Form 10-Q
period 1999-10-03
DRUGSTORE COM INC
filed 1999-11-02
CIK 1086467

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended October 3, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from            to

                         Commission File Number 0-26137

                              DRUGSTORE.COM, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       04-3416255
       (State or other jurisdiction of               (IRS Employer Identification No.)
       incorporation or organization)

                    13920 Southeast Eastgate Way, Suite 300
                           Bellevue, Washington 98005
                    (Address of principal executive offices)

                                 (425) 372-3200
                        (Registrant's telephone number)

  Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes         No   XXX

  The number of shares of common stock, $.0001 par value, outstanding on October 3, 1999 was 43,366,681.

                               ----------------

                              DRUGSTORE.COM, INC.

                                    CONTENTS

PART I -- FINANCIAL INFORMATION

 Item 1. Condensed Financial Statements...................................     1
         Condensed Consolidated Balance Sheets as of October 3, 1999 and
         December 31, 1998................................................     1
         Condensed Consolidated Statements of Operations for the Three
          Months Ended October 3, 1999 and September 30, 1998, the Nine
          Months Ended October 3, 1999 and the Period from April 2, 1998
          (Inception) to September 30, 1998...............................     2
         Condensed Consolidated Statement of Stockholders' Equity for the
          Nine Months Ended October 3, 1999...............................     3
         Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended October 3, 1999 and the Period from April 2, 1998
          (Inception) to September 30, 1998...............................     4
         Notes to Condensed Consolidated Financial Statements.............     5
 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................     7
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    13
 PART II -- OTHER INFORMATION
 Item 2. Changes in Securities and Use of Proceeds........................  II-1
 Item 5. Other Information................................................  II-1
 Item 6. Exhibits and Reports on Form 8-K.................................  II-2
 SIGNATURES................................................................ II-3

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                              DRUGSTORE.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                       October 3,  December 31,
                                                          1999         1998
                                                       ----------- ------------
                                                       (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents............................  $160,302     $14,408
 Accounts receivable..................................     2,266          --
 Inventories..........................................     2,311          --
 Prepaid marketing expenses...........................     9,612       4,317
 Other prepaid expenses and current assets............       923         520
                                                        --------     -------
  Total current assets................................   175,414      19,245
Fixed assets, net of accumulated depreciation of
 $1,912 and $66.......................................    10,353       2,616
Intangible assets, net of accumulated amortization of
 $5,371 and $33.......................................   206,043         230
Prepaid marketing expenses............................    20,038          --
Note receivable from officer..........................       265         250
Deposits and other assets.............................     1,292         176
                                                        --------     -------
Total assets..........................................  $413,405     $22,517
                                                        ========     =======
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................  $ 11,737     $ 1,254
 Accrued compensation.................................     2,425         327
 Accrued marketing expenses...........................     3,855          --
 Other current liabilities............................     1,257         142
 Current portion of capital lease obligations.........     1,435         472
                                                        --------     -------
  Total current liabilities...........................    20,709       2,195
Capital lease obligations, less current portion.......     1,008         975
Stockholders' equity:
 Preferred stock, $.0001 par value:
  Authorized shares--10,000,000
   Series A preferred stock
    Issued and outstanding shares--none and 10,000,000
     as of
     October 3, 1999 and December 31, 1998,
      respectively....................................       --        7,986
   Series B preferred stock
    Issued and outstanding shares--none and 5,446,268
     as of
     October 3, 1999 and December 31, 1998,
      respectively....................................       --       18,237
 Common stock, $.0001 par value:
  Authorized shares--250,000,000
    Issued and outstanding shares--43,366,681 and
     2,323,000 as of
     October 3, 1999 and December 31, 1998,
      respectively....................................         4         --
 Additional paid-in capital...........................   485,450       5,080
 Deferred stock-based compensation....................   (13,413)     (3,929)
 Accumulated deficit..................................   (80,353)     (8,027)
                                                        --------     -------
  Total stockholders' equity..........................   391,688      19,347
                                                        --------     -------
Total liabilities and stockholders' equity............  $413,405     $22,517
                                                        ========     =======

     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                  Period from
                                                                 April 2, 1998
                             Three Months Ended     Nine Months   (Inception)
                          -------------------------    Ended          to
                          October 3,  September 30, October 3,   September 30,
                             1999         1998         1999          1998
                          ----------  ------------- -----------  -------------
Net sales................ $   12,158    $      --   $   16,360     $      --
Cost of sales............     14,066           --       19,617            --
                          ----------    ---------   ----------     ---------
 Gross profit (loss).....     (1,908)          --       (3,257)           --
Operating expenses:
 Marketing and sales.....     16,471          313       32,988           313
 Product development.....      4,232          522       10,174           626
 General and
  administrative.........      3,120          511        7,037           582
 Charitable
  contributions..........      3,600           --        3,600            --
 Amortization of
  intangible assets......      5,300           10        5,338            18
 Amortization of stock-
  based compensation.....      9,267          350       12,850           516
                          ----------    ---------   ----------     ---------
  Total operating
   expenses..............     41,990        1,706       71,987         2,055
                          ----------    ---------   ----------     ---------
Operating loss...........    (43,898)      (1,706)     (75,244)       (2,055)
Interest income, net.....      1,925           36        2,918            36
                          ----------    ---------   ----------     ---------
Net loss................. $  (41,973)   $  (1,670)  $  (72,326)    $  (2,019)
                          ==========    =========   ==========     =========
Basic and diluted net
 loss per share.......... $    (1.33)   $   (2.38)  $    (6.54)    $   (5.30)
                          ==========    =========   ==========     =========
Pro forma basic and
 diluted net loss per
 share................... $    (1.04)   $    (.20)  $    (2.66)    $    (.45)
                          ==========    =========   ==========     =========
Weighted average shares
 outstanding used to
 compute basic and
 diluted net loss per
 share................... 31,512,007      700,502   11,062,231       380,746
                          ==========    =========   ==========     =========
Weighted average shares
 outstanding used to
 compute pro forma basic
 and diluted net loss per
 share................... 40,322,521    8,444,388   27,237,976     4,535,097
                          ==========    =========   ==========     =========

     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (unaudited)

                                                         Convertible Preferred Stock
                       ---------------------------------------------------------------------------------------------------------
                            Series A             Series B             Series C             Series D              Series E
                       -------------------  -------------------  -------------------  -------------------  ---------------------
                         Shares     Amount    Shares    Amount     Shares    Amount     Shares    Amount     Shares      Amount
                       -----------  ------  ----------  -------  ----------  -------  ----------  -------  -----------  --------
 Balance at January
 1, 1999.............   10,000,000  $7,986   5,446,268  $18,237         --   $   --          --   $   --           --   $    --
 Issuance of Series C
 preferred stock net
 of offering costs of
 $19.................          --      --          --       --    4,472,844   34,981         --       --           --        --
 Issuance of Series D
 preferred stock net
 of offering costs of
 $18.................          --      --          --       --          --       --    2,266,289   44,982          --        --
 Issuance of Series E
 preferred stock net
 of offering costs of
 $396................          --      --          --       --          --       --          --       --    12,282,599   243,567
 Conversion of
 preferred stock to
 common stock in
 conjunction with
 initial public
 offering............  (10,000,000) (7,986) (5,446,268) (18,237) (4,472,844) (34,981) (2,266,289) (44,982) (12,282,599) (243,567)
 Issuance of common
 stock for cash in
 initial public
 offering, net of
 offering costs of
 $8,921..............          --      --          --       --          --       --          --       --           --        --
 Private placement of
 common stock........          --      --          --       --          --       --          --       --           --        --
 Contribution of
 common stock to
 charitable
 foundation..........          --      --          --       --          --       --          --       --           --        --
 Issuance of warrants
 to purchase common
 stock...............          --      --          --       --          --       --          --       --           --        --
 Exercise of common
 stock options and
 warrants............          --      --          --       --          --       --          --       --           --        --
 Deferred stock-based
 compensation........          --      --          --       --          --       --          --       --           --        --
 Amortization of
 stock-based
 compensation........          --      --          --       --          --       --          --       --           --        --
 Net loss and
 comprehensive loss..          --      --          --       --          --       --          --       --           --        --
                       -----------  ------  ----------  -------  ----------  -------  ----------  -------  -----------  --------
 Balance at October
 3, 1999.............          --   $  --          --   $   --          --   $   --          --   $   --           --   $    --
                       ===========  ======  ==========  =======  ==========  =======  ==========  =======  ===========  ========
                         Common Stock    Additional   Deferred
                       -----------------  Paid-in   Stock-Based  Accumulated
                         Shares   Amount  Capital   Compensation   Deficit    Total
                       ---------- ------ ---------- ------------ ----------- ---------
 Balance at January
 1, 1999.............   2,323,000  $--    $  5,080    $ (3,929)   $ (8,027)  $ 19,347
 Issuance of Series C
 preferred stock net
 of offering costs of
 $19.................         --    --         --          --          --      34,981
 Issuance of Series D
 preferred stock net
 of offering costs of
 $18.................         --    --         --          --          --      44,982
 Issuance of Series E
 preferred stock net
 of offering costs of
 $396................         --    --         --          --          --     243,567
 Conversion of
 preferred stock to
 common stock in
 conjunction with
 initial public
 offering............  34,468,000     3    349,750         --          --         --
 Issuance of common
 stock for cash in
 initial public
 offering, net of
 offering costs of
 $8,921..............   5,750,000     1     94,578         --          --      94,579
 Private placement of
 common stock........     555,555   --      10,000         --          --      10,000
 Contribution of
 common stock to
 charitable
 foundation..........     200,000   --       3,600         --          --       3,600
 Issuance of warrants
 to purchase common
 stock...............         --    --          24         --          --          24
 Exercise of common
 stock options and
 warrants............      70,126   --          84         --          --          84
 Deferred stock-based
 compensation........         --    --      22,334     (22,334)        --         --
 Amortization of
 stock-based
 compensation........         --    --         --       12,850         --      12,850
 Net loss and
 comprehensive loss..         --    --         --          --      (72,326)   (72,326)
                       ---------- ------ ---------- ------------ ----------- ---------
 Balance at October
 3, 1999.............  43,366,681  $  4   $485,450    $(13,413)   $(80,353)  $391,688
                       ========== ====== ========== ============ =========== =========

     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                 Period from
                                                Nine Months     April 2, 1998
                                                   Ended        (Inception) to
                                              October 3, 1999 September 30, 1998
                                              --------------- ------------------
Operating Activities:
Net loss....................................     $(72,326)         $(2,019)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Non-cash expenses:
   Depreciation.............................        1,974                5
   Marketing and sales......................        4,374               --
   Charitable contributions.................        3,600               --
   Amortization of intangible assets........        5,338               18
   Amortization of stock-based
    compensation............................       12,850              516
  Changes in:
   Accounts receivable......................       (2,266)              --
   Inventories..............................       (2,311)              --
   Prepaid marketing expenses...............       (1,763)            (458)
   Other prepaid expenses and current
    assets..................................         (447)             (25)
   Deposits and other assets................       (1,116)            (106)
   Accounts payable and accrued expenses....       16,746              195
   Other....................................          (98)             (14)
                                                 --------          -------
Net cash used in operating activities.......      (35,445)          (1,838)
Investing Activities:
Purchase of fixed assets....................       (7,893)            (192)
Purchase of intangible assets...............          (95)             (90)
                                                 --------          -------
Net cash used in investing activities.......       (7,988)            (282)
Financing Activities:
Proceeds from sales of common stock.........      104,578               90
Proceeds from exercise of stock options and
 warrants...................................           85               --
Net proceeds from the issuance of Series A
 preferred stock............................           --            3,986
Net proceeds from the issuance of Series C
 preferred stock............................       34,981               --
Net proceeds from the issuance of Series D
 preferred stock............................       39,982               --
Net proceeds from the issuance of Series E
 preferred stock............................        9,635               --
Proceeds from capital lease obligations.....          538               --
Principal payments on capital lease
 obligations................................         (472)              --
                                                 --------          -------
Net cash provided by financing activities...      189,327            4,076
                                                 --------          -------
Net increase in cash and cash equivalents...      145,894            1,956
Cash and cash equivalents at beginning of
 period.....................................       14,408               --
                                                 --------          -------
Cash and cash equivalents at end of period..     $160,302          $ 1,956
                                                 ========          =======
Supplemental Cash Flow Information:
Cash paid for interest......................     $     56          $    --
Equipment acquired through capital lease
 agreements.................................     $    945          $    --
Issuance of Series A preferred stock in
 exchange for technology license and
 advertising agreement......................     $     --          $ 4,000
Issuance of Series D preferred stock in
 exchange for cable television advertising..     $  5,000          $    --
Issuance of Series E preferred stock in
 exchange for access to insurance coverage,
 advertising commitments and a vendor
 agreement..................................     $233,932          $    --
Issuance of warrants to purchase common
 stock in exchange for intangible asset.....     $     24          $    --

     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   The accompanying unaudited consolidated financial statements of drugstore.com, inc. and its subsidiaries (collectively the "Company"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 and the Company's unaudited interim consolidated financial statements for the six months ended July 4, 1999, included in the Company's Prospectus, dated July 27, 1999, filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

   Reclassifications: Certain prior period amounts have been reclassified to conform with the current period presentation.

2. Net Loss Per Share

   Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options, warrants and the convertible preferred stock are not included in the calculation of diluted net loss per share because they are antidilutive.

   Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding convertible preferred stock into shares of common stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the date of original issuance.

   The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated:

                                                                    Period from
                           Three Months Three Months  Nine Months  April 2, 1998
                              Ended         Ended        Ended     (Inception) to
                            October 3,  September 30, October 3,   September 30,
                               1999         1998         1999           1998
                           ------------ ------------- -----------  --------------
                                                (unaudited)
Numerator:
  Net loss (in
   thousands)............   $  (41,973)  $   (1,670)  $  (72,326)    $  (2,019)
                            ==========   ==========   ==========     =========
Denominator:
  Weighted average common
   shares outstanding....   32,880,973    1,938,260   12,284,572     1,044,448
  Less weighted average
   common shares issued
   subject to repurchase
   agreements............   (1,368,966)  (1,237,758)  (1,222,341)     (663,702)
                            ----------   ----------   ----------     ---------
  Denominator for basic
   and diluted
   calculation...........   31,512,007      700,502   11,062,231       380,746
  Weighted average effect
   of pro forma
   conversion of
   securities:
    Series A convertible
     preferred stock.....    2,637,363    7,743,886    7,572,464     4,154,351
    Series B convertible
     preferred stock.....    1,436,378           --    4,124,167            --
    Series C convertible
     preferred stock.....    1,179,651           --    2,917,072            --
    Series D convertible
     preferred stock.....      597,703           --      582,995            --
    Series E convertible
     preferred stock.....    2,969,419           --      979,047            --
                            ----------   ----------   ----------     ---------
Denominator for pro forma
 basic and diluted
 calculation.............   40,332,521    8,444,388   27,237,976     4,535,097
                            ==========   ==========   ==========     =========
Net loss per share:
  Basic and diluted......   $    (1.33)  $    (2.38)  $    (6.54)    $   (5.30)
                            ==========   ==========   ==========     =========
  Pro forma basic and
   diluted...............   $    (1.04)  $     (.20)  $    (2.66)    $    (.45)
                            ==========   ==========   ==========     =========

   At October 3, 1999 there were 4,094,634 stock options outstanding that were excluded from the computation of actual and pro forma diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

3. Stockholders' Equity

 Issuance of Warrants

   In February 1999, the Company issued a warrant to purchase 10,000 shares of its common stock at $7.83 per share in exchange for the right to use the 1-800-DRUGSTORE and related iterations of telephone numbers. The fair value of such warrants was estimated at $24,000, was recorded as an intangible asset and is being amortized over three years. These warrants were exercised in July 1999 and resulted in net proceeds of approximately $78,000.

 Convertible Preferred Stock

   In January and March 1999, the Company issued 4,472,844 shares of Series C preferred stock in a private placement offering in exchange for gross cash proceeds of $35 million.

   In June 1999, the Company issued 2,266,289 shares of Series D preferred stock to a new investor in exchange for $40 million in cash and $5 million in cable television advertising obligations. The cable television advertising is expected to be aired within the next 12 months and has been classified as a current asset in prepaid marketing expenses.

   In July 1999, the Company consummated a series of agreements with Rite Aid Corporation (Rite Aid) and General Nutrition Companies, Inc. (GNC) to issue 12,282,599 shares of Series E preferred stock in exchange for an aggregate of $10 million in cash and other consideration, including access to insurance coverage, advertising commitments and a vendor agreement with an estimated fair value of $233.9 million. The $233.9 million non-cash portion of the consideration from the Rite Aid and GNC agreements was allocated to the following components based on a valuation obtained from an independent valuation expert (in millions):

         Access to insurance coverage.................... $182.0
         Advertising commitments.........................   22.9
         Vendor agreement................................   29.0
                                                          ------
                                                          $233.9
                                                          ======

   The access to insurance coverage and the vendor agreement have been classified as intangible assets and the advertising commitments have been classified within prepaid marketing expenses. All of the assets are to be amortized on a straight-line basis over their contractual life of 10 years.

 Initial Public Offering of Common Stock

   On July 27, 1999, the Company completed its initial public offering of 5,750,000 shares of common stock resulting in approximately $94.6 million in net proceeds. In connection with the closing of the offering, all of the outstanding convertible preferred stock was converted into an aggregate of 34,468,000 shares of common stock. Through a separate private placement transaction, the Company also issued 555,555 shares of common stock to Amazon.com, Inc., resulting in proceeds of approximately $10 million. Subsequent to the Company's initial public offering, the total number of authorized shares was changed to 260,000,000 shares, of which 250,000,000 shares are common stock and 10,000,000 shares are undesignated preferred stock. Additionally, the par value of the Company's common and preferred stock was changed to $.0001 per share. The accompanying financial statements have been restated to reflect the change in the par value of the common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

   This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section of our prospectus related to our initial public offering filed with the Securities and Exchange Commission (SEC) on July 28, 1999 pursuant to Rule 424(b)(4) of the Securities Act of 1933 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

Results of Operations

   Because we commenced commercial operations on February 24, 1999 and have a short operating history, we believe that period-to-period comparisons prior to 1999 are less meaningful than an analysis of recent quarterly operating results. Accordingly, we are providing a discussion and analysis of our results of operations that compares the quarter ended October 3, 1999 to the quarter ended July 4, 1999.

   The following table sets forth unaudited quarterly statement of operations data for the six quarters ended October 3, 1999. This unaudited quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                   Quarter Ended
                          ------------------------------------------------------------------
                          June 30, September 30, December 31, April 4,  July 4,   October 3,
                            1998       1998          1998       1999      1999       1999
                          -------- ------------- ------------ --------  --------  ----------
                                                   (in thousands)
Net sales...............   $  --      $    --      $    --    $    652  $  3,550   $ 12,158
Cost of sales...........      --           --           --         672     4,879     14,066
                           -----      -------      -------    --------  --------   --------
 Gross profit (loss)....      --           --           --         (20)   (1,329)    (1,908)
Operating expenses:
 Marketing and sales....      --          313        2,779       5,189    11,328     16,471
 Product development....     104          522        1,552       2,713     3,229      4,232
 General and
  administrative........      71          511        1,279       1,713     2,204      3,120
 Charitable
  contributions.........      --           --           --          --        --      3,600
 Amortization of
  intangible assets.....       8           10           15          18        20      5,300
 Amortization of stock-
  based compensation....     166          350          521       1,257     2,326      9,267
                           -----      -------      -------    --------  --------   --------
 Total operating
  expenses..............     349        1,706        6,146      10,890    19,107     41,990
                           -----      -------      -------    --------  --------   --------
Operating loss..........    (349)      (1,706)      (6,146)    (10,910)  (20,436)   (43,898)
Interest income, net....      --           36          138         318       675      1,925
                           -----      -------      -------    --------  --------   --------
Net loss................   $(349)     $(1,670)     $(6,008)   $(10,592) $(19,761)  $(41,973)
                           =====      =======      =======    ========  ========   ========

   Net Sales and Cost of Sales. Net sales includes product sales and charges to customers for shipping and handling less any allowances for product returns, promotional discounts and coupons. Cost of sales includes related cost of products shipped to customers and outbound and inbound shipping costs.

   Net sales for the third quarter of 1999 were $12.2 million, a 242% increase over net sales for the second quarter of 1999 of $3.6 million. Our cumulative customer accounts increased from 168,000 at the end of second quarter 1999 to 428,000 customer accounts at the end of third quarter 1999, an increase of 155%. Orders from repeat customers also increased during the third quarter to more than 30% of total orders. The increase in net sales was a result of the increase in our customer base, the increase in our repeat orders as a percentage of total orders, and growth in pharmacy orders, primarily associated with the Rite Aid Corporation (Rite Aid) local pickup service for prescription refills, which commenced in the third quarter of 1999. In the future, the level of our sales will depend on a number of factors including, but not limited to, the following:

  .  The number of customers we are able to obtain;

  .  The frequency of our customers' purchases;

  .  The quantity and mix of products our customers purchase;

  .  The price we charge for our products;

  .  The amount we charge for shipping;

  .  The extent of sales promotions and discounts we offer;

  .  The extent of reimbursement available from third-party payors;

  .  The level of customer returns we experience; and

  .  The seasonality that we may experience in our business.

   Gross margin improved from negative 37.4% in the second quarter of 1999 to negative 15.7% during the third quarter of 1999. The negative gross margins were primarily the result of promotional sales discounts associated with new customer acquisition. The improvement in the gross margin is primarily attributable to a decrease in the number of customer orders placed using promotional discounts as a percentage of total customer orders. We expect to continue to offer various types of promotional discounts for the foreseeable future as a strategy to attract new customers. Accordingly, we may continue to experience negative gross margins in future periods. Our gross margin will continue to fluctuate based on a number of factors, including, but not limited to, the following:

  . The cost of our products, including the extent of purchase volume discounts that we are able to obtain from suppliers;

  .  Our pricing strategy relative to the cost of our products;

  .  The mix of products our customers purchase;

  . The mix of cash payments vs. insurance reimbursement for our pharmacy products;

  .  Our shipping pricing strategy relative to the cost of shipping;

  . Our distribution and fulfillment strategy if we decide to open our own distribution centers; and

  . The extent to which we are able to control product damage, shrinkage and expiration through inventory management practices.

   Marketing and Sales. Marketing and sales expenses consist primarily of advertising and promotional expenditures, distribution expenses, including order processing and fulfillment charges, equipment and supplies, and payroll and related expenses for personnel engaged in marketing, merchandising, customer service and distribution and fulfillment activities. Marketing and sales expenses increased from $11.3 million in the second quarter of 1999 to $16.5 million in the third quarter of 1999. The increase was primarily due to expenses associated with the addition of marketing and sales personnel, an increase in advertising media and promotional costs and increased distribution expenses related to the increase in order volume.

   We intend to continue to pursue an aggressive branding and marketing campaign and, therefore, expect marketing and sales expenses to increase significantly in absolute dollars. Marketing and sales expenses may also vary considerably from quarter to quarter, depending on the timing of our advertising campaigns. To the extent that our sales volume increases in future periods, we expect marketing and sales expenses to increase in absolute dollars as we expand our distribution and fulfillment activities. This includes the costs of staffing and developing the distribution center we intend to establish in the first quarter of 2000.

   Product Development. Product development expenses consist primarily of payroll and related expenses for Web site development and information technology personnel, Internet access and hosting charges and Web site content and design expenses. Product development expenses increased from $3.2 million in the second quarter of 1999 to $4.2 million in the third quarter of 1999. The increase was primarily due to increased expenses associated with the addition of product development personnel.

   Over the next several months, we plan to continue to work on a significant number of development projects that will result in increased product development expenses. Such projects include, but are not limited to:

  . Enhancing and developing our systems as necessary to operate an independent distribution center;

  . Continuing to enhance and develop our systems as necessary to provide for in-store prescription pickup at Rite Aid stores;

  .  Enhancing our Web site to display additional product offerings; and

  .  Other Web site product and content enhancements.

   We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase significantly in absolute dollars.

   General and Administrative. General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, and other general corporate expenses. General and administrative expenses increased from $2.2 million in the second quarter of 1999 to $3.1 million in the third quarter of 1999. The increase was primarily due to increased expenses associated with the addition of general and administrative personnel, recruiting and relocation expenses and the cost of corporate facilities. We expect general and administrative expenses to increase in absolute dollars as we expand our staff and incur additional costs related to the anticipated growth of our business.

   Charitable Contributions. During the third quarter of fiscal 1999, we donated 200,000 shares of our common stock to a charitable foundation established by us. We recognized expense of $3.6 million based on the fair value of the common stock donated to the foundation.

   Amortization of Intangible Assets. Amortization of intangible assets increased to $5.3 million in third quarter of 1999 primarily due to the amortization of intangible assets received in connection with the Rite Aid and General Nutrition Companies, Inc. (GNC) transaction.

   Amortization of Stock-based Compensation. Amortization of stock-based compensation increased from $2.3 million in the second quarter of 1999 to $9.3 million in the third quarter of 1999. The increase was primarily due to the grant of stock options to new employees prior to the Company's initial public offering and additional expense primarily associated with a separation agreement with the Company's founder.

   Interest Income, net. Interest income represents earnings on our cash and cash equivalents net of interest expense associated with capital lease obligations. Interest income was $0.7 million in the second quarter of fiscal 1999 and $1.9 million in the third quarter of fiscal 1999. The increase is due to a higher average outstanding balance of cash and cash equivalents earning interest in the third quarter. Such increase is due to cash obtained in July 1999 from our initial public offering, the Rite Aid and GNC transaction and the Amazon.com, Inc. private placement.

Liquidity and Capital Resources

   Prior to our initial public offering, we financed our operations primarily through private sales of preferred stock which yielded net cash proceeds of $106.8 million. In July 1999, we completed our initial public offering and issued 5,750,000 shares of common stock at an initial public offering price of $18.00 per share. In connection with our initial public offering, we received approximately $94.6 million in net cash proceeds. Concurrently, we received $10 million in cash in exchange for 555,555 shares of our common stock through a private placement with Amazon.com, Inc.

   We have incurred net losses of $80.4 million from inception to October 3, 1999. We believe that we will continue to incur net losses for the forseeable future and that the rate at which we will incur such losses will increase significantly from current levels.

   Net cash used in operating activities was $35.4 million for the first nine months of fiscal 1999. Net cash used in operating activities for this period primarily consisted of net losses offset by a net source of funds from working capital.

   Net cash used in investing activities was $8.0 million for the first nine months of fiscal 1999. Net cash used in investing activities primarily consisted of leasehold improvements and purchases of equipment and systems, including computer equipment, warehouse handling equipment and fixtures and furniture.

   Net cash provided by financing activities was $189.3 million for the first nine months of fiscal 1999 and consisted primarily of $104.6 million in net proceeds from the issuance of common stock and $84.6 million in net proceeds from the issuance of convertible preferred stock.

   As of October 3, 1999 we had $160.3 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under operating leases and marketing agreements with certain Web portals, including Yahoo!, America Online, MSNBC and Discovery Channel, aggregating approximately $30.1 million through 2005. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. In the first quarter of 2000, we intend to begin operating our own distribution center to improve the customer experience by locating closer to a greater percentage of our customers, exerting greater control over the distribution process and ensuring the supply of products for our customers. The distribution center is currently under construction and will require significant capital investments in facilities and equipment. For the remainder of 1999 and in 2000, we also expect to devote substantial expenditures toward technology and systems upgrades to support the new distribution center and our ability to provide in-store prescription pick up at Rite Aid stores, inventory purchases for the new distribution center and advertising and promotional activities.

   We believe that our existing cash and cash equivalents, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures into the second half of 2000. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

Year 2000

   Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. We use software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000 phenomenon. For example, we are dependent on the financial institutions involved in processing our customers' credit card payments for Internet services and a third party that hosts our servers. We are also dependent on telecommunications vendors to maintain our network and the United States Postal Service and other third-party carriers to deliver products to customers.

   We have substantially completed our review of the year 2000 compliance of our internally developed proprietary software. This review has included testing to determine how our systems will function at and beyond the year 2000. Since inception, we have internally developed substantially all of the systems for the operation of our Web site. These systems include the software used to provide our Web site's search, customer interaction, and transaction processing and distribution functions, as well as monitoring and back-up capabilities. Based upon our assessment, we believe that our internally developed proprietary software is year 2000 compliant.

   We continue to assess the year 2000 readiness of our third-party supplied software, computer technology and other services, which include software for use in our accounting, database and security systems. As part of the assessment of the year 2000 compliance of these systems, we have sought assurances from these vendors that their software, computer technology and other services are year 2000 compliant. This assessment process has been substantially completed. Based upon the results of this assessment, we plan to implement some minor corrective measures with respect to third-party software, computer technology and services during the fourth quarter of fiscal 1999. We have expensed amounts incurred in connection with year 2000 assessment since our inception through October 3, 1999. To date, such amounts have not been material and although any future expenses cannot be readily determined, these costs are not expected to be material. If such third-party supplied software, computer technology and other services fail to be year 2000 compliant, it could have a material adverse effect on us.

   The year 2000 readiness of the general infrastructure necessary to support our operations is difficult to assess. For example, we depend on the integrity and stability of the Internet to provide our services. We also depend on the year 2000 compliance of the computer systems and financial services used by consumers. Thus, the infrastructure necessary to support our operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the potential year 2000 issues that may impact the entire infrastructure. Our ability to assess the reliability of this infrastructure is limited and relies solely on generally available news reports, surveys and comparable industry data. Based on these sources, we believe most entities and individuals that rely significantly on the Internet are reviewing and attempting to remediate issues relating to year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of year 2000 issues. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for our products and services.

   We rely to a large extent on rapid distribution by third parties. We currently purchase all of our pharmaceutical products from one vendor, RxAmerica L.L.C., and Walsh Distribution, Inc. accounted for 72% of our nonpharmaceutical costs of sales from launch of our Web store to October 3, 1999. We will also depend on Rite Aid, PCS Health Systems, Inc. and GNC whereby, among other things, certain of our systems will be integrated with Rite Aid's, certain transactions will rely on PCS's transaction processing systems, and we are the exclusive online provider of GNC-branded products. The year 2000 readiness of these third parties has not been thoroughly assessed. We have inquired at a general level as to the year 2000 readiness of these third parties and, based on these inquiries, we have been informed that assessment of critical systems has been substantially completed. However, we have not yet used any independent verification or validation processes to analyze these parties' year 2000 risk, cost estimates or readiness. We plan to conduct some integrated assessments between our internally developed systems and the systems of RxAmerica L.L.C. and Walsh Distribution, Inc. We expect to complete these assessments during the fourth quarter of 1999. The failure of these third parties to be year 2000 compliant could significantly disrupt our business.

   At this time, we have not yet developed a contingency plan to address situations that may result if we or our vendors are unable to achieve year 2000 compliance. The need for such a contingency plan is currently expected to be assessed during the fourth quarter of fiscal 1999 and will depend on a number of factors, including (1) the results of our year 2000 review and assessment,
(2) the extent of the corrective actions that have been implemented, (3) the status of our new distribution facility, and (4) the cost of developing and implementing a contingency plan. Based on this evaluation, we will determine if the development and implementation of a contingency plan is a cost-effective strategy. Any failure of our material systems, our vendors' material systems, our customers' computers, or the Internet to be year 2000 compliant could have negative consequences for us. Such consequences could include difficulties in operating our Web site effectively, taking customer orders, making product deliveries or conducting other fundamental parts of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to the Company.

                           PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

   (c) Sales of Unregistered Securities During the Quarter

   During the quarter ended October 3, 1999, we issued and sold 3,750 unregistered shares of our common stock to employees pursuant to the exercise of stock options under our 1998 stock plan. We granted these options as consideration for the recipients' services to drugstore.com. In issuing these securities, we relied on an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

   On July 7, 1999, we issued 12,282,599 shares of our Series E Preferred Stock to Rite Aid Corporation and General Nutrition Companies, Inc. in exchange for $10 million in cash and other consideration, including access to insurance coverage, advertising commitments and a vendor agreement with an estimated fair value of $233.9 million. On August 2, 1999, we issued 555,555 shares of common stock to Amazon.com, Inc. for $10 million in cash. In issuing these securities, we relied on an exemption from registration pursuant to Rule 506 under Section 4(2) of the Securities Act, on the basis that the transactions did not involve any public offering.

   On July 29, 1999, we issued 10,000 shares of common stock to Dial 800, LLC upon the exercise of warrants that had previously been issued in exchange for the right to use the 1-800-DRUGSTORE and related iterations of telephone numbers. The aggregate exercise price for the warrants was $78,000. In issuing these securities, we relied on an exemption from registration pursuant to Rule 506 under Section 4(2) of the Securities Act, on the basis that the transactions did not involve any public offering.

   (d) Use of Proceeds

   On July 27, 1999, our registration statement on Form S-1, file number 333-78813, became effective. The offering date was July 27, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Morgan Stanley Dean Witter, Donaldson, Lufkin & Jenrette and Thomas Weisel Partners LLC. The offering consisted of 5,750,000 shares of our common stock, including 750,000 shares of common stock pursuant to the exercise of the underwriter's over-allotment option. The aggregate price of the shares offered and sold was $103.5 million. After accounting for approximately $7.2 million in underwriting discounts and commissions and $1.7 million in other expenses, we received proceeds of $94.6 million. We generated interest income of approximately $1.9 million for the three months ended October 3, 1999. The proceeds and generated interest income remain in temporary investments consisting of money market accounts available on a daily basis and short-term commercial paper.

Item 5. Other Information

   On August 20, 1999, we announced the appointment of Melinda French Gates and Martin L. Grass to our board of directors.

   Mrs. Gates worked at Microsoft Corporation from 1987 to May 1996 in a variety of positions, including serving both as product manager and general manager of the development of several multi-media products and other software programs. Since leaving Microsoft in 1996, Mrs. Gates has focused on philanthropic work in the areas of global health and learning. Mrs. Gates holds a Bachelor of Arts and a Masters of Business Administration from Duke University.

   Mr. Grass, who had been nominated to the board of directors by Rite Aid Corporation pursuant to a voting agreement, resigned from the board of directors on October 18, 1999. Under the terms of the voting agreement, Rite Aid Corporation has the right to nominate Mr. Grass's replacement.

   On August 20, 1999, we announced that Jed A. Smith, the founder of drugstore.com is leaving the Company to pursue a new entrepreneurial venture. Mr. Smith was our initial president, served as a director and as our vice president of strategic partnerships. Mr. Smith continues to be an investor in drugstore.com.

   On October 20, 1999, we announced that Kal Raman was promoted to the position of Chief Operating Officer. Mr. Raman was previously drugstore.com's Senior Vice President, Operations.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    See Exhibit Index.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DRUGSTORE.COM, INC.
                                         (Registrant)

                                     By /s/ David E. Rostov
                                        ---------------------------------------
                                        David E. Rostov
                                        Chief Financial Officer
                                        (principal financial and chief
                                        accounting officer)

Date: November 1, 1999

                               INDEX TO EXHIBITS

 Exhibit No.                             Description
 -----------                             -----------
  3.1        Amended and Restated Certificate of Incorporation of drugstore.com
             (Incorporated by reference to exhibit number 3.2 to
             drugstore.com's registration statement on Form S-1 (file number
             333-78813),
             filed July 20, 1999).
  3.2        Bylaws of drugstore.com, as amended (Incorporated by reference to exhibit number 3.3 to drugstore.com's registration statement on
             Form S-1 (file number 333-78813), filed May 19, 1999).
 10.1        Lease Agreement dated August 30, 1999 between DS Distribution,
             Inc. and the Northwestern Mutual Life Insurance Company.
 27.1        Financial Data Schedule.