Form 10-K
period 2000-01-02
DRUGSTORE COM INC
filed 2000-02-28
CIK 1086467

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 2, 2000
                        Commission file number: 0-26137

                              drugstore.com, inc.
            (Exact Name of Registrant as Specified in its Charter)

     Delaware                     13920 Southeast Eastgate Way, Suite 300                      04-3416255
 (State or Other                        Bellevue, Washington 98005                          (I.R.S. Employer
 Jurisdiction of                              (425) 372-3200                               Identification No.)
 Incorporation or      (Address, including zip code, and telephone number, including
  Organization)           area code, of Registrant's Principal Executive Offices)

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $0.0001 per share
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $343,174,572 as of February 3, 2000, based upon the closing price of $29.250 on the Nasdaq National Market reported on such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 3, 2000, the number of shares of Common Stock outstanding was 46,022,560.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                              drugstore.com, inc.

                                   FORM 10-K
                   For the Fiscal Year Ended January 2, 2000

                                     Index

                                                                           Page
                                                                           ----
 Part I
  Item 1.  Business.....................................................     1
  Item 2.  Properties...................................................    16
  Item 3.  Legal Proceedings............................................    16
  Item 4.  Submission of Matters to a Vote of Security Holders..........    16

 Part II
  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................    17
  Item 6.  Selected Consolidated Financial Data.........................    18
  Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    19
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk...    43
  Item 8.  Financial Statements and Supplementary Data..................    43
  Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    43

 Part III
  Item 10. Directors and Executive Officers of the Registrant...........    44
  Item 11. Executive Compensation.......................................    47
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management..................................................    51
  Item 13. Certain Relationships and Related Transactions...............    52

 Part IV
  Item 14. Exhibits, Financial Statements Schedules and Reports on Form
           8-K..........................................................    56

                                    PART I

Item 1. Business

Overview

   drugstore.com is a leading online drugstore: a retail store and information site for health, beauty, wellness, personal care and pharmacy products. As of January 2, 2000, we have sold our products to approximately 695,000 customers. We were incorporated in April 1998 and commercially launched our Web site on February 24, 1999. We designed our store to provide a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. Our Web site can be accessed 24 hours a day, seven days a week from anywhere that a consumer has Internet access. We believe we offer a larger selection of products than typical store-based retailers, along with a wealth of health-related information, buying guides and other tools designed to help consumers make more educated purchasing decisions. Our shopping lists and e-mail reminders are designed to make it easier for our customers to regularly purchase their preferred products. We believe that our online store provides a customer with a superior shopping experience, making buying What Every Body Needs(TM) less of a chore.

Industry Background

   The Growth of the Internet and Electronic Commerce

   The Internet has become an important medium for communicating, finding information and purchasing products and services. We believe that the number of Web users in the United States will increase as a result of a number of factors including:

  . The large installed base of personal computers in the workplace and home;

  . Advances in the performance and reductions in the cost of personal computers and modems;

  .  Improvements in the ease of use and security of the Internet;

  . The availability of a broader range of online products, information and services; and

  . Growing awareness among consumers and businesses of the benefits of online shopping.

   The Internet has unique and powerful characteristics that differentiate it from traditional distribution channels and have facilitated its use as a purchasing medium. We believe consumers using the Internet to purchase goods expect a more information-intensive experience than when they shop at a traditional retail store. We believe the ability to obtain relevant, up-to-date information makes the consumer better prepared to make a purchase. Accessing the Internet from a computer in the home or office allows a consumer to easily scroll through and search articles, pages of product data and related topics. This allows consumers to research and then purchase products at their convenience.

   Healthcare Trends on the Internet

   Healthcare is one of the largest segments of the U.S. economy, representing an annual expenditure of roughly $1 trillion, and health and medical information is one of the fastest growing areas of interest on the Internet. We believe that a large number of consumers shop for healthcare products online and that the number of adults in the United States searching online for health and medical information has grown and will continue to grow.

   The drugstore.com Market

   The market we address can be divided into five primary categories: health, beauty, wellness, personal care and pharmacy. Many products in this market are personal (being used on a person's skin or in a person's body) and essential, and often are purchased repeatedly. In this market, vendors frequently introduce new products, and consumers seek comprehensive product information. Consumers currently shop for these products primarily in chain drugstores, mass market retailers, supermarkets, warehouse clubs and independent drugstores. However, category-specific retailers and catalogs also serve each of these categories. Overall, distribution of products in our primary market categories is fragmented.

   Key aspects of the primary categories of the drugstore.com market are as follows:

   Health. The health category includes over-the-counter remedies (such as cough, cold, allergy and pain relief medications), first aid, medical devices for home healthcare, contraceptives and other products related to the body's health needs. We believe that the aging U.S. population, along with a greater portion of prescription drugs becoming available as over-the-counter medications, will contribute to growth in this market category. Consumers in the health category often seek significant amounts of product information to determine which products will meet their health needs. Consumers generally buy health products from chain drugstores, mass market retailers, supermarkets, and warehouse clubs as well as from locally-owned, independent drugstores and convenience stores. Representative brands carried in our health product category include Advil, Tylenol, Pepcid, Bausch & Lomb and Metamucil.

   Beauty. The beauty category includes cosmetics, fragrances and a variety of skin care products. Some of the factors driving consumer demand for beauty products include regular and seasonal new product introductions, as well as changing fashion trends. Consumers often seek advice regarding these trends or the functionality of new products. The beauty category can be broadly classified into two subcategories: mass market and prestige products. Consumers for mass market beauty products typically purchase such products in mass market retailers, drugstores and supermarkets. Consumers for prestige products generally shop in department stores, beauty specialty stores, or spas and salons. Representative brands carried in our beauty product category include Revlon, L'Oreal, Cover Girl and Neutrogena.

   Wellness. The wellness category includes vitamins, nutritional supplements, herbs, homeopathy, and other natural products. We believe that increasing consumer interest in nutritional and wellness products to improve physical and mental well-being has contributed to growth in this category. We believe supplemental product information is important to these consumers because they are interested in the intended physiological effects of these products. Consumers can obtain these products at chain drugstores, mass market retailers, supermarkets, warehouse clubs, and specialty stores as well as through catalogs or online vitamin and nutrition stores. Representative brands carried in our wellness product category include Centrum, One-A-Day, Nature Made, Twinlab, Natrol and Nature's Way. We are also the exclusive online retailer of GNC wellness products.

   Personal Care. The personal care market category includes products related to hair, body and eye care, shaving, oral hygiene and feminine needs. The personal care category is comprised of a number of different product groups that consumers typically shop for at mass market retailers, chain drugstores, supermarkets, warehouse clubs and specialty stores. Representative brands carried in our personal care product category include Gillette, Colgate, Johnson & Johnson, Rogaine and Pampers.

   Pharmacy. This category consists primarily of prescription medication for chronic illnesses, such as high blood pressure, osteoporosis and depression. We believe that a significant percentage of prescription sales for chronic illnesses are distributed through retail channels, and that the number of prescriptions written for chronic illnesses will grow due to an aging population and the increasing utilization of pharmaceuticals in medical management. Over the past ten years, mail order pharmacies have become an increasingly important source of pharmaceuticals for chronic illnesses.

   Limitations on Traditional Channels of Distribution

   Traditional channels of retail distribution for health, beauty, wellness, personal care and pharmacy products have many limitations, including:

   Inconvenience. Consumers often view shopping for many of these products as a chore. Shopping at a physical store can be highly inconvenient. It generally involves time-consuming activities such as making a trip to the store, finding a parking space, searching for the desired products, and waiting in line to fill a prescription or make a purchase. This process can be especially difficult for customers with disabilities or parents with young children. To increase convenience for consumers, traditional store-based retailers often need to open new stores, which is time-consuming and expensive. Each new store results in significant investments in inventory, real estate, building improvements and the hiring and training of store personnel. The required investment may limit the ability of traditional store-based retailers to serve geographic areas that are not densely populated. Also, an existing store may face substantial added costs if it attempts to build more parking spaces or hire more clerks in order to reduce parking and waiting inconveniences.

   Narrow Selection. Consumers value the opportunity to select items from a broad range of products that best fit their needs. However, consumers must often choose from a narrow product selection at traditional store-based retailers. Stores may not carry a full range of products, especially prestige, specialty or regional products, or carry a full assortment of sizes. Desired items may be out of stock. Overcoming these difficulties can be prohibitively expensive for traditional retail stores, usually due to shelf space limitations, the cost of carrying inventory and the resulting need to allocate inventory dollars to popular products. To the extent that mass market retailers allocate physical store space to items such as alcohol, lawn furniture, motor oil and snack foods, they may have to reduce the number of health, beauty, wellness and personal care products that they offer. Product selection in traditional store-based retailers cannot be tailored to individual needs because it is driven by aggregate demand.

   Limited Information and Communication. Consumers buying health, beauty, wellness, personal care and pharmacy products often seek information and knowledgeable advice to assist them in making purchasing decisions. Many traditional store-based retailers do not provide consumers with access to useful product information or readily-available on-site experts who can provide helpful advice. Employees at traditional store-based retailers, especially supermarkets and mass market retailers, may have limited if any interaction with their customers. Often there is no direct contact, except at the check-out line. Customers may also face difficulties following up with questions after a purchase. While traditional store-based retailers could take steps to increase the availability of customized information and on-site experts, such steps would involve substantial investments in printing and training. In addition, it is difficult for a traditional retail store to use information about a particular consumer to personalize that consumer's shopping experience.

   Lack of Privacy. Because many health, beauty, wellness, personal care and pharmacy products are inherently personal, consumers often desire ways to preserve the anonymity of their purchases and the confidentiality of the information transferred in the buying process. Many consumers may feel uncomfortable purchasing certain drugstore products, such as birth control devices, feminine care products, and incontinence products, in a traditional retail store. Many consumers have encountered the unpleasant experience of placing such a product on a checkout stand's conveyor belt in front of store clerks and other waiting customers. Consumers may hesitate to ask store personnel questions about which product best meets a need, or how to use a product, especially if either the question or the answer is embarrassing or may be overheard by others. Overcoming this limitation is very difficult for traditional retail stores because the consumer must visit a physical store frequented by other customers and must interact in person with store employees.

The drugstore.com Solution

   We are a leading online drugstore: a retail store and information site for health, beauty, wellness, personal care and pharmacy products. We designed our store to provide a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. We believe our online store provides customers with a superior shopping experience, making buying What Every Body Needs(TM) less of a chore.

   We draw and retain consumers by emphasizing key attributes of our store:

   Convenience. Our user-friendly Web store may be reached from wherever the shopper has Internet access, such as the shopper's home or office. Further convenience advantages at our store include:

  .  Shopping 24 hours a day, seven days a week;

  . Direct delivery to the shopper's home or office, avoiding the need for a trip to a physical store;

  . The opportunity for customers to order refills of their existing Rite Aid prescriptions on our Web site for pick up at a local Rite Aid store or for delivery using one of our standard delivery options;

  . A personal shopping list for every customer, allowing for quick and easy reordering in future visits;

  . Simplified searching for products and information using advanced search technology;

  . Confidential access by a customer to his or her individual medication profiles at any time; and

  .  Ability to purchase and send products easily to others.

   Selection. Because we do not have shelf-space limitations, we believe we offer a significantly greater number of products than are available in a traditional chain drugstore. Not only do we offer traditional chain drugstore items (prescription drugs, over-the-counter medications and personal care), we offer a broad selection of health, beauty and wellness products. Many traditional chain drugstores do not carry a wide range of these products. We believe that we offer one of the largest selections of drugstore products available on the Internet. We are also the only online retailer that offers GNC wellness products.

   Information. Because the Web has become an increasingly important tool for researching healthcare topics, we believe that providing useful information is a critical aspect of enabling consumers to make informed purchasing decisions. We have assembled a broad array of information on our Web site that can enable our consumers to make informed purchasing decisions. This information is focused on key aspects of our market segments and is produced in-house, by third-party expert sources or submitted to our Web site's Test Drive feature by customers who test our products. Consumers can either access our information directly, through a number of content features on our Web site, or can get free help directly from our advisors and experts by contacting them through e-mail. Our information services include:

  . Full Product Packaging Information. Almost every product available on our Web site can be viewed in an expanded format where all package information, including ingredients, directions and warnings, can be read next to an enlarged photograph of the product. We believe we are the only online retailer to provide all the information that is normally found on the products' packaging.

  . Solutions. Our Solutions area provides an easy way for customers to find the information they need to make an informed purchasing decision. It includes buying guides, reference information, interactive shopping advisors and articles on beauty trends and products.

  .  Easy Access to Drug Information and Personalized Pharmacy
     Advice. Consumers can access our extensive drug information library directly at our Web site, anytime at their own convenience. Patient information and drugstore.com drug prices can be accessed via our drug index. We provide information to help consumers understand generic drug alternatives. We also provide health- and pharmacy-related editorial content in our online Solutions area. Our pharmacists can provide personal guidance by phone or e-mail to ensure that each customer understands the correct usage, possible side effects and expected beneficial outcomes of a prescription or an over-the-counter medication.

   Communication. We can communicate with customers on a regular basis through the convenience of e-mail. In addition to our Ask Your Pharmacist and Ask Your Beauty Expert features, we offer the following means of communication with our store:

  . Reminders. We have the ability to e-mail a customer when a prescription or non-prescription product is about to run out, reminding him or her to order a replacement product or a prescription refill. Customers simply tell us how often they need a product and we can send them a notice before it is scheduled to run out.

  . Specialized Customer Care. To ensure timely and high-quality customer service, we have established specialty teams within the drugstore.com customer care department. Our Web site, product and insurance specialists respond to customer e-mails and calls that are related to shopping orders, insurance, prices, and shipping. Once an order is made, customers can view order-tracking information on our Web site.

  . Personalized Communications. As customers use our Web site, they can provide us with information about their buying preferences and habits. We can use this information to develop personalized communications and deliver useful newsletters, special offers and new product announcements to our customers via e-mail and other means. In addition, we use e-mail to alert customers to important developments and merchandising initiatives.

   Privacy. Customers can shop in the privacy of their own homes or offices. When shopping at a physical store, many shoppers feel embarrassed or uncomfortable buying items that may reveal personally-sensitive aspects of their health or lifestyle to store personnel or other shoppers. Shoppers at drugstore.com avoid these problems. Through features such as Ask Your Pharmacist and Ask Your Beauty Expert, customers can obtain answers to questions that they would otherwise be uncomfortable asking in public.

   Pharmacy. We employ licensed pharmacists and are able to ship prescription products to all 50 U.S. states, and we offer customers the opportunity to order refills of their existing Rite Aid prescriptions on our Web site for pick-up at a conveniently located Rite Aid store or for delivery using one of our standard delivery options. Through our relationships with Rite Aid, insurance companies and PBMs, we are able to obtain insurance reimbursement coverage for many insured prescriptions. Customers can ask our pharmacists about medications and receive other information about prescriptions drugs and health-related products using the Ask Your Pharmacist feature of our Web site.

   Although we believe we offer significant advantages over traditional chain drugstores, certain customers may feel that traditional chain drugstores offer several advantages over our service, and we may not be able to meet the needs of some customers. For example, we cannot serve emergency needs and we cannot serve customers who do not have access to the Internet. Some customers may also prefer to touch and see products in person, rather than view them on a computer screen or prefer to talk to a pharmacist in person. Some customers may also have general concerns about the privacy and security of information transmitted over the Internet and will therefore prefer to shop in physical stores.

Shopping at drugstore.com

   Shoppers at drugstore.com see a home page that highlights our five product departments, as well as editorial content and promotions. A shopper can browse through the store by clicking on the permanently displayed department names, move directly to a department's home page and view promotions and featured products. All product lists allow a shopper to select products based on brand or unique attributes of the category, such as tartar control or whitening for toothpaste, or color for lipstick or eye shadow. Shoppers can also search the site by entering text in the search box at the top of any page.

   A customer can select products to purchase by clicking on the "buy" button in the product list. The products are then added to the customer's shopping bag. If a customer needs more information to make a purchase, we supply interactive tools and content to aid in the decision, such as:

  . Solutions. Our Solutions area provides an easy way for customers to find the information they need to make an informed purchasing decision. Some of the components of the Solutions area include:

       Shopping Advisors. Our shopping advisors consist of interactive tools to help consumers find the right products for their needs. We currently feature a cold and cough advisor, a skin care advisor and a vitamin and supplement advisor. Through an easy-to-use interactive format, a customer provides information about what he or she needs, and the advisor provides information that enables the customer to choose the appropriate product.

       Buying Guides. Our buying guides help consumers make informed buying decisions. We currently feature buying guides on condoms, birth control pills, cold and cough medicine, toothpaste, shampoo and sunscreen. The buying guides provide helpful information about the key benefits and characteristics of each of these products.

  . Your List. Returning customers can easily view their previous purchases by consulting their personalized shopping lists through our Your List feature. The shopping lists make buying regularly-replenished items even easier to purchase because the customer can move products into their shopping bag directly from their personalized shopping list, without browsing the site. If requested by the customer, we also send e-mail reminders to consumers when items on their lists are scheduled to run out and need to be replenished.

  . Quick Lists. Our Quick Lists feature provides customers a starting point for finding frequently used products for different product categories, such as a medicine cabinet, beauty essentials and a travel bag. Within each product category, the customer can choose a specific product and move the product into his or her shopping bag. The customer can then move directly from his or her shopping bag back to the Quick Lists and choose another product or list.

  . Ask Your Pharmacist. Our Ask Your Pharmacist feature allows customers to ask our pharmacists questions about over-the-counter and wellness products as well as prescription drugs.

  . Ask Your Beauty Expert. Our Ask Your Beauty Expert feature allows customers to ask our beauty experts questions about beauty needs. Our beauty experts respond to questions via e-mail and seek to answer questions within one business day.

  . Getting Help. From every page of our Web site, a customer can click on a "help" button to go to our customer care area. In this area, we assist customers in searching for, shopping for, ordering and returning our products. In addition, we provide customers with answers to the most frequently asked questions and encourage our visitors to send us feedback and suggestions via e-mail.

   When the customer finishes selecting the desired products, he or she goes to checkout. The only information required to checkout is an e-mail identification, password (to protect account privacy), shipping address and a valid credit card number. All of this information is maintained in a secure format and remains available for the customer's future access.

Pharmacy Services

   The pharmacy services at drugstore.com are provided by experienced clinical professionals using advanced information technologies. We employ licensed pharmacists who ensure private, personal customer service. We have received Verified Internet Pharmacy Practice Sites (VIPPS) certification from the National Association of Boards of Pharmacy. The VIPPS program sets standards for Internet pharmacies and informs the public of those Web sites that have agreed to comply with its standards. We are able to ship prescription products to all 50 U.S. states, and through our arrangement with Rite Aid, customers may also order refills of their existing Rite Aid prescriptions on our Web site for pick-up at any of the over 3,800 Rite Aid stores in the United States or for delivery using one of our standard delivery options. In connection with opening our distribution center, we also expanded our pharmacy operations through our arrangement with Rite Aid.

   Services. We seek to provide a high level of responsiveness and customer support. In addition to our extensive drug information, specialized customer care features and refill reminders, our pharmacy services include:

  . Ask Your Pharmacist. Our Ask Your Pharmacist feature allows customers to ask our pharmacists questions about medication, dosage, delivery systems, common side effects and other information about prescription drugs and health-related products. Our pharmacists seek to provide an initial answer via e-mail within one business day.

  . Private Access to drugstore.com Prescription History. Customers who fill their prescriptions at drugstore.com can access their secure, individual medication profiles at any time. A written patient information document accompanies all medications dispensed to drugstore.com customers. This service enables customers to maintain a record of their prescription purchases for clinical, insurance and tax reporting purposes.

   Filling Prescriptions. We only accept prescriptions from licensed health care providers. We do not prescribe medications or otherwise practice medicine. We focus on dispensing medications used by consumers on a chronic basis. For acute care needs, meaning when a customer has a single episode of a short-term illness or an exacerbation of a chronic condition in either case requiring immediate attention, we recommend that customers pick up their prescriptions from a local pharmacy because the treatment of acute care needs are extremely time sensitive and the delivery time required by online purchases could be too slow for the customer's needs. Medications used for acute care needs include antibiotics and pain medications. We also do not dispense certain controlled substances known as Schedule II pharmaceuticals at this time because there are increased risks associated with their dispensation, such as fraud, illegal resale of prescription drugs, and special storage shipping and handling requirements. Schedule II Pharmaceuticals are drugs classified by the Controlled Substance Act of 1970 as having a high potential for abuse, such as opiates (including morphine) and products that contain oxycodone stimulants (including amphetamine and methylphenidate) and depressants (including secobarbital and amobarbital). We accept, verify and cross-check prescriptions much like traditional retail and mail service pharmacies:

  . Accepting Prescriptions. For new prescriptions, customers can direct their physicians to call or fax their prescriptions to us at 1-800-DRUGSTORE, or request that we contact their physician directly to obtain prescription information. For transfers, customers can direct their pharmacy to transfer their prescriptions or request us to contact their pharmacy to transfer the prescription to drugstore.com. For refills, customers may order directly from our Web site or respond to one of our e-mail refill reminders.

  . Verifying Prescriptions. Our pharmacists verify the validity and completeness of prescription drug orders utilizing the same methodology as community-based pharmacists. The standard practice for verification of prescription drug orders is that the pharmacist will contact the physician's office by telephone or fax if there is any reason to question the validity, accuracy or authenticity of any order. In addition, our pharmacists call and verify the validity of prescription drug orders for allowable controlled substances, i.e., Schedule III-V drugs. In addition, our pharmacists verify that all legally required information is recorded on the prescription drug order and utilize a database to verify physician identifying information, if necessary.

  . Drug Utilization Review. To use our prescription drug services, all customers are asked to provide our pharmacists with information regarding drug allergies, current medical conditions and current medications. Our pharmacists use advanced technologies to cross-check every prescription against the information we receive from the customer for drug-, disease- and allergy-drug interactions.

   Payment. Customers may pay for their prescriptions with cash, by credit card or by entering insurance information that shows that they are covered by a managed care organization, insurance plan or PBM with whom we have a contract. To date, the majority of our prescriptions have been submitted by customers with insurance coverage. As a result of our relationship with Rite Aid, we are able to fill prescriptions for most customers with pharmacy benefits covered by a plan accepted by Rite Aid, and we participate in substantially all of the retail pharmacy networks managed by PCS, one of the leading pharmacy benefit management companies in the United States that claims to provide pharmacy benefit management services for more than 50 million individuals in the United States.

   Pharmacy Supply. Since inception, a substantial majority of our pharmaceutical products have been supplied by RxAmerica. Upon the opening of our own distribution center, we became obligated to purchase all of our pharmaceutical products from Rite Aid, unless we are able to obtain better overall terms from another vendor. We expect that Rite Aid will account for an increasingly significant portion of our pharmaceutical product purchases. This purchase commitment will continue for the term of the Rite Aid relationship.

Marketing and Promotion of Our Site

   Our marketing and promotion strategy is designed to build brand recognition, increase customer traffic to our store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.

   Our advertising campaigns target both online and traditional audiences and are designed to promote an enhanced customer experience. Our online advertising efforts have been focused on highly-visited Internet portals, health-related Web sites and other highly-visited Web sites. We also have strategic relationships with Amazon.com, Rite Aid and GNC, who all promote our Web site. We believe that the marketing benefits of our relationship with Amazon.com include the integration of various shopping features of our Web sites, the creation of a persistent drugstore.com shopping presence on Amazon.com's Web site, and the promotion of our site by one of the premier e-commerce companies. In addition, Rite Aid has agreed to include drugstore.com in a significant portion of Rite Aid's own advertisements, as well as on shopping bags, prescription vial caps, in-store signs and permanent links from its Web site. In addition, we advertise on America Online and Yahoo!, as well on other sites where our customers are likely to visit, including ThirdAge, InteliHealth, OnHealth, Medscape and Women.com. We also extend our market presence through our Associates Program, which enables associated Web sites to make our products and services available to their audiences through a link to our Web site. We intend to continue to use the unique resources of the Internet as a means of marketing in an effort to drive traffic and repeat purchases. For example, we recently entered into a five-year agreement with ProVantage, a healthcare knowledge and benefit management company, to co-develop and market Internet-based products and programs. Under the agreement, the ProVantage Web site will act as a portal to the drugstore.com site, enabling ProVantage members to fill prescriptions and access new Internet-based programs and products.

   We have also used traditional marketing and promotion efforts, including special product promotions, print, television and radio advertising in selected markets, promotional press releases and public appearances by our executives. We intend to further intensify our advertising efforts through traditional media channels to continue building our brand recognition.

Merchandising Strategy

   We believe that the breadth and depth of our product selection, together with the flexibility of our online store and our range of helpful and useful shopping services, enables us to pursue a strong merchandising strategy. Aspects of this strategy include:

   Easy Access to a Wide Selection of Products. Our easy-to-use Web site and robust search capabilities enable customers to browse our product selection by brand, age, product and price, as well as combinations of these categories. For example, a customer can easily search for all aspirin products or for Tylenol for children without consulting store personnel or searching traditional store shelves. Combination searching allows customers to find desired items easily among our large selection of products.

   Dynamic Product Offering. Our online store gives us flexibility to change featured products or promotions without having to alter the physical layout of a store. We are also able to dynamically adjust our product mix in response to changing customer demand, new seasons or upcoming holidays and introduce special promotions.

   Specialty Stores. We are establishing specialty stores in each of our product categories. Our first specialty store, the boutique, sells high-end cosmetics. We have also established the GNC LiveWell Store, which is dedicated to GNC nutritional products and other products typically sold in GNC stores. We are the exclusive distributor of GNC brand products on the Internet subject to our meeting performance parameters during the third and fifth years of the relationship.

   Extensive Product Information. A key component of our merchandising strategy is the ability to use information as a tool for consumers. We combine manufacturer information with editorial information or buying guides to allow customers to make more informed buying decisions and to more easily comparison shop for products. In addition, our Web site allows us to market products to customers in many different ways, such as by product category or by product characteristics, such as price or ingredients.

   Targeted Promotions. We have the ability to offer products to individual customers based on their affinities or conditions. In addition, we can present merchandise to a customer tailored to personal interests and shopping histories. We also cross-sell a brand across our departments to promote impulse buying by customers. For example, we might promote mothers' products in our Pregnancy and Infant Center.

   Sampling. We have programs that allow us to provide samples of products to customers as trials. We may also use sampling to work with manufacturers to introduce new products.

Information Objectives

   Our editorial strategy is to present helpful, value-added information to consumers in a readable, user-friendly format. Our editors create, source and maintain health, beauty, wellness, personal care and pharmacy related content for our Web site. Our editors assemble content to provide both reference and product-related information. To date, we have established relationships with several leading information providers who provide content for our site. We will continue to direct our editorial efforts toward enhancing existing features as well as sourcing new content to help our customers. For example, we have launched a variety of health and special interest content areas, such as our Pregnancy and Infant Center, Breast Health Center, and Cold and Flu Center. Working in conjunction with our pharmacists, we have created a searchable database of over 500 answers to frequently asked health questions. We also have published over 260 product reviews by our customers through a feature called Test Drive.

Delivery of Our Customer's Orders

   In January 2000, we began limited operations at our own 290,000 square foot distribution center in New Jersey, and we are in the process of transitioning our distribution capabilities for pharmaceutical and non-pharmaceutical products from third party distributors to our center. We currently outsource a substantial majority of our distribution and fulfillment operations on a non-exclusive basis through Walsh Distribution and RxAmerica, although we expect that the transition to our own distribution facilities will be completed by the end of the second quarter of 2000. We believe that operating our own distribution center will allow us to achieve greater control over the distribution process and help us to ensure adequate supplies of products to our customers. In connection with opening our distribution center, we also expanded our pharmacy operations through our arrangement with Rite Aid. Operating our own distribution facility will require us, in the near term, to hire and train a significant number of new employees, increase inventory levels substantially and establish a significant number of direct relationships with manufacturers. In addition, as we transition to our own distribution center, order fulfillment through multiple channels and underutilization of our own distribution capacity could result in cost and service level inefficiencies.

   For the period from inception to January 2, 2000, Walsh Distribution accounted for 68% of our cost of sales for health, beauty, wellness and personal care products. As we transition customer order fulfillment to our own distribution center, we intend to establish relationships directly with product manufacturers, and we expect that order fulfillment through Walsh Distribution will cease by the end of the second quarter of 2000. At the Walsh facility, our employees package for shipment all customer orders, including drugstore.com inventory purchased directly from other vendors that Walsh holds for us at their facility. We staff our own customer care specialists at the Walsh facility to monitor quality control and order fulfillment. Walsh provides inventory and services under a supply and services agreement that expires on March 31, 2000. This agreement may be extended for three months at our sole discretion and may be terminated earlier by us upon accelerated payment of minimum fees that would not exceed approximately $1 million.

   We currently purchase substantially all of our pharmaceutical products from one vendor, RxAmerica, in accordance with a pharmacy services agreement. In connection with establishing our own distribution center, we became obligated to buy our pharmaceutical products from Rite Aid, unless we are able to obtain better overall terms from other vendors. As the number of orders filled out of the pharmacy operation in our distribution center increases, we expect that purchases from Rite Aid will account for an increasingly significant portion of our total pharmaceutical product purchases. We staff our own pharmacists, pharmacy technicians and customer care specialists at the RxAmerica facility. For prescriptions filled at the RxAmerica facility, our pharmacists perform all aspects of the prescription fulfillment process and all aspects of customer service, except for the physical filling and packaging of prescription drugs, which is performed by RxAmerica pharmacists. For prescriptions filled through the pharmacy we operate under our arrangement with Rite Aid, our pharmacists perform all of these functions working together with a Rite Aid "pharmacist in charge." drugstore.com and RxAmerica are licensed and in good standing in each state where licensure is required by law. The pharmacy services agreement with RxAmerica has a one-year term (to February 2000) and has been extended to June 2000. The agreement is non-exclusive and does not prevent us from using other vendors for pharmaceutical products.

   Our warehouse management system, which is integrated with RxAmerica's and Walsh's information systems, provides us real-time data on inventory receiving, shipping, inventory quantities and inventory location. This enables us to notify customers on a real-time basis if the product is in stock. In addition, we offer an order tracking system for our customers on our Web site.

   The inventories of Rite Aid, RxAmerica and Walsh consist of items typically found in traditional chain drugstores. We charge our customers a shipping charge that covers all or a portion of our expenses of shipping. Walsh purchases substantially all of its inventory directly from the manufacturers of the products. Rite Aid and RxAmerica purchases their pharmaceutical products from a variety of manufacturers as well as wholesalers.

   We offer a variety of shipping options, including next-day delivery for orders received during the business week. We ship to anywhere in the United States served by the United Parcel Service or the U.S. Postal Service. Priority orders are flagged and expedited through our fulfillment processes. For non-prescription product orders received before 9:00 p.m. Central time Monday through Friday or before 5:00 p.m. Central time on Saturday, our goal is to ship the product the same day. For prescription products, our goal is to ship the product as soon as the prescription has been verified and our pharmacists have completed drug utilization review.

   In addition, customers are able to order refills of their existing Rite Aid prescriptions online at our Web site for pick-up at their choice of any one of the over 3,800 Rite Aid stores or for delivery using one of our standard delivery options. We intend to expand this service to enable our customers to order any prescription on our Web site for pick-up at a Rite Aid store.

Customer Care

   We believe that a high level of customer service and support is critical to retaining and expanding our customer base. Our customer care specialists are available 24 hours a day, 7 days a week to provide assistance via e-mail or phone. We strive to answer all customer inquiries within 24 hours. Our customer care specialists handle questions about orders and how to use our Web site, assist customers in finding desired products and register customers' credit card information over the telephone. Our customer care specialists are a valuable source of feedback regarding user satisfaction. Our Web site also contains a customer care page that outlines store policies and provides answers to frequently asked questions. In addition, our pharmacists can provide advice to our customers about medication, dosage, delivery systems, common side effects and other information about prescription drugs.

Operations and Technology

   We have implemented a broad array of services and systems for site management, searching, customer interaction, transaction processing and fulfillment. We use a set of software applications for:

  .  Accepting and validating customer orders;

  . Organizing, placing and managing orders with vendors and fulfillment partners;

  .  Receiving product and assigning it to customer orders; and

  . Managing shipment of products to customers based on various ordering criteria.

   These services and systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business. To enhance the online and offline experience for Rite Aid and drugstore.com customers, we have integrated certain of our information and pharmacy systems with Rite Aid's. Rite Aid has granted us a nonexclusive, fully-paid license to the Rite Aid systems that are integrated with our systems, subject to third party rights to such technology.

   We also have a technology license and advertising agreement with Amazon.com under which we mutually agreed to license certain existing and future technology used in the operation of our Web sites as long as we do not use the technology to compete with each other. We currently are not using any Amazon.com technology but could do so in the future if it would benefit us. See "--Relationship with Amazon.com" for a further description of our agreements with Amazon.com.

   Our core merchandise catalog, customer interaction, order collection, fulfillment and back-end systems are proprietary to drugstore.com, but are available to Amazon.com under our agreement with them. Our software platform and architecture are integrated with an Oracle database system. The systems were designed to provide real-time connectivity to the distribution center systems for pharmacy and the non-pharmacy products. These include an inventory-tracking system, real-time order tracking system, executive information system and replenishment system. Our Internet servers use Verisign digital certificates to help conduct secure communications and transactions. Our systems infrastructure is hosted at Exodus Communications in Tukwila, Washington, which provides communication lines from multiple providers including UUNet and AT&T, as well as 24 hour monitoring and engineering support. Exodus has its own generators and multiple back up systems in Tukwila.

   We maintain customer care centers in our Bellevue, Washington office and in our prescription distribution facilities in Texas and New Jersey, and use a real time interactive voice response system with transfer capabilities between our customer care centers in these locations. We also operate a toll-free number, 1-800-DRUGSTORE, through which customers can place orders and receive information. In addition, customers who choose not to transmit their credit card information via the Internet have the option of submitting their credit card information by telephone.

Competition

   The online commerce market is new, rapidly evolving and intensely competitive. In particular, the health, beauty, wellness, personal care and pharmacy categories are intensely competitive and are also highly fragmented, with no clear dominant leader in any of our market categories. Our competitors can be divided into several groups: chain drugstores, such as Walgreen's, CVS and Eckerd; mass market retailers such as Wal-Mart, Kmart and Target; supermarkets, such as Safeway, Albertson's and Kroger; warehouse clubs; online retailers of health, beauty, wellness, personal care and/or pharmaceutical products such as PlanetRx.com, MotherNature.com, VitaminShoppe.com and More.com; mail order pharmacies; prescription benefits managers, such as Express Scripts and Merck-Medco; Internet-portals and online service providers that feature shopping services such as America Online, Yahoo!, Excite and Lycos; cosmetics departments at major department stores, such as Nordstrom, Macys and Bloomingdale's; and hair salons. Each of these competitors operate within one or more of the health, beauty, wellness, personal care and pharmacy product categories. In addition, nearly all of our competitors have, or have announced their intention to have, the capability to accept orders for products online. In particular, Walgreen's, CVS, Albertson's and Wal-Mart already are accepting prescription refill or other orders on their Web sites.

   We believe that the following are principal competitive factors in our market:

  .  Brand recognition;

  .  Selection;

  .  Convenience;

  .  Price;

  .  Web site performance and accessibility;

  .  Customer service;

  .  Quality of information services; and

  .  Reliability and speed of order shipment.

   Many of our current and potential traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially more resources to their Web site and systems development than we can. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors or drugstore retailers as the use of the Internet and other online services increases.

   Some of our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Traditional store-based retailers can also sell products to address immediate, acute care needs, which we and other online sites cannot do. Some of our competitors such as Walgreen's and Wal-mart have significantly greater experience in selling drugstore products.

Relationship with Amazon.com

   We have a strategic relationship with Amazon.com whereby Amazon.com advertises our Web service. We believe that the benefits of our relationship with Amazon.com include their advertising our Web site and the beneficial aspects of our being associated with one of the premier e-commerce companies. Amazon.com is our largest shareholder, and Jeffrey P. Bezos, Amazon.com's chairman of the board and chief executive officer is a member of our board of directors. As part of our relationship with Amazon.com, we entered into a technology license and advertising agreement. This agreement extends for ten years and can be terminated for breach or in the event that we are acquired by a competitor of Amazon.com. This agreement contains provisions generally relating to the sharing of technology and technical support; however, we have decided to develop our own technology and there has been no exchange of technology by either party to date. Specifically, this agreement provides for the license of substantially all of each company's technology to the other for use within their respective businesses that may be developed through August 10, 2008. Neither company may use the other's technology to compete against the other. In addition, each party has committed to providing the other with advertising on our respective Web sites through the term of the agreement as mutually agreed upon. In addition, we agreed not to place advertisements competitive to Amazon.com's business on our site. We have also agreed not to sell advertising on our Web site to, link our Web site to, or promote on our Web site any company that sells products or services competitive with those which Amazon.com offers or which Amazon.com is preparing to produce or market. We are currently restricted with respect to books, music, videos electronics, toys, home improvement products, software, gift centers, cards, auctions and third party marketplace services through which third parties may advertise and sell products or services. If Amazon.com expands into other areas this may further limit the companies we can promote on our Web site. If we are acquired by an Amazon.com competitor and Amazon.com does not vote in favor of the transaction, we would lose our rights to advertise on Amazon.com's website, to restrict Amazon.com's ability to compete in the online drugstore business, and to use Amazon.com's technology (if we are then using any).

   On January 24, 2000, we entered into an agreement with Amazon.com to integrate various shopping features of our Web sites and to create a persistent drugstore.com shopping presence on Amazon.com's Web site. Amazon.com has agreed to promote the drugstore.com health and beauty product section of its Web site to its customer base in a manner similar to its efforts with respect to its other product sections. Under the agreement, the parties will also work to implement additional features on the Amazon.com Web site designed to improve customer shopping experiences, including integrated search and browse capabilities and a shared shopping basket. The agreement also contains exclusivity provisions restricting (1) the percentage of total revenues we can obtain from the sale on our Web site of products or services other than health, beauty (including cosmetics, fragrance, bathing and hair and skin care products), wellness, personal care and prescription drug products, and (2) the percentage of revenues Amazon.com or any other Amazon.com marketing partner can receive from the sale of these types of products on its Web site other than through its relationship with us. We will pay Amazon.com a total of $105 million over the three-year term of the agreement. The agreement may be terminated for breach or in certain other events. Concurrently with this agreement, we sold Amazon.com 1,066,667 shares of our common stock in a private placement transaction for $28.125 per share, or approximately $30 million in the aggregate.

Relationship With Rite Aid

   In June 1999, we entered into a strategic relationship with Rite Aid. Under the relationship, customers are able to order refills of their existing Rite Aid prescriptions from us at our site and either use our standard delivery options or pick up the prescriptions at the more than 3,800 Rite Aid stores nationwide. We recognize revenues on all orders filled by us or picked up at Rite Aid stores where our customer has used our Web site to order prescriptions. In the case of orders from customers who have elected to pick up their prescriptions in a Rite Aid store, we pay Rite Aid for the cost of such products based on a contractually agreed upon price. In addition, Rite Aid and drugstore.com have agreed to promote each other's services both online and offline, including a link from Rite Aid's Web site to our Web site. We believe that potential benefits of our relationship with Rite Aid include additional revenue and traffic generated by customers who visit our Web site, the pharmacy benefit coverage provided by the insurance companies and PBMs with which Rite Aid has a relationship, including PCS, and the co-promotion and co-branding activities both companies have undertaken. In connection with this relationship, Rite Aid also became one of our largest stockholders, and as of February 3, 2000, owned approximately 20.3% of our outstanding common stock. In addition, Mary Sammons, Rite Aid's president and chief operating officer, is a member of our board of directors.

   As part of the relationship, both Rite Aid and drugstore.com agreed to certain exclusivity provisions that limit drugstore.com's ability to promote or affiliate with any other physical retail drugstore and from operating a traditional physical drugstore, and preclude Rite Aid from offering or selling products or services on the Internet other than through our Web site. In addition, the agreement provides that if we establish our own distribution center, we will be obligated to purchase all of our pharmaceutical requirements from Rite Aid unless we are able to obtain better overall terms from another vendor. The agreement contains additional provisions providing for the licensing by Rite Aid to drugstore.com of information technology systems and the integration of the information technology and pharmacy systems of the two companies. This agreement extends for ten years, but can be terminated for breach prior to such time.

Relationship With GNC

   In June 1999, we entered into a relationship with General Nutrition Companies, Inc. (GNC) whereby we are the exclusive online provider of GNC-branded products. We have the exclusive right to sell GNC's nutrition products over the Internet, including the PharmAssure brand of pharmacist recommended vitamins and nutritional supplements, subject to our meeting performance parameters based on traffic to our Web site and sales of GNC products in the third and fifth year of the relationship. As long as we have the exclusive right to distribute GNC's products over the Internet, we will not promote any other retail health food store or operate a physical retail health food store. If the exclusivity provisions of the agreement terminate, we have the non-exclusive right to sell these products for the remaining term of the agreement. As part of this relationship, we have created a separate part of our Web site called the GNC LiveWell Store that is dedicated to selling on a consignment basis GNC products. We are entitled to retain a percentage of the gross revenues that we collect from sales of GNC products and will recognize only the net amount retained as revenues. In connection with this relationship, GNC acquired 2,947,853 shares of our Series E preferred stock (all of which was converted into common stock, on a one-for-one basis, at the closing of our initial public offering). GNC and drugstore.com also agreed to co-promote each other's products and services in both their traditional and online marketing efforts, including GNC's placement of a link to our Web site on their Web site. The agreement extends for ten years, but can be terminated for breach prior to such time. In August 1999, GNC was acquired by Royal Numico N.V., a European maker of nutrition products.

Governmental Regulation

   Our business is subject to extensive federal, state and local regulations. In particular, entities engaging in the practice of pharmacy are subject to federal and state regulatory and licensing requirements. For example, pursuant to the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, pharmacists are required to offer counseling, without additional charge, to customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill, and other information deemed significant. Entities that distribute "controlled substances" are also subject to the Controlled Substances Act and regulations issued by the federal Drug Enforcement Administration. Entities engaged in the practice of medicine are also subject to state and local regulatory and licensing requirements.

   We also sell dietary supplements, medical devices, cosmetics, conventional foods, drug products (prescription, over-the-counter, and homeopathic), and consumer products subject to regulation by the Food and Drug Administration
(FDA), Federal Trade Commission (FTC), Consumer Product Safety Commission
(CPSC), and state regulatory authorities. In addition to regulating the claims made for specific types of products, the FDA and FTC may also attempt to regulate the format of Web sites that offer products to consumers. As we expand our product and service offerings, more of our products and services will likely be subject to FDA, FTC, CPSC, and state regulation.

   We have structured our business, and entered into arrangements with our business partners, in order to comply with pharmacy regulatory and licensing requirements, requirements applicable to distributors of controlled substances, and requirements associated with the practice of medicine. We have also structured our business in order to comply with FDA, FTC, CPSC, and state regulatory requirements applicable to the sale of products to consumers. Regulations in all of the above-mentioned areas often require subjective interpretation, and we cannot be certain that our attempts to comply with the above regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including but not limited to suspension or revocation of any applicable licenses or registrations, seizure of our inventory, or monetary fines that could adversely affect our operations.

   Regulatory requirements to which we are subject may expand over time. For example, the U.S. House of Representatives' Committee on Commerce recently held a one-day hearing on the benefits and risks of online pharmacies, especially focused on those sites that sell prescriptions based upon information solicited in a brief questionnaire filled out by the customer online. The U.S. General Accounting Office is conducting a review of online pharmacies, including the current laws that govern pharmacy operations, and the potential for abuses by some online sites, again focusing on those that do not require the submission of a valid prescription issued by the customer's physician. In addition, a federal interagency task force is preparing a report on the effectiveness of current laws, and the availability of technology to law enforcement, in addressing possible unlawful activity over the Internet, including in connection with the sale of prescription drugs. In December 1999, the Clinton Administration announced a proposal to eliminate the illegal sale of prescription drugs over the Internet by unlicensed Web site operators. If approved by Congress, the proposal would, among other things, establish new federal requirements for Internet pharmacies to ensure that they comply with state and federal laws, create new civil penalties for the illegal sale of pharmaceuticals, and authorize additional federal enforcement powers. We believe we are in compliance with existing federal and state requirements for pharmacy licensing and registration, and with laws relating to dispensing of prescription drugs, security, record-keeping and reporting of pharmacy sales. Thus, we believe that our business would not be negatively affected by any laws or regulations that result from this government oversight or the Clinton Administration's proposal. However, we do believe that any resulting laws or regulations will likely increase our reporting and monitoring requirements.

   The National Association of Boards of Pharmacy, a coalition of state pharmacy boards, has developed the VIPPS program, a model for voluntary regulation for online pharmacies that provides certification of compliance with all state laws and regulations and other criteria established to ensure good pharmacy practice. We have received VIPPS program certification.

   Legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to confidentiality of patient records, electronic access and storage. In addition, various state legislatures are considering new legislation related to the regulation of nonresident pharmacies.

   The inclusion of prescription drugs as a Medicare benefit has been the subject of numerous bills in the U.S. Congress. Should legislation on prescription drug coverage for Medicare recipients be enacted into law, we would be subject to compliance with any corresponding rules and regulations.

Intellectual Property

   We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our vendors, fulfillment partners and strategic partners to limit access to and disclosure of our proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. For example, as noted above, we have licensed our technology to Amazon.com and we have also granted nonexclusive rights to our trademarks in connection with advertising and affiliate relationships. While we attempt to ensure that the quality of the drugstore.com products brand is maintained by such licensees, we cannot assure that such licensees will not take actions that might hurt the value of our proprietary rights or reputation. We also rely on technologies that we license from third parties, such as Oracle and Microsoft, the suppliers of key database technology, the operating system and specific hardware components for our service. As part of our relationship with Rite Aid, we have also licensed information technology systems from Rite Aid. We cannot be certain that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business.

   We have filed applications for the registration of some of our trademarks and service marks in the United States and in some other countries, including for drugstore.com(TM). We have not secured registration of any of our marks to date. DRUGSTORE.COM(TM), the drugstore.com logo, THE BOUTIQUE(TM), WHAT EVERY BODY NEEDS(TM), WHERE EVERY BODY SHOPS(TM), WHAT YOUR BODY NEEDS(TM), HEALTH . BEAUTY . WELLNESS(TM), WELLNESS CONNECTIONS(TM), LET THE DRUGSTORE COME TO YOU(TM), QUICK LISTS, TEST DRIVE(TM), ONE VERY HEALTHY ATTITUDE(TM) and EPUNCHCARD(TM) are our trademarks. We may be unable to secure such registered marks. It is also possible that our competitors or others will use marks similar to ours, which could impede our ability to build brand identity and lead to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term drugstore.com(TM). Any claims or customer confusion related to our trademark, or our failure to obtain trademark registration, would negatively affect our business. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. Our efforts to protect our intellectual property rights may not prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could substantially harm our business.

Employees

   As of January 2, 2000, we had 408 full-time employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Item 2. Properties

   Our principal executive offices are located in Bellevue, Washington, where we lease approximately 55,000 square feet under a lease that expires in July 2005. In addition, we have entered into a lease for additional executive office space of approximately 49,000 square feet in Bellevue, Washington that we expect to occupy during the first quarter of 2000. We also lease an approximately 18,750 square feet facility in Redmond, Washington, which we vacated after moving to our new Bellevue facility, under a lease that expires in September 2003. We have subleased the Redmond facility for a 12 month period ending in May 2000 and currently intend to sublease such space thereafter, if possible. We anticipate that we will require additional space as more personnel are hired and as we establish other facilities. In addition, our distribution facility is located in Bridgeport, New Jersey, where we lease approximately 290,000 square feet for a five-year term, with options to renew for two additional five-year periods, pursuant to a lease executed in September 1999.

Item 3. Legal Proceedings

   We are not a party to any material legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

   Our common stock has been quoted on the Nasdaq National Market under the symbol "DSCM" since our initial public offering on July 27, 1999. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low reported intraday sales prices per share of our common stock.

                                                                  Common Stock
                                                                      Price
                                                                 ---------------
                                                                  High     Low
                                                                 ------- -------
Fiscal Year Ended January 2, 2000:
  Third Quarter (from July 27, 1999)............................ $70     $32 1/2
  Fourth Quarter................................................ $55     $27 1/8
Fiscal Year Ended December 31, 2000:
  First Quarter (through February 24, 2000)..................... $39 3/8 $18 1/8

   On February 25, 2000, the reported last sale price of our common stock on the Nasdaq National Market was $19.125 per share. On February 3, 2000, there were approximately 208 holders of record of our common stock.

Dividend Policy

   We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

                                                                                  Period from
                                                                                 April 2, 1998
                                                                 Year Ended     (Inception) to
                                                               January 2, 2000 December 31, 1998
                                                               --------------- -----------------
                                                                (in thousands, except share and
                                                                        per share data)
Consolidated Statements of Operations Data:
Net sales....................................................    $   34,848         $   --
Cost and expenses:
  Cost of sales..............................................        38,440             --
  Marketing and sales........................................        61,492           3,092
  Technology and content.....................................        14,918           2,178
  General and administrative.................................        11,126           1,861
  Charitable contribution....................................         3,600             --
  Amortization of intangible assets..........................        10,640              33
  Amortization of stock-based compensation...................        15,375           1,037
                                                                 ----------         -------
    Total cost and expenses..................................       155,591           8,201
                                                                 ----------         -------
Operating loss...............................................      (120,743)         (8,201)
Other income (expense):
  Interest income............................................         5,036             177
  Interest expense...........................................          (124)             (3)
                                                                 ----------         -------
Net loss.....................................................    $ (115,831)        $(8,027)
                                                                 ==========         =======
Basic and diluted net loss per share.........................    $    (6.13)        $(14.70)
                                                                 ==========         =======
Weighted average shares outstanding used to compute
 basic and diluted net loss per share........................    18,880,969         546,149
                                                                 ==========         =======
Pro forma basic and diluted net loss per share (unaudited)...    $    (3.73)
                                                                 ==========
Weighted average shares outstanding used to compute
 pro forma basic and diluted net loss per share (unaudited)..    31,045,835
                                                                 ==========
                                                               January 2, 2000 December 31, 1998
                                                               --------------- -----------------
                                                                        (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities.............    $  132,754         $14,408
Working capital..............................................       106,960          17,050
Total assets.................................................       395,708          22,517
Capital lease obligations, less current portion..............         2,687             975
Total stockholders' equity...................................       350,749          19,347

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

   The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

   drugstore.com is a leading online drugstore: a retail store and information site for health, beauty, wellness, personal care and pharmacy products and information. We offer a larger selection of products than typical store-based retailers at competitive prices, along with a wealth of health-related information, buying guides and other tools designed to help consumers make more educated purchasing decisions.

   We were incorporated in April 1998 and commercially launched our Web site on February 24, 1999. From the period from inception through the commercial launch of our site, our primary activities consisted of:

  .  Developing our business model;

  .  Raising funds and developing strategic alliances;

  .  Designing and developing our Web site;

  .  Recruiting and training employees;

  . Selecting our fulfillment partners and integrating their systems and processes with ours;

  .  Negotiating advertising contracts with several of the major Web portals;
     and

  .  Developing the drugstore.com brand.

   Since the commercial launch of our site, we have continued these operating activities and have also focused on acquiring and retaining customers, expanding our product offerings, building vendor relationships, promoting our brand name, improving the efficiency of our order fulfillment processes, establishing customer service operations and developing our own distribution capabilities.

   All customer orders are processed through our Web store and can be either shipped to the customer or, in the case of refills of existing Rite Aid prescriptions, picked up by the customer at any Rite Aid store in the United States. Orders are either billed to the customer's credit card or, in the case of prescriptions covered by insurance, billed to third parties. Sales of pharmaceutical products covered by third parties are recorded at the net amount to be received. Generally, we collect cash from credit card sales in two to five days from the date the order is shipped. Amounts billed to third parties are, on average, collected in approximately 30 days; however, such timing can vary depending on the payor. Sales billed to third party insurance companies and PBMs through our relationship with Rite Aid currently represent a significant percentage of our pharmacy sales. We expect that sales billed to these third parties will continue to represent a significant percentage of our pharmacy sales for the forseeable future.

   We routinely offer discounts and coupons to customers. In addition, if a customer is not satisfied with a particular product or the level of customer service we provide, we generally refund all or a portion of the sale. Allowances for refunds and sales price incentives, including discounts and coupons, are netted against the related sales price in net sales. We may in the future expand or increase the coupons and discounts we offer to our customers.

   In January 2000, we began limited operations at our own 290,000 square foot distribution center, and we are in the process of transitioning our distribution capabilities for pharmaceutical and non-pharmaceutical products from third party distributors to our center. In connection with opening our distribution center, we also opened our own pharmacy as part of our agreement with Rite Aid. Operating our own distribution facility will require us, in the near term, to hire and train a significant number of new employees, increase inventory levels substantially and establish a significant number of direct relationships with manufacturers. In addition, as we transition to our own distribution center, order fulfillment through multiple channels and underutilization of our own distribution capacity could result in cost and service level inefficiencies.

   Currently, we purchase substantially all of our pharmaceutical products from RxAmerica and more than half of our nonpharmaceutical products from Walsh. We also purchase pharmaceutical products from Rite Aid. Products are purchased from RxAmerica, Walsh and Rite Aid after the customer submits an order, and we maintain an inventory of nonpharmaceutical products that are not available from Walsh. As we transition customer order fulfillment to our own distribution center, we intend to establish relationships directly with product manufacturers, and we expect that order fulfillment through Walsh will cease by the end of the second quarter of 2000. In addition, in connection with establishing our own distribution center, we are obligated to buy our pharmaceutical products from Rite Aid, unless we are able to obtain better overall terms from other vendors. As the number of orders filled out of the pharmacy operation in our distribution center increases, we expect that purchases from Rite Aid will account for an increasingly significant portion of our total pharmaceutical product purchases.

   On February 2, 2000, we acquired Beauty.com, a Web store specializing in prestige beauty products, and entered into an agreement to retain the employment of its founder, Roger Barnett, for a total of 1,266,289 shares of drugstore.com common stock (approximately $40.4 million based on the price of our common stock on January 12, 2000, the date the transaction was announced). Beauty.com maintains an inventory of all products that it sells and we expect our inventory to increase significantly relative to our current levels as a result of the acquisition. Beauty.com currently outsources its fulfillment operations to Keystone Corporation and we expect to begin integrating Beauty.com's fulfillment operations into our own while keeping the Beauty.com Web store intact. A significant portion of the shares of common stock that we issued under the acquisition agreement are subject to the terms of an escrow agreement and will be forfeited by Mr. Barnett if he does not remain employed at Beauty.com for the two year period following the acquisition. We will account for the acquisition as a purchase.

   We have incurred net losses of $123.9 million from inception to January 2, 2000. We believe that we will continue to incur net losses for at least the next four years (and possibly longer) and that the rate at which we will incur such losses will likely increase significantly from current levels. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly-evolving markets, such as e-commerce.

   In view of our limited operating history and the rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

   Organizations responsible for promulgating accounting standards are reviewing the financial statement classification of, and accounting for, fulfillment and order processing costs and other items by a number of e-commerce companies, including drugstore.com. Our fulfillment and order processing costs include distribution center equipment and packaging supplies, per-unit fulfillment fees charged by third parties, and payroll and related expenses for personnel engaged in customer service, purchasing, and distribution and fulfillment activities, including pharmacists engaged in prescription verification activities and warehouse personnel. These expenses also include rent expense and depreciation related to our distribution center. We classify all of these costs in marketing and sales expense. The review by these accounting organizations may lead to new accounting standards that could require that some or all of our fulfillment and order processing costs be classified as costs of sales. These new standards could also require us to capitalize certain of our fulfillment and order processing costs in inventory. We currently expense these costs as incurred. We will adjust our accounting and classification of fulfillment and order processing costs if required by the SEC. Any such adjustments or reclassifications are not expected to have a significant impact on our sales, operating profit or loss, net income or loss, or cash flow, although such adjustments or reclassifications could result in an increase in our cost of sales as a percentage of our net sales.

   Net Sales. Net sales includes gross revenues from sales of products and related shipping fees, net of discounts and provisions for sales returns, third-party reimbursement and other allowances. We generally refund all or a portion of the selling price, including related shipping fees, if applicable, in the event the customer is not satisfied with the product purchased or the quality of customer service provided. Sales returns and allowances have not been significant to date.

   Revenues from sales of products shipped to customers, and related shipping fees, are recognized upon shipment. We arrange for shipment of products to customers through various contractual relationships with third-party fulfillment partners. Revenues from sales of certain pharmaceutical products ordered through our Web store for delivery at a Rite Aid store are recognized when the product is delivered to the customer.

   Upon receiving and validating a customer's order for products that will be purchased by us from a fulfillment partner, and subsequently shipped or delivered to the customer by that fulfillment partner, we submit relevant order information and, if applicable, shipping instructions to that fulfillment partner for processing. We believe we act as a principal in connection with orders shipped or delivered to customers by fulfillment partners on our behalf because, among other things, we establish the retail prices of our non-pharmaceutical and non-insured pharmaceutical products (and accept contractual reimbursement amounts from third-party payors for insured pharmaceutical products) and shipping fees; contractually take title to, and assume risk of loss of, products prior to their shipment; bear credit and collection risk from the customer or, in the case of certain pharmaceutical sales, third-party payors; and bear the risk that the product will be returned. Title to products ordered by customers and shipped or delivered by a fulfillment partner passes to us at the fulfillment partners' distribution center or, for certain pharmaceutical sales, when the pharmaceuticals are made available for customer retrieval at a Rite Aid store.

   In the future, the level of our net sales will depend on a number of factors including, but not limited to, the following:

  .  The number of customers we are able to obtain;

  .  The frequency of our customers' purchases;

  .  The quantity and mix of products our customers purchase;

  .  The quantity of the types of products we are able to offer for sale;

  .  The price we charge for our products;

  .  The amount we charge for shipping;

  . The extent of sales price incentives, including coupons and discounts we offer;

  .  The extent of reimbursement available from third-party payors;

  .  The level of customer returns we experience; and

  .  The seasonality that we may experience in our business.

   Cost of Sales. Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage and slow moving and expired inventory, as well as outbound and inbound shipping costs. Payments that we expect to receive from vendors in connection with joint merchandising activities, net of related costs, will be netted against cost of sales in the period in which the related inventory is sold. We expect cost of sales to increase in absolute dollars to the extent that our sales volume increases. Cost of sales as a percentage of net sales will fluctuate based on a number of factors, including, but not limited to, the following:

  . The cost of our products, including the extent of promotional allowances, payments for joint merchandising activities and purchase volume discounts that we are able to obtain from suppliers;

  . Our pricing strategy relative to the cost of our products, including the extent to which we offer coupons or promotional discounts;

  .  The mix of products our customers purchase;

  .  The mix of consignment service fees vs. product sales;

  . The mix of cash payments vs. insurance reimbursement for our pharmacy products;

  .  Our shipping pricing strategy relative to the cost of shipping; and

  . The extent to which we are able to control product damage, shrinkage and expiration though inventory management practices.

   Marketing and Sales. Marketing and sales expenses consist primarily of fulfillment and order processing expenses and customer acquisition and marketing expenses. Fulfillment and order processing expenses include distribution center equipment and packaging supplies, per-unit fulfillment fees charged by third parties, and payroll and related expenses for personnel engaged in customer service, purchasing, and distribution and fulfillment activities, including pharmacists engaged in prescription verification activities and warehouse personnel. These expenses also include rent expense and depreciation related to our distribution center. We expect fulfillment and order processing expenses to increase during the next two quarters due to duplicative costs that we will incur while we complete the transition of our customer order fulfillment operations from third party distributors, including those operated on behalf of Beauty.com, to our own distribution facilities. Additionally, to the extent that our sales volume increases in future periods, we expect fulfillment and order processing expenses to increase in absolute dollars as we expand the accompanying distribution and fulfillment activities.

   Customer acquisition and marketing expenses include advertising and marketing expenses, promotional expenditures, credit card processing fees and payroll and related expenses for personnel engaged in marketing and merchandising activities. Promotional expenses include the cost of certain items we give away to our customers in connection with our customer acquisition and retention activities and our branding campaign. These items include sample merchandise in sizes or quantities not normally sold on our Web site, certain drugstore.com-branded products and the cost of products given away in our one cent sales promotions. Advertising expenses include media, agency and production costs associated with our branding campaign. We intend to continue to pursue an aggressive branding and marketing campaign and, therefore, we expect customer acquisition and marketing expenses to increase significantly in absolute dollars. Customer acquisition and marketing expenses may also vary considerably from quarter to quarter, depending on the timing of our advertising campaigns. We currently intend to pursue an independent branding and marketing strategy for the Beauty.com Web store. Accordingly, we expect that customer acquisition and marketing expenses will increase after the Beauty.com acquisition is consummated.

   Technology and Content. Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web site and content. These expenses also include payroll and related expenses for information technology personnel, Internet access and hosting charges and Web site content and design expenses.

   Over the next several months, we expect that our technology and content expenses will increase as we:

  . Continue to make minor upgrades to improve our systems relating to in-store prescription pickup at Rite Aid stores;

  . Make minor enhancements to our Web site to display additional product offerings; and

  .  Maintain our Web site product listings and content.

We believe that continued investment in these areas is critical to attaining our strategic objectives and, as a result, we expect technology and content expenses to increase significantly in absolute dollars.

   General and Administrative. General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we expand our staff and incur additional costs related to the anticipated growth of our business and being a public company.

   Amortization of Intangible Assets. In July 1999, we consummated a series of agreements with Rite Aid and GNC to issue 12,282,599 shares of Series E preferred stock in exchange for an aggregate of $10 million in cash and other consideration, including access to insurance coverage, advertising commitments, exclusivity agreements, a technology licensing agreement and other obligations with an estimated fair value of $233.9 million. The $233.9 million non-cash portion of the consideration from the Rite Aid and GNC agreements was allocated to the following components based on a valuation obtained from an independent valuation expert (in millions):

       Access to insurance coverage .................................... $182.0
       Advertising commitments..........................................   22.9
       Vendor agreement.................................................   29.0
                                                                         ------
                                                                         $233.9
                                                                         ======

   The access to insurance coverage and the vendor agreement have been classified as intangible assets and the advertising commitments have been classified within prepaid marketing expenses. All of the assets are being amortized on a straight-line basis over their contractual lives of 10 years, which is also their estimated useful lives. Amortization of the advertising commitments is included in marketing and sales expense. As a result of our acquisition of Beauty.com, we expect that amortization of intangible assets will increase substantially from current levels. We intend to obtain an independent valuation in order to allocate the purchase price to the net assets acquired, including any goodwill. We expect that such valuation will be completed in the first quarter of 2000.

   Amortization of Stock-based Compensation. We have recorded total deferred stock-based compensation of $27,596,000 in connection with stock options granted and restricted stock issued to our employees. The deferred stock-based compensation amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. In the case of restricted stock, the deferred stock-based compensation represents the difference between the purchase price of the restricted stock and the deemed fair value of our common stock on the date of purchase. Such amounts are amortized to expense over the vesting periods of the applicable agreements, resulting in amortization of stock-based compensation totaling $1,037,000 for the period from April 2, 1998 (inception) to December 31, 1998 and $15,375,000 for the fiscal year ended January 2, 2000. The amortization expense relates to options awarded to employees in all operating expense categories. Deferred stock-based compensation as of January 2, 2000 for stock options and restricted stock issued to our employees will be subsequently recognized as expense for each of the next five fiscal years as follows:

               Fiscal Year                                          Amount
               -----------                                      --------------
                                                                (in thousands)
                  2000                                              $5,715
                  2001                                               2,976
                  2002                                               1,500
                  2003                                                 468
                  2004                                                 111

   We expect that a significant percentage of the consideration for the Beauty.com acquisition will be deemed to be deferred stock-based compensation. Any deferred stock-based compensation will be amortized over a two-year period and, accordingly, we expect that amortization of stock-based compensation for fiscal 2000 and 2001 will be significantly higher than the amounts in the above table.

   Interest Income and Expense. Interest income consists of earnings on our cash and cash equivalents and interest expense consists of interest associated with capital lease obligations.

   Income Taxes. There was no provision or benefit for income taxes for any period since inception due to our operating losses. As of January 2, 2000, we had approximately $98.4 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2018. In 1999, due to the issuance and sale of Series D and Series E preferred stock, we incurred ownership changes pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, our use of losses incurred through the date of these ownership changes will be limited during the carryforward period. We estimate that the use of the approximately $53.9 million of net operating losses incurred prior to the date of the ownership change would be limited to approximately $6.6 million per year in order to offset future taxable income. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. Our initial public offering did not cause an additional ownership change that would result in additional limitations on the utilization of net operating loss carryforwards. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of such net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

Quarterly Results of Operations

   Because we were a development stage company prior to the launch of our Web site in February 1999 and have a short operating history, we believe that period-to-period comparisons for periods prior to 1999 are less meaningful than an analysis of recent quarterly operating results. Accordingly, we are providing a discussion and analysis of our results of operations that is focused on the seven quarters ended January 2, 2000.

   The following table sets forth unaudited quarterly statement of operations data for the seven quarters ended January 2, 2000. This unaudited quarterly information has been derived from our unaudited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information in accordance with accounting principles generally accepted in the United States. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                Quarter Ended
                         -----------------------------------------------------------------
                                   Sept.    Dec.
                         June 30,   30,      31,    April 4,  July 4,   Oct. 3,   Jan. 2,
                           1998    1998     1998      1999      1999      1999      2000
                         -------- -------  -------  --------  --------  --------  --------
                                                (in thousands)
Net sales...............  $ --    $   --   $   --   $    652  $  3,550  $ 12,158  $ 18,488
Cost and expenses:
  Cost of sales.........    --        --       --        672     4,879    14,066    18,823
  Marketing and sales...    --        313    2,779     5,189    11,328    16,471    28,504
  Technology and
   content..............    104       522    1,552     2,713     3,229     4,232     4,744
  General and
   administrative.......     71       511    1,279     1,713     2,204     3,120     4,089
  Charitable
   contribution.........    --        --       --        --        --      3,600       --
  Amortization of
   intangible assets....      8        10       15        18        20     5,300     5,302
  Amortization of stock-
   based compensation...    166       350      521     1,257     2,326     9,267     2,525
                          -----   -------  -------  --------  --------  --------  --------
   Total cost and
    expenses............    349     1,706    6,146    11,562    23,986    56,056    63,987
                          -----   -------  -------  --------  --------  --------  --------
Operating loss..........   (349)   (1,706)  (6,146)  (10,910)  (20,436)  (43,898)  (45,499)
Other income (expense):
  Interest income.......    --         36      141       332       701     1,958     2,045
  Interest expense......    --        --        (3)      (14)      (26)      (33)      (51)
                          -----   -------  -------  --------  --------  --------  --------
Net loss................  $(349)  $(1,670) $(6,008) $(10,592) $(19,761) $(41,973) $(43,505)
                          =====   =======  =======  ========  ========  ========  ========

  Quarterly Periods from Inception to April 4, 1999

   Net Sales and Cost of Sales. We commercially launched our Web site on February 24, 1999. There were no net sales or cost of sales prior to the quarter ended April 4, 1999. Net sales approximated the cost of sales in the quarter ended April 4, 1999 due to promotional sales discounts and coupons associated with the commercial launch of the Web site.

   Marketing and Sales. Marketing and sales expenses increased in each of the four quarters ended April 4, 1999, primarily due to expenses associated with the addition of marketing and merchandising personnel. We also increased our advertising on major Web portals, including AOL, Excite and Yahoo!, in the quarter ended April 4, 1999 in connection with the commercial launch of our Web site. Additionally, we recognized $1,007,000 of non-cash advertising expenses under our technology license and advertising agreement with Amazon.com in the quarter ended April 4, 1999.

   Technology and Content. Technology and content expenses increased in each of the four quarters ended April 4, 1999, primarily due to increased expenses associated with the addition of information technology personnel and additional use of consultants and contract labor to help maintain the systems supporting our Web site.

   General and Administrative. General and administrative expenses increased in each of the four quarters ended April 4, 1999, primarily due to increased expenses associated with the addition of general and administrative personnel, additional professional fees and the cost of corporate facilities.

   Amortization of Intangible Assets. Amortization of intangible assets during the four quarters ended April 4, 1999 primarily represented the amortization of the technology license obtained from Amazon.com and certain domain names owned by us.

   Amortization of Stock-based Compensation. Amortization of stock-based compensation increased in each of the four quarters ended April 4, 1999, primarily due to the grant of stock options to new employees prior to our initial public offering on July 27, 1999, as well as an increase in the difference between the grant price and the deemed fair value of our common stock, particularly in the quarter ended April 4, 1999.

  Three Quarterly Periods Ended January 2, 2000

   Net Sales and Cost of Sales. We have been operating our Web store for three full fiscal quarters. The following table sets forth net sales for each of these quarters by category:

                                                   Quarter Ended
                                         ------------------------------------
                                          July 4,      Oct. 3,      Jan. 2,
                                            1999        1999         2000
                                         ----------  -----------  -----------
                Category                 Amount  %   Amount   %   Amount   %
                --------                 ------ ---  ------- ---  ------- ---
                                               (dollars in thousands)
Pharmaceutical products................. $1,094  31% $ 7,107  58% $10,453  57%
Non-pharmaceutical products and other...  2,456  69    5,051  42    8,035  43
                                         ------ ---  ------- ---  ------- ---
  Total................................. $3,550 100% $12,158 100% $18,488 100%
                                         ====== ===  ======= ===  ======= ===
New customers...........................  150,000      260,000      267,000
Orders from repeat customers as a
 percentage of total orders.............    26%          33%          44%

   Our net sales in each category have increased in each quarter since we commenced operations due to increases in new customers and increased repeat orders. The substantial increase in pharmaceutical product sales as a percent of total net sales in the quarter ended October 3, 1999 was primarily related to the commencement of the Rite Aid in-store pickup service for prescription refills. Consignment fees related to our agreement with GNC are included in net sales of non-pharmaceutical products and other and were insignificant relative to the total.

   Cost of sales exceeded net sales in each of the three quarters ended January 2, 2000. Such excess was primarily the result of a decrease in net sales due to sales price incentives offered to customers, including promotional coupons and discounts. We continue to offer promotional coupons and discounts as a strategy to attract new customers, although such discounts and coupons have decreased over time as a percentage of net sales. Promotional coupons can only be used by customers to offset the price of non-pharmaceutical products. Additionally, our shipping costs exceeded the amount we charged our customers for shipping in each of the three quarters ended January 2, 2000. We expect to continue to subsidize a portion of our shipping costs for the foreseeable future as a strategy to attract and retain customers.

   Marketing and Sales. Marketing and sales expenses increased in each of the three quarters ended January 2, 2000 due to increases in both fulfillment and order processing expenses and customer acquisition and marketing expenses. Fulfillment and order processing expenses increased in each of the three quarters ended January 2, 2000 primarily due to the increases in order volume. Volume-related expenses primarily responsible for the increased costs include permanent and temporary labor required to validate prescriptions and fulfill both pharmaceutical and non-pharmaceutical orders, per-unit fulfillment fees charged by our fulfillment partners, depreciation expense related to additional capital investments and packaging materials.

   The increases in customer acquisition and marketing expenses are primarily attributable to increased media, agency and production costs associated with our branding campaign which commenced in the quarter ended July 4, 1999. Additionally, the cost of promotional items given to new and existing customers has increased in each quarter. We expect to continue to pursue an aggressive branding and marketing campaign for the foreseeable future and expect such expenditures to increase accordingly. Included in customer acquisition and marketing expenses are $2,293,000, $1,074,000 and $573,000 of non-cash advertising expenses incurred under our agreements with Amazon.com and Rite Aid for the second, third and fourth quarters of fiscal 1999, respectively.

   Technology and Content. Technology and content expenses increased in each of the three quarters ended January 2, 2000, primarily due to increased expenses associated with the addition of information technology personnel and additional use of consultants and contract labor. Such personnel assisted in maintaining and making minor upgrades and enhancements to our Web store as well as maintaining the systems supporting the Web site.

   General and Administrative. General and administrative expenses increased in each of the three quarters ended January 2, 2000 primarily due to increased expenses associated with the addition of general and administrative personnel, additional professional fees and the cost of corporate facilities.

   Charitable Contribution. In the third quarter of fiscal 1999, we donated 200,000 shares of our common stock to a foundation established by us and recognized an expense of $3,600,000 in that quarter based on the fair value of the donated common stock.

   Amortization of Intangible Assets. Amortization of intangible assets increased significantly in the quarters ended October 3, 1999 and January 2, 2000, to $5,300,000 and $5,302,000, respectively, primarily due to the amortization of intangible assets received in connection with the Rite Aid and GNC transactions completed in July 1999.

   Amortization of Stock-based Compensation. Amortization of stock-based compensation increased in the third quarter of fiscal 1999, primarily due to a separation agreement we entered into with our founder.

Liquidity and Capital Resources

   In July 1999, we completed our initial public offering and issued 5,750,000 shares of our common stock at an initial public offering price of $18.00 per share. Net cash proceeds to us from the initial public offering were approximately $94.6 million. Concurrently with our initial public offering, we received $10 million in cash from our private placement of 555,555 shares of our common stock with Amazon.com. From our inception until our initial public offering, we financed our operations primarily through private sales of preferred stock which yielded net cash proceeds of $106.8 million.

   We have incurred net losses of $123.9 million from inception to January 2, 2000. We believe that we will continue to incur net losses for the foreseeable future and that the rate at which we will incur such losses will increase significantly from current levels. Net cash used in operating activities was $56.8 million for the year ended January 2, 2000, and $6.3 million in the period from April 2, 1998 (inception) to December 31, 1998. Net cash used in operating activities for each of these periods primarily reflects our net losses offset by a net source of funds from working capital.

   Net cash used in investing activities was $120.0 million for the year ended January 2, 2000, and $1.5 million in the period from April 2, 1998 (inception) to December 31, 1998. Net cash used in investing activities for the year ended January 2, 2000 was primarily related to the investment of the proceeds from our initial public offering in marketable securities with an original maturity greater than 90 days. Additionally, net cash used in investing activities for both periods included leasehold improvements and purchases of equipment and systems, including warehouse handling equipment, computer equipment and fixtures and furniture.

   For the year ended January 2, 2000, net cash provided by financing activities was $188.9 million and consisted primarily of $104.6 million in net proceeds from the issuance of common stock in our initial public offering and the concurrent private placement, and $84.6 million in net proceeds from the issuance of convertible preferred stock.

   During the period from April 2, 1998 (inception) to December 31, 1998, net cash provided by financing activities was $22.3 million, consisting primarily of cash proceeds of $4.0 million from the issuance of 10,000,000 shares of Series A preferred stock and cash proceeds of $18.2 million from the issuance of 5,446,268 shares of Series B preferred stock.

   As of January 2, 2000, we had $132.8 million of cash, cash equivalents and marketable securities. As of that date, our principal commitments consisted of obligations outstanding under capital and operating leases and marketing agreements with certain Web portals, including America Online, MSNBC and Discovery Channel, aggregating approximately $80.0 million through 2012. Subsequent to January 2, 2000, we entered into a strategic agreement with Amazon.com to integrate various shopping features of our Web sites and create a persistent drugstore.com shopping presence on Amazon.com's Web site. Under the terms of the agreement, we agreed to pay Amazon.com a total of $105 million over a three-year period, of which $30 million was paid at the time the agreement was executed. In addition, in January 2000, we provided letters of credit totaling $16.4 million as security for leases and certain other operating agreements. These letters of credit must be fully collateralized by an equivalent amount of our cash. If our cash balance falls below $25 million we are contractually obligated to increase these letters of credit and related cash collateral to $20.7 million. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We recently began limited operations at our own distribution center to improve the customer experience by locating closer to a greater percentage of our customers, exerting greater control over the distribution process and ensuring adequate supplies of products to our customers. We also expect to devote substantial resources to technology and systems upgrades to support the new distribution center and our ability to provide in-store prescription pick up at Rite Aid stores as well as to advertising and promotional activities. During 2000, we expect to incur approximately $15 million of additional costs for these technology and systems upgrades and toward the new distribution center.

   We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated needs for working capital and capital expenditures into the second half of 2000. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

   In February 2000, we filed a registration statement on Form S-1 with the Securities and Exchange Commission covering the sale by us of 6,000,000 shares of common stock in an underwritten public offering. We currently expect to consummate the offering in the first half of 2000 although there can be no assurance as to when or if the offering will occur.

Year 2000

   Many existing computer programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. Prior to the end of 1999, we completed a review of the year 2000 compliance of our internally developed proprietary software, including testing to determine how our systems will function at and beyond the year 2000. Based upon our assessment, we believe that our internally developed proprietary software is year 2000 compliant. In addition, we assessed the year 2000 readiness of our third-party supplied software, computer technology and other services, which include software for use in our accounting, database and security systems, and implemented corrective actions that we believed were necessary to address potential year 2000 issues in these areas. To date, we have not experienced any year 2000-related problems with our internally developed software or our third-party supplied software and computer systems, and we are not aware of any failure by our third-party suppliers to be year 2000 compliant that could impact our business or operations. In addition, to date, we are not aware of any failure by Rite Aid, RxAmerica or Walsh Distribution to be year 2000 compliant that could impact our business or operations. However, such problems or failures could arise or become apparent in the future, and any such problems or failures could have negative consequences for us. Such consequences could include difficulties in operating our Web site effectively, taking customer orders, making product deliveries or conducting other fundamental parts of our business.

Factors That May Affect Our Business

   If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline.

 We Are an Early Stage Company in a New and Rapidly Evolving Market, Which Makes It Difficult for Investors to Determine Whether We Will Accomplish Our Objectives

   Because drugstore.com was founded in April 1998 and we only began selling products in February 1999, we have a limited operating history on which investors can base an evaluation of our business strategy. We have limited insight into trends that may emerge and affect our business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies, as well as the risks we face due to our participation in a new and rapidly-evolving market. These challenges include our:

  .  Need to increase our brand awareness;

  .  Need to attract and retain customers at a reasonable cost;

  . Dependence on Web site and transaction processing performance and reliability;

  .  Need to compete effectively;

  . Need to establish ourselves as an important participant in the evolving market for healthcare products and services on the Internet; and

  . Need to establish and develop relationships in the healthcare industry, particularly in the areas of reimbursement and managed care.

 Consumers of Health, Beauty, Wellness, Personal Care and Pharmacy Products May Not Accept Our Solution, Which Would Harm Our Revenues and Prevent Us From Becoming Profitable

   If we do not attract and retain a high volume of online customers to our store at a reasonable cost, we will not be able to increase our revenues or achieve profitability. We may not be able to convert a large number of customers from traditional shopping methods to online shopping for health, beauty, wellness, personal care and pharmacy products. Even if we are successful at attracting online customers, we expect it will take several years to build a critical mass of these customers. Specific factors that could prevent widespread customer acceptance include:

  . Shipping charges, which do not apply to shopping at traditional drugstores;

  . Delivery time associated with Internet orders, as compared to the immediate receipt of products at a physical store;

  . Pricing that does not meet customer expectations of "finding the lowest price on the Internet;"

  . Additional steps and delays in ensuring insurance coverage for prescription products;

  .  Lack of coverage of customer prescriptions by some insurance carriers;

  .  Lack of consumer awareness of our online pharmacy;

  . Customer concerns about the security of online transactions and the privacy of their personal health information;

  . Product damage from shipping or shipments of wrong or expired products from us or our fulfillment partners or other vendors, resulting in a failure to establish customers' trust in buying drugstore items online;

  .  Delays in responses to customer inquiries or in deliveries to customers;

  . Inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products; and

  .  Difficulties in returning or exchanging orders.

 We Expect Significant Increases in Our Operating Expenses and Continuing Losses for the Next Several Years

   We incurred net losses of $123.9 million for the period from inception through January 2, 2000. We have not achieved profitability. We only began selling products in February 1999 and cannot be certain that we will obtain enough customer traffic or a high enough volume of purchases to generate sufficient revenues and achieve profitability. We believe that we will continue to incur operating and net losses for at least the next four years (and possibly longer) and that the rate at which we will incur such losses will increase significantly from current levels. We intend to increase our operating expenses substantially as we:

  . Increase our sales and marketing activities, particularly advertising efforts;

  . Provide our customers with promotional benefits, such as selling selected products or offering shipping below our actual costs;

  . Increase our general and administrative functions to support our growing operations;

  . Expand our customer and pharmacist support organizations to better serve customer needs;

  .  Develop enhanced technologies and features to improve our Web site;

  .  Enhance our distribution fulfillment processes; and

  . Begin operating our own distribution facility and possibly buy or build additional distribution facilities.

   Because we will spend these amounts before we receive any incremental revenues from these efforts, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses.

 We May Not Succeed in Establishing the drugstore.com Brand, Which Would Adversely Affect Customer Acceptance and Our Revenues

   Due to the early stage and competitive nature of the online market for drugstore products, if we do not establish our brand quickly, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. To promote our brand, we have incurred and expect to continue to incur substantial expense in our advertising efforts on major Internet destinations such as Amazon.com, America Online and Yahoo! and other Web sites our customers are likely to visit, as well as other forms of media such as television and magazines. We will also need to spend money to attract and train customer service personnel. If these brand promotion activities do not yield increased revenues, we will incur additional losses. Even if our efforts are successful, adverse publicity about our strategic partners could damage our brand and negatively affect customer acceptance of our site.

 We Expect Our Quarterly Financial Results to Fluctuate And Our Early Stage of Development Limits Our Ability to Predict Revenues and Expenses Precisely

   Historical trends and quarter-to-quarter comparisons of our operating results are not a good indicator of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. Our revenues and operating results are expected to vary significantly from quarter to quarter due to a number of factors, including:

  .  Demand for our products;

  . Our ability to attract visitors to our Web store and convert those visitors into customers;

  .  The frequency of repeat purchases by customers;

  . Shifts in the nature and amount of publicity about us or our competitors;

  .  Changes in the growth rate of Internet usage;

  .  Average order size;

  .  The mix of products sold;

  . Our ability to enhance our technology to accommodate any future growth in our operations or customers;

  . Our ability, including through our fulfillment partners, to manage inventory levels and ensure sufficient product supply, particularly as we transition customer order fulfillment to our own distribution facility;

  . Changes in our pricing policies or the pricing policies of our competitors;

  .  Changes in government regulation;

  .  The availability of reimbursement for pharmacy products; and

  .  Costs related to potential acquisitions of technology or businesses.

   Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial additional operating losses. The volume and timing of orders of health, beauty, wellness, personal care and pharmacy products on our Web store are difficult to predict because the online market for such products is in its infancy. Due to the limited operating history of our Web store, we do not yet have sufficient historical data on which to predict future business from repeat customers. Accordingly, we may have difficulty forecasting revenue from regular customers or overall anticipated revenue trends.

   A portion of our revenues may also be seasonal in nature, especially with respect to the sale of certain beauty products, which depend to some extent on seasonal product changes and seasonal purchasing patterns. Consumer "fads" and other changes in consumer trends may cause shifts in purchasing patterns, resulting in significant fluctuations in our operating results from one quarter to the next. Our limited operating history makes it difficult to fully assess the impact of these factors.

 If We Are Unable to Obtain Insurance Reimbursement Coverage for Our Customers, Our Ability to Sell Pharmacy Products Online Could Decrease, Which Would Harm Our Revenues

   To obtain reimbursement on behalf of our customers for the prescription products that they purchase on our Web site, we must maintain relationships with insurance companies and PBMs, either directly or through our relationship with Rite Aid. We currently rely primarily on Rite Aid's relationships with insurance companies and PBMs including PCS, and the extension of these relationships to cover prescriptions processed by us. Sales billed through these relationships currently represent a significant percentage of our pharmacy sales. To the extent Rite Aid is unable to maintain these relationships, or if these relationships do not extend to cover the prescriptions we process, our ability to obtain reimbursement coverage for our customers would be reduced. This would reduce the number of customers that fill prescriptions through our Web site, which would reduce our revenues.

   Our ability to enter into direct relationships with insurance companies and PBMs, or retain our existing relationships for an extended period of time, is uncertain for the following reasons:

  . Many of these companies are in the early stages of evaluating the impact of the Internet and online pharmacies on their businesses. These companies may delay their decisions to contract with online pharmacies or may decide to develop their own Internet capabilities that may compete with us.

  . Many insurance companies have existing contracts with chain drugstores and PBMs that have announced their intentions to establish online pharmacies.

  . Some insurance companies and PBMs will likely contract with only one or a limited number of online pharmacies. If our online competitors obtain these contracts and we do not, we would be at a competitive disadvantage.

   Many of our agreements with insurance companies and PBMs are short-term, may be terminated with less than 30 days' prior notice, and are subject to amendment by such insurance companies and PBMs. Our contract with PCS is a 10-year agreement that could terminate earlier if our agreement with Rite Aid is terminated. In addition, we must process each insurance application individually, which may raise the costs of processing prescription orders and delay our order processing time. Customers may not initially embrace our online insurance coverage procedure.

 We Depend on a Limited Number of Distribution Partners; If They Do Not Perform, We Will Not Be Able to Effectively Ship Orders

   We currently rely to a large extent on rapid distribution by third parties. Since inception, we have purchased a substantial majority of our pharmaceutical products from one vendor, RxAmerica L.L.C., and in connection with operating our own distribution center, we will become obligated to purchase all of our pharmaceutical products from Rite Aid unless we are able to obtain better overall terms from another vendor. We also currently purchase a substantial majority of our non-pharmaceutical products from one vendor, Walsh Distribution, Inc., which accounted for 68% of our non-pharmaceutical cost of sales from launch of our Web store to January 2, 2000. However, as we transition customer order fulfillment to our own distribution center, we intend to establish relationships directly with product manufacturers, and we expect that order fulfillment through Walsh Distribution will cease by the end of the second quarter of 2000. Our business could be significantly disrupted if RxAmerica, Rite Aid or, in the near term, Walsh Distribution were to breach their contracts or suffer adverse developments that affect their ability to supply products to us. In addition, RxAmerica is a joint venture owned by American Stores Company (which was recently acquired by Albertson's, Inc.) and Longs Drugs, both of which are potential competitors of drugstore.com, and actual competitors with Rite Aid, one of our principal stockholders and business partners. If for any reason RxAmerica, Rite Aid or Walsh Distribution is unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative fulfillment partners on acceptable terms in a timely manner, or at all.

   Because we rely primarily on third parties to fulfill orders, we depend on their systems for tracking inventory and financial data. If our distribution partners' systems fail or are unable to scale or adapt to changing needs, or if we cannot integrate information systems with any new distributors, we may not have adequate, accurate or timely inventory or financial information.

   We also rely on third-party carriers for shipments to and from distribution facilities and to customers. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our distribution partners and of our carriers' ability to provide product fulfillment and delivery services to meet our distribution and shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation, the drugstore.com brand and our results of operations.

 Opening and Operating Our Own Distribution Center Will Require Significant Investments in Management Resources

   We began limited operations at our own 290,000 square foot distribution center in January 2000 to achieve greater control over the distribution process and to ensure adequate supplies of products to our customers. Opening and operating this distribution center will require additional capital investments in facilities and equipment and will require us to:

  .  Hire and train a significant number of new employees;

  . Establish a significant number of direct relationships with manufacturers in the near term;

  .  Substantially increase our inventory levels in the near term;

  . Effectively manage our product purchasing function and our inventory levels to avoid product shortages or markdowns due to unpopular or expired inventory; and

  . Control product damage and shrinkage through effective security measures and inventory management practices.

We have limited experience processing customer order fulfillment through our distribution center and managing significant levels of inventory, and issues arising with respect to the opening and operation of our distribution center could divert management attention from other aspects of our business. In addition, we may be unable to obtain products on terms as favorable as our distribution partners. In connection with the opening of our distribution center, we also expanded our pharmacy operations through our arrangement with Rite Aid. Our pharmacy operations will subject us to additional regulatory requirements and related costs.

   We believe that our new distribution center will provide us with sufficient distribution capacity for the foreseeable future. However, we may need to increase our distribution capacity sooner than anticipated, and any further expansion would require additional financing that may not be available to us on favorable terms when required, or at all.

 Any Errors in the Filling or Packaging of the Prescription Drugs We Dispense May Expose Us to Liability and Negative Publicity

   Pharmacy errors relating to prescriptions, dosage and other aspects of the medication dispensing process can produce liability for us that our insurance may not cover. For example, a study of community pharmacies appearing in the December 1995 issue of American Pharmacy found that 24% of prescriptions contained dispensing errors and 4% of prescriptions contained errors that were clinically significant. Because we distribute pharmaceutical products directly to the consumer, we are the most visible participant in the medication distribution chain and therefore have more exposure to liability claims.

   Our pharmacists are required by law to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists. Our pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effects. This counseling is in part accomplished through e-mail and inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present or may not have provided all relevant information. We also post product information on our Web store. Providing information on pharmaceutical and other products creates the potential for claims to be made against us for negligence, personal injury, wrongful death, product liability, malpractice, invasion of privacy or other legal theories based on our product or service offerings. Our general liability, product liability and professional liability insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

   Pharmacy errors either by drugstore.com or our competitors may also produce significant adverse publicity either for us or the entire online pharmacy industry. Because of the significant amount of recent press coverage on Internet retailing and online pharmacies, we believe that we will be subject to a higher level of media scrutiny than other pharmacy product channels. The amount of negative publicity that we or the online pharmacy industry receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by other pharmacies making similar mistakes. We have no control over the pharmacy practices of our competitors, and we cannot ensure that our pharmacists or our prescription processing will be able to operate without error. We believe customer acceptance of our online shopping experience is based in large part on consumer trust, and negative publicity could erode such trust, or prevent it from growing. This could result in an immediate reduction in the amount of orders we receive and adversely affect our revenue growth.

 We Face the Risk of Systems Interruptions and Capacity Constraints on Our Web Site, Possibly Resulting in Adverse Publicity, Revenue Losses and Erosion of Customer Trust

   The satisfactory performance, reliability and availability of our Web site, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. Any future systems interruption that results in the unavailability of our Web site or reduced order fulfillment performance could result in negative publicity and reduce the volume of goods sold and the attractiveness of our Web store, which could negatively affect our revenues. From time to time, we have experienced temporary system interruptions for a variety of reasons, including power failures, software bugs and an overwhelming number of visitors trying to reach our Web site. We may not be able to correct any problem in a timely manner. Because we outsource certain aspects of our system and because some of the reasons for a systems interruption may be outside of our control, we also may not be able to exercise sufficient control to remedy the problem quickly or at all.

   We opened our site for customers in February 1999 and to the extent that customer traffic grows substantially, we will need to expand the capacity of our systems to accommodate a larger number of visitors. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment, or delays in reporting accurate financial information. We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our Web site accurately or in a timely manner to permit us to effectively upgrade and expand our transaction-processing systems or to integrate smoothly any newly developed or purchased modules with our existing systems.

 We Have Grown Very Rapidly, and We Need to Manage Changing and Expanding Operations

   We have rapidly and significantly expanded our operations, and anticipate that we will continue to expand. Our number of employees has grown from 85 on December 31, 1998 to 408 on January 2, 2000. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process. We will not be able to increase revenues unless we continue to improve our transaction-processing, operational, financial and managerial controls and reporting systems and procedures, expand, train and manage our work force and manage multiple relationships with third parties. Many of our senior management have no prior senior management experience at public companies, and none of our executive officers have prior management experience in the healthcare or retail drugstore industry.

 Expanding the Breadth and Depth of Our Product and Service Offerings Is Expensive and Difficult, and We May Receive No Benefit From Our Expansion

   We intend to expand the breadth and depth of our product and service offerings by promoting new or complementary products or sales formats. We cannot be certain that these new offerings will generate sufficient revenues for the costs involved. Expansion of our offerings in this manner could require significant additional expenditures and could strain our management, financial and operational resources. For example, we may need to incur significant marketing expenses, develop relationships with new fulfillment partners or manufacturers, or comply with new regulations. We cannot be certain that we will be able to expand our product and service offerings in a cost-effective or timely manner. Furthermore, any new product or service offering or sales format that is not favorably received by consumers could damage the reputation of our brand. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded offerings to offset their cost could harm our business. Finally, our agreement with Amazon.com contains prohibitions that limit our ability to work with other companies in markets for products and services that are competitive with those offered by Amazon.com, although we are able to sell products and services in these markets ourselves.

 Our Relationship With Amazon.com May Restrict Some of Our Activities

   Our relationship with Amazon.com may restrict our activities and is subject to change. We entered into a technology license and advertising agreement in August 1998 with Amazon.com. In addition, in January 2000 we entered into a three-year agreement with Amazon.com to integrate various shopping features of our Web sites and create a persistent drugstore.com shopping presence on the Amazon.com Web site. Amazon.com is currently our largest stockholder and Jeffrey P. Bezos, Amazon.com's chairman of the board and chief executive officer, is a member of our board of directors. Our relationship with Amazon.com has received significant media attention, but the parties' obligations to provide support to each other are limited.

   Pursuant to these agreements, each party has committed to providing the other with advertising on our respective Web sites. The agreement we entered into in January 2000 contains provisions restricting the percentage of total revenues we can obtain from the sale on our Web site of products or services other than health, beauty, wellness, personal care and pharmaceutical products. We may not assign this agreement without Amazon.com's consent. Under the technology license and advertising agreement, we are restricted from promoting on our Web site any company that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market. If we were acquired by a competitor of Amazon.com and Amazon.com did not vote in favor of the transaction, we would lose our rights to advertise on Amazon.com's Web site and to use Amazon.com's technology (if we are then using any). In addition, we have agreed not to sell advertising on our Web site to any company that sells products or services competitive with those offered by Amazon.com, although the sale of advertising on our Web site is not presently, and is not expected to be, part of our business strategy.

   In addition, due to Amazon.com's significant ownership of our common stock, it will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

 Our Relationship with Rite Aid Involves Many Risks and May Restrict Our Ability to Promote, Contract With, or Operate Traditional Retail Stores

   In June 1999, we entered into a series of agreements with Rite Aid. These agreements involve many aspects of our businesses and the operation of our respective Web sites, the fulfillment of orders and the extension of Rite Aid's insurance relationships to cover prescriptions processed by us. This type of arrangement is complex and requires a great deal of effort to operate successfully. As a result, there are many risks related to these arrangements, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangement to meet the parties' objectives. In the event that we do not realize the intended benefits of these relationships, we will have expended a great deal of time and effort that could have been directed to more beneficial activities. In addition, customer perceptions and our business may be adversely impacted if these relationships are not successful.

   While Rite Aid has committed to promoting drugstore.com in its stores and in its advertising, we do not control the choice of ads that will feature us and this form of advertising may not result in additional drugstore.com customers. While the Rite Aid relationship substantially broadens our ability to provide prescription medications to consumers with insurance reimbursement plans, it may not allow all of our potential customers to purchase these medications from drugstore.com and receive insurance reimbursement, which could adversely affect consumer perceptions and our revenues. We have agreed not to promote any other traditional chain drugstore or operate one ourselves. We have also agreed not to contract with another traditional retail store to fill pharmacy product orders we receive unless a Rite Aid store is not conveniently located. These restrictions could limit our flexibility and ability to grow our business if our relationship with Rite Aid does not develop successfully.

   Rite Aid has recently received significant negative publicity regarding its financial situation following its announcements regarding the restructuring and extension of its banking facilities, including amendments to financial covenants, the planned restatements of its 1999, 1998 and 1997 financial statements and the resignation of its independent auditors in November 1999. Rite Aid has since engaged new auditors and made significant changes to its senior management team. Our relationship with Rite Aid is important to us, particularly in our pharmacy fulfillment operations and in our ability to offer insurance reimbursement coverage to our customers. If Rite Aid's financial condition were to worsen, it may be unable to continue to fulfill its obligations to us under our agreements, and this would have an adverse effect on our business. In addition, negative publicity regarding Rite Aid could negatively affect the drugstore.com brand and our stock price.

   Our relationship with PCS was established at the same time as, and in connection with, our relationship with Rite Aid. PCS is presently a wholly owned subsidiary of Rite Aid, although Rite Aid has announced that it is seeking to sell all or a portion of its interest in PCS. If Rite Aid sells a controlling interest in PCS to a third party, such third may not demonstrate the same level of commitment to our relationship with PCS as Rite Aid.

   Rite Aid owns a significant percentage of our common stock and, as a result, Rite Aid is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

 We Are Dependent on Our Strategic Relationships to Help Promote Our Web Site and Expand Our Product Offerings; If We Fail to Maintain or Enhance These Relationships, Our Development Could Be Hindered

   We believe that our strategic relationships with Amazon.com, Rite Aid, PCS and GNC as well as portals and third party distributors are critical to attract customers, facilitate broad market acceptance of our products and the drugstore.com brand and enhance our sales and marketing capabilities. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners. Our business could be harmed if any of our key strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under our agreements.

 We Face Uncertainty Related to Pharmaceutical Costs and Pricing, Which Could Affect Our Revenues and Profitability

   We expect that pharmacy sales will account for a significant percentage of our total sales. Sales of our products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations (HMOs), PBMs and other organizations. Because these organizations are traditionally focused on reduced cost to employer groups, whereas we are focused more on direct customer service, we must devote time and resources to develop third-party payor confidence in our approach.

   In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. The efforts of third-party payors to contain costs will place downward pressures on profitability from sales of prescription drugs. Our revenues from prescription drug sales may also be affected by health care reform initiatives of federal and state governments, including proposals designed to significantly reduce spending on Medicare, Medicaid and other government programs, changes in programs providing for reimbursement for the cost of prescription drugs by third-party payors and regulatory changes related to the approval process for prescription drugs. Such initiatives could lead to the enactment of federal and state regulations that may adversely impact our prescription drug sales.

   We cannot be certain that our products or services will be considered cost effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize a profit.

 Competition From Both Traditional and Online Retailers May Result in Price Reductions and Decreased Demand for Our Products and Services

   We compete in a market that is highly competitive and expect competition to intensify in the future. We currently or potentially compete with a variety of companies, many of which have significantly greater financial, technical, marketing and other resources. These competitors include (1) various online stores that sell pharmaceutical as well as over-the-counter drug and health, wellness, beauty and personal care items; (2) mail service pharmacies; and (3) existing drugstores. Most of these drugstores, which include national, regional and local drugstore chains, discount drugstores, supermarkets, combination food and drugstores, discount general merchandise stores, mass market retailers, independent drugstores and local merchants, have existed for a longer period, have greater financial resources, have established marketing relationships with leading manufacturers and advertisers, and have secured greater presence in distribution channels. Some of these companies may also commence or expand their presence on the Internet. We also compete with hospitals, HMOs and mail order prescription drug providers, all of whom are or may begin offering products and services over the Internet. Finally, we are aware of numerous other smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete directly with those offered at drugstore.com.

   We believe that there may be a significant advantage in establishing a large customer base before our competitors do so. If we fail to attract and retain a large customer base and our competitors establish a more prominent market position relative to ours, this could inhibit our ability to grow.

   We also believe we may face a significant competitive challenge from our competitors forming alliances with each other. Our direct online competitors may form partnerships with PBMs, HMOs or chain drugstores. For example, PlanetRx, an online pharmacy, recently formed an alliance with Express Scripts, a PBM. The combined resources of these partnerships could pose a significant competitive challenge to drugstore.com. In addition, certain PBMs and HMOs could form alliances with our competitors that would prevent them from also entering into relationships with drugstore.com. Our inability to partner with a major PBM or HMO could be a major competitive disadvantage to us.

   We believe the principal factors that will draw end users to an online shopping application include brand availability, selection, personalized services, convenience, price, accessibility, customer services, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. We will have little or no control over how successful our competitors are in addressing these factors. In addition, with little difficulty, our online competitors can duplicate many of the products, services and content offered on our site.

   Increased competition could result in price reductions, fewer customer orders, fewer search queries served, reduced gross margins and loss of market share.

 Acquisitions Could Result in Dilution, Operating Difficulties and Other Harmful Consequences

   If appropriate opportunities present themselves, we intend to acquire complementary or strategic businesses, technologies, services or products. For example, we recently acquired Beauty.com, an online retailer of prestige beauty products. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforseen operating difficulties and expenditures. Integration of an acquired company may also require significant management resources that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized or may depend on the continued service of acquired personnel who could choose to leave. We currently do not have any understandings, commitments or agreements with respect to any other acquisition and no other material acquisition is currently being pursued. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.

 Our Systems and Operations, and Those of Our Distributors, Are Vulnerable to Natural Disasters and Other Unexpected Problems

   Substantially all of our computer and communications hardware is located at our leased facility in Bellevue, Washington and our systems infrastructure is hosted at an Exodus Communications facility in Tukwila, Washington. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, earthquakes and similar events. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. We do not currently have redundant systems or a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate for all losses that may occur. The facilities of our current fulfillment partners, Walsh and RxAmerica, which are located in Texas, as well as our distribution facility in New Jersey, also face these risks. In particular, RxAmerica only has a single location and no back-up facility.

   We depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages. Any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our applications and services and harm our sales.

   We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. A material security breach could damage our reputation or result in liability to us.

 Governmental Regulation of Our Business Could Require Significant Expenses, and Failure to Comply With Certain Regulations Could Result in Civil and Criminal Penalties

   Our business is subject to extensive federal, state and local regulations. In particular, entities engaging in the practice of pharmacy are subject to federal and state regulatory and licensing requirements. Regulations in this area often require subjective interpretation, and we cannot be certain that our attempts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including suspension or revocation of our licenses or registrations, seizure of our inventory, or monetary fines, which could adversely affect our operations.

   We are also subject to laws and regulations regarding homeopathic drugs, and we may face enforcement actions, lawsuits or claims asserting that we have not complied with these laws and regulations. As we expand our product and service offerings, more of our products and services will likely be subject to regulation by the FDA, which regulates drug advertising and promotion. Complying with FDA regulations is time consuming, burdensome and expensive, and could delay our introduction of new products or services.

   The U.S. House of Representatives Committee on Commerce and the General Accounting Office are conducting a review of online pharmacies, including the current laws that govern pharmacy operations, and the potential for abuses by some online sites, focusing on those that do not require the submission of a valid prescription issued by the customer's physician. In addition, in December 1999 the Clinton administration announced a proposal to eliminate illegal sales of prescription drugs over the Internet by unlicensed Web site operators. If approved by Congress, the proposal would, among other things, establish new federal requirements for Internet pharmacies to ensure that they comply with state and federal laws, create new civil penalties for the illegal sale of pharmaceuticals, and authorize additional federal enforcement powers. We believe that any regulations resulting from these investigations or the Clinton administration's proposal will likely result in increased reporting and monitoring requirements, which could be burdensome and increase our expenses. Other legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to confidentiality of patient records, including electronic access and storage of such records, as well as the inclusion of prescription drugs as a Medicare benefit. In addition, various state legislatures are considering new legislation related to the regulation of nonresident pharmacies. Compliance with new laws or regulations could increase our expenses.

   The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000. Regulations have been proposed to implement these requirements, and we are designing our applications to comply with the proposed regulations. However, until these regulations become final, possible changes in these regulations could cause us to use additional resources and lead to delays as we revise our Web site and operations.

   Until recently, Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet. We are also subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records exists or has been proposed at both the state and federal level. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering patient records electronically. This could have an adverse impact on our ability to gain and retain customers.

 Failure to Attract and Retain Experienced Personnel and Senior Management Could Hurt Our Ability to Grow Our Business

   We intend to continue to hire a significant number of additional sales, support and marketing personnel, as well as pharmacists, software developers and personnel to staff our recently established distribution facility. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Our future success also depends upon the continued service of our executive officers and senior management. None of our employees is bound by an employment agreement for any specific term. We do not have "key person" life insurance policies covering any of our employees. In addition, none of the members of our senior management team have prior experience in the healthcare industry or in drugstore operations.

 We Cannot Be Certain That We Will Be Able to Protect Our Intellectual Property, and We May Be Found to Infringe Proprietary Rights of Others, Which Could Harm Our Business

   We rely or may in the future rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our sales formats or to obtain and use information that we regard as proprietary, such as the technology used to operate our Web site, our content and our trademarks.

   We have filed applications for U.S. trademark registrations for "drugstore.com" and twelve other trademarks. We may be unable to secure these registrations. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term drugstore.com or our other trademark applications. Any claims or customer confusion related to our trademarks, or our failure to obtain any trademark registration, could negatively affect our business.

   Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Finally, we may in the future sell our products internationally, and the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

   Third parties may also claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all.

 We May Not Be Able to Protect Our Domain Names In All Countries or Against All Infringers, Which Could Decrease the Value of Our Brand Name and Proprietary Rights

   We currently hold the Internet domain name "drugstore.com," as well as various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not acquire or maintain the "drugstore.com" domain name in all of the countries in which we conduct business.

   The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our brand name, trademarks and other proprietary rights.

 We May Face Liability for Content on Our Web Site

   Because we post product information and other content on our Web site, we face potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that we post. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business.

 Our Officers, Directors and Certain Existing Stockholders Control the Majority of Our Common Stock, Which Could Discourage an Acquisition of Us or Make Removal of Incumbent Management More Difficult

   Executive officers, directors and entities affiliated with them beneficially own approximately 74.2% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, Amazon.com beneficially owns approximately 26.8% and Rite Aid beneficially owns 20.3% of our outstanding common stock. Therefore, Amazon.com and Rite Aid will each be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Amazon.com's and Rite Aid's substantial equity stakes in drugstore.com could also make us a much less attractive acquisition candidate to potential acquirors, because either Amazon.com or Rite Aid alone could have sufficient votes to prevent the tax-free treatment of an acquisition.

 We May Need Additional Capital in the Future to Support Our Growth, and Such Additional Financing May Not Be Available To Us

   Our available funds will not be sufficient to meet all of our long-term business development requirements, and we may seek to raise additional funds through public or private debt or equity financings in order to:

  . Take advantage of favorable business opportunities, including acquisitions of complementary businesses or technologies;

  .  Develop and upgrade our technology infrastructure;

  .  Enhance and increase our distribution capacity;

  .  Develop new product and service offerings; and

  .  Respond to competitive pressures.

We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all.

 Our Net Sales Would Be Harmed if We Experience Significant Credit Card Fraud

   A failure to adequately control fraudulent credit card transactions would harm our net sales and results of operations because we do not carry insurance against this risk. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

 Certain Antitakeover Provisions and Significant Equity Ownership by Amazon.com and Rite Aid Could Preclude an Acquisition

   Provisions of our certificate of incorporation, bylaws, Washington law and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Further, because Amazon.com and Rite Aid each own a significant percentage of our capital stock, a competitor of Amazon.com or Rite Aid as well as other potential acquirors could determine not to merge with or acquire us. In addition, if we were acquired by an Amazon.com competitor and Amazon.com did not vote in favor of the transaction, we would lose our rights to promotional placements on Amazon.com's Web site, and to use Amazon.com's technology (if we are then using any). The potential loss of these rights could inhibit offers to acquire us.

 We Depend on Continued Use of the Internet and Growth of the Online Drugstore Market

   Our future revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our target customers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce.

   In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services.

   Further, the online market for drugstore products is in its infancy. The market is significantly less developed than the online market for books, auctions, music, software and numerous other consumer products. Even if use of the Internet and electronic commerce continues to increase, the rate of growth, if any, of the online drugstore market could be significantly less than the online market for other products. Our rate of revenue growth could therefore be significantly less than other online merchants.

 Our Sales Could be Negatively Affected if We Are Required to Charge Taxes on Sales

   We do not collect sales or other similar taxes in respect of goods sold by drugstore.com, except from purchasers located in the State of Washington. However, one or more states or the federal government may seek to impose sales tax collection obligations on out-of-state companies (such as drugstore.com) that engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities. Moreover, one or more states could begin to impose sales taxes on sales of prescription products (which are not generally taxed at this time); if so, customers who order prescriptions at our Web site and pick them up at a local Rite Aid store would be required to pay state sales tax. A successful assertion by one or more states or the federal government that we should collect further sales or other taxes on the sales of products through drugstore.com could negatively affect our revenues and business.

 If We Do Not Respond to Rapid Technological Changes, Our Services Could Become Obsolete and Our Business Would Be Seriously Harmed

   As the Internet and online commerce industry evolve, we must license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our Web store, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to do so, it could adversely impact our ability to build the drugstore.com brand and attract and retain customers.

 Governmental Regulation of the Internet and Data Transmission Over the Internet Could Affect Our Business

   Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The most recent session of the U.S. Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing privacy, libel and taxation apply to Internet stores such as ours. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online and in particular companies that fill prescriptions or maintain medical or pharmaceutical records. The adoption or modification of laws or regulations relating to Internet businesses could adversely affect our ability to attract and serve customers.

Special Note Regarding Forward-Looking Statements

   This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance and include, but are not limited to, statements concerning:

  . The anticipated benefits and risks of our key strategic partnerships, business relationships and acquisitions;

  .  Our ability to attract and retain customers;

  . The anticipated benefits and risks associated with our business strategy, including those relating to our distribution and fulfillment strategy and our current and future product and service offerings;

  .  Our future operating results and the future value of our common stock;

  . The anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

  .  Potential government regulation; and

  . Our future capital requirements and our ability to satisfy our capital needs.

Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that could cause such differences include, but are not limited to, those identified herein under "Factors That May Affect Our Business," and other risks included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements to conform such statements to actual results or to changes in our expectations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents and marketable securities. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to us.

Item 8. Financial Statements and Supplementary Data

   The financial statements required pursuant to this item are included in Item 14 of this Annual Report on form 10-K and are presented beginning on page 61.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

   The following table sets forth information with respect to our executive officers and directors as of January 2, 2000:

 Name                    Age                      Position
 ----                    ---                      --------
 Peter M. Neupert(1)....  43 Chairman of the Board of Directors, President and
                             Chief Executive Officer
 Kal Raman..............  31 Senior Vice President and Chief Operating Officer
 David E. Rostov........  34 Vice President, Chief Financial Officer and
                             Treasurer
 Mark L. Silverman......  35 Vice President, Business Development, General
                             Counsel and Secretary
 Christopher G. Hauser..  49 Vice President, Operations
 Judith H. McGarry......  39 Vice President, Strategic Relationships
 Jeffrey P. Bezos.......  35 Director
 Brook H. Byers(2)......  54 Director
 L. John Doerr..........  48 Director
 Melinda French Gates...  35 Director
 Mary Sammons...........  53 Director
 William D. Savoy(2)....  35 Director
 Howard Schultz(1)......  46 Director

--------
(1) Member of compensation committee
(2) Member of audit committee

   Peter M. Neupert has served as a director and the President and Chief Executive Officer of drugstore.com since July 1998 and as chairman of the board of directors since July 1999. From March 1987 to July 1998, he worked for Microsoft Corporation in several positions, most recently as Vice President of News and Publishing for Microsoft's interactive media group. Mr. Neupert holds an M.B.A. from the Amos Tuck School of Business at Dartmouth College and a B.A. from Colorado College.

   Kal Raman (formerly known as Kalyanaraman Srinivasan) has served as Senior Vice President and Chief Operating Officer of drugstore.com since November 1999. He served as Vice President, Technology and Chief Information Officer of drugstore.com from August 1998 to May 1999, as Vice President, Technology and Operations and Chief Information Officer from March 1999 to May 1999 and as Senior Vice President, Operations and Chief Information Officer from May 1999 to November 1999. From March 1998 to August 1998, Mr. Raman served as the Chief Information Officer and Vice President of Nations Rent and from February 1997 to March 1998, he served as Senior Director, Information Systems of Blockbuster Inc. From May 1992 to February 1997, Mr. Raman served as Director, International Division of Wal-Mart Stores Inc.

   David E. Rostov has served as Vice President and Chief Financial Officer of drugstore.com since January 1999 and as Treasurer since July 1999. From January 1996 to January 1999, he worked for Nextel International, Inc. as Chief Financial Officer. From 1992 to 1995, he served in various capacities at McCaw Cellular Communications, Inc. Mr. Rostov holds an M.B.A. and a Master's in Public Policy from the University of Chicago Graduate School of Business and a B.A. from Oberlin College.

   Mark L. Silverman has served as Secretary of drugstore.com since our inception in April 1998, as Vice President and General Counsel of drugstore.com since January 1999, as Vice President, Health Services from March 1999 to September 1999 and as Vice President, Business Development since September 1999. From December 1995 to January 1999, he was a lawyer with the Venture Law Group, A Professional Corporation, becoming a director in January 1998. Mr. Silverman was an attorney with Heller, Ehrman, White & McAuliffe from December 1992 to November 1995. Mr. Silverman holds a J.D. from the University of California, Los Angeles and a B.A. from the University of California, Berkeley.

   Christopher G. Hauser has served as Vice President, Operations of drugstore.com since July 1999. Prior to that time, he was Senior Vice President, Information Technologies and Operations for Multiple Zones International. From 1994 to 1996, Mr. Hauser was Director of Distribution for Fingerhut Companies, Inc., and from 1991 to 1994, he commanded the largest distribution center in the U.S. Department of Defense. Mr. Hauser received an M.S. in Logistics Operations and an M.B.A. from the United States Naval Academy.

   Judith H. McGarry has served as Vice President, Strategic Relationships of drugstore.com since January 2000. From July 1994 to December 1999, she was a partner with Stone Communications. Ms. McGarry holds an M.B.A. from the Amos Tuck School of Business at Dartmouth College and a B.A. from Middlebury College.

   Jeffrey P. Bezos has served as a director of drugstore.com since August 1998. Mr. Bezos, a founder of Amazon.com, has served as Chairman of the Board of Directors of Amazon.com since its inception in 1994, Chief Executive Officer of Amazon.com since May 1996, President of Amazon.com from inception to June 1999 and Treasurer and Secretary of Amazon.com from May 1996 to March 1997. From December 1990 to June 1994, Mr. Bezos was employed by D.E. Shaw & Co., a Wall Street investment firm, becoming Senior Vice President in 1992. From April 1988 to December 1990, Mr. Bezos was employed by Bankers Trust Company, becoming Vice President in February 1990. Mr. Bezos received his B.S. in Electrical Engineering and Computer Science from Princeton University.

   Brook H. Byers has served as a director of drugstore.com since May 1998. Mr. Byers is a partner of Kleiner Perkins Caufield & Byers, a private venture capital firm, and has been a technology venture capital investor since 1972. He has served on the Board of Directors of over twenty companies, and he is currently a director of Chemdex.com and several private companies. He also served as the founding President and Chairman of Idec Pharmaceuticals, Ligand Pharmaceuticals, Athena Neurosciences and Insite Vision Opthalmics. Mr. Byers serves on the boards of the California Healthcare Institute and the Foundation of the University of California at San Francisco Medical Center. Mr. Byers received a degree in Electrical Engineering from Georgia Institute of Technology and an M.B.A. from the Stanford Graduate School of Business.

   L. John Doerr has served as a director of drugstore.com since November 1998. Mr. Doerr has been a general partner of Kleiner Perkins Caufield & Byers, a private venture capital firm, since September 1980. In 1974, he joined Intel Corporation and held various engineering, marketing and management assignments. Mr. Doerr is also a director of Amazon.com, Excite@Home, Healtheon Corporation, Intuit, Inc., Platinum Software, Inc., and SunMicrosystems, as well as several private companies. Mr. Doerr received his M.E.E. and B.S.E.E. from Rice University and his M.B.A. from Harvard University Graduate School of Business.

   Melinda French Gates has served as a director of drugstore.com since August 1999. Mrs. Gates worked at Microsoft Corporation from 1987 to May 1996 in a variety of positions, including serving as both product manager and general manager for the development of several multi-media products and other software programs. Since leaving Microsoft in 1996, Mrs. Gates has focused on philanthropic work in the areas of global health and learning. She is a founder of the Gates Library Foundation and is involved in the William H. Gates Foundation. She is also a co-chair of the Governor of Washington's Washington State Early Learning Commission and is on the advisory board of Third Age Media. Mrs. Gates holds a B.A. from Duke University and an M.B.A. from The Fuqua School of Business at Duke University, and is a member of the Duke University Board of Trustees.

   Mary Sammons has served as a director of drugstore.com since January 2000. Ms. Sammons has been president and chief operating officer of Rite Aid Corporation since December 1999. Previously, Ms. Sammons was president and chief executive officer of Fred Meyer Stores, a food, drug and general merchandise chain in the Pacific northwest, since January 1998, and had been an Executive Vice President of Fred Meyer Stores prior thereto. She has served Fred Meyer Stores in various capacities since 1973. Ms. Sammons received a degree in French from Marylhurst College.

   William D. Savoy has served as a director of drugstore.com since July 1999. Mr. Savoy is President of Vulcan Northwest Inc., managing the personal finances of Paul Allen, and Vice President of Vulcan Ventures Inc., a venture capital fund wholly owned by Paul Allen. From 1987 until November 1990, Mr. Savoy was employed by Layered,

Inc. and became its President in 1988. Mr. Savoy serves on the Advisory Board of DreamWorks SKG and also serves as director of CNET, Inc., Go2Net, Inc., Harbinger Corporation, High Speed Access Corporation, Metricom, Inc., Telescan, Inc., Ticketmaster Online-CitySearch, USA Networks, Inc. and Value America, Inc. Mr. Savoy holds a B.S. in Computer Science, Accounting, and Finance from Atlantic Union College.

   Howard Schultz has served as a director of drugstore.com since November 1998. Mr. Schultz, the founder of Starbucks Corporation, has served as Chairman of the Board and Chief Executive Officer of Starbucks since its inception in 1985. From 1985 to June 1994, Mr. Schultz also served as President of Starbucks. Mr. Schultz is one of two founding members of Maveron LLC, a company providing advisory services to consumer-based businesses, and is one of two members of a limited liability company that serves as a general partner of its affiliated venture capital fund, Maveron Equity Partners, L.P. Mr. Schultz is a governor on the National Association of Securities Dealers, Inc. Board of Governors, and he is a director of Ebay, Inc. Mr. Schultz received his B.S. degree from Northern Michigan University.

   At any stockholder meeting involving the election of directors, Peter Neupert, several of our major prior investors, and Jed Smith, one of our founders who owned 950,000 shares of our common stock at January 2, 2000, have agreed to vote their shares to elect one director designated by Amazon.com. The major prior investors who are parties to this agreement are Kleiner Perkins Caufield & Byers, Amazon.com, Vulcan Ventures, Rite Aid and GNC. The parties' obligations to elect an Amazon.com designee terminate if Amazon.com owns less than 5% of our voting stock.

   Our board of directors currently consists of eight members. Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next annual meeting or until his or her successor is duly elected and qualified. The board of directors elects executive officers on an annual basis. Executive officers serve until their successor has been duly elected and qualified. There are no family relationships among any of the directors, officers or key employees of drugstore.com.

Board Committees

   The board of directors has a compensation committee, a stock option subcommittee and an audit committee.

   Compensation Committee. The compensation committee of the board of directors, which is effective upon this offering, will review and make recommendations to the board regarding all forms of compensation and benefits provided to our officers. In addition, the compensation committee establishes and reviews general policies relating to the compensation and benefits of all of our employees. The current members of the compensation committee are Peter
M. Neupert and Howard Schultz. Since the current members of the compensation committee do not meet the definition of "non-employee directors" for purposes of SEC Rule 16b-3, the full board of directors will continue to approve stock option grants for our officers in order to qualify the option grants for an exemption from short-swing trading rules.

   Stock Option Subcommittee. The stock option subcommittee of the compensation committee has authority to grant stock options to optionees who are not executive officers or directors of drugstore.com. Peter M. Neupert is the sole member of the stock option subcommittee.

   ESPP Subcommittee. The ESPP subcommittee of the compensation committee has authority to administer our 1999 employee stock purchase plan. Peter M. Neupert is the sole member of the ESPP subcommittee.

   Audit Committee. The audit committee of the board of directors reviews and monitors our internal accounting procedures, corporate financial reporting, external and internal audits, the results and scope of the annual audit and other services provided by our independent auditors, and our compliance with legal matters that have a significant impact on our financial reports. Brook H. Byers and William D. Savoy are the members of the audit committee.

Item 11. Executive Compensation

   The following table sets forth the compensation received for services rendered to drugstore.com for fiscal 1998 and 1999 by our chief executive officer and the four other individuals who were the most highly compensated executive officers in fiscal 1999 of those earning more than $100,000 in salary and bonus.

                          Summary Compensation Table

                                                   Long-Term
                                                  Compensation
                                  Annual             Awards
                               Compensation        Securities
Name and Principal           -----------------     Underlying     All Other
Position                Year  Salary   Bonus      Options (#)  Compensation(1)
------------------      ---- -------- --------    ------------ ---------------
Peter M. Neupert....... 1999 $249,184 $250,000     1,000,000       $  397
 President, Chief       1998  107,692      --            --           170
 Executive Officer
 and Chairman of the
 Board of Directors

Kal Raman.............. 1999 $174,171 $ 36,954       350,000       $  278
 Senior Vice President  1998   60,577  129,692(2)    150,000        5,895(3)
 and Chief Operating
 Officer

David E. Rostov........ 1999 $123,797 $ 21,615       275,000       $  190
 Vice President, Chief
 Financial Officer
 and Treasurer

Mark L. Silverman...... 1999 $171,564 $ 60,083(4)    275,000       $  272
 Vice President,
 Business Development,
 General Counsel and
 Secretary

Suzan K. DelBene(5).... 1999 $135,092 $  6,879           --        $  214
 Former Vice President, 1998   44,217    5,255       150,000          101
 Marketing and Store
 Development

--------
(1) Represents premium paid for term life insurance for the benefit of the named executive officer.
(2) Includes a $120,000 signing bonus received by Mr. Raman in 1998.
(3) Includes a $5,400 reimbursement for relocation expenses.
(4) Includes a $35,000 signing bonus paid to Mr. Silverman in 1999.
(5) Ms. DelBene resigned as an officer of drugstore.com effective October 15, 1999.

Option Grants

   The following table provides summary information regarding stock options granted to the individuals named in the summary compensation table during the year ended January 2, 2000.

                       Option Grants in Last Fiscal Year

                                      Individual Grants
                         ---------------------------------------------
                                                                        Potential Realizable
                                        % of Total                        Value at Assumed
                           Number of     Options                           Annual Rates of
                          Securities    Granted to                       Stock Appreciation
                          Underlying    Employees                        For Option Term (3)
                            Options     in Fiscal  Exercise Expiration -----------------------
Name                     Granted (1)(#)  Year (2)   Price      Date        5%          10%
----                     -------------  ---------- -------- ---------- ----------- -----------
Peter M. Neupert........   1,000,000       20.5%   $32.4375  12/28/09  $20,399,769 $51,697,021

Kal Raman...............      75,000        1.6      7.8300   4/26/09    1,611,758   2,914,302
                             275,000        5.6     35.1250  11/18/09    6,074,729  15,394,556
                           ---------       ----                        ----------- -----------
                             350,000        7.2%                         7,686,487  18,308,858

David E. Rostov.........     150,000        3.1      0.4500   1/28/09    4,330,515   6,935,605
                             125,000        2.6     35.1250  11/18/09    2,761,241   6,997,525
                           ---------       ----                        ----------- -----------
                             275,000        5.7%                         7,091,756  13,933,130

Mark L. Silverman.......     150,000        3.1      0.4500   1/18/09    4,330,515   6,935,605
                             125,000        2.6     35.1250  11/18/09    2,761,241   6,997,525
                           ---------       ----                        ----------- -----------
                             275,000        5.7%                         7,091,756  13,933,130

Suzan K. DelBene(4).....         --         --          --        --           --          --

--------
(1) As long as the optionee maintains continuous employment with drugstore.com, options granted to the individuals above vest as follows: options granted to Mr. Neupert vest monthly over a ten-year period at an annual rate of one-tenth of the total number of shares subject to the option; options granted to Mr. Raman with an expiration date of April 26, 2009 vest over a five-year period at a rate of one-fourth of the total number of shares subject to the option on the sixteen-month anniversary of the date of grant with the remaining shares subject to the option vesting in equal installments at the end of each six-month period thereafter; options granted to Mr. Raman with an expiration date of November 18, 2009 vest over a five-year period at a rate of one-fourth the total number of shares subject to the option on the first anniversary of the date of grant with the remaining shares subject to the option vesting in equal installments at the end of each six-month period thereafter; options granted to Mr. Rostov and Mr. Silverman vest over a four-year period (with respect to options with an expiration date in January 2009) or a five-year period (with respect to options with an expiration date in November 2009) at a rate of one-fourth the total number of shares subject to the option on the first anniversary of the date of grant with the remaining shares subject to the option vesting in equal installments at the end of each six-month period thereafter.
(2) Based on an aggregate of 4,880,075 shares underlying options granted by drugstore.com during the fiscal year ended January 2, 2000 to our employees.
(3) Potential realizable values are computed by multiplying the number of shares of common stock subject to a given option by the fair market value of the common stock on the date of grant or, in the case of options granted prior to our initial public offering, the initial public offering price of $18.00 per share, assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire ten-year term of the option and subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices.
(4) Suzan DelBene resigned as an officer of drugstore.com effective October 15, 1999.

Option Exercises and Holdings

   The following table provides summary information concerning options exercised during the year ended January 2, 2000, and exercisable and unexercisable options held as of January 2, 2000, by the individuals named in the summary compensation table above.

    Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                      Number of Securities
                                                     Underlying Unexercised     Value of Unexercised
                                                           Options at          In-the-Money Options at
                            Number of                  Fiscal Year-End (#)       Fiscal Year-End (1)
                         Shares Acquired   Value    ------------------------- -------------------------
Name                       on Exercise    Realized  Unexercisable Exercisable Unexercisable Exercisable
----                     --------------- ---------- ------------- ----------- ------------- -----------
Peter M. Neupert........        --              --     958,334      41,666     $3,593,753   $  156,248
Kal Raman...............        500      $   14,230    462,500      37,000      6,485,594    1,337,458
David E. Rostov.........        --              --     275,000         --       5,493,438          --
Mark L. Silverman.......        --              --     275,000         --       5,493,438          --
Suzan K. DelBene(2).....     57,500       2,182,700     92,500         --       3,343,644          --

--------
(1) Based on a value of $36.1875 per share, the share price on January 2, 2000, minus the per share exercise price, multiplied by the number of shares underlying the option.
(2) Suzan DelBene resigned as an officer of drugstore.com effective October 15, 1999.

Agreements with Named Executive Officers

   Peter M. Neupert's employment offer letter provides for an initial annual salary of $250,000 and an initial annual bonus of up to $125,000. We also granted Mr. Neupert a one-time right to purchase 1,260,000 shares of our common stock at a purchase price of $.04 per share. We have a lapsing right to repurchase Mr. Neupert's unvested shares. As of February 3, 2000, our right to repurchase has lapsed with respect to 498,750 shares of stock and will continue to lapse with respect to 26,250 shares each month while he remains employed, with all of these shares becoming fully vested on the 27th of the month following his fourth anniversary of employment. If we are acquired by another entity or sell substantially all our assets, and Mr. Neupert is not offered a position with the surviving corporation with responsibilities similar to those held at drugstore.com, our right of repurchase will lapse with respect to all of these shares. Mr. Neupert's employment is for no specified length of time, and either party has the right to terminate Mr. Neupert's employment at any time for any reason. If we terminate Mr. Neupert's employment other than for "cause" (which is defined in his agreement to mean gross negligence or willful misconduct in the performance of his duties, the failure to obey our board of directors, defrauding or stealing from drugstore.com, or being convicted of a crime that harms the business or reputation of drugstore.com), our right of repurchase will lapse on an additional 236,250 shares of the then-unvested portion. The offer letter also provides that in the event Mr. Neupert's employment is terminated for any reason, he will continue to receive his then-current base salary and benefits for a period of nine months.

   Kal Raman's employment offer letter provides for an initial annual salary of $175,000, a $100,000 signing bonus (which was grossed up to $120,000 to negate the effect of applicable taxes), reimbursement of $5,000 for a lost down payment on a house in Florida and an annual bonus of up to 15% of his salary. We also offered Mr. Raman an option to purchase shares of common stock under our 1998 stock plan. In the offer letter, we agreed to guarantee a loan from a bank in the amount of $250,000. However, instead of guaranteeing a bank loan, we and Mr. Raman agreed that we would loan $250,000 directly to Mr. Raman. See "Certain Relationships and Related Transactions" for a description of our loan arrangement with Mr. Raman. Mr. Raman's employment is for no specified length of time, and either party has the right to terminate the agreement at any time for any reason.

   Mark L. Silverman's employment offer letter provides for an initial annual base salary of $175,000, a $35,000 signing bonus and a bonus at the discretion of the chief executive officer commensurate with other officers of drugstore.com. We also offered Mr. Silverman an option to purchase shares of our common stock under our 1998 stock plan. If we are acquired by another entity or sell substantially all of our assets and Mr. Silverman is not offered a position with the surviving corporation with responsibilities similar to those held at drugstore.com or if his employment is terminated for other than "cause" (which is defined in his agreement to mean gross negligence or willful misconduct in the performance of his duties, the failure to obey our board of directors or chief executive officer, defrauding or stealing from drugstore.com, or being convicted of a crime that harms the business or reputation of drugstore.com), the option with respect to all then-unvested shares shall vest. Mr. Silverman's employment is for no specified length of time, and either party has the right to terminate Mr. Silverman's employment at any time for any reason. The offer letter also provides that, in the event Mr. Silverman's employment is terminated without cause, he will continue to receive his then-current base salary and benefits for a period of twelve months.

   Suzan K. DelBene resigned as Vice President, Marketing and Store Development of drugstore.com effective as of October 15, 1999 pursuant to a separation agreement and release. Under the terms of her agreement Ms. DelBene will continue to receive her regular base salary and benefits until April 8, 2000. In addition, we accelerated the vesting of options to purchase 20,000 shares of our common stock to October 1, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information regarding the beneficial ownership of our common stock as of February 3, 2000 by:

    . each stockholder known by us to own beneficially more than 5% of our common stock;

    .  each director;

    .  each individual named in the summary compensation table; and

    .  all directors and executive officers as a group.

   As of February 3, 2000, we had 46,022,560 shares of common stock outstanding and 208 stockholders of record. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after February 3, 2000 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for individuals that beneficially own 5% or more of our common stock is the same as the address of the entity affiliated with such individual indicated in the applicable footnote.

             Name and Address of Beneficial Owner            Number   Percentage
             ------------------------------------          ---------- ----------
     Amazon.com, Inc.(1).................................. 12,355,745    26.8%
       1516 2nd Avenue
       Seattle, WA 98101
     Rite Aid Corporation(2)..............................  9,334,746    20.3
       30 Hunter Lane
       Camp Hill, PA 17011
     Kleiner Perkins Caufield & Byers(3)..................  7,033,271    15.3
       2750 Sand Hill Road
       Menlo Park, CA 94025
     General Nutrition Investment Company(4)..............  2,947,853     6.4
       1002 South 63rd Avenue At Buckeye
       Phoenix, AZ 15222
     Vulcan Ventures, Incorporated(5).....................  2,266,289     4.9
       110 110th Avenue NE, Suite 550
       Bellevue, WA 98004
     Peter M. Neupert(6)..................................  1,931,479     4.2
     Maveron Equity Partners, L.P.(7).....................  1,187,183     2.6
     Jeffrey P. Bezos(1).................................. 12,355,745    26.8
     Brook H. Byers(3)....................................  7,033,271    15.3
     L. John Doerr(3).....................................  7,033,271    15.3
     Melinda French Gates.................................        --       --
     Mary Sammons(8)......................................  9,334,746    20.3
     William Savoy(5).....................................  2,276,289     4.9
     Howard Schultz(7)....................................  1,187,183     2.6
     Kal Raman(9).........................................     62,050       *
     David E. Rostov(10)..................................     48,500       *
     Mark L. Silverman(11)................................     52,000       *
     All directors and executive officers
        as a group (13 persons)(12)....................... 34,290,096    74.2

--------
  *   Less than 1%
 (1) Includes 1,066,667 shares of common stock issued and sold to Amazon.com on January 24, 2000 in a private placement transaction. Jeffrey P. Bezos is a director of drugstore.com and is the chairman of the board and chief executive officer of Amazon.com, Inc.
 (2) Consists of shares held by Rite Investments Corp., a wholly owned subsidiary of Rite Aid Corporation. Under the terms of the Third Amended and Restated Voting Agreement dated June 17, 1999, Rite Aid has the right to nominate one member to our board of directors.
 (3) Consists of 6,313,633 shares held by Kleiner Perkins Caufield & Byers VIII, L.P. (KPCB VIII), 365,600 shares held by KPCB VIII Founders Fund, L.P. 351,538 shares held by KPCB Life Sciences Zaibatsu Fund II, L.P. and 2,500 shares held by KPCB IX Associates, L.P. KPCB VIII and KPCB VIII Founders Fund, L.P. are wholly controlled by KPCB VIII Associates, L.P. KPCB Life Sciences Zaibatsu Fund II, L.P. is wholly controlled by KPCB VII Associates, L.P. Brook H. Byers and L. John Doerr, each a general partner of KPCB VIII Associates and KPCB VII Associates, L.P., are both directors of drugstore.com. Mr. Byers and Mr. Doerr each disclaim beneficial ownership of shares held by these entities except to the extent of his pecuniary interest in those shares.
 (4) In August 1999, General Nutrition Companies, Inc., the parent company of General Nutrition Investment Company, was acquired by Royal Numico N.V., a European maker of nutrition products.
 (5)  Includes 2,266,289 shares held by Vulcan Ventures Incorporated. William
      D. Savoy is a director of drugstore.com and is the vice president of Vulcan Ventures, a venture capital firm wholly-owned by Paul Allen. Mr. Savoy disclaims beneficial ownership of shares held by Vulcan Ventures except to the extent of his pecuniary interest in those shares.
 (6) As of February 3, 2000, 761,250 of such shares are subject to a right of repurchase at cost in the event Peter M. Neupert ceases to be an employee of drugstore.com. Mr. Neupert's shares of common stock are held jointly by Mr. Neupert and Sheryl Neupert. Includes 66,666 shares subject to options exercisable within 60 days of February 3, 2000.
 (7) Howard Schultz is a director of drugstore.com and one of two founding members of Maveron LLC and is one of two members of a limited liability company that serves as a general partner of its affiliated venture capital fund, Maveron Equity Partners, L.P. Mr. Schultz disclaims beneficial ownership of shares held by these entities except to the extent of his pecuniary interest in those shares.
 (8) Consists of shares held by Rite Investments Corp., a wholly owned subsidiary of Rite Aid Corporation. Mary Sammons is the president and chief operating officer of Rite Aid Corporation.
 (9) Includes 55,250 shares subject to options exercisable within 60 days of February 3, 2000.
(10) Includes 1,000 shares held by Mr. Rostov as custodian for his two children and 32,500 shares subject to options exercisable within 60 days of February 3, 2000.
(11) Includes 37,500 shares subject to options exercisable within 60 days of February 3, 2000.
(12) Includes 191,916 shares subject to options held by the directors and officers are exercisable within 60 days of February 3, 2000.

Item 13. Certain Relationships and Related Transactions

   Prior to our initial public offering, we issued and sold shares of our capital stock as follows: a total of 2,265,000 shares of common stock at a price of $.04 per share in June, July and August 1998, a total of 10,000,000 shares of Series A preferred stock at a price of $.80 per share in June and August 1998, a total of 5,446,268 shares of Series B preferred stock at a price of $3.35 per share in October, November and December 1998, a total of 4,472,844 shares of Series C preferred stock at a price of $7.825 per share in January and March 1999, a total of 2,266,289 shares of Series D preferred stock at a price of $17.65 per share in June 1999, a total of 12,282,599 shares of Series E preferred stock in July 1999. All shares of our preferred stock were converted into common stock on a 1-for-1 basis upon the closing of our initial public offering. In addition, concurrently with our initial public offering, we issued and sold 555,555 shares of our common stock to Amazon.com in a private placement transaction at the initial public offering price of $18 per share, and on January 24, 2000, we issued and sold 1,066,667 shares of our common stock to Amazon.com in a private placement transaction at a price of $28.125 per share. The following table summarizes the shares of capital stock purchased by executive officers, directors and five-percent stockholders and their affiliates in these transactions:

                                    Series A  Series B  Series C  Series D  Series E
                           Common   Preferred Preferred Preferred Preferred Preferred
Investor(1)                 Stock     Stock     Stock     Stock     Stock     Stock
-----------               --------- --------- --------- --------- --------- ---------
Kleiner Perkins Caufield
 & Byers(2)(3)..........        --  4,937,500 1,582,089   511,182       --        --
Amazon.com, Inc.(2)(4)..  1,622,222 5,000,000 3,177,612 2,555,911       --        --
Maveron Equity Partners,
 L.P.(2)(5).............        --        --    417,910   766,773       --        --
Peter M. Neupert(2)(6)..  1,260,000       --    268,657   319,489       --        --
Vulcan Ventures
 Incorporated(2)(7).....        --        --        --        --  2,266,289       --
Rite Aid
 Corporation(2)(8)......        --        --        --        --        --  9,334,746
General Nutrition
 Investment
 Company (2)(9).........        --        --        --        --        --  2,947,853

--------
(1) Shares held by affiliated persons and entities have been added together for the purposes of this chart. See "Principal and Selling Stockholders" for a chart of beneficial owners.
(2) Holder of 5% or more of a class of our capital stock.
(3) Includes shares held by Kleiner Perkins Caufield & Byers VIII, L.P. (KPCB
    VIII), KPCB VIII Founders Fund, L.P., and KPCB Life Sciences Zaibatsu Fund II, L.P. KPCB VIII and KPCB VIII Founders Fund, L.P. are wholly controlled by KPCV VIII Associates, L.P. KPCB Life Sciences Zaibatsu Fund II, L.P. is wholly controlled by KPCB VII Associates, L.P., Brook H. Byers and L. John Doerr, each a general partner of KPCB VIII Associates and KPCB VII Associates, L.P., are both directors of drugstore.com. Mr. Byers and Mr. Doerr each disclaim beneficial ownership of shares held by these entities except to the extent of their pecuniary interest therein. In November 1998, drugstore.com and Kleiner Perkins Caufield & Byers agreed to rescind the purchase of 89,552 of such shares and refund the $299,999.20 purchase price. As a result, after November 1998, Kleiner Perkins Caufield & Byers held 1,582,089 shares of Series B preferred stock.
(4) In consideration of Amazon.com's obligations under a technology license and advertising agreement, we issued Amazon.com 5,000,000 shares of our Series A preferred stock. We issued these shares primarily in exchange for Amazon.com's early marketing and support efforts in connection with and after our launch. Jeffrey P. Bezos, chairman of the board and chief executive officer of Amazon.com, became a director of drugstore.com upon completion of the issuance.
(5) Howard Schultz, a director of drugstore.com, is one of the two founding members of Maveron LLC, and is one of two members of a limited liability company that serves as a general partner of its affiliated venture capital fund, Maveron Equity Partners, L.P.
(6) Mr. Neupert's shares of preferred stock are held jointly by Mr. Neupert and Sheryl Neupert.
(7) In May 1999, we issued a convertible promissory note convertible into 2,266,289 shares of Series D preferred stock to Vulcan Ventures in exchange for $40 million in cash and an obligation to provide cable television advertising valued at $5 million. The note was converted into 2,266,289 shares of Series D preferred stock in June 1999. William D. Savoy, vice president of Vulcan Ventures, became a director of drugstore.com in July 1999.
(8) In July 1999, we issued Rite Aid 9,334,746 shares of Series E preferred stock for $7.6 million in cash and additional consideration. Mary Sammons, one of our directors, is the president and chief operating officer of Rite Aid.
(9) In July 1999, we issued General Nutrition Investment Company, a wholly owned subsidiary of GNC, 2,947,853 shares of Series E preferred stock for $2.4 million in cash and additional consideration.

   A provision of the investors' rights agreement dated May 19, 1999 between drugstore.com and some of our stockholders precludes Kleiner Perkins Caufield & Byers, Amazon.com and Maveron Equity Partners from purchasing additional shares of our common stock without our prior approval if the purchase would cause any of them to hold individually more than 40% of our outstanding common stock (calculated on a fully diluted basis to include outstanding options and shares reserved under our stock plans). This restriction lasts until August 2002. Pursuant to a June 17, 1999 addendum, Rite Aid and GNC were made parties to this agreement and are subject to its provisions.

   In May 1999, we issued a convertible promissory note convertible into 2,266,289 shares of Series D preferred stock to Vulcan Ventures in exchange for $40 million in cash and an obligation by Vulcan to provide cable television advertising valued at $5 million based on comparable transactions with unaffiliated third parties. The advertising is expected to be aired over a three-year period and will be expensed in the period in which the airtime is used. The note was converted into 2,266,289 shares of Series D preferred stock in June 1999. William D. Savoy, vice president of Vulcan Ventures, became a director of drugstore.com in July 1999.

   On January 24, 2000, we entered into an agreement with Amazon.com to integrate various shopping features of our Web sites and create a persistent drugstore.com shopping presence on Amazon.com's Web site. The agreement also covers various advertising and cross-promotion initiatives and obligates the parties to undertake the development of additional features designed to further integrate their Web sites, including with respect to search and browse capabilities and a shared shopping basket. We agreed to pay Amazon.com a total of $105 million over the three-year term of the agreement, of which $30 million was paid at the time the agreement was executed.

   In June 1999, we entered into a strategic relationship with Rite Aid whereby customers are able to refill prescriptions at our Web site and either use our standard delivery options or pick up the prescriptions at Rite Aid stores. In addition, Rite Aid and drugstore.com will promote each others' services both online and offline, including a link from Rite Aid's Web site to our Web site. In addition, we participate in substantially all of the retail pharmacy networks managed by PCS Health Systems, Inc., a wholly-owned subsidiary of Rite Aid, which claims to provide pharmacy benefit management services for more than 50 million individuals in the United States. We have a separate ten-year agreement with PCS. As part of the relationship, both Rite Aid and drugstore.com agreed to certain exclusivity provisions that limit our ability to promote or affiliate with any other physical retail drugstore and from operating a traditional physical drugstore, and will preclude Rite Aid from offering or selling products or services on the Internet other than through our Web site. In addition, the agreement provides that if we establish our own distribution center, we will purchase all of our pharmaceutical requirements from Rite Aid. The agreement contains additional provisions providing for the licensing by Rite Aid to drugstore.com of information technology systems and the integration of the information technology and pharmacy systems of the two companies. This agreement extends for ten years, but can be terminated for breach prior to such time. In connection with this relationship, Rite Aid acquired 9,334,746 shares of Series E preferred stock (all of which was converted into common stock at the time of our initial public offering) for $7.6 million in cash and additional consideration. Under the terms of the Third Amended and Restated Voting Agreement dated June 17, 1999, Rite Aid has the right to nominate one member to our board of directors, and Mary Sammons, Rite Aid's president and chief operating officer, is currently a member of our board of directors.

   In June 1999, we entered into a relationship with GNC whereby we are the exclusive online provider of GNC-branded products. We have the exclusive right to sell GNC's nutrition products over the Internet, including the PharmAssure brand of pharmacist recommended vitamins and nutritional supplements, subject to our meeting performance parameters based on traffic to our Web site and sales of GNC's products over the Internet in the third and fifth year of the relationship. As long as we have the exclusive right to distribute GNC's products over the Internet, we will not promote any other retail health food store or operate a physical retail health food store. If the exclusivity provisions of the agreement terminate, we have the non-exclusive right to sell these products for the remaining term of the agreement. As part of this relationship, we have created a separate part of our Web site called the GNC LiveWell Store which is dedicated to selling on a consignment basis GNC products. In connection with this relationship, GNC acquired 2,947,853 shares of our Series E preferred stock (all of which was converted into common stock at the time of our initial public offering). As part of our relationship with

GNC, GNC and drugstore.com agreed to co-promote each other's products and services in both their traditional and online marketing efforts, including GNC putting a link to our Web site on their Web site. The agreement extends for ten years, but can be terminated for breach prior to such time.

   On December 3, 1998, we loaned $250,000 to Kal Raman, our Senior Vice President, Technology and Operations. In our offer letter to Mr. Raman, we agreed to guarantee a loan for $250,000, and, in connection with this obligation, chose to provide the loan directly to Mr. Raman. The loan is with full recourse and bears interest at 7% and is further secured by the shares issuable upon exercise of Mr. Raman's stock option. All principal and accrued interest under the loan remains outstanding and is due and payable on the earlier of December 3, 1999, or within 15 days after ceasing to provide substantial services to drugstore.com. The board of directors has approved the extension of the term of this loan, and all principal and interest under the loan remains outstanding and is due and payable on the earlier of December 31, 2000, or within 15 days after Mr. Raman ceases to provide substantial services to drugstore.com. The highest aggregate amount of principal and interest outstanding under this loan since December 3, 1998 and through January 2, 2000 was approximately $268,938.

   All future transactions, including any loans from us to our officers, directors, principal stockholders or affiliates, will be approved by a majority of our board of directors, including a majority of the independent and disinterested members of the board, and if required by law, a majority of disinterested stockholders.

   In the event that drugstore.com merges or is acquired by another company and Peter M. Neupert is not offered a similar position with similar responsibilities by the surviving entity, or if the surviving entity's principal office is located more than 50 miles from his residence, all of Mr. Neupert's unvested shares will be released from our option to repurchase these shares.

drugstore.com Foundation

   In July 1999, we donated 200,000 shares of our common stock to drugstore.com Foundation, a foundation established by us. The foundation will make grants to charitable organizations. We intend to involve our employees in determining the charitable purposes for this foundation.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as a part of this Report:

   1. Index to Consolidated Financial Statements:

                                                                            Page
                                                                            ----
     Report of Ernst & Young LLP, Independent Auditors.....................  60
     Consolidated Financial Statements.....................................  60
     Consolidated Balance Sheets ..........................................  61
     Consolidated Statements of Operations.................................  62
     Consolidated Statement of Stockholders' Equity (Deficit)..............  63
     Consolidated Statements of Cash Flows.................................  64
     Notes to Consolidated Financial Statements............................  65

   2. Index to Financial Statement Schedules:

     Schedule II - Valuation and qualifying accounts.......................  78

    All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

   3. List of Exhibits:

 Exhibit
   No.                                    Item
 -------                                  ----
   3.2   Amended and Restated Certificate of Incorporation of drugstore.com
         (Incorporated by reference to exhibit number 3.2 to drugstore.com's registration statement on Form S-1 (file number 333-96441) filed
         February 9, 2000).

   3.3 Amended and Restated Bylaws (Incorporated by reference to exhibit number 3.3 to drugstore.com's registration statement on Form S-1 (file number 333-96441) filed February 9, 2000).

  10.1 Form of Indemnification Agreement between drugstore.com and each of its officers and directors (Incorporated by reference to exhibit number 10.1 to drugstore.com's registration statement on Form S-1
         (file number 333-78813) filed May 19, 1999).

  10.2 1998 Stock Plan, as amended (Incorporated by reference to exhibit number 10.2 to drugstore.com's registration statement on Form S-1
         (file number 333-78813) filed July 20, 1999).

  10.3 1999 Employee Stock Purchase Plan as amended. (Incorporated by reference to exhibit number 10.3 to drugstore.com's registration statement on Form S-1 (file number 333-96441) filed February 9, 2000).

  10.4   Restricted Stock Purchase Agreement with Jed A. Smith dated June 19,
         1998 (Incorporated by reference to exhibit number 10.4 to drugstore.com's registration statement on Form S-1 (file number 333-
         78813) filed May 19, 1999).

  10.5   Restricted Stock Purchase Agreement with Peter M. Neupert dated July
         23, 1998 (Incorporated by reference to exhibit number 10.5 to drugstore.com's registration statement on Form S-1 (file number 333-
         78813) filed May 19, 1999).

  10.6   Series A Preferred Stock Purchase Agreement dated June 22, 1998
         (Incorporated by reference to exhibit number 10.7 to drugstore.com's registration statement on Form S-1 (file number 333-78813) filed May
         19, 1999).

  10.7   Series B Preferred Stock Purchase Agreement dated October 9, 1998
         (Incorporated by reference to exhibit number 10.8 to drugstore.com's registration statement on Form S-1 (file number 333-78813) filed May
         19, 1999).


 Exhibit
   No.                                    Item
 -------                                  ----
 10.8    Series B Preferred Stock Rescission Agreement dated November 23, 1998 between drugstore.com and entities affiliated with Kleiner Perkins
         Caufield & Byers (Incorporated by reference to exhibit number 10.9 to
         drugstore.com's registration statement on Form S-1 (file number 333-
         78813) filed May 19, 1999).

 10.9    Series C Preferred Stock and Convertible Note Purchase Agreement dated
         January 29, 1999 (Incorporated by reference to exhibit number 10.10 to drugstore.com's registration statement on Form S-1 (file number 333-
         78813) filed May 19, 1999).

 10.10   Series D Preferred Stock and Convertible Note Purchase Agreement dated
         May 19, 1999 (Incorporated by reference to exhibit number 10.11 to drugstore.com's registration statement on Form S-1 (file number 333-
         78813) filed May 19, 1999).

 10.11   Fourth Amended and Restated Investors' Rights Agreement dated May 19,
         1999 (Incorporated by reference to exhibit number 10.12 to drugstore.com's registration statement on Form S-1 (file number 333-
         78813) filed July 8, 1999).

 10.12   Sublease Agreement dated January 29, 1999 between drugstore.com and
         The Boeing Company for offices at 13920 Southeast Eastgate Way, Suite
         300, Bellevue, Washington (Incorporated by reference to exhibit number
         10.13 to drugstore.com's registration statement on Form S-1 (file number 333-78813) filed May 19, 1999).

 10.13   Lease Agreement dated August 30, 1999 between DS Distribution, Inc.
         and the Northwestern Mutual Life Insurance Company (Incorporated by reference to exhibit number 10.1 to drugstore.com's quarterly report on form 10-Q (file number 000-26137), dated November 2, 1999).

 10.14 Amended and Restated Technology License and Advertising Agreement between drugstore.com and Amazon.com (Incorporated by reference to exhibit number 10.14 to drugstore.com's registration statement on Form
         S-1 (file number 333-78813) filed July 26, 1999).

 10.15+  Pharmacy Service Agreement dated February 8, 1999 with RxAmerica.
         (Incorporated by reference to exhibit number 10.15 to drugstore.com's registration statement on Form S-1 (file number 333-78813) filed May
         25, 1999).

 10.16+  Service & Supply Agreement dated January 29, 1999 with Walsh
         Distribution, Inc (Incorporated by reference to exhibit number 10.16 to drugstore.com's registration statement on Form S-1 (file number
         333-78813) filed May 25, 1999).

 10.17 Offer Letter dated June 29, 1998 with Peter M. Neupert (Incorporated by reference to exhibit number 10.17 to drugstore.com's registration statement on Form S-1 (file number 333-78813) filed May 19, 1999).

 10.18 Offer Letter dated July 28, 1998 with Kal Raman (Incorporated by reference to exhibit number 10.18 to drugstore.com's registration statement on Form S-1 (file number 333-78813) filed May 19, 1999).

 10.19   Offer Letter dated December 4, 1998 with Mark L. Silverman
         (Incorporated by reference to exhibit number 10.19 to drugstore.com's registration statement on Form S-1 (file number 333-78813) filed May
         19, 1999).

 10.20   Fifth Amended and Restated Voting Agreement dated December 23, 1999
         (Incorporated by reference to exhibit number 10.20 to drugstore.com's registration statement on Form S-1 (file number 333-96441) filed
         February 9, 2000).

 10.21 Letter Agreement dated May 19, 1999 with Amazon.com (Incorporated by reference to exhibit number 10.22 to drugstore.com's registration statement on Form S-1 (file number 333-78813) filed May 19, 1999).

 10.22   Cable Advertising Agreement dated May 19, 1999 with Vulcan Ventures
         Incorporated (Incorporated by reference to exhibit number 10.23 to drugstore.com's registration statement on Form S-1 (file number 333-
         78813) filed May 19, 1999).


 Exhibit
   No.                                    Item
 -------                                  ----
  10.23  Series E Preferred Stock Purchase Agreement dated June 17, 1999
         (Incorporated by reference to exhibit number 10.24 to drugstore.com's registration statement on Form S-1 (file number 333-78813) filed
         June 28, 1999).

  10.24 Addendum to Fourth Amended and Restated Investors' Rights Agreement dated June 17, 1999 (Incorporated by reference to exhibit number 10.25 to drugstore.com's registration statement on Form S-1 (file number
         333-78813) filed June 28, 1999).

  10.26  Main Agreement dated June 17, 1999 with Rite Aid Corporation
         (Incorporated by reference to exhibit number 10.27 to drugstore.com's registration statement on Form S-1 (file number 333-78813) filed
         June 28, 1999).

  10.27  Main Agreement dated June 17, 1999 with General Nutrition Companies,
         Inc. (Incorporated by reference to exhibit number 10.28 to drugstore.com's registration statement on Form S-1 (file number 333-
         78813) filed June 28, 1999).

  10.28  Governance Agreement dated June 17, 1999 with Rite Aid Corporation
         (Incorporated by reference to exhibit number 10.29 to drugstore.com's registration statement on Form S-1 (file number 333-78813) filed June
         28, 1999).

  10.29  Governance Agreement dated June 17, 1999 with General Nutrition
         Companies, Inc. and General Nutrition Investment Company (Incorporated by reference to exhibit number 10.30 to drugstore.com's registration statement on Form S-1 (file number 333-78813) filed June 28, 1999).

  10.30  Pharmacy Supply and Services Agreement dated June 17, 1999 with Rite
         Aid Corporation (Incorporated by reference to exhibit number 10.31 to drugstore.com's registration statement on Form S-1 (file number 333-
         78813) filed June 28, 1999).

  10.33  Second Addendum to Fourth Amended and Restated Investors' Rights
         Agreement dated July 26, 1999 (Incorporated by reference to exhibit number 10.32 to drugstore.com's registration statement on Form S-1
         (file number 333-78813) filed July 20, 1999).

  10.34  Office Lease Agreement dated November 22, 1999 between WRC Sunset
         North LLC and drugstore.com. (Incorporated by reference to exhibit number 10.34 to drugstore.com's registration statement on Form S-1
         (file number 333-96441) filed February 9, 2000).

  10.35  Agreement dated January 24, 2000 between Amazon.com Commerce Services
         Inc. and drugstore.com, inc. (Incorporated by reference to exhibit number 10.35 to drugstore.com's registration statement on Form S-1
         (file number 333-96441) filed February 9, 2000).

  10.36  Performance Guarantee dated January 24, 2000 by Amazon.com, Inc. of
         Amazon.com Commerce Services, Inc.'s obligations under the Agreement dated January 24, 2000 between Amazon.com Commerce Services, Inc. and drugstore.com, inc. (Incorporated by reference to exhibit number 3.2 to drugstore.com's registration statement on Form S-1 (file number
         333-96441) filed February 9, 2000).

  10.37 Stock Purchase Letter Agreement dated January 24, 2000 between drugstore.com, inc. and Amazon.com, Inc. (Incorporated by reference to exhibit number 10.37 to drugstore.com's registration statement on Form
         S-1 (file number 333-96441) filed February 9, 2000).

  10.38  Third Addendum to Fourth Amended and Restated Investors' Rights
         Agreement dated January 24, 2000 (Incorporated by reference to exhibit number 10.38 to drugstore.com's registration statement on Form S-1
         (file number 333-96441) filed February 9, 2000).

  21.1 Subsidiaries (Incorporated by reference to exhibit number 21.1 to drugstore.com's registration statement on Form S-1 (file number 333-
         96441) filed February 9, 2000).

  23.1   Consent of Ernst & Young LLP, Independent Auditors.


 Exhibit
   No.                                    Item
 -------                                  ----
  27.1   Financial Data Schedule (EDGAR-filed version only) (Incorporated by reference to exhibit number 27.1 to drugstore.com's registration statement on Form S-1 (file number 333-96441) filed February 9, 2000).

--------
+ Portions of these exhibits have been granted confidential treatment by the Securities and Exchange Commission. Such confidential portions are marked by an asterisk (*) in the Exhibit filed.

   (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended January 2, 2000.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
drugstore.com, inc.

   We have audited the accompanying consolidated balance sheets of drugstore.com, inc. as of January 2, 2000 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended January 2, 2000 and the period from April 2, 1998 (inception) to December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of drugstore.com, inc. at January 2, 2000 and December 31, 1998, and the consolidated results of its operations and its cash flows for the year ended January 2, 2000 and the period from April 2, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Seattle, Washington
January 21, 2000, except as to Note 10,
 as to which the date is February 2, 2000

                              DRUGSTORE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                         January 2,  December 31,
                                                            2000         1998
                                                         ----------  ------------
                        Assets
Current assets:
  Cash and cash equivalents............................  $  26,526     $14,408
  Marketable securities................................    106,228         --
  Accounts receivable, less allowance for doubtful
   accounts and sales returns of $251..................      4,273         --
  Inventories..........................................      2,862         --
  Prepaid marketing expenses...........................      8,010       4,317
  Other current assets.................................      1,333         520
                                                         ---------     -------
    Total current assets...............................    149,232      19,245
Fixed assets, net of accumulated depreciation of $3,179
 and $66...............................................     25,208       2,616
Intangible assets, net of accumulated amortization of
 $10,673 and $33.......................................    200,742         230
Prepaid marketing expenses.............................     19,465         --
Note receivable from officer...........................        269         250
Deposits and other assets..............................        792         176
                                                         ---------     -------
Total assets...........................................  $ 395,708     $22,517
                                                         =========     =======
         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable, including amounts due to related
   parties of $4,483 as of January 2, 2000.............  $  25,788     $ 1,254
  Accrued compensation.................................      4,231         327
  Accrued marketing expenses, including amounts due to
   related party of $1,500.............................      8,520         --
  Other current liabilities............................      1,245         142
  Current portion of capital lease obligations.........      2,488         472
                                                         ---------     -------
    Total current liabilities..........................     42,272       2,195
Capital lease obligations, less current portion........      2,687         975

Commitments and contingencies (See Note 5)

Stockholders' equity:
 Preferred stock, $.0001 par value:
  Authorized shares--10,000,000
   Series A preferred stock
    Issued and outstanding shares--None and 10,000,000
     as of January 2, 2000 and December 31, 1998,
     respectively......................................        --        7,986
   Series B preferred stock
    Issued and outstanding shares--None and 5,446,268
     as of January 2, 2000 and December 31, 1998,
     respectively......................................        --       18,237
 Common stock, $.0001 par value, stated at amounts paid
  in:
  Authorized shares--250,000,000
    Issued and outstanding shares--43,508,808 and
     2,323,000 as of January 2, 2000 and December 31,
     1998, respectively................................    485,377       5,080
 Deferred stock-based compensation.....................    (10,770)     (3,929)
 Accumulated deficit...................................   (123,858)     (8,027)
                                                         ---------     -------
    Total stockholders' equity.........................    350,749      19,347
                                                         ---------     -------
Total liabilities and stockholders' equity.............  $ 395,708     $22,517
                                                         =========     =======

           See accompanying notes to consolidated financial statements.

                              DRUGSTORE.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                                    Period from
                                                                   April 2, 1998
                                                   Year Ended     (Inception) to
                                                 January 2, 2000 December 31, 1998
                                                 --------------- -----------------
Net sales.......................................   $   34,848         $   --
Cost and expenses:
  Cost of sales.................................       38,440             --
  Marketing and sales...........................       61,492           3,092
  Technology and content........................       14,918           2,178
  General and administrative....................       11,126           1,861
  Charitable contribution.......................        3,600             --
  Amortization of intangible assets.............       10,640              33
  Amortization of stock-based compensation......       15,375           1,037
                                                   ----------         -------
    Total cost and expenses.....................      155,591           8,201
                                                   ----------         -------
Operating loss..................................     (120,743)         (8,201)
Other income (expense):
  Interest income...............................        5,036             177
  Interest expense..............................         (124)             (3)
                                                   ----------         -------
Net loss........................................   $ (115,831)        $(8,027)
                                                   ==========         =======
Basic and diluted net loss per share............   $    (6.13)        $(14.70)
                                                   ==========         =======
Weighted average shares outstanding used to
 compute basic and diluted net loss per share...   18,880,969         546,149
                                                   ==========         =======
Pro forma basic and diluted net loss per share
 (unaudited)....................................   $    (3.73)
                                                   ==========
Weighted average shares outstanding used to
 compute pro forma basic and diluted net loss
 per share (unaudited)..........................   31,045,835
                                                   ==========


          See accompanying notes to consolidated financial statements.

                              DRUGSTORE.COM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                             Preferred Stock
                  --------------------------------------------------------------------------------------------------------------
                       Series A               Series B               Series C              Series D              Series E
                  --------------------  ---------------------  ---------------------  -------------------  ---------------------
                    Shares     Amount     Shares      Amount     Shares      Amount     Shares    Amount     Shares      Amount
                  -----------  -------  -----------  --------  -----------  --------  ----------  -------  -----------  --------
Initial issuance
of common shares
to founders in
exchange for
cash and
intellectual
property........          --   $   --           --   $    --           --   $    --          --   $   --           --   $    --
Issuance of
Series A
preferred stock,
net of offering
costs of $14....    5,000,000    3,986          --        --           --        --          --       --           --        --
Issuance of
Series A
preferred stock
in exchange for
Technology
License and
Advertising
Agreement.......    5,000,000    4,000          --        --           --        --          --       --           --        --
Issuance of
Series B
preferred stock,
net of offering
costs of $8.....          --              5,446,268    18,237          --        --          --       --           --        --
Exercise of
common stock
options.........          --       --           --        --           --        --          --       --           --        --
Deferred stock-
based
compensation....          --       --           --        --           --        --          --       --           --        --
Amortization of
stock-based
compensation....          --       --           --        --           --        --          --       --           --        --
Net loss and
comprehensive
loss............          --       --           --        --           --        --          --       --           --        --
                  -----------  -------  -----------  --------  -----------  --------  ----------  -------  -----------  --------
Balance at
December 31,
1998............   10,000,000    7,986    5,446,268    18,237          --        --          --       --           --        --
Issuance of
Series C
preferred stock,
net of offering
costs of $19....          --       --           --        --     4,472,844    34,981         --       --           --        --
Issuance of
Series D
preferred
stock, net of
offering costs
of $18..........          --       --           --        --           --        --    2,266,289   44,982          --        --
Issuance of
Series E
preferred stock,
net of offering
costs of $396...          --       --           --        --           --        --          --       --    12,282,599   243,567
Conversion of
preferred stock
to common stock
in conjunction
with initial
public
offering........  (10,000,000)  (7,986)  (5,446,268)  (18,237)  (4,472,844)  (34,981) (2,266,289) (44,982) (12,282,599) (243,567)
Issuance of
common stock for
cash in initial
public offering,
net of offering
costs of
$8,921..........          --       --           --        --           --        --          --       --           --        --
Private
placement of
common stock....          --       --           --        --           --        --          --       --           --        --
Contribution of
common stock to
charitable
foundation......          --       --           --        --           --        --          --       --           --        --
Issuance of
warrants to
purchase common
stock...........          --       --           --        --           --        --          --       --           --        --
Exercise of
common stock
options and
warrants........          --       --           --        --           --        --          --       --           --        --
Deferred stock-
based
compensation....          --       --           --        --           --        --          --       --           --        --
Amortization of
stock-based
compensation....          --       --           --        --           --        --          --       --           --        --
Cancellation of
common stock
options.........          --       --           --        --           --        --          --       --           --        --
Net loss and
comprehensive
loss............          --       --           --        --           --        --          --       --           --        --
                  -----------  -------  -----------  --------  -----------  --------  ----------  -------  -----------  --------
Balance at
January 2,
2000............          --   $   --           --   $    --           --   $    --          --   $   --           --   $    --
                  ===========  =======  ===========  ========  ===========  ========  ==========  =======  ===========  ========
                                       Deferred
                                        Stock-
                     Common Stock        based     Accumu-
                  -------------------- Compensa-    lated
                    Shares    Amount     tion      Deficit     Total
                  ---------- --------- ---------- ---------- ----------
Initial issuance
of common shares
to founders in
exchange for
cash and
intellectual
property........   2,315,000 $    113  $    --    $     --   $     113
Issuance of
Series A
preferred stock,
net of offering
costs of $14....         --       --        --          --       3,986
Issuance of
Series A
preferred stock
in exchange for
Technology
License and
Advertising
Agreement.......         --       --        --          --       4,000
Issuance of
Series B
preferred stock,
net of offering
costs of $8.....         --       --        --          --      18,237
Exercise of
common stock
options.........       8,000        1       --          --           1
Deferred stock-
based
compensation....         --     4,966    (4,966)        --         --
Amortization of
stock-based
compensation....         --       --      1,037         --       1,037
Net loss and
comprehensive
loss............         --       --        --       (8,027)    (8,027)
                  ---------- --------- ---------- ---------- ----------
Balance at
December 31,
1998............   2,323,000    5,080    (3,929)     (8,027)    19,347
Issuance of
Series C
preferred stock,
net of offering
costs of $19....         --       --        --          --      34,981
Issuance of
Series D
preferred
stock, net of
offering costs
of $18..........         --       --        --          --      44,982
Issuance of
Series E
preferred stock,
net of offering
costs of $396...         --       --        --          --     243,567
Conversion of
preferred stock
to common stock
in conjunction
with initial
public
offering........  34,468,000  349,753       --          --         --
Issuance of
common stock for
cash in initial
public offering,
net of offering
costs of
$8,921..........   5,750,000   94,579       --          --      94,579
Private
placement of
common stock....     555,555   10,000       --          --      10,000
Contribution of
common stock to
charitable
foundation......     200,000    3,600       --          --       3,600
Issuance of
warrants to
purchase common
stock...........         --        24       --          --          24
Exercise of
common stock
options and
warrants........     212,253      125       --          --         125
Deferred stock-
based
compensation....         --    22,630   (22,630)        --         --
Amortization of
stock-based
compensation....         --       --     15,375         --      15,375
Cancellation of
common stock
options.........         --      (414)      414         --         --
Net loss and
comprehensive
loss............         --       --        --     (115,831)  (115,831)
                  ---------- --------- ---------- ---------- ----------
Balance at
January 2,
2000............  43,508,808 $485,377  $(10,770)  $(123,858) $ 350,749
                  ========== ========= ========== ========== ==========

         See accompanying notes to consolidated financial statements.

                              DRUGSTORE.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Period from
                                                                 April 2, 1998
                                                 Year Ended     (Inception) to
                                               January 2, 2000 December 31, 1998
                                               --------------- -----------------
Operating Activities:
Net loss.....................................     $(115,831)        $(8,027)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Non-cash expenses:
  Depreciation...............................         3,242              57
  Marketing and sales........................         4,947              58
  Charitable contributions...................         3,600             --
  Amortization of intangible assets..........        10,640              33
  Amortization of stock-based compensation...        15,375           1,037
 Changes in:
  Accounts receivable........................        (4,273)            --
  Inventories................................        (2,862)            --
  Prepaid marketing expenses.................          (161)           (552)
  Other current assets.......................          (857)           (484)
  Deposits and other assets..................          (616)           (176)
  Accounts payable and accrued expenses......        30,079           1,723
  Other......................................          (103)            --
                                                  ---------         -------
Net cash used in operating activities........       (56,820)         (6,331)

Investing Activities:
Purchases of marketable securities...........      (881,072)            --
Sales of marketable securities...............       774,844             --
Purchases of fixed assets....................       (13,630)         (1,202)
Purchases of intangible assets...............           (95)            (90)
Issuance of note receivable to officer.......           --             (250)
                                                  ---------         -------
Net cash used in investing activities........      (119,953)         (1,542)

Financing Activities:
Proceeds from sales of common stock..........       104,578              90
Proceeds from exercise of stock options and
 warrants....................................           126               1
Net proceeds from sales of preferred stock...        84,598          22,223
Proceeds from capital lease obligations......           538             --
Principal payments on capital lease
 obligations.................................          (949)            (33)
                                                  ---------         -------
Net cash provided by financing activities....       188,891          22,281
                                                  ---------         -------
Net increase in cash and cash equivalents....        12,118          14,408
Cash and cash equivalents at beginning of
 period......................................        14,408             --
                                                  ---------         -------
Cash and cash equivalents at end of period...     $  26,526         $14,408
                                                  =========         =======
Supplemental Cash Flow Information:
Cash paid for interest.......................     $     108         $    48
Equipment acquired through capital lease
 agreements..................................     $   4,138         $ 1,480
Issuance of common stock in exchange for
 intellectual property.......................     $     --          $    23
Issuance of Series A preferred stock in
 exchange for technology license and
 advertising agreement.......................     $     --          $ 4,000
Issuance of Series D preferred stock in
 exchange for cable television advertising...     $   5,000         $   --
Issuance of Series E preferred stock in
 exchange for access to insurance coverage,
 advertising commitments, and a vendor
 agreement...................................     $ 233,932         $   --
Issuance of warrants to purchase common stock
 in exchange for intangible asset............     $      24         $   --

           See accompanying notes to consolidated financial statements.

                              DRUGSTORE.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

 The Company

   drugstore.com, inc. and its subsidiaries, (collectively, the Company) are engaged in the development of Internet-based retailing opportunities focused on filling needs for health, wellness, beauty, personal care and pharmacy products and related information. The Company was incorporated on April 2, 1998 and launched its Web store and commenced commercial operations on February 24, 1999. The Company was previously considered a development stage company.

   All customer orders are processed through the Company's Web store. The Company has contracts with RxAmerica LLC (RxAmerica) and Rite Aid Corporation (Rite Aid) to purchase and distribute substantially all of its pharmaceutical products, and with Walsh Distribution, Inc. (Walsh) to purchase a majority of its non-pharmaceutical products. Under the terms of the Rite Aid agreement, customers may order existing Rite Aid prescriptions for pick up at a local Rite Aid store.

   In the first quarter of 2000, the Company opened its own distribution center and will be transitioning its distribution capabilities for pharmaceutical and non-pharmaceutical products from third-party fulfillment partners to its own distribution center. In addition, customers will be able to order new prescriptions on the Company's Web store and pick them up at a local Rite Aid store or have the prescriptions shipped from the Company's distribution center to the customer.

 Principles of Consolidation and Basis of Presentation

   The accompanying consolidated financial statements include those of drugstore.com, inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated.

   On January 1, 1999, the Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31. The 1999 fiscal year ends on January 2, 2000, with each of the fiscal quarters representing a 13-week period. The effect of the change on prior periods is insignificant.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

 Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

 Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of its holdings of cash and marketable securities. The Company's credit risk is managed by investing its cash and marketable securities in high-quality money market instruments and securities of the U.S. government and its agencies, foreign governments and high-quality corporate issuers. The Company's credit risk is managed through monitoring the stability of the financial institutions utilized and diversification of its financial resources. At January 2, 2000, the Company has no significant concentrations of credit risk.

                              DRUGSTORE.COM, INC.

 Financial Instruments

   Financial instruments consist of cash and cash equivalents, marketable securities and capital lease obligations. The fair value of all financial instruments approximates the carrying amount based on the current rate offered for similar instruments.

   At January 2, 2000, marketable securities consist primarily of commercial paper and short-term obligations and corporate notes and bonds and were carried at cost, which approximates market value. Unrealized holding gains and losses at January 2, 2000 were not significant. Approximately $8,983,000 of the Company's marketable securities mature in greater than one year.

 Accounts Receivable

   Accounts receivable consists primarily of the net amounts to be collected from third parties including managed care organizations and pharmacy benefit management and insurance companies as well as amounts collectible related to credit card purchases. Under the terms of the Company's agreement with Rite Aid, Rite Aid collects insurance reimbursement payments on the Company's behalf. As of January 2, 2000, accounts receivable includes $3,839,000 being collected by Rite Aid on the Company's behalf. Accounts receivable is recorded net of an allowance for doubtful accounts and sales returns.

 Inventories

   Inventories are stated at the lower of cost (using the weighted average cost method) or market. The Company has contracts with RxAmerica and Rite Aid to purchase and distribute substantially all of its pharmaceutical products and with Walsh to purchase a majority of its non-pharmaceutical products. The agreement with RxAmerica is for a one-year term ending February 2000, which will automatically extend for an additional year unless either party gives written notice of termination. The agreement with Walsh ends on March 31, 2000. This agreement is extendible for an additional three months at the sole discretion of the Company. The agreement includes a penalty not to exceed $1 million if the Company does not process a minimum number of orders through Walsh. The Company is currently in the process of establishing its own distribution center for both pharmaceutical and non-pharmaceutical products. The Company is obligated to purchase all of its pharmaceutical inventory for its own distribution center from Rite Aid unless it can obtain better overall terms from other vendors.

 Fixed Assets

   Fixed assets are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets, which range from two to seven years. Fixed assets purchased under capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful life.

 Intangible Assets

   Intangible assets consists of assets received in conjunction with agreements between the Company and Rite Aid and GNC including access to insurance coverage and a vendor agreement, and other intangibles including a technology license agreement, domain names and trademarks. Intangible assets are being amortized over their expected useful lives, generally ten years.

 Long-Lived Assets

   Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing

                              DRUGSTORE.COM, INC.

the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In circumstances where impairment is determined to exist, the Company will write down the asset to its fair value based on the present value of estimated expected future cash flows. To date, no such impairment has been indicated.

 Net Sales

   Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. The Company generally refunds to customers all or a portion of the selling price, including related shipping fees if applicable, in the event a customer is not satisfied with the product purchased or the quality of customer service provided. Sales returns and allowances have not been significant to date.

   Revenues from sales of product shipped to customers, and related shipping fees, are recognized upon shipment. The Company arranges for shipment of product to customers through various contractual relationships with third party fulfillment partners. Revenues from sales of certain pharmaceutical products ordered through the Company's Web store for delivery at a Rite Aid store are recognized when the product is delivered to the customer.

   Upon receiving and validating a customer's order for products that will be purchased by the Company from a fulfillment partner, and subsequently shipped or delivered to the customer by that fulfillment partner, the Company submits relevant order information and, if applicable, shipping instructions to that fulfillment partner for processing. The Company believes it acts as a principal in connection with orders shipped or delivered to customers by fulfillment partners on the Company's behalf because, among other things, the Company establishes the retail prices of its non-pharmaceutical and non-insured pharmaceutical products (and accepts contractual reimbursement amounts from third-party payors for insured pharmaceutical products) and shipping fees; contractually takes title to, and assumes risk of loss of, products prior to their shipment; bears credit and collection risk from the customer or, in the case of certain pharmaceutical sales, third-party payors; and bears the risk that the product will be returned. Title to products ordered by customers and shipped or delivered by a fulfillment partner passes to the Company at the fulfillment partners' distribution center or, for certain pharmaceutical sales, when the pharmaceuticals are made available for customer retrieval at a Rite Aid store.

   Net sales also includes consignment service fees earned under arrangements where the Company does not take title to the inventory and cannot establish pricing. Consignment service fees earned have not been significant to date.

   Net sales for the fiscal year ended January 2, 2000 included $18,782,000 related to pharmaceutical products and $16,066,000 related to non-pharmaceutical products and other.

 Cost of Sales

   Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage and slow moving and expired inventory, as well as outbound and inbound shipping costs. Payments that the Company expects to receive from vendors in connection with joint merchandising activities, net of related costs, will be netted against cost of sales in the period in which the related inventory is sold.

 Marketing and Sales

   Marketing and sales expenses consist primarily of fulfillment and order processing expenses and customer acquisition and marketing expenses. Fulfillment and order processing expenses include distribution center equipment and packaging supplies, per-unit fulfillment fees charged by third parties, and payroll and related expenses for personnel engaged in customer service, purchasing, and distribution and fulfillment activities,

                              DRUGSTORE.COM, INC.

including pharmacists engaged in prescription verification activities and warehouse personnel. These expenses also include rent expense and depreciation related to the Company's distribution center.

   Customer acquisition and marketing expenses include advertising and marketing expenses, promotional expenditures, credit card processing fees and payroll and related expenses for personnel engaged in marketing and merchandising activities. Promotional expenses include the cost of certain items the Company gives away to our customers in connection with the Company's customer acquisition and retention activities and branding campaign. These items include sample merchandise in sizes or quantities not normally sold on the Company's Web site, certain drugstore.com-branded products and the cost of products given away in the Company's one cent sales promotions.

   Advertising production costs are expensed as incurred. Costs of communicating advertising associated with television, radio, print and other media are expensed when such services are used. Costs associated with Web portal advertising contracts are amortized on a straight-line basis over the period such advertising is expected to be used. Advertising expense for the year ended January 2, 2000 and the period ended December 31, 1998, was $28,567,000 and $1,638,000, respectively.

   Technology and Content

   Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to the Company's Web site and content. These expenses also include payroll and related expenses for information technology personnel, Internet access and hosting charges and Web site content and design expenses.

   Income Taxes

   The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

   Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 (see Note 8). The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

   Net Loss Per Share

   Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options, warrants and the convertible preferred stock are not included in the calculation of diluted net loss per share because they are antidilutive.

                              DRUGSTORE.COM, INC.

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

   The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated:

                                                                Period from
                                                               April 2, 1998
                                               Year Ended     (Inception) to
                                             January 2, 2000 December 31, 1998
                                             --------------- -----------------
   Numerator:
     Net loss...............................  $(115,831,000)    $(8,027,000)
                                              =============     ===========
   Denominator:
     Weighted average common shares
      outstanding...........................     20,005,233       1,462,311
     Less weighted average common shares
      issued subject to repurchase
      agreements............................     (1,124,264)       (916,162)
                                              -------------     -----------
     Denominator for basic and diluted
      calculation...........................     18,880,969         546,149
                                                                ===========
     Weighted average effect of pro forma
      conversion of Securities:
       Series A convertible preferred
        stock...............................      5,694,824
       Series B convertible preferred
        stock...............................      3,101,553
       Series C convertible preferred
        stock...............................      2,193,765
       Series D convertible preferred
        stock...............................        438,437
       Series E convertible preferred
        stock...............................        736,287
                                              -------------
     Denominator for pro forma basic and
      diluted calculation (unaudited).......     31,045,835
                                              =============
   Net loss per share:
     Basic and diluted......................  $       (6.13)    $    (14.70)
                                              =============     ===========
     Pro forma basic and diluted
      (unaudited)...........................  $       (3.73)
                                              =============

   At January 2, 2000 and December 31, 1998 there were 5,850,658 and 1,515,334 stock options, respectively, that were excluded from the computation of actual and pro forma diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

 Segment and Geographic Information

   The Company operates in one principal business segment in the United States. No geographic area accounted for more than 10% of net sales in the year ended January 2, 2000. There were no transfers between geographic areas during the year ended January 2, 2000. All of the Company's operating results and identifiable assets are in the United States.

 New Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the

                              DRUGSTORE.COM, INC.

recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements because it does not currently hold any derivative instruments.

 Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Fixed Assets

   Fixed assets consists of the following:

                                                         January 2, December 31,
                                                            2000        1998
                                                         ---------- ------------
                                                             (in thousands)
   Computers and equipment..............................  $ 9,208      $  492
   Purchased software...................................    2,148         711
   Furniture and fixtures...............................      102          20
   Leasehold improvements...............................    2,694          89
   Construction in progress.............................   14,235       1,370
                                                          -------      ------
                                                           28,387       2,682
   Less accumulated depreciation........................   (3,179)        (66)
                                                          -------      ------
                                                          $25,208      $2,616
                                                          =======      ======

   Included in computers and equipment and purchased software as of January 2, 2000 are assets acquired under capital leases with an original cost of approximately $5,791,000 and $365,000, respectively. Included in construction in progress and purchased software as of December 31, 1998 are assets acquired under capital leases with an original cost of $1,115,000 and $385,000, respectively. Accumulated amortization on the leased assets as of January 2, 2000 and December 31, 1998 was approximately $794,000 and $10,000, respectively. The Company expects to spend approximately an additional $15 million in order to place the fixed assets under construction as of January 2, 2000 into service.

3. Intangible Assets

   Intangible assets consists of the following:

                                                         January 2, December 31,
                                                            2000        1998
                                                         ---------- ------------
                                                             (in thousands)
   Access to insurance..................................  $182,042      $--
   Vendor agreements....................................    28,990       --
   Technology license, domain names and other...........       383       263
                                                          --------      ----
                                                           211,415       263
   Less accumulated amortization........................   (10,673)      (33)
                                                          --------      ----
                                                          $200,742      $230
                                                          ========      ====

                              DRUGSTORE.COM, INC.

4. Note Receivable from Officer

   On December 3, 1998, the Company loaned an officer $250,000 evidenced by a full recourse promissory note bearing 7% interest.

5. Commitments and Contingencies

   The Company leases office and distribution center facilities under noncancelable operating leases, which call for fixed rental payments through 2012. In addition, the Company leases various office equipment under operating leases. The Company has the option to extend some of these leases for additional terms ranging from three to five years. Total rent expense under operating leases for the year ended January 2, 2000 and period ended December 31, 1998 approximated $2,054,000 and $127,000, respectively.

   The Company also leases computer equipment under noncancelable capital leases. Capital lease obligations bear interest at rates ranging from 4% to 7% and mature 24 to 36 months from the date of funding. At January 2, 2000, the Company had additional financing available under certain agreements of approximately $2.8 million.

   The Company has entered into certain advertising agreements with various Web portals, including America On-Line, MSNBC and the Discovery Channel, which require the Company to make fixed payments to such portals over the term of the agreements. The costs associated with these Web portal advertising contracts are amortized on a straight-line basis over the period such advertising is expected to be used.

   Subsequent to January 2, 2000, the Company provided letters of credit totaling $16,430,000 and collateralized by an equivalent amount of cash and cash equivalents as security for leases and certain other operating agreements. If the Company's cash, cash equivalents and marketable securities balance falls below $25,000,000, the Company is contractually obligated to increase these letters of credit and the related cash collateral to $20,680,000. At December 31, 1998, there were no letters of credit outstanding.

   Future minimum commitments at January 2, 2000 are as follows:

                                                 Capital  Operating Marketing
                                                 Leases    Leases   Agreements
                                                 -------  --------- ----------
                                                        (in thousands)
   2000......................................... $ 2,736   $ 3,938    $7,781
   2001.........................................   1,879     4,156       239
   2002.........................................     899     7,509       166
   2003.........................................     --      7,018       166
   2004.........................................     --      6,689       138
   Thereafter...................................     --     36,665       --
                                                 -------   -------    ------
   Total minimum lease payments.................   5,514   $65,975    $8,490
                                                           =======    ======
   Less amounts representing interest...........    (339)
                                                 -------
   Present value of minimum payments............   5,175
   Less current portion of capital lease
    obligations.................................  (2,488)
                                                 -------
   Noncurrent portion of capital lease
    obligations................................. $ 2,687
                                                 =======

   The Company is party to routine claims and litigation incidental to its business. The Company believes the ultimate resolution of these routine matters will not have a material adverse effect on its financial position and results of operations or cash flows.

                              DRUGSTORE.COM, INC.

6. Income Taxes

   The Company did not provide any current or deferred United States federal income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carryforwards and research and development credit carryforwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period.

   At January 2, 2000, the Company had approximately $98.4 million of net operating loss carryforwards that will expire beginning in 2018. In 1999, due to the issuance and sale of Series D and Series E preferred stock, the Company incurred ownership changes pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, the Company's use of losses incurred through the date of these ownership changes will be limited during the carryforward period. The Company estimates that the use of approximately $53.9 million of net operating losses incurred through the date of the ownership change would be limited to approximately $6.6 million per year in order to offset future taxable income. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. The initial public offering did not cause an additional ownership change that would result in additional limitations on the utilization of net operation loss carryforward.

   Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Since the Company's utilization of these deferred tax assets is dependent on future profits which are not assured, a valuation allowance equal to the deferred tax assets has been provided. Significant components of the Company's deferred tax assets are as follows:

                                                        January 2, December 31,
                                                           2000        1998
                                                        ---------- ------------
                                                            (in thousands)
   Deferred tax assets:
     Net operating loss carryforward...................  $ 33,449    $ 2,291
     Research and development credit carryforward......        32         32
     Amortization of intangible assets.................     1,547        --
     Charitable contribution...........................     1,224
     Other temporary differences.......................       279         79
                                                         --------    -------
   Total gross deferred tax assets.....................    36,531      2,402
   Less valuation allowance............................   (36,531)    (2,402)
                                                         --------    -------
   Net deferred tax assets.............................  $    --     $   --
                                                         ========    =======

   A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                         January 2, December 31,
                                                            2000        1998
                                                         ---------- ------------
                                                             (in thousands)
   Income tax benefit at statutory rate.................  $ 39,378    $ 2,729
   Stock-based compensation.............................    (5,228)      (351)
   Other permanent differences..........................       (21)        (8)
   Research and development credit......................       --          32
   Increase in valuation allowance......................   (34,129)    (2,402)
                                                          --------    -------
   Income tax benefit...................................  $    --     $   --
                                                          ========    =======

                              DRUGSTORE.COM, INC.

7. Stockholders' Equity

 Issuance of Warrants

   In February 1999, the Company issued a warrant to purchase 10,000 shares of its common stock at $7.83 per share in exchange for the right to use the 1-800-DRUGSTORE and related iterations of telephone numbers. Such warrant was exercised in July 1999. The fair value of such warrant was estimated at $24,000 and was recorded as an intangible asset.

 Convertible Preferred Stock

   In June and August 1998, the Company issued 10,000,000 shares of Series A preferred stock in a private placement offering in exchange for gross cash proceeds of $4,000,000, and a Technology License and Advertising Agreement with Amazon.com that provides for the right to license certain technology and receive certain technological and advertising support from Amazon.com. In addition, the Company agreed to license its technology to Amazon.com and participate in mutually agreed upon advertising activities. No cash payments are required under the Technology License and Advertising Agreement with Amazon.com. The Company valued the right to license certain technology and receive such technological and advertising support at $4,000,000 based on the value of Series A preferred stock issued concurrently for cash. Such value was allocated to prepaid marketing expense, license rights and prepaid technical consulting services in the amount of $3,765,000, $150,000 and $85,000, respectively, based on their estimated fair value. The prepaid marketing expense was amortized over five months commencing in February 1999. The license rights and prepaid technical consulting are being amortized over five years and approximately eight months, respectively, commencing on the date of the agreement. For the year ended January 2, 2000 and the period ended December 31, 1998, the Company recognized expenses under such agreement totaling $3,830,000 and $58,000 respectively.

   In October, November and December 1998, the Company issued 5,446,268 shares of Series B preferred stock in a private placement offering in exchange for gross cash proceeds of $18,245,000.

   In January and March 1999, the Company issued 4,472,844 shares of Series C preferred stock in a private placement offering in exchange for gross cash proceeds of $35,000,000.

   In June 1999, the Company issued 2,266,289 shares of Series D preferred stock to a new investor in exchange for $40 million in cash and $5 million in cable television advertising obligations. The cable television advertising is expected to be aired within the next 12 months and has been classified as a current asset in prepaid marketing expenses.

   In July 1999, the Company consummated a series of agreements with Rite Aid and General Nutrition Companies, Inc. (GNC) to issue 12,282,599 shares of Series E preferred stock in exchange for an aggregate of $10 million in cash and other consideration, including access to insurance coverage, advertising commitments and a vendor agreement with an estimated fair value of $233.9 million. The $233.9 million non-cash portion of the consideration from the Rite Aid and GNC agreements was allocated to the following components based on a valuation obtained from an independent valuation expert (in millions):

       Access to insurance coverage..................................... $182.0
       Advertising commitments..........................................   22.9
       Vendor agreement.................................................   29.0
                                                                         ------
                                                                         $233.9
                                                                         ======

                              DRUGSTORE.COM, INC.

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

   A portion of the Company's shares outstanding are subject to repurchase by the Company over a three year period. As of January 2, 2000, there were 787,500 shares subject to repurchase rights at $0.04 per share.

   In July 1999, the Company donated 200,000 shares of its common stock to the drugstore.com Foundation, a separately organized 501(c)(3) organization in which the Company is neither a trustee or beneficiary, and recognized the fair market value of the shares donated as a $3,600,000 charitable contribution expense.

8. Employee Benefit Plans

 Defined Contribution Plan

   Effective April 1999, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,000 in 1999) and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits, but does not require, additional matching contributions to the 401(k) plan by the Company on behalf of all participants in the 401(k) plan. To date, the Company has not made any matching contributions to the 401(k) plan.

 1998 Stock Plan

   Under the terms of the 1998 stock plan, the board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of the Company. In connection with the introduction of the 1998 stock plan, 2,735,000 shares of common stock were reserved for future issuance. During 1999, the Company increased the number of shares reserved for future issuance under such plan by 8,265,000, bring the total shares reserved for future issuance to 11,000,000. Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of grant, as determined by the board of directors. Options generally vest over a four to five year period and expire ten years from the date of grant.

                              DRUGSTORE.COM, INC.

   The following table summarizes activity under the Company's stock plan:

                                                      Outstanding Options
                                                   ---------------------------
                                  Shares Available Number of  Weighted-Average
                                     for Grant      Shares     Exercise Price
                                  ---------------- ---------  ----------------
     Initial authorization.......     2,735,000          --           --
     Options granted.............    (1,683,584)   1,683,584       $  .17
     Options exercised...........           --        (8,000)      $  .12
     Options canceled............       160,250     (160,250)      $  .04
                                     ----------    ---------
   Outstanding at December 31,
    1998.........................     1,211,666    1,515,334       $  .18
     Additional authorizations...     8,265,000          --           --
     Options granted.............    (4,958,075)   4,958,075       $19.99
     Options exercised...........           --      (202,253)      $  .23
     Options canceled............       420,498     (420,498)      $ 6.84
                                     ----------    ---------
   Outstanding at January 2,
    2000.........................     4,939,089    5,850,658       $16.49
                                     ==========    =========

   The following table summarizes information regarding stock options outstanding and exercisable as of January 2, 2000:

                            Outstanding Options
                         -------------------------- Vested and
                                   Weighted-Average Exercisable
                         Number of    Remaining      Number of
        Exercise Price    Shares   Contractual Life   Shares
        --------------   --------- ---------------- -----------
       $.01 to $.45      2,041,308    8.9 years       285,375
       $6.28 to $9.00    1,187,325    9.4 years        35,000
       $16.00 to $28.50    370,050    9.6 years           --
       $31.69 to $38.75  2,030,950    9.9 years        43,334
       $40.94 to $67.50    221,025    9.7 years           200
                         ---------                    -------
       Total             5,850,658    9.4 years       363,909
                         =========                    =======

   Under APB No. 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option or the purchase price of restricted stock was lower than the deemed fair value for financial reporting purposes of the underlying common stock. For the year ended January 2, 2000 and the period from April 2, 1998 (inception) to December 31, 1998, the Company recorded aggregate deferred stock-based compensation of $22,630,000 and $4,966,000, respectively. The deferred stock-based compensation is being amortized over the vesting period of the underlying options and restricted stock. For the year ended January 2, 2000 and the period from April 2, 1998 (inception) to December 31, 1998, total amortization of stock-based compensation recognized was $15,375,000 and $1,037,000, respectively. Amortization of stock-based compensation is allocable to employees in the following expense categories:

                                                                   Period from
                                                                  April 2, 1998
                                                       Year Ended (Inception) to
                                                       January 2,  December 31,
                                                          2000         1998
                                                       ---------- --------------
       Marketing and sales............................     24%          18%
       Technology and content.........................     21           20
       General and administrative.....................     55           62
                                                          ---          ---
                                                          100%         100%
                                                          ===          ===

                              DRUGSTORE.COM, INC.

   Had the stock-based compensation for the Company's stock option plan and restricted stock agreements been determined based on the Black-Scholes model using the multiple-option approach, the Company's net loss would have been adjusted to the following pro forma amount for the year ended January 2, 2000 and the period ended December 31, 1998:

                                                                  Period from
                                                                 April 2, 1998
                                                     Year ended  (Inception) to
                                                     January 2,   December 21,
                                                        2000          1998
                                                     ----------  --------------
                                                       (in thousands, except
                                                          per share data)
Net loss--as reported..............................  $(115,831)     $(8,027)
Incremental pro forma compensation expense under
 SFAS No. 123......................................     (2,589)         (12)
                                                     ---------      -------
Net loss--pro forma................................  $(118,420)     $(8,039)
                                                     =========      =======
Basic and diluted net loss per share--as reported..  $   (6.13)     $(14.70)
                                                     =========      =======
Basic and diluted net loss per share--pro forma....  $   (6.27)     $(14.72)
                                                     =========      =======
Pro forma basic and diluted net loss per share--as
 reported..........................................  $   (3.73)
                                                     ---------
Pro forma basic and diluted net loss per share--pro
 forma.............................................  $   (3.81)
                                                     =========

   The weighted-average fair value of options granted during the year ended January 2, 2000 and the period from April 2, 1998 (inception) to December 31, 1998 was $14.87 and $1.41, respectively, for options granted at fair market value. The initial impact on pro forma net loss may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in pro forma earnings.

   The fair value at each option grant is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends. The volatility of the Company's stock prior to its initial public offering was estimated based on a review of a peer group of Internet companies at a comparable developmental stage. Subsequent to the Company's initial public offering, the volatility of the Company's stock was based on actual stock prices subsequent to the initial month of trading. The following weighted average assumptions were utilized in arriving at the fair value of each option grant:

                                                                Period from
                                      July 27,    January 1,   April 2, 1998
                                      1999 to      1999 to     (Inception) to
                                     January 2,    July 26,     December 31,
                                        2000         1999           1998
                                     ----------   ----------   --------------
       Average risk-free interest
        rate........................    6.5%         6.5%           4.5%
       Average expected life........     3 years      3 years        3 years
       Volatility...................     80%          50%            50%

 1999 Employee Stock Purchase Plan

   The Company's 1999 employee stock purchase plan was adopted by the board of directors in 1999, and was effective upon the completion of the Company's initial public offering of its common stock. A total of 500,000 shares of common stock has been reserved for issuance under the employee stock purchase plan plus an annual increase on the first day of each of the fiscal years beginning in 2000, 2001, 2002, 2003 and 2004 equal to the lesser of (1) 500,000 shares, (2) three percent (3%) of our shares outstanding on the last day of the immediate preceding fiscal year, or (3) such lesser number of shares as is determined by the board of directors. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first or the last day of the applicable six month purchase period.

                              DRUGSTORE.COM, INC.

9. Related Parties

   The Company purchased $10,636,000 of inventory and fulfillment-related services and recognized $1,145,000 of marketing and sales expense during the year ended January 2, 2000 in connection with the agreements between the Company and Rite Aid Corporation and General Nutrition Companies, Inc. Approximately $4,483,000 relating to the purchase of inventory and fulfillment-related services was payable as of January 2, 2000.

   The Company recognized marketing and sales expense in connection with its strategic relationship with Amazon.com totaling approximately $5,265,000 and $58,000 for the year ended January 2, 2000 and the period ended December 31, 1998, respectively. Approximately $1,500,000 of these expenses were payable as of January 2, 2000.

10. Subsequent Events

 Proposed Secondary Public Offering of Common Stock

   In January 2000, the board of directors authorized the Company to proceed with a secondary public offering of its common stock.

 Acquisition of Beauty.com

   On February 2, 2000, the Company acquired Beauty.com, Inc., a leading online retailer of prestige beauty products, and entered into an agreement to retain the employment of its founder, for consideration totaling approximately $40.4 million comprised of approximately 1.3 million shares of the Company's stock. The Company intends to account for the acquisition as a purchase.

 Agreements with Amazon.com

   On January 24, 2000, the Company reached an agreement with Amazon.com to provide certain advertising services over a three year term for $105 million. Concurrently, Amazon.com agreed to purchase 1,066,667 shares of the Company's common stock for $28.125 per share, or approximately $30 million in a private placement transaction.

                              DRUGSTORE.COM, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                       Charged to
                            Balance at  Revenue,  Charged              Balance
                            Beginning   Costs or  to Other             at End
                            of Period   Expenses  Accounts Deductions of Period
                            ---------- ---------- -------- ---------- ---------
Period from April 2, 1998
 (Inception) to December
 31, 1998
  Allowance for
   uncollectible
   accounts...............     $--        $--       $--       $--       $--
  Allowance for sales
   returns................     $--        $--       $--       $--       $--
  Reserve for inventory
   obsolescence...........     $--        $--       $--       $--       $--
Year Ended January 2, 2000
  Allowance for
   uncollectible
   accounts...............     $--        $385      $--       $215(A)   $170
  Allowance for sales
   returns................     $--        $336      $--       $255(B)   $ 81
  Reserve for inventory
   obsolescence...........     $--        $606      $--       $ 50(C)   $556

--------
(A) Deductions consist of write-offs of uncollectible accounts, net of recoveries.
(B)  Deductions consist of sales credits to customers for product returns.
(C)  Deductions consist of write-off of obsolete inventory.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on February 25, 2000.

                                          Drugstore.com, inc.

                                                  /s/ Peter M. Neupert
                                          By___________________________________
                                                     Peter M. Neupert,
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

              Signature                               Title                Date
              ---------                               -----                ----

        /s/ Peter M. Neupert          President, Chief Executive    February 25, 2000
 ____________________________________  Officer and Director
           Peter M. Neupert            (Principal Executive
                                       Officer)

        /s/ David E. Rostov           Vice President and Chief      February 25, 2000
 ____________________________________  Financial Officer
           David E. Rostov             (Principal Financial and
                                       Accounting Officer)
                                      Director                      February 25, 2000
 ____________________________________
           Jeffrey P. Bezos
                                      Director                      February 25, 2000
 ____________________________________
    Brook H. Byers

                                      Director                      February 25, 2000
 ____________________________________
    L. John Doerr

                                      Director                      February 25, 2000
 ____________________________________
    Howard Schultz

                                      Director                      February 25, 2000
 ____________________________________
    Mary Sammons

                                      Director                      February 25, 2000
 ____________________________________
    Melinda F. Gates