Form 10-K/A
period 2000-01-02
DRUGSTORE COM INC
filed 2000-03-16
CIK 1086467

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                               FORM 10-K/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 2, 2000
                        Commission file number: 0-26137

                              drugstore.com, inc.
            (Exact Name of Registrant as Specified in its Charter)

     Delaware                     13920 Southeast Eastgate Way, Suite 300                      04-3416255
 (State or Other                        Bellevue, Washington 98005                          (I.R.S. Employer
 Jurisdiction of                              (425) 372-3200                               Identification No.)
 Incorporation or           (Address, including zip code, and telephone number,
  Organization)       including area code, of Registrant's Principal Executive Offices)

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

   The purpose of this Amendment to the Registrant's Annual Report on Form 10-K is to amend certain disclosures in Items 6, 7 and 14.


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

                                                                  Common Stock
                                                                      Price
                                                                 ---------------
                                                                  High     Low
                                                                 ------- -------
Fiscal Year Ended January 2, 2000:
  Third Quarter (from July 27, 1999)............................ $70     $32 1/2
  Fourth Quarter................................................ $55     $27 1/8
Fiscal Year Ended December 31, 2000:
  First Quarter (through March 15, 2000)........................ $39 3/8 $18

   On March 15, 2000, the reported last sale price of our common stock on the Nasdaq National Market was $18.25 per share. On February 3, 2000, there were approximately 208 holders of record of our common stock.

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
Consolidated Statements of Operations Data:
Net sales....................................................    $   34,848         $   --
Cost and expenses:
  Cost of sales..............................................        38,440             --
  Marketing and sales (1)....................................        61,492           3,092
  Technology and content (2).................................        14,918           2,178
  General and administrative (3).............................        11,126           1,861
  Charitable contribution....................................         3,600             --
  Amortization of intangible assets..........................        10,640              33
  Amortization of stock-based compensation...................        15,375           1,037
                                                                 ----------         -------
    Total cost and expenses..................................       155,591           8,201
                                                                 ----------         -------
Operating loss...............................................      (120,743)         (8,201)
Other income (expense):
  Interest income............................................         5,036             177
  Interest expense...........................................          (124)             (3)
                                                                 ----------         -------
Net loss.....................................................    $ (115,831)        $(8,027)
                                                                 ==========         =======
Basic and diluted net loss per share.........................    $    (6.13)        $(14.70)
                                                                 ==========         =======
Weighted average shares outstanding used to compute
 basic and diluted net loss per share........................    18,880,969         546,149
                                                                 ==========         =======
Pro forma basic and diluted net loss per share (unaudited)...    $    (3.73)
                                                                 ==========
Weighted average shares outstanding used to compute
 pro forma basic and diluted net loss per share (unaudited)..    31,045,835
                                                                 ==========
                                                               January 2, 2000 December 31, 1998
                                                               --------------- -----------------
                                                                        (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities.............    $  132,754         $14,408
Working capital..............................................       106,960          17,050
Total assets.................................................       395,708          22,517
Capital lease obligations, less current portion..............         2,687             975
Total stockholders' equity...................................       350,749          19,347

--------

(1) Excludes amortization of stock-based compensation of $3,730 for the year ended January 2, 2000 and $189 for the period from April 2, 1998 (inception) to December 31, 1998.

(2) Excludes amortization of stock-based compensation of $3,153 for the year ended January 2, 2000 and $209 for the period from April 2, 1998 (inception) to December 31, 1998.

(3) Excludes amortization of stock-based compensation of $8,492 for the year ended January 2, 2000 and $639 for the period from April 2, 1998 (inception) to December 31, 1998.

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

   Organizations responsible for promulgating accounting standards are reviewing the financial statement classification of, and accounting for, fulfillment and order processing costs and other items by a number of e-commerce companies, including drugstore.com. Our fulfillment and order processing costs include distribution center equipment and packaging supplies, per-unit fulfillment fees charged by third parties, and payroll and related expenses for personnel engaged in customer service, purchasing, and distribution and fulfillment activities, including pharmacists engaged in prescription verification activities and warehouse personnel. These expenses also include rent expense and depreciation related to our distribution center. We classify all of these costs in marketing and sales expense. The review by these organizations could result in a requirement that we reclassify some or all of our fulfillment and order processing costs from marketing and sales expense to cost of sales and/or that we capitalize certain of our fulfillment and order processing costs in inventory. We currently expense these costs as incurred. We will adjust our accounting and classification of fulfillment and order processing costs if required by the SEC. Any such adjustments or reclassifications are not expected to have a significant impact on our sales, operating profit or loss, net income or loss, or cash flow, although such adjustments or reclassifications could result in an increase in our cost of sales as a percentage of our net sales.

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

   We expect that a significant percentage of the consideration for the Beauty.com acquisition will be deemed to be deferred stock-based compensation for accounting purposes. Any deferred stock-based compensation will be amortized over a two-year period and, accordingly, we expect that amortization of stock-based compensation for fiscal 2000 and 2001 will be significantly higher than the amounts in the above table.

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

                          Summary Compensation Table

                                                   Long-Term
                                                  Compensation
                                  Annual             Awards
                               Compensation        Securities
Name and Principal           -----------------     Underlying     All Other
Position                Year  Salary   Bonus      Options (#)  Compensation(1)
------------------      ---- -------- --------    ------------ ---------------
Peter M. Neupert....... 1999 $249,184 $250,000     1,000,000       $  397
 President, Chief       1998  107,692      --            --           170
 Executive Officer
 and Chairman of the
 Board of Directors

Kal Raman.............. 1999 $174,171 $ 36,954       350,000       $  278
 Senior Vice President  1998   60,577  129,692(2)    150,000        5,895(3)
 and Chief Operating
 Officer

David E. Rostov........ 1999 $123,797 $ 21,615       275,000       $  190
 Vice President, Chief
 Financial Officer
 and Treasurer

Mark L. Silverman...... 1999 $171,564 $ 60,083(4)    275,000       $  272
 Vice President,
 Business Development,
 General Counsel and
 Secretary

Suzan K. DelBene(5).... 1999 $135,092 $  6,879           --        $  214
 Former Vice President,
 Marketing              1998   44,217    5,255       150,000          101
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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as a part of this Report:

   1. Index to Consolidated Financial Statements:

                                                                            Page
                                                                            ----
     Report of Ernst & Young LLP, Independent Auditors.....................  60
     Consolidated Financial Statements.....................................  61
     Consolidated Balance Sheets ..........................................  61
     Consolidated Statements of Operations.................................  62
     Consolidated Statement of Stockholders' Equity (Deficit)..............  63
     Consolidated Statements of Cash Flows.................................  64
     Notes to Consolidated Financial Statements............................  65

   2. Index to Financial Statement Schedules:

     Schedule II - Valuation and qualifying accounts.......................  78

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

                              DRUGSTORE.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                                    Period from
                                                                   April 2, 1998
                                                   Year Ended     (Inception) to
                                                 January 2, 2000 December 31, 1998
                                                 --------------- -----------------
Net sales.......................................   $   34,848         $   --
Cost and expenses:
  Cost of sales.................................       38,440             --
  Marketing and sales(1)........................       61,492           3,092
  Technology and content(2).....................       14,918           2,178
  General and administrative(3).................       11,126           1,861
  Charitable contribution.......................        3,600             --
  Amortization of intangible assets.............       10,640              33
  Amortization of stock-based compensation......       15,375           1,037
                                                   ----------         -------
    Total cost and expenses.....................      155,591           8,201
                                                   ----------         -------
Operating loss..................................     (120,743)         (8,201)
Other income (expense):
  Interest income...............................        5,036             177
  Interest expense..............................         (124)             (3)
                                                   ----------         -------
Net loss........................................   $ (115,831)        $(8,027)
                                                   ==========         =======
Basic and diluted net loss per share............   $    (6.13)        $(14.70)
                                                   ==========         =======
Weighted average shares outstanding used to
 compute basic and diluted net loss per share...   18,880,969         546,149
                                                   ==========         =======
Pro forma basic and diluted net loss per share
 (unaudited)....................................   $    (3.73)
                                                   ==========
Weighted average shares outstanding used to
 compute pro forma basic and diluted net loss
 per share (unaudited)..........................   31,045,835
                                                   ==========

--------

(1) Excludes amortization of stock-based compensation of $3,730 for the year ended January 2, 2000 and $189 for the period from April 2, 1998 (inception) to December 31, 1998.

(2) Excludes amortization of stock-based compensation of $3,153 for the year ended January 2, 2000 and $209 for the period from April 2, 1998 (inception) to December 31, 1998.

(3) Excludes amortization of stock-based compensation of $8,492 for the year ended January 2, 2000 and $639 for the period from April 2, 1998 (inception) to December 31, 1998.


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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on March 15, 2000.

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