Form 10-Q
period 2000-04-02
DRUGSTORE COM INC
filed 2000-05-12
CIK 1086467

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended April 2, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from            to

                         Commission File Number 0-78813

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

  Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No

  The number of shares of common stock, $.0001 par value, outstanding on May 1, 2000 was 52,170,645 .

                               ----------------

                              DRUGSTORE.COM, INC.

                                    CONTENTS

PART I -- FINANCIAL INFORMATION

 Item 1. Financial Statements............................................     1

         Condensed Consolidated Balance Sheets as of April 2, 2000 and
         January 2, 2000.................................................     1

         Condensed Consolidated Statements of Operations for the Three
          Months Ended April 2, 2000 and April 4, 1999...................     2

         Condensed Consolidated Statement of Stockholders' Equity for the
          Three Months Ended April 2, 2000...............................     3

         Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended April 2, 2000 and April 4, 1999...................     4

         Notes to Condensed Consolidated Financial Statements............     5

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     8

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......    12

 PART II -- OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds.......................    13

 Item 6. Exhibits and Reports on Form 8-K................................    13

 SIGNATURES...............................................................   14

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                              DRUGSTORE.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                          April 2,   January 2,
                                                            2000        2000
                                                         ----------- ----------
                                                         (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents (including restricted cash of
  $11,865 as of April 2, 2000)..........................  $ 136,022  $  26,526
 Marketable securities..................................     38,710    106,228
 Accounts receivable, less allowance for doubtful
  accounts and sales returns of $361 and $251...........      4,903      4,273
 Inventories............................................      7,158      2,862
 Prepaid marketing expenses.............................     37,301      8,010
 Other current assets...................................      2,812      1,333
                                                          ---------  ---------
  Total current assets..................................    226,906    149,232
Fixed assets, net of accumulated depreciation of $4,483
 and $3,179.............................................     40,947     25,208
Intangible assets, net of accumulated amortization of
 $17,895 and $10,673....................................    228,082    200,742
Prepaid marketing expenses..............................     18,893     19,465
Note receivable from officer............................        273        269
Deposits and other assets...............................      4,734        792
                                                          ---------  ---------
Total assets............................................  $ 519,835  $ 395,708
                                                          =========  =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................................  $  32,876  $  25,788
 Accrued compensation...................................      3,987      4,231
 Accrued marketing expenses.............................     15,882      8,520
 Other current liabilities..............................      1,862      1,245
 Current portion of capital lease obligations...........      2,824      2,488
                                                          ---------  ---------
  Total current liabilities.............................     57,431     42,272
Capital lease obligations, less current portion.........      2,253      2,687
Stockholders' equity:
 Preferred stock, $.0001 par value:
  Authorized shares--10,000,000
   Issued and outstanding shares--none..................         --         --
 Common stock, $.0001 par value, stated at amounts paid
  in:
  Authorized shares--250,000,000
   Issued and outstanding shares--52,112,769 and
    43,508,808 as of April 2, 2000 and January 2, 2000,
    respectively........................................    655,114    485,377
 Deferred stock-based compensation......................    (21,623)   (10,770)
 Accumulated deficit....................................   (173,340)  (123,858)
                                                          ---------  ---------
  Total stockholders' equity............................    460,151    350,749
                                                          ---------  ---------
Total liabilities and stockholders' equity..............  $ 519,835  $ 395,708
                                                          =========  =========

     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                         Three Months Ended
                                                         --------------------
                                                          April 2,   April 4,
                                                            2000       1999
                                                         ----------  --------
Net sales............................................... $   22,738  $    652
Costs and expenses:
 Cost of sales..........................................     21,596       672
 Marketing and sales (1)................................     29,917     5,189
 Technology and content (2).............................      6,941     2,713
 General and administrative (3).........................      4,806     1,713
 Amortization of intangible assets......................      7,222        18
 Amortization of stock-based compensation...............      3,343     1,257
                                                         ----------  --------
  Total costs and expenses..............................     73,825    11,562
                                                         ----------  --------
Operating loss..........................................    (51,087)  (10,910)
Interest income, net....................................      1,605       318
                                                         ----------  --------
Net loss................................................ $  (49,482) $(10,592)
                                                         ==========  ========
Basic and diluted net loss per share.................... $    (1.09) $ (10.89)
                                                         ==========  ========
Weighted average shares outstanding used to compute
 basic and diluted net loss per share................... 45,229,624   972,614
                                                         ==========  ========

--------
(1) Excludes amortization of stock-based compensation of $488 and $391 for the three months ended April 2, 2000 and April 4, 1999, respectively.
(2) Excludes amortization of stock-based compensation of $694 and $463 for the three months ended April 2, 2000 and April 4, 1999, respectively.
(3) Excludes amortization of stock based compensation of $2,161 and $403 for the three months ended April 2, 2000 and April 4, 1999, respectively.


     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (unaudited)

                           Convertible
                            Preferred
                              Stock        Common Stock        Deferred
                          ------------- -------------------  Stock-based  Accumulated
                          Shares Amount   Shares    Amount   Compensation   Deficit    Total
                          ------ ------ ---------- --------  ------------ ----------- --------
Balance at January 2,
 2000...................    --    $--   43,508,808 $485,377    $(10,770)   $(123,858) $350,749
Issuance of common stock
 for cash in secondary
 public offering, net of
 offering costs of
 $6,400.................    --     --    6,000,000  101,600          --           --   101,600
Private placement of
 common stock...........    --     --    1,066,667   30,000          --           --    30,000
Acquisition of
 Beauty.com.............    --     --    1,266,289   37,448     (15,037)          --    22,411
Exercise of common stock
 options................    --     --      180,654      150          --           --       150
Employee stock purchase
 plan...................    --     --       87,719    1,380          --           --     1,380
Deferred stock-based
 compensation, net of
 cancellations..........    --     --        2,632     (841)        841           --        --
Amortization of stock-
 based compensation.....    --     --           --       --       3,343           --     3,343
Net loss and
 comprehensive loss.....    --     --           --       --          --      (49,482)  (49,482)
                           ---    ---   ---------- --------    --------    ---------  --------
Balance at April 2,
 2000...................    --    $--   52,112,769 $655,114    $(21,623)   $(173,340) $460,151
                           ===    ===   ========== ========    ========    =========  ========


    See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                              Three Months
                                                                  Ended
                                                            ------------------
                                                            April 2,  April 4,
                                                              2000      1999
                                                            --------  --------
Operating Activities:
Net loss..................................................  $(49,482) $(10,592)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Non-cash expenses:
   Depreciation...........................................     1,881       311
   Marketing and sales....................................       572     1,007
   Amortization of intangible assets......................     7,222        18
   Amortization of stock-based compensation...............     3,343     1,257
  Changes in:
   Accounts receivable....................................      (583)     (112)
   Inventories............................................    (3,349)   (1,323)
   Prepaid marketing expenses.............................    (2,291)     (469)
   Other current assets...................................    (1,426)     (106)
   Deposits and other assets..............................    (3,942)   (1,301)
   Accounts payable and accrued expenses..................    (3,690)    1,519
   Other..................................................        (4)       (6)
                                                            --------  --------
Net cash used in operating activities.....................   (51,749)   (9,797)

Investing Activities:
Purchases of marketable securities........................    84,815        --
Sales of marketable securities............................   (17,297)       --
Purchase of fixed assets..................................    (8,545)   (1,530)
Purchase of intangible assets.............................       (29)      (10)
Business acquisition, net of cash received................      (335)       --
                                                            --------  --------
Net cash provided by (used in) investing activities.......    58,609    (1,540)

Financing Activities:
Proceeds from sale of common stock........................   101,600        --
Proceeds from exercise of stock options and employee stock
 purchase plan............................................     1,530        --
Proceeds from sale of preferred stock.....................        --    34,981
Principal payments on capital lease obligations...........      (494)      (45)
                                                            --------  --------
Net cash provided by financing activities.................   102,636    34,936
                                                            --------  --------
Net increase in cash and cash equivalents.................   109,496    23,599
Cash and cash equivalents at beginning of period..........    26,526    14,408
                                                            --------  --------
Cash and cash equivalents at end of period................  $136,022  $ 38,007
                                                            ========  ========

Supplemental Cash Flow Information:
Cash paid for interest....................................  $     51  $      8
Equipment acquired in capital lease agreements............  $    395  $     --
Issuance of common stock in connection with business
 acquisition..............................................  $ 37,448  $     --
Issuance of common stock in exchange for prepaid
 advertising and software.................................  $ 30,000  $     --

     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000, filed with the Securities and Exchange Commission on March 16, 2000. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

   Reclassifications. Certain prior period amounts have been reclassified to conform with the current period presentation.

   Restricted cash and cash equivalents. At April 2, 2000, approximately $11.9 million of cash and cash equivalents held by the Company were not available to fund any of the cash needs of our business, as it represents collateral for letters of credit for leases and certain other operating agreements.

2. Net Loss Per Share

   Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase or contingently issuable pursuant to contractual terms. Shares associated with stock options, warrants and the convertible preferred stock are not included in the calculation of diluted net loss per share because they are antidilutive.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                        Three Months Ended
                                                      ------------------------
                                                       April 2,     April 4,
                                                         2000         1999
                                                      -----------  -----------
                                                          (in thousands,
                                                           except share
                                                        and per share data)
   Net loss.........................................  $   (49,482) $   (10,592)
                                                      ===========  ===========
   Weighted average shares outstanding..............   46,392,445    2,323,000
   Less weighted average shares subject to
    repurchase or contingently issuable pursuant to
    contract terms..................................   (1,162,821)  (1,350,386)
                                                      -----------  -----------
   Shares used in computation of basic and diluted
    net loss per share..............................   45,229,624      972,614
                                                      ===========  ===========
   Basic and diluted net loss per share.............  $     (1.09) $    (10.89)
                                                      ===========  ===========

   At April 2, 2000 there were 7,182,576 stock options outstanding that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

3. Business Acquisition and Strategic Agreements

   In January 2000, the Company reached an agreement with Amazon.com to provide certain advertising services over a three-year term for $105.0 million. Concurrently, Amazon.com agreed to purchase 1,066,667 shares of the Company's common stock for $28.125 per share or approximately $30.0 million in a private placement transaction.

   In February 2000, the Company acquired Beauty.com, Inc. ("Beauty.com"), an online retailer of prestige beauty products, in exchange for 1.3 million shares of drugstore.com common stock. The total purchase price was determined to be approximately $37.4 million, based on the average closing stock price on the four days surrounding January 12, 2000, the date the transaction was announced. Of the 1.3 million shares issued, approximately 587,000 shares are contingently issuable pursuant to a two-year employment agreement with the founder of Beauty.com as well as certain other contractual terms. Of the 587,000 contingently issuable shares, approximately 69,000 shares are to be issued to shareholders other than the founder of Beauty.com. The value of these shares will be recognized as an adjustment to goodwill when the contractual terms of the agreement have been met, based on the fair value of the Company's common stock at that time. The acquisition has been accounted for as a purchase, and in accordance with APB Opinion No. 16 all identifiable assets were assigned a portion of the purchase price on the basis of their respective fair values. In connection with the acquisition, the Company recognized approximately $34.5 million of intangible assets which were allocated to domain names, customer lists and goodwill based on an independent valuation. The Company will amortize such intangible assets over their estimated useful lives of three years. The Company also recognized approximately $15.0 million in deferred stock-based compensation as a result of the employment agreement with the founder of Beauty.com, which will be amortized over the two-year term of the employment agreement. The pro forma consolidated financial information for the three-month periods ended April 2, 2000 and April 4, 1999, determined as if the acquisition had occurred on January 1, 1999, would have resulted in net sales of $22.9 million and $0.7 million, net loss of $54.4 million and $15.8 million, and basic and diluted net loss per share of $1.19 and $9.67, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the Company and Beauty.com been combined during the specified periods.

   In February 2000, the Company entered into a five-year definitive agreement with Medibuy.com, Inc. ("Medibuy"), an e-commerce solution for healthcare supply procurement, to develop a co-branded e-commerce marketplace targeted at the home healthcare market. Pursuant to this agreement, the Company is required to pay transaction fees to Medibuy for goods it sells on the co-branded Web site as well as new customer referral fees. Medibuy is required to pay drugstore.com a percentage of transaction fees generated on the co-branded Web site from sellers other than drugstore.com. Medibuy is also required to spend at least $10.0 million over the five-year term to promote the co-branded Web site. The agreement may be terminated early by either party if certain performance requirements are not met. As of April 2, 2000, no revenues or expenses had been recorded as a result of this transaction. In connection with this agreement the Company has received warrants to purchase 700,000 shares of Medibuy common stock. As Medibuy is a privately owned company, the Company could not determine the fair value of the warrants; accordingly, such amounts are not reflected on the Company's condensed consolidated balance sheet as of April 2, 2000.

4. Stockholder's Equity

   On March 15, 2000, the Company completed the sale of 6,020,000 shares of its common stock at $18.00 per share. Of the 6,020,000 shares offered, 6,000,000 were offered by the Company and 20,000 were offered by an existing shareholder. Net proceeds to the Company aggregated approximately $101.6 million.

5. Stock Options

   The following table summarizes activity under the Company's stock plans:

                                                      Outstanding Options
                                                   ---------------------------
                                                              Weighted-Average
                                  Shares Available Number of   Exercise Price
                                     for Grant      Shares       Per Share
                                  ---------------- ---------  ----------------
   Outstanding at January 2,
    2000........................      4,939,089    5,850,658       $16.49
    Beauty.com plan adjustment..         32,404          --           --
    Options granted.............     (1,898,768)   1,898,768        24.12
    Options exercised...........            --      (180,654)         .83
    Options canceled............        386,446     (386,196)       12.93
                                     ----------    ---------
   Outstanding at April 2,
    2000........................      3,459,171    7,182,576       $19.09
                                     ==========    =========

   As of April 2, 2000, of the total options outstanding, 572,479 were exercisable with a weighted-average exercise price of $6.29 per share.

   On May 4, 2000, the Company's board of directors granted options to purchase an aggregate of 3,275,700 shares of its common stock to certain of its existing employees at an exercise price of $7.00 per share. The options were granted under the Company's 1998 stock plan and will vest over a four-year period at the rate of one-fourth of the total number of shares subject to the options six months after the grant date, with the remaining shares vesting in equal installments at the end of each six-month period thereafter. On May 4, 2000 the closing price of the Company's common stock was $8.625 per share. Accordingly, in the second quarter of 2000 the Company will record deferred stock-based compensation of approximately $5.3 million, which will be amortized over the vesting period of the options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

   This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Factors That May Affect Our Business section of our Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 16, 2000 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

   drugstore.com is a leading online drugstore and information site offering a Very Healthy Way to Shop(TM) for health, beauty, wellness, personal care and pharmacy products. As of April 2, 2000, we have sold our products to over 990,000 customers. We were incorporated in April 1998 and commercially launched our Web site on February 24, 1999. We designed our store to provide a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. Our Web site can be accessed 24 hours a day, seven days a week from anywhere that a consumer has Internet access. We believe we offer a larger selection of products than typical store-based retailers, along with a wealth of health-related information, buying guides and other tools designed to help consumers make more educated purchasing decisions. Our shopping lists and e-mail reminders are designed to make it easier for our customers to regularly purchase their preferred health and beauty products. We believe that our online store provides a customer with a superior shopping experience.

Results of Operations

   Because we commenced commercial operations on February 24, 1999, and have a short operating history, we believe that period-to-period comparisons are less meaningful than an analysis of recent quarterly operating results. Accordingly, we are providing a discussion and analysis of our results of operations that compares the quarter ended April 2, 2000 to the quarter ended January 2, 2000.

   The following table sets forth unaudited quarterly statement of operations data for the five quarters ended April 2, 2000. This unaudited quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                             Quarter Ended
                              ------------------------------------------------
                              Apr. 4,   July 4,    Oct. 3   Jan. 2,   Apr. 2,
                                1999      1999      1999      2000      2000
                              --------  --------  --------  --------  --------
                                             (in thousands)
Net sales.................... $    652  $  3,550  $ 12,158  $ 18,488  $ 22,738
Costs and expenses:
 Cost of sales...............      672     4,879    14,066    18,823    21,596
 Marketing and sales.........    5,189    11,328    16,471    28,504    29,917
 Technology and content......    2,713     3,229     4,232     4,744     6,941
 General and administrative..    1,713     2,204     3,120     4,089     4,806
 Charitable contributions....       --        --     3,600        --        --
 Amortization of intangible
  assets.....................       18        20     5,300     5,302     7,222
 Amortization of stock-based
  compensation...............    1,257     2,326     9,267     2,525     3,343
                              --------  --------  --------  --------  --------
  Total costs and expenses...   11,562    23,986    56,056    63,987    73,825
                              --------  --------  --------  --------  --------
Operating loss...............  (10,910)  (20,436)  (43,898)  (45,499)  (51,087)
Interest income, net.........      318       675     1,925     1,994     1,605
Net loss..................... $(10,592) $(19,761) $(41,973) $(43,505) $(49,482)
                              ========  ========  ========  ========  ========

   Net Sales and Cost of Sales. Net sales includes product sales and charges to customers for shipping and handling less any allowances for product returns, promotional discounts and coupons. Cost of sales includes related cost of products shipped to customers and outbound and inbound shipping costs.

   Net sales for the first quarter of 2000 were $22.7 million, a 23% increase over net sales for the fourth quarter of 1999 of $18.5 million. Our cumulative customer accounts increased to 990,000 at the end of the first quarter of 2000 from 695,000 customer accounts at the end of fourth quarter 1999, an increase of 295,000 customers, or 42%. Orders from repeat customers also increased during the first quarter to 50% of total orders compared to 44% in the fourth quarter of 1999. Pharmaceutical product sales were 53% of net sales in the first quarter of 2000, compared to 57% of net sales in the fourth quarter of 1999. The increase in net sales was a result of an increase in our customer base and an increase in our repeat orders as a percentage of total orders. In the future, the level of our net sales will depend on a number of factors including, but not limited to, the following:

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

   Cost of sales as a percentage of net sales improved to 95% during the first quarter of 2000 from 102% during the fourth quarter of 1999. This improvement is attributable to a decrease in the number of customer orders placed using promotional discounts as a percentage of total customer orders, favorable adjustments to our prices and product mix as well as payments received from vendors in connection with joint merchandising activities performed in the first quarter of 2000. These payments, net of related costs, were netted against cost of sales. Cost of sales as a percentage of net sales will fluctuate based on a number of factors, including, but not limited to, the following:

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

   Marketing and Sales. Marketing and sales expenses consist primarily of advertising and promotional expenditures, distribution expenses, including order processing and fulfillment charges, equipment and supplies, and payroll and related expenses for personnel engaged in marketing, merchandising, customer service and distribution and fulfillment activities. Marketing and sales expenses increased to $29.9 million in the first quarter of 2000 from $28.5 million in the fourth quarter of 1999. The increase was primarily due to expenses associated with the addition of marketing and sales personnel, an increase in advertising media and promotional costs and increased distribution expenses related to the increase in order volume. To the extent that our sales volume increases in future periods, we expect fulfillment and order processing expenses to increase in absolute dollars as we expand the accompanying distribution and fulfillment activities. We intend to continue to pursue an aggressive branding and marketing campaign and, therefore, we expect customer acquisition and marketing expenses to increase in absolute dollars. Additionally in April 2000, we launched our shopping "tab" at Amazon.com. Accordingly, we will begin to recognize expense associated with such arrangement in the second quarter of 2000. --See "Liquidity and Capital Resources." Customer acquisition and marketing expenses may vary considerably from quarter to quarter, depending on the timing of our advertising and promotional campaigns.

   Technology and Content. Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web site and content. These expenses also include payroll and related expenses for information technology personnel, Internet access and hosting charges and Web site content and design expenses. Technology and content expenses increased to $6.9 million in the first quarter of 2000 from $4.7 million in the fourth quarter of 1999, primarily due to increased expenses associated with the addition of information technology personnel, additional use of consultants and contract labor and the integration of Beauty.com. Over the next several months, we expect that our technology and content expenses will increase as we continue to make minor upgrades and enhancements to our Web site and maintain our Web site product listings and content.

   General and Administrative. General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses and other general corporate expenses. General and administrative expenses increased to $4.8 million in the first quarter of 2000 from $4.1 million in the fourth quarter of 1999. The increase was primarily due to increased expenses associated with the addition of general and administrative personnel, recruiting and relocation expenses, the cost of corporate facilities and Beauty.com integration expenses. We expect general and administrative expenses to increase in absolute dollars as we expand our staff and incur additional costs related to the anticipated growth of our business.

   Amortization of Intangible Assets. Amortization of intangible assets increased to $7.2 million in the first quarter of 2000 from $5.3 million in the fourth quarter of 1999, primarily due to the amortization of intangible assets received in connection with the acquisition of Beauty.com.

   Amortization of Stock-based Compensation. Amortization of stock-based compensation increased to $3.3 million in the first quarter of 2000 from $2.5 million in the fourth quarter of 1999. The increase was primarily due to additional deferred stock-based compensation recognized as a result of the acquisition of Beauty.com.

   On May 4, 2000, our board of directors granted options to purchase an aggregate of 3,275,700 shares of our common stock to certain of our existing employees at an exercise price of $7.00 per share. The options were granted under our 1998 stock plan and will vest over a four-year period at the rate of one-fourth of the total number of shares subject to the options six months after the grant date, with the remaining shares vesting in equal installments at the end of each six-month period thereafter. On May 4, 2000 the closing price of our common stock was $8.625 per share. Accordingly, in the second quarter of 2000 we will record deferred stock-based compensation of approximately $5.3 million, which will be amortized over the vesting period of the options.

   Deferred stock-based compensation related to stock options and restricted stock issued to our employees, including the options granted on May 4, 2000, is expected to be recognized as expense for the remainder of fiscal year 2000 and each of the next four fiscal years as follows:

           Fiscal Year                            Amount
           -----------                        --------------
                                              (in thousands)
           Q2-Q4 2000........................    $13,084
           2001..............................     10,303
           2002..............................      2,636
           2003..............................        775
           2004..............................        148

   Interest Income, net. Interest income represents earnings on our cash and cash equivalents net of interest expense associated with capital lease obligations. Interest income was $1.6 million in the first quarter of fiscal 2000 and $2.0 million in the fourth quarter of fiscal 1999. The decrease is due to a lower average outstanding balance of cash, cash equivalents and marketable securities earning interest in the first quarter.

Liquidity and Capital Resources

   On March 15, 2000 we completed the sale of 6,020,000 shares of our common stock at $18.00 per share. Of the 6,020,000 shares sold, 6,000,000 shares were offered by us and 20,000 shares were offered by an existing shareholder. Net proceeds from the sale to us aggregated approximately $101.6 million. As of April 2, 2000 we had $174.7 million of cash, cash equivalents and marketable securities.

   We have incurred net losses of $173.3 million from inception to April 2, 2000. We believe that we will continue to incur net losses for the foreseeable future and that the rate at which we will incur such losses will increase significantly from current levels.

   Net cash used in operating activities was $51.7 million for the first three months of fiscal 2000. This was attributable to the net loss for the quarter of $49.5 million and changes in operating assets and liabilities partially offset by non-cash expenses.

   Net cash provided by investing activities was $58.6 million for the first three months of fiscal 2000. Net cash provided by investing activities for this period primarily consisted of net sales of marketable securities partially offset by leasehold improvements and purchases of equipment and systems, including computer equipment, warehouse handling equipment and furniture and fixtures.

   Net cash provided by financing activities was $102.6 million for the first three months of fiscal 2000. Net cash provided by financing activities during the first three months of fiscal 2000 primarily resulted from $101.6 million in net proceeds from the sale of common stock.

   As April 2, 2000, our principal commitments consisted of obligations outstanding under capital and operating leases and marketing agreements with certain Web portals, including Yahoo!, MSNBC, and Discovery Channel, aggregating approximately $78.5 million through 2012. Additionally, in January 2000, we entered into a strategic agreement with Amazon.com to integrate various shopping features of our Web sites and create a drugstore.com shopping "tab" at Amazon.com. Under the terms of the agreement, we agreed to pay Amazon.com a total of $105.0 million over a three year period, of which $30.0 million was paid at the time the agreement was executed. The remaining $75.0 million is payable to Amazon.com in quarterly installments commencing in July 2001. In addition, in January, we provided letters of credit totaling
$16.0 million as security for leases and certain other operating agreements. These letters of credit must fully be collaterized by an equivalent amount of our cash. As of April 2, 2000, $11.9 million of this cash collateral was classified as current and included in cash and cash equivalents and $4.1 million was classified as long term and included in deposits and other assets. If our combined cash, cash equivalents and marketable securities balance falls below $25.0 million we are contractually obligated to increase these letters of credit and related cash collateral to $20.2 million.

   We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated needs for working capital and capital expenditures into the first half of 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or to obtain credit facilities from lenders. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents and marketable securities. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to our company.

PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  (c) Sales of Unregistered Securities During the Quarter

   In January 2000, we issued 1,066,667 shares of our common stock to Amazon.com, Inc. in exchange for $30.0 million in cash. In January 2000, we acquired Beauty.com. Based on an exchange ratio of approximately 0.1550 shares of drugstore.com common stock for each share of Beauty.com capital stock, we issued an aggregate of 1,266,289 shares of our common stock in exchange for all outstanding shares of Beauty.com capital stock. As part of the Beauty.com transaction we entered into an employment agreement with its founder. These securities were issued in private placement transactions under Section 4(2) of the Securities Act, on the basis that the transactions did not involve any public offering.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

   See Exhibit Index.

  (b) Reports on Form 8-K

   Current report on Form 8-K, filed February 9, 2000, including Selected Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 2, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DRUGSTORE.COM, INC.
                                         (Registrant)

                                     By          /s/ David E. Rostov
                                        ---------------------------------------
                                        David E. Rostov
                                        Vice President, Chief Financial
                                        Officer and Treasurer (principal
                                        financial and chief
                                        accounting officer)

Date: May 12, 2000

                               INDEX TO EXHIBITS

 Exhibit No.                             Description
 -----------                             -----------


  3.1        Amended and Restated Certificate of Incorporation of drugstore.com
             (Incorporated by reference to exhibit number 3.2 to drugstore.com's registration statement on Form S-1 (file number
             333-78813), filed May 19, 1999).


  3.2 Bylaws of drugstore.com, as amended (Incorporated by reference to exhibit number 3.3 to drugstore.com's registration statement on Form S-1 (file number 333-78813), filed May 19, 1999).


 10.35       Agreement dated January 24, 2000 between Amazon.com Commerce
             Services, Inc. and drugstore.com, inc. (Incorporated by reference to exhibit number 10.35 to drugstore.com's registration statement on Form S-1 (file number 333-96441) filed February 9, 2000).


 10.36       Performance Guarantee dated January 24, 2000 by Amazon.com, Inc.
             of Amazon.com Commerce Services, Inc.'s obligations under the Agreement dated January 24, 2000 between Amazon.com Commerce
             Services, Inc. and drugstore.com, inc. (Incorporated by reference to exhibit 10.36 to drugstore.com's registration statement on Form
             S-1 (file number 333-96441) filed February 9, 2000).


 10.37 Stock Purchase Letter Agreement dated January 24, 2000 between drugstore.com, inc. and Amazon.com Commerce Services, Inc.
             (Incorporated by reference to exhibit number 10.37 to drugstore.com's registration statement on Form S-2 (file number
             333-96441) filed February 9, 2000).


 27.1        Financial Data Schedule.