Form 10-Q
period 2000-07-02
DRUGSTORE COM INC
filed 2000-08-11
CIK 1086467

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 2, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from         to

                         Commission File Number 0-78813

                               ----------------

                              DRUGSTORE.COM, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 04-3416255
  (State or other jurisdiction                     (IRS Employer
of incorporation or organization)                Identification No.)

                    13920 Southeast Eastgate Way, Suite 300
                           Bellevue, Washington 98005
                    (Address of principal executive offices)

                                 (425) 372-3200
                        (Registrant's telephone number)

                               ----------------

   Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of common stock, $.0001 par value, outstanding on August 1, 2000 was 53,081,644.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DRUGSTORE.COM, INC.

                                    CONTENTS

PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements............................................     1

         Condensed Consolidated Balance Sheets as of July 2, 2000 and
          January 2, 2000................................................     1

         Condensed Consolidated Statements of Operations for the Three
          and Six Months Ended July 2, 2000 and July 4, 1999.............     2

         Condensed Consolidated Statement of Stockholders' Equity for the
          Six Months Ended July 2, 2000..................................     3

         Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended July 2, 2000 and July 4, 1999.....................     4

         Notes To Condensed Consolidated Financial Statements............     5

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    10

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......    15

PART II--OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds.......................    16

 Item 4. Submission of Matters to a Vote of Security Holders.............    16

 Item 6. Exhibits and Reports on Form 8-K................................    16

 SIGNATURES...............................................................   17

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                              DRUGSTORE.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                           July 2,   January 2,
                                                            2000        2000
                                                         ----------- ----------
                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents............................   $  88,805  $  26,526
  Marketable securities................................      33,466    106,228
  Accounts receivable, less allowance for doubtful
   accounts and sales returns of $210 and $251.........       5,740      4,273
  Inventories..........................................       6,638      2,862
  Prepaid marketing expenses...........................      32,061      8,010
  Other current assets.................................       4,048      1,333
                                                          ---------  ---------
   Total current assets................................     170,758    149,232
  Fixed assets, net of accumulated depreciation of
   $7,128 and $3,179...................................      41,717     25,208
  Intangible assets, net of accumulated amortization of
   $26,049 and $10,673.................................     224,729    200,742
  Prepaid marketing expenses...........................      20,079     19,465
  Note receivable from officer.........................         278        269
  Deposits and other assets............................       4,118        792
                                                          ---------  ---------
   Total assets........................................   $ 461,679  $ 395,708
                                                          =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................   $  24,953  $  25,788
  Accrued compensation.................................       4,302      4,231
  Accrued marketing expenses...........................       8,481      8,520
  Other current liabilities............................       2,035      1,245
  Current portion of capital lease obligations.........       2,794      2,488
                                                          ---------  ---------
   Total current liabilities...........................      42,565     42,272
Capital lease obligations, less current portion........       2,361      2,687
Stockholders' equity:
 Preferred stock, $.0001 par value:
  Authorized shares--10,000,000
   Issued and outstanding shares--none.................         --         --
 Common stock, $.0001 par value, stated at amounts paid
  in:
  Authorized shares--250,000,000
  Issued and outstanding shares--52,958,742 and
   43,508,808 as of July 2, 2000 and January 2, 2000,
   respectively........................................     665,694    485,377
Deferred stock-based compensation......................     (20,944)   (10,770)
Accumulated deficit....................................    (227,997)  (123,858)
                                                          ---------  ---------
Total stockholders' equity.............................     416,753    350,749
                                                          ---------  ---------
Total liabilities and stockholders' equity.............   $ 461,679  $ 395,708
                                                          =========  =========

     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                   Three Months Ended      Six Months Ended
                                  ---------------------  ---------------------
                                   July 2,     July 4,    July 2,     July 4,
                                     2000       1999        2000       1999
                                  ----------  ---------  ----------  ---------
Net sales........................ $   24,602  $   3,550  $   47,340  $   4,202
Costs and expenses:
  Cost of sales..................     21,899      4,879      43,495      5,551
  Marketing and sales (1)........     35,663     11,328      65,580     16,517
  Technology and content (2).....      6,698      3,229      13,639      5,942
  General and
   administrative (3)............      4,949      2,204       9,755      3,917
  Amortization of intangible
   assets........................      8,154         20      15,376         38
  Amortization of stock-based
   compensation..................      4,204      2,326       7,547      3,583
                                  ----------  ---------  ----------  ---------
    Total costs and expenses.....     81,567     23,986     155,392     35,548
                                  ----------  ---------  ----------  ---------
Operating loss...................    (56,965)   (20,436)   (108,052)   (31,346)
Interest income, net.............      2,308        675       3,913        993
                                  ----------  ---------  ----------  ---------
Net loss......................... $  (54,657) $ (19,761) $ (104,139) $ (30,353)
                                  ==========  =========  ==========  =========
Basic and diluted net loss per
 share........................... $    (1.07) $  (19.10) $    (2.16) $  (30.26)
                                  ==========  =========  ==========  =========
Weighted average shares
 outstanding used to compute
 basic and diluted net loss per
 share........................... 50,987,471  1,034,696  48,182,988  1,003,152
                                  ==========  =========  ==========  =========

--------
(1) Excludes amortization of stock-based compensation of $550 and $1,038 for the three and six months ended July 2, 2000, respectively, and $1,057 and $1,448 for the three and six months ended July 4, 1999, respectively.

(2) Excludes amortization of stock-based compensation of $790 and $1,484 for the three and six months ended July 2, 2000, respectively, and $708 and $1,171 for the three and six months ended July 4, 1999, respectively.

(3) Excludes amortization of stock-based compensation of $2,864 and $5,025 for the three and six months ended July 2, 2000, respectively, and $561 and $964 for the three and six months ended July 4, 1999, respectively.

     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (unaudited)

                            Preferred
                              Stock        Common Stock       Deferred
                          ------------- ------------------- Stock-based  Accumulated
                          Shares Amount   Shares    Amount  Compensation   Deficit     Total
                          ------ ------ ---------- -------- ------------ ----------- ---------
Balance at January 2,
 2000...................    --   $ --   43,508,808 $485,377   $(10,770)   $(123,858) $ 350,749
Issuance of common stock
 for cash in secondary
 public offering, net of
 offering costs of
 $6,400.................    --     --    6,000,000  101,600        --           --     101,600
Issuance of common stock
 for marketing services,
 intangible asset and
 software...............    --     --    1,816,667   34,969        --           --      34,969
Issuance of warrant to
 purchase common stock
 for marketing
 services...............    --     --          --     2,199        --           --       2,199
Acquisition of
 Beauty.com.............    --     --    1,266,289   37,277    (15,037)         --      22,240
Exercise of stock
 options................    --     --      276,627      208        --           --         208
Employee stock purchase
 plan...................    --     --       87,719    1,380        --           --       1,380
Deferred stock-based
 compensation, net of
 cancellations..........    --     --        2,632    2,684     (2,684)         --         --
Amortization of stock-
 based compensation.....    --     --          --       --       7,547          --       7,547
Net loss and
 comprehensive loss.....    --     --          --       --         --      (104,139)  (104,139)
                           ----  -----  ---------- --------   --------    ---------  ---------
Balance at July 2,
 2000...................    --   $ --   52,958,742 $665,694   $(20,944)   $(227,997) $ 416,753
                           ====  =====  ========== ========   ========    =========  =========


    See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Six Months Ended
                                                          -------------------
                                                           July 2,   July 4,
                                                            2000       1999
                                                          ---------  --------
Operating Activities:
Net loss................................................. $(104,139) $(30,353)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Non-cash expenses:
    Depreciation.........................................     4,971       969
    Marketing and sales..................................     5,609     3,300
    Amortization of intangible assets....................    15,376        38
    Amortization of stock-based compensation.............     7,547     3,583
  Changes in:
    Accounts receivable..................................    (1,420)     (272)
    Inventories..........................................    (2,829)   (1,498)
    Prepaid marketing expenses...........................    (1,075)      122
    Other current assets.................................    (2,662)     (535)
    Deposits and other assets............................    (3,326)   (1,026)
    Accounts payable and accrued expenses................   (13,385)    7,225
    Other................................................        (9)      (10)
                                                          ---------  --------
Net cash used in operating activities....................   (95,342)  (18,457)

Investing Activities:
Purchases of marketable securities.......................   (23,555)      --
Sales of marketable securities...........................    96,317       --
Purchase of fixed assets.................................   (16,405)   (3,176)
Purchase of intangible assets............................       (32)      (30)
Business acquisition, net of cash received...............      (335)      --
                                                          ---------  --------
Net cash provided by (used in) investing activities......    55,990    (3,206)

Financing Activities:
Proceeds from sale of common stock.......................   101,600       --
Proceeds from exercise of stock options and employee
 stock purchase plan.....................................     1,588       --
Proceeds from sale of preferred stock....................       --     74,963
Proceeds from capital lease obligation...................       --        538
Principal payments on capital lease obligations..........    (1,557)     (159)
                                                          ---------  --------
Net cash provided by financing activities................   101,631    75,342
                                                          ---------  --------
Net increase in cash and cash equivalents................    62,279    53,679
Cash and cash equivalents at beginning of period.........    26,526    14,408
                                                          ---------  --------
Cash and cash equivalents at end of period............... $  88,805  $ 68,087
                                                          =========  ========
Supplemental Cash Flow Information:
Cash paid for interest................................... $     179  $     22
Equipment acquired in capital lease agreements........... $   1,536  $    595
Issuance of equity instruments in exchange for marketing
 services, intangible assets and software................ $  37,168  $  5,024
Issuance of common stock in connection with business
 acquisition............................................. $  37,277  $    --

     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation
   The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000, filed with the Securities and Exchange Commission, on March 16, 2000. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

 Reclassifications.

   Certain prior period amounts have been reclassified to conform with the current period presentation.

 New Accounting Pronouncements.

   In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop a Web site should be capitalized or expensed. This consensus is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company does not expect the adoption of this consensus to have a material impact on its financial statements.

   In March 2000, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues related to stock compensation. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company does not expect the adoption of this consensus to have a material impact on its financial statements.

   In May 2000, the EITF reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives." This consensus addresses the recognition, measurement, and income statement classification for sales incentives (such as discounts, coupons, and rebates) that a company offers to its customers for use in a single transaction. The implementation date of this consensus is the fourth quarter of a registrant's fiscal year beginning after December 15, 1999, or if the information is available, for financial statements issued with the Securities and Exchange Commission after July 20, 2000. This consensus does not have an impact on the Company's financial statements as its current accounting policies are in accordance with EITF Issue 00-14, except for the reclassification of the cost of certain items the Company gives away to its customers in connection with its customer acquisition and retention activities and its branding campaign. The Company has not completed its analysis of the amount of such historical costs that will need to be reclassified from marketing and sales expense to cost of sales.

   In July 2000, the EITF reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance on whether a company should recognize revenue in

                              DRUGSTORE.COM, INC
the amount of the gross amount billed to the customer because it has earned revenue from the sale of the goods or services or whether the company should recognize revenue based on the net amount retained because, in substance, it has earned a commission from the vendor-manufacturer of the goods or services on the sale. As the Company's current accounting policies are in accordance with EITF Issue 99-19, this consensus does not have an impact on the Company's financial statements.

   In July 2000, the EITF reached a consensus on EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." This consensus indicates that amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller. As the Company currently classifies shipping fees charged to a customer in net sales, this consensus does not have an impact on the Company's financial statements.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                Three Months Ended       Six Months Ended
                               ----------------------  ----------------------
                                July 2,     July 4,     July 2,     July 4,
                                  2000        1999        2000        1999
                               ----------  ----------  ----------  ----------
                                (in thousands, except share and per share
                                                  data)
   Net loss................... $  (54,657) $  (19,761) $ (104,139) $  (30,353)
                               ==========  ==========  ==========  ==========
   Weighted average shares
    outstanding............... 52,252,070   2,323,000  49,396,698   2,323,000
   Less weighted average
    shares subject to
    repurchase or contingently
    issuable pursuant to
    contract terms............ (1,264,599) (1,288,304) (1,213,710) (1,319,848)
                               ----------  ----------  ----------  ----------
   Shares used in computation
    of basic and diluted net
    loss per share............ 50,987,471   1,034,696  48,182,988   1,003,152
                               ==========  ==========  ==========  ==========
   Basic and diluted net loss
    per share................. $    (1.07) $   (19.10) $    (2.16) $   (30.26)
                               ==========  ==========  ==========  ==========

   At July 2, 2000 there were 11,697,478 stock options and warrants outstanding that were excluded from the computation of diluted net loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

3. Business Acquisition and Strategic Agreements

 Amazon.com

   In January 2000, the Company reached an agreement with Amazon.com to provide certain advertising and technical services over a three-year term for $105.0 million. The consideration included 1,066,667 shares of the Company's common stock with a fair value of $30.0 million issued immediately in a private placement transaction and minimum cash payments totaling $75.0 million over the three-year term of the agreement. In July 2000, Amazon.com and the Company agreed to reduce the minimum cash payments due over the three-year

                              DRUGSTORE.COM, INC
term of the agreement from $75.0 million to $30.0 million. Additionally, the Company agreed to pay additional amounts in cash if the advertising services exceed certain performance thresholds in the second and third year of the agreement. The Company also issued to Amazon.com a fully vested, nonforfeitable and exercisable warrant to purchase 2.5 million shares of the Company's common stock at $4.94 per share. The Company estimates that the fair value of the warrant was $7.3 million and is amortizing the aggregate minimum value of the total consideration under the agreement of $67.3 million to primarily marketing and sales expense on a straight-line basis over the three-year term of the agreement. During the three and six months ended July 2, 2000, the Company recognized $4.5 million of marketing and sales expense associated with such agreement.

 Beauty.com

   In February 2000, the Company acquired Beauty.com, Inc. ("Beauty.com"), an online retailer of prestige beauty products, in exchange for 1,266,289 shares of the Company's common stock and the assumption of outstanding stock options. In July 2000, the Company and Beauty.com's founder amended certain provisions of the initial purchase agreements, including eliminating the contingency on the issuance of approximately 587,000 shares of the Company's common stock related to the continued employment of Beauty.com's founder and reducing the total consideration to 1,235,530 shares of the Company's common stock. The final purchase price, as amended, was determined to be $37.6 million. Subsequent to the amendment of the purchase agreements, all of the shares will have been issued to the former Beauty.com shareholders except for 126,628 shares that will remain in escrow until January 2001 as security for certain indemnification provisions of the contract. The acquisition has been accounted for as a purchase, and all identifiable assets were assigned a portion of the purchase price based on their respective fair values. In connection with the acquisition and subsequent amendment of the purchase agreements, the Company will recognize approximately $45.1 million of intangible assets that are being allocated to domain names, customer lists and goodwill based on an independent valuation. Of the $45.1 million, approximately $34.3 was recorded as of July 2, 2000 and the remaining $10.8 million will be recorded in the third quarter of 2000, including $10.4 million that has been reclassified from deferred stock-based compensation to goodwill as of the date the purchase agreements were amended. The Company will amortize such intangible assets over the remaining portion of their estimated useful lives of three years.

   The pro forma consolidated financial information for the six month periods ended July 2, 2000 and July 4, 1999, determined as if the Beauty.com acquisition had occurred on January 1, 1999, would have indicated net sales of $47.5 million and $4.2 million, net loss of $109.0 million and $40.9 million, and basic and diluted net loss per share of $2.26 and $24.39, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the Company and Beauty.com been combined during the specified periods.

 Medibuy

   In February 2000, the Company entered into a five-year definitive agreement with Medibuy.com, Inc. ("Medibuy"), an e-commerce solution for healthcare supply procurement, to develop a co-branded e-commerce marketplace targeted at the home healthcare market. Pursuant to this agreement, the Company is required to pay transaction fees to Medibuy for goods it sells on the co-branded Web site as well as new customer referral fees. Medibuy is required to pay drugstore.com a percentage of transaction fees generated on the co-branded Web site from sellers other than drugstore.com. Medibuy is also required to spend at least $10.0 million over the five-year term to promote the co-branded Web site. The agreement may be terminated early by either party if certain performance requirements are not met. As of July 2, 2000, no revenues or expenses had been recorded as a result of this transaction. In connection with this agreement, the Company has received warrants to purchase 700,000 shares of Medibuy common stock. As Medibuy is a privately owned company with a limited operating history, the Company could not determine the fair value of the warrants; accordingly, such amounts are not reflected on the Company's condensed consolidated balance sheet as of July 2, 2000.

                              DRUGSTORE.COM, INC

 WellPoint

   In June 2000, the Company entered into a five-year strategic partnership with WellPoint Health Networks Inc. ("WellPoint"), a leading health plan owned pharmacy benefit management company. Pursuant to this agreement, the Company is designated as WellPoint's preferred Internet pharmacy and drugstore, with access to WellPoint's members. In exchange, the Company issued WellPoint 750,000 shares of the Company's common stock with a fair value of approximately $5.0 million and will make certain cash payments to WellPoint over the five-year term of the agreement. If the 750,000 shares of the Company's common stock do not have a fair value of $10.0 million at the end of the second year, the Company is required to pay WellPoint the difference between the fair value of the stock and $10.0 million, in either cash or the Company's common stock. The Company recorded the fair value of the stock issued in connection with this agreement as an intangible asset and will amortize the asset over the five-year term of the agreement.

 CIGNA

   In June 2000, the Company entered a five-year agreement with CIGNA HealthCare companies ("CIGNA"), one of the nation's leading providers of health benefit programs. Pursuant to this agreement, the Company will provide health and beauty products to CIGNA's plan participants by providing them direct access to the Company's Web site from the home page of CIGNA's Internet site or through CIGNA HealthCare's mail order pharmacy. In exchange, the Company issued CIGNA Healthcare a warrant to purchase 500,000 shares of the Company's common stock at $7.76 per share. The fair value of such warrant was estimated at $2.2 million and will be amortized to marketing and sales expense on a straight-line basis over the five-year term of the agreement.

4. Stockholders' Equity

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

5. Stock Options

   The following table summarizes activity under the Company's stock plans:

                                            Outstanding Options
                            -----------------------------------------------------
                            Shares Available Number of       Weighted-Average
                               for Grant       Shares    Exercise Price per Share
                            ---------------- ----------  ------------------------
   Outstanding at January
    2, 2000................     4,939,089     5,850,658           $16.49
   Plan amendments.........     7,032,404           --               --
   Options granted.........    (6,669,618)    6,669,618           $11.92
   Options exercised.......           --       (276,627)          $  .75
   Options canceled........     1,046,171    (1,046,171)          $13.32
                               ----------    ----------
   Outstanding at July 2,
    2000...................     6,348,046    11,197,478           $14.45
                               ==========    ==========

   As of July 2, 2000, of the total options outstanding, 747,074 were exercisable with a weighted-average exercise price of $7.99 per share.

   On May 4, 2000, the Company's board of directors granted options to purchase an aggregate of 3,275,700 shares of its common stock to certain of its existing employees at an exercise price of $7.00 per share. The options were granted under the Company's 1998 stock plan and will vest over a four-year period at the rate

                              DRUGSTORE.COM, INC
of one-fourth of the total number of shares subject to the options six months after the grant date, with the remaining shares vesting in equal installments at the end of each six-month period thereafter. On May 4, 2000 the closing price of the Company's common stock was $8.625 per share. Accordingly, during the second quarter of 2000 the Company recorded deferred stock-based compensation of approximately $5.3 million, which is being amortized over the vesting period of the options.

6. Subsequent Event

   In August 2000, the Company completed the sale of approximately 8.1 million shares of common stock at $4.9375 per share and approximately 46,000 shares of preferred stock at $493.75 per share. The preferred stock is a participating, non-voting, preferred instrument that automatically converts into common stock upon shareholder approval at a conversion ratio of 100 shares of common stock for one share of preferred stock. Total gross proceeds to the Company aggregated approximately $62.7 million.

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

Overview

   drugstore.com is a leading online drugstore and information site offering A Very Healthy Way to Shop(TM) for health, beauty, wellness, personal care and pharmacy products. As of July 2, 2000, we have sold our products to over 1,222,000 customers. We were incorporated in April 1998 and commercially launched our Web site on February 24, 1999. We designed our store to provide a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. Our Web site can be accessed 24 hours a day, seven days a week from anywhere that a consumer has Internet access. We believe we offer a larger selection of products than typical store-based retailers, along with a wealth of health-related information, buying guides and other tools designed to help consumers make more educated purchasing decisions. Our shopping lists and e-mail reminders are designed to make it easier for our customers to regularly purchase their preferred health and beauty products. We believe that our online store provides a customer with a superior shopping experience.

Results of Operations

   Because we commenced commercial operations on February 24, 1999, and have a short operating history, we believe that period-to-period comparisons are less meaningful than an analysis of recent quarterly operating results. Accordingly, we are providing a discussion and analysis of our results of operations that compares the quarter ended July 2, 2000 to the quarter ended April 2, 2000.

   The following table sets forth unaudited quarterly statement of operations data for the five quarters ended July 2, 2000. This unaudited quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                             Quarter Ended
                              ------------------------------------------------
                              July 4,   Oct. 3,   Jan. 2,   Apr. 2,   July 2,
                                1999      1999      2000      2000      2000
                              --------  --------  --------  --------  --------
                                             (in thousands)
Net sales.................... $  3,550  $ 12,158  $ 18,488  $ 22,738  $ 24,602
Costs and expenses:
 Cost of sales...............    4,879    14,066    18,823    21,596    21,899
 Marketing and sales.........   11,328    16,471    28,504    29,917    35,663
 Technology and content......    3,229     4,232     4,744     6,941     6,698
 General and administrative..    2,204     3,120     4,089     4,806     4,949
 Charitable contributions....      --      3,600       --        --        --
 Amortization of intangible
  assets.....................       20     5,300     5,302     7,222     8,154
 Amortization of stock-based
  compensation...............    2,326     9,267     2,525     3,343     4,204
                              --------  --------  --------  --------  --------
  Total costs and expenses...   23,986    56,056    63,987    73,825    81,567
                              --------  --------  --------  --------  --------
Operating loss...............  (20,436)  (43,898)  (45,499)  (51,087)  (56,965)
Interest income, net.........      675     1,925     1,994     1,605     2,308
                              --------  --------  --------  --------  --------
Net loss..................... $(19,761) $(41,973) $(43,505) $(49,482) $(54,657)
                              ========  ========  ========  ========  ========

   Net Sales and Cost of Sales. Net sales includes product sales and charges to customers for shipping and handling less any allowances for product returns, promotional discounts and coupons. Cost of sales includes related cost of products shipped to customers and outbound and inbound shipping costs.

   Net sales for the second quarter of 2000 were $24.6 million, an 8% increase over net sales for the first quarter of 2000 of $22.7 million. Our cumulative customer accounts increased to 1,222,000 at the end of the second quarter of 2000 from 990,000 customer accounts at the end of first quarter of 2000, an increase of 232,000 or 23%. Orders from repeat customers also increased during the second quarter to 59% of total orders compared to 50% in the first quarter of 2000. Pharmaceutical product sales were 53% of net sales in the second and first quarters of 2000. The increase in net sales was a result of an increase in our customer base and an increase in our repeat orders as a percentage of total orders. In the future, the level of our sales will depend on a number of factors including, but not limited to, the following:

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

  .  The seasonality that we may experience in our business; and

  .  The extent and effectiveness of our marketing efforts.

   Cost of sales as a percentage of net sales improved to 89% during the second quarter of 2000 from 95% during the first quarter of 2000. This improvement is attributable to a decrease in the number of customer orders placed using promotional discounts as a percentage of total customer orders, and favorable adjustments to our prices and product mix. Cost of sales as a percentage of net sales will continue to fluctuate based on a number of factors, including, but not limited to, the following:

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

   Marketing and Sales. Marketing and sales expenses consist primarily of advertising and promotional expenditures, distribution expenses, including order processing and fulfillment charges, equipment and supplies, and payroll and related expenses for personnel engaged in marketing, merchandising, customer service and distribution and fulfillment activities. Marketing and sales expenses increased to $35.7 million in the second quarter of 2000 from $29.9 million in the first quarter of 2000. The increase was primarily due to expenses associated with advertising media costs as well as the launch of our shopping "tab" at Amazon.com in April 2000. To the extent that our sales volume increases in future periods, we expect fulfillment and order processing expenses to increase in absolute dollars as we expand the accompanying distribution and fulfillment activities. Customer acquisition and marketing expenses vary considerably from quarter to quarter, depending on the timing of our advertising and promotional campaigns.

   Technology and Content. Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web site and content. These expenses also include payroll and related expenses for information technology personnel, Internet access and hosting charges and Web site content and design expenses. Technology and content expenses decreased to $6.7 million in the second quarter of 2000 from $6.9 million in the first quarter of 2000, primarily due to a decrease in expenses related to operating the Beauty.com Web site as a result of eliminating duplicate facilities and technology personnel in the second quarter of 2000. Over the next several months, we expect that our technology and content expenses will increase as we continue to make minor upgrades and enhancements to our Web site and maintain our Web site product listings and content.

   General and Administrative. General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, and other general corporate expenses. General and administrative expenses increased slightly to $4.9 million in the second quarter of 2000 from $4.8 million in the first quarter of 2000, primarily due to additional rent expense related to the expansion of our corporate headquarters. We expect general and administrative expenses to increase in absolute dollars as we expand our staff and incur additional costs related to the anticipated growth of our business.

   Amortization of Intangible Assets. Amortization of intangible assets increased to $8.2 million in second quarter of 2000 from $7.2 million in the first quarter of 2000, due to the amortization of intangible assets received in connection with the acquisition of Beauty.com.

   Amortization of Stock-based Compensation. Amortization of stock-based compensation increased to $4.2 million in the second quarter of 2000 from $3.3 million in the first quarter of 2000. The increase was primarily due to additional deferred stock-based compensation recognized as a result of the acquisition of Beauty.com as well as additional options granted to employees in May 2000.

   On May 4, 2000, our board of directors granted options to purchase an aggregate of 3,275,700 shares of our common stock to certain of our existing employees at an exercise price of $7.00 per share. The options were granted under our 1998 stock plan and will vest over a four-year period at the rate of one-fourth of the total number of shares subject to the options six months after the grant date, with the remaining shares vesting in equal installments at the end of each six-month period thereafter. On May 4, 2000 the closing price of our common stock was $8.625 per share. Accordingly, in the second quarter of 2000 we recorded deferred stock-based compensation of approximately $5.3 million, which is being amortized over the vesting period of the options.

   In July 2000, we amended certain provisions of the Beauty.com purchase agreements. Accordingly, in the third quarter of 2000 approximately
$10.4 million of deferred stock-based compensation (representing the $15.0 million recognized in the initial purchase net of amortization) will be reclassified to goodwill since none of the purchase consideration will be contingent on the continued employment of Beauty.com's founder.

   Based on the balance of deferred stock-based compensation as of July 2, 2000, as adjusted for the effect of the amendments to the Beauty.com purchase agreements, we expect to subsequently recognize the following amounts as expense for the remainder of fiscal year 2000 and each of the next four fiscal years:

         Fiscal Year                                  Amount
         -----------                              --------------
                                                  (in thousands)
         Q3-Q4 2000..............................     $4,243
         2001....................................      3,651
         2002....................................      1,852
         2003....................................        665
         2004....................................        122

   Interest Income, net. Interest income represents earnings on our cash, cash equivalents and marketable securities net of interest expense associated with capital lease obligations. Interest income was $2.3 million in the second quarter of 2000 and $1.6 million in the first quarter of 2000. The increase is due to an increase in our average outstanding balance of cash, cash equivalents and marketable securities earning interest in the second quarter of 2000.

Liquidity and Capital Resources

   We have incurred net losses of $228.0 million from inception to July 2, 2000. We believe that we will continue to incur operating and net losses for at least the next four years and possibly longer. As of July 2, 2000 we had $122.3 million of cash, cash equivalents and marketable securities.

   Net cash used in operating activities was $95.3 million for the first six months of fiscal 2000. Net cash used in operating activities for this period primarily consisted of net losses and changes in operating assets and liabilities partially offset by non-cash expenses.

   Net cash provided by investing activities was $56.0 million for the first six months of fiscal 2000. Net cash provided by investing activities for this period primarily consisted of net sales of marketable securities partially offset by leasehold improvements and purchases of equipment and systems, including computer equipment, warehouse handling equipment and furniture and fixtures.

   Net cash provided by financing activities was $101.6 million for the first six months of fiscal 2000. Net cash provided by financing activities during the first six months of fiscal 2000 primarily resulted from the sale of 6,020,000 shares of common stock at $18.00 per share completed in March 2000. Net proceeds from the sale to us aggregated approximately $101.6 million.

   In August 2000, we completed the sale of approximately 8.1 million shares of common stock at $4.9375 per share and approximately 46,000 shares of preferred stock at $493.75 per share. The preferred stock is a participating, non-voting, preferred instrument that automatically converts into common stock upon shareholder approval at a conversion ratio of 100 shares of common stock for one share of preferred stock. Total gross proceeds to us aggregated approximately $62.7 million.

   Our principal commitments consist of obligations outstanding under capital and operating leases, marketing agreements with certain Web portals, including Yahoo!, MSNBC, and Discovery Channel, as well as long-term marketing agreements with Amazon.com and WellPoint Health Networks Inc., aggregating approximately $122.5 million through 2012. In addition in January, we provided letters of credit totaling $3.5 million as security for leases. These letters of credit must be fully collaterized by an equivalent amount of our cash. As of July 2, 2000, this cash collateral was classified as long term and included in deposits and other assets.

   We believe that our existing cash, cash equivalents and marketable securities as of July 2, 2000, as well as the cash received in connection with our financing in August 2000, will be sufficient to meet our anticipated needs for working capital and capital expenditures into the fourth quarter of 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or to obtain credit facilities from lenders. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

New Accounting Pronouncements

   In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop a web site should be capitalized or expensed. This consensus is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. We do not expect the adoption of this consensus to have a material impact on our financial statements.

   In March 2000, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues related to stock compensation. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We do not expect the adoption of this consensus to have a material impact on our financial statements.

   In May 2000, the EITF reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives." This consensus addresses the recognition, measurement, and income statement classification for sales incentives (such as discounts, coupons, and rebates) that a company offers to its customers for use in a single transaction. The implementation date of this consensus is the fourth quarter of a registrant's fiscal year beginning after December 15, 1999, or if the information is available, for financial statements issued with the

Securities and Exchange Commission after July 20, 2000. This consensus does not have an impact on our financial statements as our current accounting policies are in accordance with EITF Issue 00-14, except for the reclassification of the cost of certain items we give away to our customers in connection with our customer acquisition and retention activities and our branding campaign. We have not completed our analysis of the amount of such historical costs that will need to be reclassified from marketing and sales expense to cost of sales.

   In July 2000, the EITF reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance on whether a company should recognize revenue in the amount of the gross amount billed to the customer because it has earned revenue from the sale of the goods or services or whether the company should recognize revenue based on the net amount retained because, in substance, it has earned a commission from the vendor-manufacturer of the goods or services on the sale. As our current accounting policies are in accordance with EITF Issue 99-19, this consensus does not have an impact on our financial statements.

   In July 2000, the EITF reached a consensus on EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." This consensus indicates that amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue. As we currently classify shipping fees charged to a customer in net sales, this consensus does not have an impact on our financial statements. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller. It is possible that organizations responsible for promulgating accounting standards may address the classification of costs related to shipping and handling incurred by a seller in the future.

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

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  (c) Sales of Unregistered Securities During the Quarter

   In June 2000, we issued 750,000 shares of our common stock with a fair value of $5.0 million to WellPoint Health Networks Inc. in exchange for access to its 22 million-member network. These securities were issued in private placement transactions under Section 4(2) of the Securities Act, on the basis that the transactions did not involve any public offering.

Item 4. Submission of Matters to a Vote of Security Holders

   Our annual meeting of shareholders was held on June 21, 2000. The following matters were voted upon at the meeting:

   Proposal 1: The following directors were elected:

                         Nominee                       Votes For  Votes Withheld
                         -------                       ---------- --------------
   Peter M. Neupert................................... 49,570,307     90,296
   Jeffrey P. Bezos................................... 49,573,643     86,960
   Brook H. Byers..................................... 49,576,252     84,351
   L. John Doerr...................................... 49,577,512     83,091
   Melinda French Gates............................... 49,576,133     93,470
   Mary Sammons....................................... 49,573,022     87,581
   William D. Savoy................................... 49,575,911     84,692
   Howard Shultz...................................... 49,570,185     90,418

   Proposal 2: The amendment to our 1998 Stock Option Plan to provide for an increase in the number of shares of common stock available for issuance was approved, with 39,547,447 votes for, 1,637,545 votes against and 47,158 abstentions.

   Proposal 3: The ratification of the appointment of Ernst & Young LLP to serve as our independent auditors for the 2000 fiscal year was approved, with 49,586,387 votes for, 50,161 votes against and 24,055 abstentions.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

   See Exhibit Index.

  (b) Reports on Form 8-K

   Current report on Form 8-K, filed August 7, 2000, regarding a Stock Purchase Agreement and Preferred Stock Purchase Agreement with several purchasers. Such purchasers agreed to purchase $62,682,811.65 of Common Stock and Convertible, Non-Voting Preferred Stock from us.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          DRUGSTORE.COM, INC.
                                              (Registrant)

                                                  /s/ David E. Rostov
                                          By: _________________________________
                                                      David E. Rostov
                                              Vice President, Chief Financial
                                              Officer and Treasurer (principal
                                               financial and chief accounting
                                                          officer)

Date: August 11, 2000

                               INDEX TO EXHIBITS

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    Amended and Restated Certificate of Incorporation of drugstore.com
         (Incorporated by reference to exhibit number 3.2 to drugstore.com's registration statement on Form S-1 (file number 333-78813), filed May 19, 1999).

  3.1a   Certificate of Designation.

 10.2    1998 Stock Plan.

 10.38   Third Addendum to Fourth Amended and Restated Investors' Rights
         Agreement dated January 24, 2000 (Incorporated by reference to exhibit
         10.38 to drugstore.com's registration statement on Form S-1 (file number 333-96441) filed February 9, 2000).

 27.1    Financial Data Schedule.