Form 10-Q
period 2000-10-01
DRUGSTORE COM INC
filed 2000-11-15
CIK 1086467

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the quarterly period ended October 1, 2000

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

                               ----------------

   Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of common stock, $.0001 par value, outstanding on November 1, 2000 was 61,219,698.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              DRUGSTORE.COM, INC.

                                    CONTENTS

PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements............................................     3

         Condensed Consolidated Balance Sheets as of October 1, 2000 and
          January 2, 2000................................................     3

         Condensed Consolidated Statements of Operations for the Three
          and Nine Months Ended October 1, 2000 and October 3, 1999......     4

         Condensed Consolidated Statement of Stockholders' Equity for the
          Nine Months Ended October 1, 2000..............................     5

         Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended October 1, 2000 and October 3, 1999...............     6

         Notes To Condensed Consolidated Financial Statements............     7

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......    17

PART II--OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds.......................    18

 Item 4. Submission of Matters to a Vote of Security Holders.............    18

 Item 6. Exhibits and Reports on Form 8-K................................    18

 SIGNATURES...............................................................   19

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                              DRUGSTORE.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                         October 1,  January 2,
                                                            2000        2000
                                                         ----------- ----------
                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents............................   $ 112,559  $  26,526
  Marketable securities................................      34,511    106,228
  Accounts receivable, less allowance for doubtful
   accounts and sales
   returns of $194 and $251............................       6,090      4,273
  Inventories..........................................       6,073      2,862
  Prepaid marketing expenses...........................      33,210      8,010
  Other current assets.................................       4,108      1,333
                                                          ---------  ---------
   Total current assets................................     196,551    149,232
  Fixed assets, net of accumulated depreciation of
   $10,446 and $3,179..................................      41,606     25,208
  Intangible assets, net of accumulated amortization of
   $35,485 and $10,673.................................     226,046    200,742
  Prepaid marketing expenses...........................      19,396     19,465
  Note receivable from officer.........................         282        269
  Deposits and other assets............................       6,604        792
                                                          ---------  ---------
   Total assets........................................   $ 490,485  $ 395,708
                                                          =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................   $  18,025  $  25,788
  Accrued compensation.................................       4,291      4,231
  Accrued marketing expenses...........................       4,430      8,520
  Other current liabilities............................       2,713      1,245
  Current portion of capital lease obligations.........       2,867      2,488
                                                          ---------  ---------
   Total current liabilities...........................      32,326     42,272
Capital lease obligations, less current portion........       3,326      2,687
Stockholders' equity:
 Preferred stock, $.0001 par value:
  Series 1 preferred stock
  Authorized shares--100,000
  Issued and outstanding shares--45,939.89 and none as
   of October 1, 2000 and January 2, 2000,
   respectively........................................      22,683        --
 Common stock, $.0001 par value, stated at amounts paid
  in:
  Authorized shares--250,000,000
  Issued and outstanding shares--61,205,132 and
   43,508,808 as of October 1, 2000 and January 2,
   2000, respectively..................................     712,091    485,377
Deferred stock-based compensation......................      (6,241)   (10,770)
Accumulated deficit....................................    (273,700)  (123,858)
                                                          ---------  ---------
Total stockholders' equity.............................     454,833    350,749
                                                          ---------  ---------
Total liabilities and stockholders' equity.............   $ 490,485  $ 395,708
                                                          =========  =========

     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                 Three Months Ended       Nine Months Ended
                                ----------------------  ----------------------
                                October 1,  October 3,  October 1,  October 3,
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
Net sales...................... $   26,480  $   12,158  $   73,820  $   16,360
Costs and expenses:
  Cost of sales................     24,047      14,729      69,795      21,830
  Fulfillment and order
   processing (1)..............      9,222       5,702      28,111       8,403
  Marketing and sales (2)......     17,081      10,106      61,519      22,372
  Technology and content (3)...      6,889       4,232      20,528      10,174
  General and administrative
   (4).........................      4,927       3,120      14,682       7,037
  Charitable contributions.....         --       3,600          --       3,600
  Amortization of intangible
   assets......................      9,687       5,300      25,063       5,338
  Amortization of stock-based
   compensation................      2,709       9,267      10,256      12,850
                                ----------  ----------  ----------  ----------
    Total costs and expenses...     74,562      56,056     229,954      91,604
                                ----------  ----------  ----------  ----------
Operating loss.................    (48,082)    (43,898)   (156,134)    (75,244)
Interest income, net...........      2,379       1,925       6,292       2,918
                                ----------  ----------  ----------  ----------
Net loss....................... $  (45,703) $  (41,973) $ (149,842) $  (72,326)
                                ==========  ==========  ==========  ==========
Basic and diluted net loss per
 share......................... $    (0.80) $    (1.33) $    (2.92) $    (6.54)
                                ==========  ==========  ==========  ==========
Weighted average shares
 outstanding used to compute
 basic and diluted net loss per
 share......................... 57,324,506  31,512,007  51,230,164  11,062,231
                                ==========  ==========  ==========  ==========

--------
(1) Excludes amortization of stock-based compensation of $251 and $791 for the three and nine months ended October 1, 2000, respectively, and $271 and $1,003 for the three and nine months ended October 3, 1999, respectively.
(2) Excludes amortization of stock-based compensation of $194 and $692 for the three and nine months ended October 1, 2000, respectively, and $1,086 and $1,802 for the three and nine months ended October 3, 1999, respectively.
(3) Excludes amortization of stock-based compensation of $705 and $2,189 for the three and nine months ended October 1, 2000, respectively, and $1,041 and $2,212 for the three and nine months ended October 3, 1999, respectively.
(4) Excludes amortization of stock-based compensation of $1,559 and $6,584 for the three and nine months ended October 1, 2000, respectively, and $6,869 and $7,833 for the three and nine months ended October 3, 1999, respectively.

    See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (unaudited)

                           Preferred Stock     Common Stock       Deferred
                          ----------------- ------------------- Stock-based  Accumulated
                           Shares   Amount    Shares    Amount  Compensation   Deficit     Total
                          --------- ------- ---------- -------- ------------ ----------- ---------
Balance at January 2,
 2000...................        --  $   --  43,508,808 $485,377   $(10,770)   $(123,858) $ 350,749
Issuance of common stock
 for cash in secondary
 public offering, net of
 offering costs of
 $6,400.................        --      --   6,000,000  101,600        --           --     101,600
Issuance of common and
 preferred stock for
 cash in private
 placement, net of
 offering costs of
 $420...................  45,939.89  22,683  8,101,264   39,580        --           --      62,263
Issuance of common stock
 for marketing services,
 intangible asset and
 software...............        --      --   1,816,667   35,220        --           --      35,220
Issuance of warrant to
 purchase common stock
 for marketing
 services...............        --      --         --     9,499        --           --       9,499
Acquisition of
 Beauty.com.............        --      --   1,235,530   37,619     (4,626)         --      32,993
Exercise of stock
 options................        --      --     339,832      242        --           --         242
Employee stock purchase
 plan...................        --      --     200,399    1,853        --           --       1,853
Deferred stock-based
 compensation, net of
 cancellations..........        --      --       2,632    1,101     (1,101)         --         --
Amortization of stock-
 based compensation.....        --      --         --       --      10,256          --      10,256
Net loss and
 comprehensive loss.....        --      --         --       --         --      (149,842)  (149,842)
                          --------- ------- ---------- --------   --------    ---------  ---------
Balance at October 1,
 2000...................  45,939.89 $22,683 61,205,132 $712,091   $ (6,241)   $(273,700) $ 454,833
                          ========= ======= ========== ========   ========    =========  =========

     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                             Nine Months Ended
                                                           ----------------------
                                                           October 1,  October 3,
                                                              2000        1999
                                                           ----------  ----------
Operating Activities:
Net loss.................................................  $(149,842)   $(72,326)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Non-cash expenses:
   Depreciation..........................................      8,317       1,974
   Marketing and sales...................................     11,900       4,374
   Charitable contributions..............................        --        3,600
   Amortization of intangible assets.....................     25,063       5,338
   Amortization of stock-based compensation..............     10,256      12,850
  Changes in:
   Accounts receivable...................................     (1,770)     (2,266)
   Inventories...........................................     (2,264)     (2,311)
   Prepaid marketing expenses............................       (532)     (1,763)
   Other current assets..................................     (2,722)       (447)
   Deposits and other assets.............................     (5,812)     (1,116)
   Accounts payable and accrued expenses.................    (19,910)     16,746
   Other.................................................        (13)        (98)
                                                           ---------    --------
Net cash used in operating activities....................   (127,329)    (35,445)

Investing Activities:
Purchases of marketable securities.......................    (27,258)        --
Sales of marketable securities...........................     98,975         --
Purchase of fixed assets.................................    (21,794)     (7,893)
Purchase of intangible assets............................        (32)        (95)
Business acquisition, net of cash received...............       (335)        --
                                                           ---------    --------
Net cash provided by (used in) investing activities......     49,556      (7,988)

Financing Activities:
Proceeds from sale of common stock.......................    141,180     104,578
Proceeds from exercise of stock options and employee
 stock purchase plan.....................................      2,095          85
Proceeds from sale of preferred stock....................     22,683      84,598
Proceeds from capital lease obligation...................        127         538
Principal payments on capital lease obligations..........     (2,279)       (472)
                                                           ---------    --------
Net cash provided by financing activities................    163,806     189,327
                                                           ---------    --------
Net increase in cash and cash equivalents................     86,033     145,894
Cash and cash equivalents at beginning of period.........     26,526      14,408
                                                           ---------    --------
Cash and cash equivalents at end of period...............  $ 112,559    $160,302
                                                           =========    ========

Supplemental Cash Flow Information:
Cash paid for interest...................................  $     264    $     56
Equipment acquired in capital lease agreements...........  $   3,170    $    945
Issuance of equity instruments in exchange for prepaid
 marketing, intangible assets, software and a vendor
 agreement...............................................  $  44,719    $238,956
Issuance of common stock in connection with business
 acquisition.............................................  $  37,619    $    --

     See accompanying notes to condensed consolidated financial statements.

                              DRUGSTORE.COM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K/A for the year ended January 2, 2000, filed with the Securities and Exchange Commission, on March 16, 2000. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

 Reclassifications.

   Certain prior period amounts have been reclassified to conform with the current period presentation.

 New Accounting Pronouncements.

   In July 1999, the Financial Accounting Standards Board (FASB) announced the delay of the effective date of Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), to the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. The Company does not expect the adoption of this consensus to have a material impact on its financial statements.

   In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop a Web site should be capitalized or expensed. The Company adopted this consensus in the third quarter of 2000, and it did not have a material impact on the Company's financial statements.

   In May 2000, the EITF reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives." This consensus addresses the recognition, measurement, and income statement classification for sales incentives (such as discounts, coupons, and rebates) that a company offers to its customers for use in a single transaction. The Company adopted EITF issue 00-14 in the third quarter of 2000. Accordingly, expenses related to promotional inventory included in shipments to customers, formerly classified as marketing and sales expense, are now classified as cost of sales. All prior periods have been retroactively reclassified to reflect this modification. The adoption of EITF Issue No. 00-14 did not impact the Company's net sales, operating losses or net losses as previously reported.

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

                              DRUGSTORE.COM, INC

Company's current accounting policies are in accordance with EITF Issue 99-19, this consensus does not have an impact on the Company's financial statements.

   In July 2000, the EITF reached a consensus on EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." This consensus indicates that amounts billed to a customer in a sale transaction related to shipping and handling, if any, represents revenue to the vendor and should be classified as revenue. As the Company currently classifies shipping fees charged to a customer in net sales, this did not have an impact on the Company's financial statements. In September 2000, the EITF reached a final consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Task Force determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. A company may adopt a policy of including shipping and handling costs in cost of sales, or if shipping costs or handling costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. The Company includes costs of shipping in cost of sales; however, in accordance with this consensus, handling costs, formerly classified in marketing and sales expense, have been displayed separately as fulfillment and order processing expenses. Handling costs include distribution center equipment and packaging supplies; per-unit fulfillment fees charged by third parties; credit card fees and payroll and expenses for personnel engaged in customer service, purchasing and fulfillment. All prior periods have been retroactively reclassified to reflect this modification. The adoption of EITF Issue No. 00-10 did not impact the Company's net sales, operating losses or net losses as previously reported.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                Three Months Ended       Nine Months Ended
                               ----------------------  ----------------------
                               October 1,  October 3,  October 1,  October 3,
                                  2000        1999        2000        1999
                               ----------  ----------  ----------  ----------
                                (in thousands, except share and per share
                                                  data)
   Net loss................... $  (45,703) $  (41,973) $ (149,842) $  (72,326)
                               ==========  ==========  ==========  ==========
   Weighted average shares
    outstanding............... 58,187,663  32,880,973  52,309,668  12,284,572
   Less weighted average
    shares subject to
    repurchase or contingently
    issuable pursuant to
    contract terms............   (863,157) (1,368,966) (1,079,504) (1,222,341)
                               ----------  ----------  ----------  ----------
   Shares used in computation
    of basic and diluted net
    loss per share............ 57,324,506  31,512,007  51,230,164  11,062,231
                               ==========  ==========  ==========  ==========
   Basic and diluted net loss
    per share................. $    (0.80) $    (1.33) $    (2.92) $    (6.54)
                               ==========  ==========  ==========  ==========

   At October 1, 2000 there were 14,261,106 stock options and warrants outstanding that were excluded from the computation of diluted net loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

                              DRUGSTORE.COM, INC

3. Business Acquisition and Strategic Agreements

 Amazon.com

   In January 2000, the Company reached an agreement with Amazon.com, Inc. (Amazon.com) to provide certain advertising and technical services over a three-year term for $105.0 million. The consideration included 1,066,667 shares of the Company's common stock with a fair value of $30.0 million issued immediately in a private placement transaction and minimum cash payments totaling $75.0 million over the three-year term of the agreement. In July 2000, Amazon.com and the Company agreed to reduce the remaining minimum cash payments due over the three-year term of the agreement from $75.0 million to $30.0 million. Additionally, the Company agreed to pay additional amounts in cash if the advertising services exceed certain performance thresholds in the second and third year of the agreement. The Company also issued to Amazon.com a fully vested, nonforfeitable and exercisable warrant to purchase 2.5 million shares of the Company's common stock at $4.94 per share. The Company estimates that the fair value of the warrant was $7.3 million and is amortizing the aggregate minimum value of the total consideration under the agreement of $67.3 million to primarily marketing and sales expense on a straight-line basis over the three-year term of the agreement. For the three and ninth month periods ended October 1, 2000, the Company recognized marketing and sales expense associated with such agreement of $5.4 million and $9.8 million, respectively.

 Beauty.com

   In February 2000, the Company acquired Beauty.com, Inc. (Beauty.com), an online retailer of prestige beauty products, in exchange for 1,266,289 shares of the Company's common stock and the assumption of outstanding stock options. In July 2000, the Company and Beauty.com's founder amended certain provisions of the initial purchase agreements, including eliminating the contingency on the issuance of approximately 587,000 shares of the Company's common stock related to the continued employment of Beauty.com's founder and reducing the total consideration to 1,235,530 shares of the Company's common stock. The final purchase price, as amended, was determined to be $37.6 million. Subsequent to the amendment of the purchase agreements, all of the shares will have been issued to the former Beauty.com shareholders except for 126,628 shares that will remain in escrow until January 2001 as security for certain indemnification provisions of the contract. The acquisition has been accounted for as a purchase, and all identifiable assets were assigned a portion of the purchase price based on their respective fair values. In connection with the acquisition and subsequent amendment of the purchase agreements, the Company recognized approximately $45.1 million of intangible assets allocated to domain names, customer lists and goodwill based on an independent valuation. Of the $45.1 million, $10.8 million was recorded in the third quarter of 2000, including $10.4 million that was reclassified from deferred stock-based compensation to goodwill as of the date the purchase agreements were amended. These intangible assets are being amortized over the remaining portion of their estimated useful lives of three years.

   The pro forma consolidated financial information for the nine month periods ended October 1, 2000 and October 3, 1999, determined as if the Beauty.com acquisition had occurred on January 1, 1999, would have indicated net sales of $74.0 million and $16.4 million, net loss of $154.7 million and $88.1 million, and basic and diluted net loss per share of $3.02 and $7.50, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the Company and Beauty.com been combined during the specified periods.

 Medibuy

   In February 2000, the Company entered into a five-year definitive agreement with Medibuy.com, Inc. (Medibuy), an e-commerce solution for healthcare supply procurement, to develop a co-branded e-commerce

                              DRUGSTORE.COM, INC
marketplace targeted at the home healthcare market. Pursuant to this agreement, the Company is required to pay transaction fees to Medibuy for goods it sells on the co-branded Web site as well as new customer referral fees. Medibuy is required to pay drugstore.com a percentage of transaction fees generated on the co-branded Web site from sellers other than drugstore.com. Medibuy is also required to spend at least $10.0 million over the five-year term to promote the co-branded Web site. The agreement may be terminated early by either party if certain performance requirements are not met. As of October 1, 2000, no revenues or expenses had been recorded as a result of this transaction. In connection with this agreement, the Company has received a warrant to purchase 700,000 shares of Medibuy common stock. As Medibuy is a privately owned company with a limited operating history, the Company could not determine the fair value of the warrants; accordingly, such amounts are not reflected on the Company's condensed consolidated balance sheet as of October 1, 2000.

 WellPoint

   In June 2000, the Company entered into a five-year strategic partnership with WellPoint Health Networks Inc. (WellPoint), a leading health plan owned pharmacy benefit management company. Pursuant to this agreement, the Company is designated as WellPoint's preferred Internet pharmacy and drugstore, with access to WellPoint's members. In exchange, the Company issued WellPoint 750,000 shares of the Company's common stock with a fair value of approximately $5.0 million and will make certain cash payments to WellPoint over the five-year term of the agreement. If the 750,000 shares of the Company's common stock does not have a fair value of $10.0 million at the end of the second year, the Company is required to pay WellPoint the difference between the fair value of the stock and $10.0 million, in either cash or the Company's common stock. The Company recorded the fair value of the stock issued in connection with this agreement as an intangible asset and is amortizing the asset over the five-year term of the agreement.

 CIGNA

   In June 2000, the Company entered a five-year agreement with CIGNA HealthCare companies (CIGNA), one of the nation's leading providers of health benefit programs. Pursuant to this agreement, the Company will provide health and beauty products to CIGNA's plan participants by providing them direct access to the Company's Web site from the home page of CIGNA's Internet site or through CIGNA HealthCare's mail order pharmacy. In exchange, the Company issued CIGNA Healthcare a warrant to purchase 500,000 shares of the Company's common stock at $7.76 per share. The fair value of such warrant was estimated at $2.2 million and will be amortized to marketing and sales expense on a straight-line basis over the five-year term of the agreement.

4. Stockholders' Equity

   On March 15, 2000, the Company completed the sale of 6,020,000 shares of its common stock at $18.00 per share. Of the 6,020,000 shares offered, 6,000,000 were offered by the Company and 20,000 were offered by an existing stockholder. Net proceeds to the Company aggregated approximately $101.6 million.

   In August 2000, the Company completed the sale of approximately 8.1 million shares of common stock at $4.9375 per share and approximately 46,000 shares of preferred stock at $493.75 per share. The preferred stock is a participating, non-voting, preferred instrument that converted into 4,593,989 shares of common stock on November 10, 2000 upon stockholder approval. Net proceeds to the Company aggregated approximately $62.3 million.

                              DRUGSTORE.COM, INC

5. Stock Options

     The following table summarizes activity under the Company's stock plans:

                                                     Outstanding Options
                                             ------------------------------------
                            Shares Available Number of       Weighted-Average
                               for Grant       Shares    Exercise Price per Share
                            ---------------- ----------  ------------------------
   Outstanding at January
    2, 2000................     4,939,089     5,850,658           $16.49
   Plan amendments.........     7,032,404           --               --
   Options granted.........    (7,554,618)    7,554,618           $11.12
   Options exercised.......           --       (339,832)          $  .71
   Options canceled........     1,804,338    (1,804,338)          $13.08
                               ----------    ----------
   Outstanding at October
    1, 2000................     6,221,213    11,261,106           $13.91
                               ==========    ==========

   As of October 1, 2000, of the total options outstanding, 936,986 were exercisable with a weighted-average exercise price of $10.74 per share.

   On May 4, 2000, the Company's board of directors granted options to purchase an aggregate of 3,275,700 shares of its common stock to certain of its existing employees at an exercise price of $7.00 per share. The options were granted under the Company's 1998 stock plan and will vest over a four-year period at the rate of one-fourth of the total number of shares subject to the options six months after the grant date, with the remaining shares vesting in equal installments at the end of each six-month period thereafter. On May 4, 2000 the closing price of the Company's common stock was approximately $8.63 per share. Accordingly, during the second quarter of 2000 the Company recorded deferred stock-based compensation of approximately $5.3 million, which is being amortized over the vesting period of the options.

   On October 12, 2000, the Company's board of directors granted options to purchase an aggregate of approximately 4.0 million shares of its common stock to certain of its existing employees at an exercise price of $0.01 per share. The options were granted under the Company's 1998 stock plan and will vest over an 18 month period at the rate of 40% of the total number of shares subject to the options six months after the grant date, with the remaining shares vesting in equal installments at the end of each six-month period thereafter. On October 12, 2000 the closing price of the Company's common stock was approximately $2.69 per share. Accordingly, during the fourth quarter of 2000 the Company will record deferred stock-based compensation of approximately $10.7 million, which will be amortized over the vesting period of the options.

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

Overview

   drugstore.com is a leading online drugstore and information site offering A Very Healthy Way to Shop(TM) for health, beauty, wellness, personal care and pharmacy products. As of October 1, 2000, we had sold our products to over 1,412,000 customers. We were incorporated in April 1998 and commercially launched our Web site on February 24, 1999. We designed our store to provide a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. Our Web site can be accessed 24 hours a day, seven days a week from anywhere that a consumer has Internet access. We believe we offer a larger selection of products than typical store-based retailers, along with a wealth of health-related information, buying guides and other tools designed to help consumers make more educated purchasing decisions. Our shopping lists and e-mail reminders are designed to make it easier for our customers to regularly purchase their preferred health and beauty products. We believe that our online store delivers a superior shopping experience.

Results of Operations

   Because we commenced commercial operations on February 24, 1999, and have a short operating history, we believe that period-to-period comparisons are less meaningful than an analysis of recent quarterly operating results. Accordingly, we are providing a discussion and analysis of our results of operations that compares the quarter ended October 1, 2000 to the quarter ended July 2, 2000.

   The following table sets forth unaudited quarterly statement of operations data for the five quarters ended October 1, 2000. This unaudited quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                             Quarter Ended
                              ------------------------------------------------
                              Oct. 3,   Jan. 2,   Apr. 2,   Jul. 2,   Oct. 1,
                                1999      2000      2000      2000      2000
                              --------  --------  --------  --------  --------
Net sales.................... $ 12,158  $ 18,488  $ 22,738  $ 24,602  $ 26,480
Costs and expenses:
 Cost of sales...............   14,729    21,502    22,881    22,867    24,047
 Fulfillment and order
  processing.................    5,702     7,582     9,602     9,287     9,222
 Marketing and sales.........   10,106    18,243    19,030    25,408    17,081
 Technology and content......    4,232     4,744     6,941     6,698     6,889
 General and administrative..    3,120     4,089     4,806     4,949     4,927
 Charitable contributions....    3,600       --        --        --        --
 Amortization of intangible
  assets.....................    5,300     5,302     7,222     8,154     9,687
 Amortization of stock-based
  compensation...............    9,267     2,525     3,343     4,204     2,709
                              --------  --------  --------  --------  --------
  Total costs and expenses...   56,056    63,987    73,825    81,567    74,562
                              --------  --------  --------  --------  --------
Operating loss...............  (43,898)  (45,499)  (51,087)  (56,965)  (48,082)
 Interest income, net........    1,925     1,994     1,605     2,308     2,379
                              --------  --------  --------  --------  --------
Net loss..................... $(41,973) $(43,505) $(49,482) $(54,657) $(45,703)
                              ========  ========  ========  ========  ========

   Net Sales. Net sales includes product sales and charges to customers for shipping and handling less any allowances for product returns, promotional discounts and coupons.

   Net sales for the third quarter of 2000 were $26.5 million, an 8% increase over net sales for the second quarter of 2000 of $24.6 million. Our cumulative customer accounts increased to 1,412,000 at the end of the third quarter of 2000 from 1,222,000 customer accounts at the end of second quarter 2000, an increase of 190,000 or 16%. Orders from repeat customers also increased during the third quarter to 65% of total orders compared to 59% in the second quarter of 2000. Pharmaceutical product sales were 56% of net sales in the third quarter of 2000, compared to 53% of net sales in the second quarter of 2000. The increase in net sales was a result of an increase in our customer base and an increase in our repeat orders as a percentage of total orders. We expect that our net sales for the fourth quarter of 2000 will be between $29.0 million and $30.0 million and that net sales for 2001 will be between approximately $135.0 million and $145.0 million. In the future, the level of our sales will depend on a number of factors including, but not limited to, the following:

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

   Cost of Sales. Cost of sales includes related cost of products shipped to customers and outbound and inbound shipping costs. In the third quarter of 2000, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives". Accordingly, expenses related to promotional inventory included in shipments to customers, formerly classified as marketing and sales expense, are now classified as cost of sales. All prior periods have been retroactively reclassified to reflect this modification.

   Cost of sales as a percentage of net sales improved to 90.8% during the third quarter of 2000 from 92.9% during the second quarter of 2000. This improvement was primarily attributable to better buying power for our pharmaceutical products as a result of our relationship with Rite Aid. We expect that our cost of sales as a percentage of net sales for the fourth quarter of 2000 will be approximately 88.5% and that cost of sales as a percentage of net sales for 2001 will range between approximately 84.0% and 86.0%. Cost of sales as a percentage of net sales will continue to fluctuate based on a number of factors, including, but not limited to, the following:

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

   Fulfillment and Order Processing. In the third quarter of 2000, the Company adopted EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". Accordingly, handling costs, formerly classified in marketing and sales expense, have been displayed separately as fulfillment and order processing expenses. Handling costs include distribution center equipment and packaging supplies; per-unit fulfillment fees charged by third parties; credit card fees and payroll and expenses for personnel engaged in customer service, purchasing and fulfillment. All prior periods have been retroactively reclassified to reflect this modification. Fulfillment and order processing expense decreased to $9.2 million in the third quarter of 2000, from $9.3 million in the second quarter of 2000, primarily due to efficiencies gained at our distribution center during the quarter. To the extent that our sales volume increases in future periods, we expect fulfillment and order processing expenses to increase in absolute dollars as we expand the accompanying distribution and fulfillment activities.

   Marketing and Sales. Marketing and sales expenses consist primarily of advertising and promotional expenditures, and payroll and related expenses for personnel engaged in marketing and merchandising. Marketing and sales expenses decreased to $17.1 million in the third quarter of 2000 from $25.4 million in the second quarter of 2000. The decrease was primarily due to the reduction of television and radio advertising during the quarter. We expect that our marketing and sales expenses for 2001 will be between approximately $50.0 million and $60.0 million. Customer acquisition and marketing expenses vary considerably from quarter to quarter, depending on the timing of our advertising and promotional campaigns.

   Technology and Content. Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web site and content. These expenses also include payroll and related expenses for information technology personnel, Internet access and hosting charges and Web site content and design expenses. Technology and content expenses increased to $6.9 million in the third quarter of 2000 from $6.7 million in the second quarter of 2000, primarily due to minor system upgrades and enhancements. Over the next few quarters, we expect technology and content expenses to remain relatively consistent with the third quarter of 2000.

   General and Administrative. General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, and other general corporate expenses. General and administrative remained constant at $4.9 million for the second and third quarters of 2000. Over the next few quarters, we expect general and administrative expenses to remain relatively consistent with the third quarter of 2000.

   Amortization of Intangible Assets. Amortization of intangible assets increased to $9.7 million in third quarter of 2000 from $8.2 million in the second quarter of 2000, due to the reclassification of approximately $10.4 million of deferred stock-based compensation related to Beauty.com to goodwill as a result of an amendment to the Beauty.com purchase agreements.

   Amortization of Stock-based Compensation. Amortization of stock-based compensation decreased to $2.7 million in the third quarter of 2000 from $4.2 million in the second quarter of 2000. The decrease was primarily due to the reclassification of approximately $10.4 million of deferred stock-based compensation related to Beauty.com to goodwill as a result of an amendment to the Beauty.com purchase agreements.

   On May 4, 2000, our board of directors granted options to purchase an aggregate of 3,275,700 shares of our common stock to certain of our existing employees at an exercise price of $7.00 per share. The options were granted under our 1998 stock plan and will vest over a four-year period at the rate of one-fourth of the total number of shares subject to the options six months after the grant date, with the remaining shares vesting in equal installments at the end of each six-month period thereafter. On May 4, 2000 the closing price of our common stock was approximately $8.63 per share. Accordingly, in the second quarter of 2000 we recorded deferred stock-based compensation of approximately $5.3 million, which is being amortized over the vesting period of the options.

   On October 12, 2000, our board of directors granted options to purchase an aggregate of approximately 4.0 million shares of our common stock to certain of our existing employees at an exercise price of $0.01 per share. The options were granted under our 1998 stock plan and will vest over an 18 month period at the rate of 40% of the total number of shares subject to the options six months after the grant date, with the remaining shares vesting in equal installments at the end of each six-month period thereafter. On October 12, 2000 the closing price of our common stock was approximately $2.69 per share. Accordingly, during the fourth quarter of 2000 we will record deferred stock-based compensation of approximately $10.7 million, which will be amortized over the vesting period of the options.

   Deferred stock-based compensation related to stock options and restricted stock issued to our employees, including the options granted on October 12, 2000, is expected to be recognized as expense for the remainder of fiscal year 2000 and each of the next four fiscal years as follows:

         Fiscal Year                                  Amount
         -----------                              --------------
                                                  (in thousands)
         Q4 2000.................................     $4,661
         2001....................................      9,617
         2002....................................      2,021
         2003....................................        546
         2004....................................         99

   Interest Income, net. Interest income represents earnings on our cash, cash equivalents and marketable securities net of interest expense associated with capital lease obligations. Interest income was $2.4 million in the third quarter of 2000 and $2.3 million in the second quarter of 2000. The increase is due to an increase in our average outstanding balance of cash, cash equivalents and marketable securities earning interest during the third quarter.

Liquidity and Capital Resources

   We have incurred net losses of $273.7 million from inception to October 1, 2000. We believe that we will continue to incur operating and net losses for at least the next four years and possibly longer. As of October 1, 2000 we had $147.1 million of cash, cash equivalents and marketable securities.

   Net cash used in operating activities was $127.3 million for the first nine months of fiscal 2000. Net cash used in operating activities for this period primarily consisted of net losses and changes in operating assets and liabilities partially offset by non-cash expenses.

   Net cash provided by investing activities was $49.6 million for the first nine months of fiscal 2000. Net cash provided by investing activities for this period primarily consisted of net sales of marketable securities partially offset by leasehold improvements and purchases of equipment and systems, including computer equipment, warehouse handling equipment and furniture and fixtures.

   Net cash provided by financing activities was $163.8 million for the first nine months of fiscal 2000. Net cash provided by financing activities during the first nine months of fiscal 2000 primarily resulted from the sale of 6.0 million shares of our common stock at $18.00 per share in March 2000 and the sale of approximately 8.1 million shares of common stock at $4.9375 per share and approximately 46,000 shares of preferred stock at $493.75 per share in August of 2000. Net proceeds from these sales to us aggregated approximately $163.9 million.

   Our principal commitments consist of approximately $110.8 million of obligations through 2012 which are outstanding under capital and operating leases, marketing agreements with certain Web portals, including Yahoo! and MSNBC, as well as long-term marketing agreements with Amazon.com and WellPoint Health Networks Inc. In addition, we have provided letters of credit totaling approximately $6.0 million as security for leases. These letters of credit are fully collaterized by an equivalent amount of our cash. As of October 1, 2000, this cash collateral was classified as long term and included in deposits and other assets.

   We believe that our existing cash, cash equivalents and marketable securities as of October 1, 2000 will be sufficient to meet our anticipated needs for working capital and capital expenditures into the first half of 2002. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or to obtain credit facilities from lenders. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

New Accounting Pronouncements

   In July 1999, the Financial Accounting Standards Board (FASB) announced the delay of the effective date of Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), to the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. We do not expect the adoption of this consensus to have a material impact on our financial statements.

   In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop a Web site should be capitalized or expensed. We adopted this consensus in the third quarter of 2000, and it did not have a material impact on our financial statements.

   In May 2000, the EITF reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives." This consensus addresses the recognition, measurement, and income statement classification for sales incentives (such as discounts, coupons, and rebates) that a company offers to its customers for use in a single transaction. We adopted EITF issue 00-14 in the third quarter of 2000. Accordingly, expenses related to promotional inventory included in shipments to customers, formerly classified as marketing and sales expense, are now classified as cost of sales. All prior periods have been retroactively reclassified to reflect this modification. The adoption of EITF Issue No. 00-14 did impact on our net sales, operating losses or net losses as previously reported.

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

   In July 2000, the EITF reached a consensus on EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." This consensus indicates that amounts billed to a customer in a sale transaction related to shipping and handling, if any, represents revenue to the vendor and should be classified as revenue. As we currently classify shipping fees charged to a customer in net sales, this did not have an impact our financial statements. In September 2000, the EITF reached a final consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Task Force determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. A company may adopt a policy of including shipping and handling costs in cost of sales, or if shipping costs or handling costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. We include costs of shipping in cost of sales; however, in accordance with this consensus, handling costs, formerly classified in marketing and sales expense, have been displayed separately as fulfillment and order processing expenses. Handling costs include distribution center equipment and packaging supplies; per-unit fulfillment fees charged by third parties; credit card fees and payroll and expenses for personnel engaged in customer service, purchasing and fulfillment. All prior periods have been retroactively reclassified to reflect this modification. The adoption of EITF Issue No. 00-10 did not impact our net sales, operating losses or net losses as previously reported.

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

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  (c) Sales of Unregistered Securities During the Quarter

   In August 2000, we sold approximately 8.1 million shares of our common stock at $4.9375 per share and approximately 46,000 shares of preferred stock at $493.75 per share. The preferred stock is a participating, non-voting, preferred instrument that converted into 4,593,989 shares of common stock on November 10, 2000 upon stockholder approval. Total net proceeds to the Company aggregated approximately $62.3 million. These securities were issued in private placement transactions under Section 4(2) of the Securities Act, on the basis that the transactions did not involve any public offering.

Item 4. Submission of Matters to a Vote of Security Holders

   On November 10, 2000, we held a special meeting of the stockholders. The purpose of the meeting was to vote upon a proposal to approve the conversion by the holders of shares of our outstanding Series 1 preferred stock into shares of our common stock. This proposal was approved with 48,496,996 votes for, 175,846 votes against and 28,133 abstentions.

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

Date: November 15, 2000

                               INDEX TO EXHIBITS

 Exhibit
   No.                                 Description
 -------                               -----------
  4.1    Form of drugstore.com's common stock certificate (Incorporated by reference to exhibit 4.1 to drugstore.com's registration statement on
         Form S-3/A (file number 333-45266), filed October 2, 2000).

  4.2 Amazon.com Warrant dated July 30, 2000 (Incorporated by reference to exhibit 4.3 to drugstore.com's registration statement on Form S-3
         (file number 333-45266), filed September 6, 2000).

  4.3 Tel-Drug Agreement dated June 26, 2000 (Incorporated by reference to exhibit 4.4 to drugstore.com's registration statement on Form S-3
         (file number 333-45266), filed September 6, 2000).

 10.1 Common Stock Purchase Agreement dated July 30, 2000 (Incorporated by reference to exhibit 10.1 to drugstore.com's registration statement on Form S-3 (file number 333-45266), filed September 6, 2000).

 10.2    Series 1 Preferred Stock Purchase Agreement dated July 30, 2000
         (Incorporated by reference to exhibit 10.2 to drugstore.com's registration statement on Form S-3 (file number 333-45266), filed
         September 6, 2000).

 10.3    Amendment No. 1, dated July 29, 2000, to the Agreement between
         Amazon.com Commerce Services, Inc. and the Registrant dated January
         24, 2000 (Incorporated by reference to exhibit 10.3 to drugstore.com's registration statement on Form S-3 (file number 333-45266), filed
         September 6, 2000).

 10.4    Agreement between drugstore.com, inc. and WellPoint Health Networks
         Inc. dated June 23, 2000 (Incorporated by reference to exhibit 10.4 to drugstore.com's registration statement on Form S-3 (file number 333-
         45266), filed September 6, 2000).

 10.5    Fourth Addendum to Fourth Amended and Restated Investors' Rights
         Agreement dated September 29, 2000 (Incorporated by reference to exhibit 10.7 to drugstore.com's registration statement on Form S-3/A
         (file number 333-45266), filed October 2, 2000).

 27.1    Financial Data Schedule.