Form 10-K
period 2000-12-31
DRUGSTORE COM INC
filed 2001-03-30
CIK 1086467

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the fiscal year ended December 31, 2000

                        Commission File Number: 0-26137

                               ----------------

                              drugstore.com, inc.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                 04-3416255
  (State or Other Jurisdiction                    (I.R.S. Employer
of Incorporation or Organization)               Identification No.)

       13920 Southeast Eastgate Way, Suite 300 Bellevue, Washington 98005
                                 (425) 372-3200
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's Principal Executive Offices)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.0001 per share
                                (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $34,557,954 as of March 1, 2001, based upon the closing price of $1.3125 on the Nasdaq National Market reported on such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 1, 2001, the number of shares of Common Stock outstanding was 66,067,272.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                              drugstore.com, inc.

                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 2000

                                     Index

                                                                          Page
                                                                          ----
                                      PART I

 ITEM 1.  BUSINESS......................................................    1

 ITEM 2.  PROPERTIES....................................................   17

 ITEM 3.  LEGAL PROCEEDINGS.............................................   17

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   17

                                      PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..........................................   18

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   19

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION.....................................   20

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   42

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   42

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   42

                                     PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   43

 ITEM 11. EXECUTIVE COMPENSATION........................................   43

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   43

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   43

                                      PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
           FORM 8- K....................................................   44

                                     PART I

ITEM 1. BUSINESS

Overview

   drugstore.com is a leading online drugstore and information site offering A Very Healthy Way to Shop(TM) for health, beauty, wellness, personal care and pharmacy products. We also sell prestige beauty products through Beauty.com, an online retailer of prestige beauty products that we acquired in February 2000. As of December 31, 2000, we have sold our products to approximately 1,669,000 customers. We were incorporated in April 1998 and commercially launched our Web site on February 24, 1999. We have designed our store to provide a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. Our Web site can be accessed 24 hours a day, seven days a week from anywhere that a consumer has Internet access. We believe we offer a larger selection of products than typical store-based retailers, along with a wealth of health-related information, buying guides and other tools designed to help consumers make more educated purchasing decisions. Our shopping lists and e-mail reminders are designed to make it easier for our customers to regularly purchase their preferred products. We believe that our online store provides a customer with a superior shopping experience.

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

   Beauty. The beauty category includes cosmetics, fragrances and a variety of skin care products. Some of the factors driving consumer demand for beauty products include regular and seasonal new product introductions, as well as changing fashion trends. Consumers often seek advice regarding these trends or the functionality of new products. The beauty category can be broadly classified into two subcategories: mass market and prestige products. Consumers for mass market beauty products typically purchase such products in mass market retailers, drugstores and supermarkets. In February 2000 we acquired Beauty.com, Inc., an online retailer of prestige beauty products. Consumers for prestige products generally shop in department stores, beauty specialty stores, or spas and salons. Representative brands carried in our beauty product category include Revlon, L'Oreal, Cover Girl and Neutrogena.

   Wellness. The wellness category includes vitamins, nutritional supplements, herbs, homeopathy, and other natural products. We believe that increasing consumer interest in nutritional and wellness products to improve physical and mental well-being has contributed to growth in this category. We believe supplemental product information is important to these consumers because they are interested in the intended physiological effects of these products. Consumers can obtain these products at chain drugstores, mass market retailers, supermarkets, warehouse clubs, and specialty stores as well as through catalogs or online vitamin and nutrition stores. Representative brands carried in our wellness product category include Centrum, One-A-Day, Nature Made, Twinlab, Natrol and Nature's Way. We are also the exclusive online retailer of General Nutrition Companies, Inc. (GNC) wellness products.

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

  .  Easy Access to Drug Information and Personalized Pharmacy
     Advice. Consumers can access our extensive drug information library directly at our Web site, anytime at their own convenience. Patient information and drugstore.com drug prices can be accessed via our drug index. We provide information to help consumers understand generic drug alternatives and determine whether their medicines interact with each other. We also provide health- and pharmacy-related editorial content. Our pharmacists can provide personal guidance by phone or e-mail to ensure that each customer understands the correct usage, possible side effects and expected beneficial outcomes of a prescription or an over-the-counter medication.

   Communication. We can communicate with customers on a regular basis through the convenience of e-mail. In addition to our Ask Your Pharmacist feature, we offer the following means of communication with our store:

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

   Privacy. Customers can shop in the privacy of their own homes or offices. When shopping at a physical store, many shoppers feel embarrassed or uncomfortable buying items that may reveal personally-sensitive aspects of their health or lifestyle to store personnel or other shoppers. Shoppers at drugstore.com avoid these problems. Through Ask Your Pharmacist, customers can obtain answers to questions that they would otherwise be uncomfortable asking in public.

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

Shopping at drugstore.com

   Shoppers at drugstore.com see a home page that highlights our six product departments, as well as editorial content and promotions. A shopper can browse through the store by clicking on the permanently displayed department names, move directly to a department's home page and view promotions and featured products. All product lists allow a shopper to select products based on brand or unique attributes of the category, such as tartar control or whitening for toothpaste, or color for lipstick or eye shadow. Shoppers can also search the site by entering text in the search box at the top of any page.

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

Pharmacy Services

   The pharmacy services at drugstore.com are provided by experienced professionals using advanced information technologies. We employ licensed pharmacists who ensure private, personal customer service. We have received Verified Internet Pharmacy Practice Sites (VIPPS) certification from the National Association of Boards of Pharmacy. The VIPPS program sets standards for Internet pharmacies and informs the public of those Web sites that are fully licensed and have agreed to comply with its standards. We are able to ship prescription products to all 50 U.S. states, and through our arrangement with Rite Aid, customers may also order refills of their existing Rite Aid prescriptions on our Web site for pick-up at any of the almost 3,800 Rite Aid stores in the United States or for delivery using one of our standard delivery options.

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

  . eMedAlert. We innovated the eMedAlert(TM) program to alert our customers to critical and timely information regarding prescriptions and over-the-counter product warnings, updates and recalls. Through the eMedAlert program, our goal is to rapidly communicate vital, complete and up-to-date drug and product recall/warning information to customers in a private, secure manner. The eMedAlert program combines public notifications on our Web site with targeted e-mail messages sent to customers who have purchased the drug or product that is the subject of the recall/warning.

  . Consumer Drug Interaction Checker. Consumers can use this feature to research interactions among prescription drugs, herbal supplements and dietary supplements, as well as to identify ingredient duplications between drugs. The checker also allows consumers to search for potential interactions between medications and food, alcohol and tobacco products.

  . Frequently Asked Questions. Working in conjunction with our pharmacists, we have created a searchable database of almost 800 answers to frequently asked health questions.

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

  . Verifying Prescriptions. Our pharmacists verify the validity and completeness of prescription drug orders utilizing methods similar to those used by community-based pharmacists. The standard practice for verification of prescription drug orders is that the pharmacist will contact the physician's office by telephone or fax if there is any reason to question the validity, accuracy or authenticity of any order. In addition, our pharmacists call and verify the validity of prescription drug orders for allowable controlled substances, i.e.,
     Schedule III-V drugs. In addition, our pharmacists verify that all legally required information is recorded on the prescription drug order and utilize a database to verify physician identifying information, if necessary.

  . Drug Utilization Review. To use our prescription drug services, all customers are asked to provide our pharmacists with information regarding drug allergies, current medical conditions and current medications. Our pharmacists use advanced technologies to cross-check every prescription against the information we receive from the customer for drug-, disease- and allergy-drug interactions.

   Payment. Customers may pay for their prescriptions with cash, by credit card or by entering insurance information that shows that they are covered by a managed care organization, insurance plan or PBM with whom we have a contract. To date, the majority of our prescriptions have been submitted by customers with insurance coverage. As a result of our relationship with Rite Aid, we are able to fill prescriptions for most customers with pharmacy benefits covered by a plan accepted by Rite Aid, and we participate in substantially all of the retail pharmacy networks of Advanced PCS that were formerly owned by PCS and the retail pharmacy networks managed by WellPoint Health Networks, Inc. (WellPoint). In total, these networks claim to provide pharmacy benefit management services for more than 70 million individuals in the United States.

   Pharmacy Supply. Until we opened our own distribution center facility, a substantial majority of our pharmaceutical products delivered by mail were supplied by RxAmerica. Upon the opening of our own distribution center in January 2000, we became obligated to purchase all of our pharmaceutical products from Rite Aid, unless we are able to obtain better overall terms from another vendor. We currently expect that Rite Aid will continue to be the supplier for a majority of our pharmaceutical product purchases. This purchase commitment will continue for the term of the Rite Aid relationship.

Marketing and Promotion of our Site

   Our marketing and promotion strategy is designed to build brand recognition, increase customer traffic to our store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.

   We intend to continue to use the unique resources of the Internet as a means of marketing in an effort to encourage traffic and repeat purchases. Our advertising campaigns are focused on highly visited Internet portals, health-related Web sites and other highly visited Web sites. We also have strategic relationships with Amazon.com, Rite Aid and GNC, all of whom promote our Web site. We believe that the marketing benefits of our relationship with Amazon.com include the integration of various shopping features of our Web site, the creation of a persistent drugstore.com shopping presence on Amazon.com's Web site and the promotion of our site by one of the premier e-commerce companies. In addition, Rite Aid has agreed to include drugstore.com in a significant portion of Rite Aid's own advertisements, as well as on shopping bags, prescription vials caps, in-store signs and permanent links from its Web site. We also extend our market presence through our Associates Program, which enables associated Web sites to make our products and services available to their audiences through a link to our Web site.

Merchandising Strategy

   We believe that the breadth and depth of our product selection, together with the flexibility of our online store and our range of helpful and useful shopping services, enables us to pursue a strong merchandising strategy. Aspects of this strategy include:

   Easy Access to a Wide Selection of Products. Our easy-to-use Web site and robust search capabilities enable customers to browse our product selection by brand, product and price, as well as combinations of these categories. For example, a customer can easily search for all aspirin products or for Tylenol for children without consulting store personnel or searching traditional store shelves. Combination searching allows customers to find desired items easily among our large selection of products.

   Flexible & Unique Merchandising. Our online store gives us flexibility to change featured products or promotions without having to alter the physical layout of a store. We are also able to dynamically adjust our product mix in response to changing customer demand, new seasons or upcoming holidays and introduce special promotions. Our technology also allows us to customize the shopping experience by personalizing the products that are presented to customers.

   Specialty Stores. We have created specialty stores in each of our product categories. One specialty store, the boutique, sells high-end cosmetics. We have also established the GNC LiveWell Store, which is dedicated to GNC nutritional products and other products typically sold in GNC stores. We are the exclusive distributor of GNC brand products on the Internet subject to our meeting performance parameters during the third and fifth years of the relationship. The specialty store format allows us to market products by life stage, life style, health condition, specific consumer groups or seasonal themes. Other specialty stores include natural, baby, salon, home spa and holiday store.

   Extensive Product Information. A key component of our merchandising strategy is the ability to use information as a tool for consumers. We combine manufacturer information with editorial information to allow customers to make more informed buying decisions and to comparison-shop more easily for products. In addition, our Web site allows us to market products to customers in many different ways, such as by product category or by product characteristics, such as price or ingredients.

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

   Marketing Programs for Suppliers. We host programs for branded manufacturers to strategically market their brands. These programs motivate the manufacturers to invest resources in marketing on our Web site. We believe that these branded promotions improve the customer's shopping experience, because the manufacturers provide our customers with purchase incentives along with the information to make informed purchase and treatment decisions.

Delivery of Our Customer's Orders

   In January 2000, we began operating our own 290,000 square foot distribution center in New Jersey to achieve greater control over the distribution process and to ensure adequate supplies of products to our customers. As of June 2000, all of our orders delivered by mail are processed from our distribution center. In connection with opening our distribution center, we also expanded our pharmacy operations through our arrangement with Rite Aid. Operating our own distribution center facility has required us to hire and train a significant number of new employees, increase inventory levels substantially and establish a significant number of direct relationships with manufacturers.

   In connection with establishing our own distribution center, we became obligated to buy our pharmaceutical products from Rite Aid, unless we are able to obtain better overall terms from other vendors. As the number of orders filled out of the pharmacy operation in our distribution center increases, we expect that purchases from Rite Aid will account for an increasingly significant portion of our total pharmaceutical product purchases. For prescriptions filled through the pharmacy, we operate under our arrangement with Rite Aid. For prescriptions filled through our distribution center facility, our pharmacists perform all aspects of the prescription fulfillment process and all aspects of customer service working together with a Rite Aid "pharmacist in charge."

   Our warehouse management system provides us real-time data on inventory receiving, shipping, inventory quantities and inventory location. This enables us to notify customers on a real-time basis if the product is in stock. In addition, we offer an order tracking system for our customers on our Web site.

   The inventories of Rite Aid and other vendors consist of items typically found in traditional chain drugstores. Rite Aid purchases its pharmaceutical products from a variety of manufacturers as well as wholesalers.

   For nonpharmaceutical orders, we generally charge our customers a shipping charge that covers a portion of our expenses of shipping. We offer a variety of shipping options, including next-day delivery for orders received during the business week. We ship anywhere in the United States that is served by the United Parcel Service or the U.S. Postal Service. Priority orders are flagged and expedited through our fulfillment processes. For non-prescription product orders, our goal is to ship within 24 hours of the time the order is placed. For prescription products, our goal is to ship as soon as the prescription has been verified and our pharmacists have completed drug utilization reviews.

   In addition, customers are able to order refills of their existing Rite Aid prescriptions online at our Web site for pick-up at their choice of any one of the almost 3,800 Rite Aid stores or for delivery using one of our standard delivery options.

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

   Our core merchandise catalog, customer interaction, order collection, fulfillment and back-end systems are proprietary to drugstore.com, but are available to Amazon.com under our agreement with them. Our software platform and architecture are integrated with an Oracle database system. The systems were designed to provide real-time connectivity to the distribution center systems for pharmacy and the non-pharmacy products. These include an inventory-tracking system, real-time order tracking system, executive information system and replenishment system. Our Internet servers use SSL technology with Verisign issued digital certificates to help conduct secure communications and transactions. Our systems infrastructure is hosted at Exodus Communications in Tukwila, Washington, which provides communication lines from multiple providers including UUNet and AT&T, as well as 24 hour monitoring and engineering support. Exodus has its own generators and multiple back up systems in Tukwila.

   We maintain customer care centers in our Bellevue, Washington office and in our prescription distribution facility in New Jersey, and use a real time interactive voice response system with transfer capabilities between our customer care centers in these locations. We also operate a toll-free number, 1-800-DRUGSTORE, through which customers can place orders and receive information. In addition, customers who choose not to transmit their credit card information via the Internet have the option of submitting their credit card information by telephone.

Competition

   The online commerce market for health, beauty, wellness, personal care and pharmacy products is intensely competitive and highly fragmented. Our competitors can be divided into several groups: chain drugstores, such as Walgreen's, CVS and Eckerd; mass market retailers such as Wal-Mart, Kmart and Target; supermarkets, such as Safeway, Albertson's and Kroger; specialty retailers and major department stores, such as Nordstrom, Macys and Bloomingdale's; prescription benefit managers, such as Express Scripts and Merck-Medco; Internet portals and online service providers that feature shopping services, such as America Online, MSN and Yahoo!; and other online retailers and/or mail order retailers of health, beauty, wellness, personal care and/or pharmaceutical products. Each of these competitors operates within one or more of the health, beauty, wellness, personal care and pharmacy product categories.

   We believe that the following are principal competitive factors in our market:

  .  Brand recognition;

  .  Product selection;

  .  Convenience;

  .  Price;

  .  Web site features, functionality and performance;

  .  Customer service;

  .  Quality of information services; and

  .  Reliability and speed of order shipment.

   Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially more resources to their Web site and systems development than we can. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.

   Some of our current and potential competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Traditional store-based retailers can also sell products to address immediate, acute care needs, which we and other online sites cannot do.

Strategic Relationships

 Relationship with Amazon.com

   We have a strategic relationship with Amazon.com whereby Amazon.com advertises our Web service. We believe that the benefits of our relationship with Amazon.com include their advertising of our Web site and the beneficial aspects of our being associated with one of the premier e-commerce companies. Amazon.com is our largest shareholder, and Jeffrey P. Bezos, Amazon.com's chairman of the board and chief executive officer is a member of our board of directors. As part of our relationship with Amazon.com, we entered into a technology license and advertising agreement. This agreement extends for ten years and can be terminated for breach or in the event that we are acquired by a competitor of Amazon.com. This agreement contains provisions generally relating to the sharing of technology and technical support; however, we have decided to develop our own technology and there has been no exchange of technology by either party to date. Specifically, this agreement provides for the license of substantially all of each company's technology to the other for use within their respective businesses that may be developed through August 10, 2008. Neither company may use the other's technology to compete against the other. In addition, each party has committed to providing the other with advertising on our respective Web sites through the term of the agreement as mutually agreed upon. In addition, we agreed not to place advertisements competitive to Amazon.com's business on our site. We have also agreed not to sell advertising on our Web site to, link our Web site to, or promote on our Web site any company that sells products or services competitive with those which Amazon.com offers or which Amazon.com is preparing to produce or market. We are currently restricted with respect to books, music, videos electronics, toys, home improvement products, software, gift centers, cards, auctions and third party marketplace services through which third parties may advertise and sell products or services. If Amazon.com expands into other areas this may further limit the companies we can promote on our Web site. If we are acquired by an Amazon.com competitor and Amazon.com does not vote in favor of the transaction, we would lose our rights to advertise on Amazon.com's website, to restrict Amazon.com's ability to compete in the online drugstore business, and to use Amazon.com's technology (if we are then using any).

   On January 24, 2000 we entered into an agreement with Amazon.com to integrate various shopping features of our Web site and to create a persistent drugstore.com shopping presence on Amazon.com's Web site. Amazon.com has agreed to promote the drugstore.com health and beauty product section of its Web site to its customer base in a manner similar to its efforts with respect to its other product sections. Under the agreement, the parties will also work to implement additional features on the Amazon.com Web site designed to improve customer shopping experiences, including integrated search and browse capabilities and a shared shopping basket. The agreement also contains exclusivity provisions restricting (1) the percentage of total revenues we can obtain from the sale on our Web site of products or services other than health, beauty (including cosmetics, fragrance, bathing and hair and skin products), wellness, personal care and prescription drug products, and (2) the percentage of revenues Amazon.com or any other Amazon.com marketing partner can receive from the sale of these types of products on its Web site other than through its relationship with us. The consideration for the agreement included 1,066,667 shares of our common stock with a fair value of $30.0 million issued immediately in a private placement transaction and minimum cash payments totaling $75.0 million over the three-year term of the agreement. In July 2000, Amazon.com agreed to reduce the remaining minimum cash payments due over the three-year term of the agreement from $75.0 million to $30.0 million. Additionally, we agreed to pay additional amounts in cash if the advertising services exceed certain performance thresholds in the second and third year of the agreement. We also issued to Amazon.com a fully vested, nonforfeitable and exercisable warrant to purchase 2.5 million shares of our common stock at $4.94 per share. The agreement may be terminated for breach or on the occurrence of certain other events.

Relationship With Rite Aid

   In June 1999, we entered into a strategic relationship with Rite Aid. Under the relationship, customers are able to order refills of their existing Rite Aid prescriptions from us at our site and either use our standard delivery options or pick up the prescriptions at the almost 3,800 Rite Aid stores nationwide. We recognize revenues on all orders filled by us or picked up at Rite Aid stores where our customer has used our Web site to order prescriptions. In the case of orders from customers who have elected to pick up their prescriptions in a Rite Aid store, we pay Rite Aid for the cost of such products based on a contractually agreed upon price. In addition, Rite Aid and drugstore.com have agreed to promote each other's services both online and offline, including a link from Rite Aid's Web site to our Web site. We believe that potential benefits of our relationship with Rite Aid include additional revenue and traffic generated by customers who visit our Web site, the pharmacy benefit coverage provided by the insurance companies and PBMs with which Rite Aid has a relationship, including PCS, and the co-promotion and co-branding activities both companies have undertaken. In connection with this relationship, Rite Aid also became one of our largest stockholders, and as of March 1, 2001, owned approximately 14.1% of our outstanding common stock. In addition, Mary Sammons, Rite Aid's president and chief operating officer, is a member of our board of directors.

   As part of the relationship, both Rite Aid and drugstore.com agreed to certain exclusivity provisions that limit drugstore.com's ability to promote or affiliate with any other physical retail drugstore and from operating a traditional physical drugstore, and preclude Rite Aid from offering or selling products or services on the Internet other than through our Web site. In addition, the agreement provides that we are obligated to purchase all of our pharmaceutical requirements from Rite Aid unless we are able to obtain better overall terms from another vendor. The agreement contains additional provisions providing for the licensing by Rite Aid to drugstore.com of information technology systems and the integration of the information technology and pharmacy systems of the two companies. This agreement extends for ten years, but can be terminated for breach prior to such time.

Relationship With GNC

   In June 1999, we entered into a relationship with GNC whereby we are the exclusive online provider of GNC-branded products. We have the exclusive right to sell GNC's wellness products over the Internet, including the PharmAssure brand of pharmacist recommended vitamins and nutritional supplements, subject to our meeting performance parameters based on traffic to our Web site and sales of GNC products in the third and fifth year of the relationship. As long as we have the exclusive right to distribute GNC's products over the Internet, we will not promote any other retail health food store or operate a physical retail health food store. If the exclusivity provisions of the agreement terminate, we have the non-exclusive right to sell these products for the remaining term of the agreement. As part of this relationship, we have created a separate part of our Web site called the GNC LiveWell Store that is dedicated to selling on a consignment basis GNC products. We are entitled to retain a percentage of the gross revenues that we collect from sales of GNC products and will recognize only the net amount retained as revenues. In connection with this relationship, GNC acquired 2,947,853 shares of our Series E preferred stock (all of which was converted into common stock, on a one-for-one basis, at the closing of our initial public offering). GNC and drugstore.com also agreed to co-promote each other's products and services in both their traditional and online marketing efforts, including GNC's placement of a link to our Web site on their Web site. The agreement extends for ten years, but can be terminated for breach prior to such time. GNC is a subsidiary of Royal Numico N.V., a European maker of nutrition products.

 Other Relationships

   In June 2000, we entered into a five-year agreement with WellPoint a leading health plan owned pharmacy benefit management company. Pursuant to this agreement, we are designated WellPoint's preferred Internet pharmacy and drugstore and have access to WellPoint's members. In exchange, we issued WellPoint 750,000 shares of our common stock with a fair value of approximately $5.0 million and will make certain cash payments to WellPoint over the five-year term of the agreement.

   Also in June 2000, we entered into a five-year agreement with CIGNA HealthCare companies (CIGNA), one of the nation's leading providers of health benefit programs. Pursuant to this agreement, we will provide health and beauty products to CIGNA's plan participants by providing them direct access to our Web site from the home page of CIGNA's Internet site and through CIGNA's mail order pharmacy. In exchange, we issued CIGNA a warrant to purchase 500,000 shares of our common stock at $7.76 per share.

Government Regulation

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

   Regulatory requirements to which we are subject may expand over time. Congress and the federal agencies continue to scrutinize the benefits and risks of online pharmacies, focusing especially on those sites that illegally issue prescriptions and illegally sell prescription drugs. To combat the illegal issuance of prescriptions and illegal sale of prescription drugs over the Internet, certain members of Congress have proposed additional regulation of Internet pharmacies, primarily regarding disclosure of certain identifying information on Web sites, as well as additional enforcement mechanisms and funding for such efforts. In addition, a federal effort initiated by the previous administration is the Internet Working Group, charged with studying the issue of whether existing federal laws provide a sufficient basis for effective investigation and prosecution of unlawful conduct involving use of the Internet, including the sale of prescription drugs. This study has yet to be completed. In December 1999, the Clinton Administration announced a proposal to eliminate the illegal sale of prescription drugs over the Internet by unlicensed Web site operators. If approved by Congress, the proposal would, among other things, establish new federal requirements for Internet pharmacies to ensure that they comply with state and federal laws, create new civil penalties for the illegal sale of pharmaceuticals, and authorize additional federal enforcement powers. We believe we are in compliance with existing federal and state requirements for pharmacy licensing and registration, and with laws relating to dispensing of prescription drugs, security, record-keeping and reporting of pharmacy sales. Thus, we believe that our business would not be negatively affected by any laws or regulations that result from this government oversight or the Clinton Administration's proposal. However, we do believe that any resulting laws or regulations will likely increase our reporting and monitoring requirements.

   The National Association of Boards of Pharmacy, a coalition of state pharmacy boards, has developed the VIPPS program, a model for voluntary regulation for online pharmacies that provides certification of compliance with all state laws and regulations and other criteria established to ensure good pharmacy practice. We have received VIPPS program certification.

   At the end of December 2000, former President Clinton and the Department of Health and Human Services (HHS) released regulations to protect the privacy of individually identifiable health information. The regulations are required under the Health Insurance Portability and Accountability Act of 1996 (HIPPA). HIPPA mandated the development of standards and requirements to control the flow of health information throughout the health care system. The HIPPA regulations are still open for public comment and have not been finalized. Covered organizations and practitioners will have two years to comply with the regulations once they become effective. Several of the requirements in the regulaitons could create financial and administrative burdens for pharmacies, including online pharmacies. Other legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to confidentiality of patient records, electronic access and storage. In addition, state legislatures may add or amend legislation related to the regulation of nonresident pharmacies.

   The inclusion of outpatient prescription drugs as a Medicare benefit has been the subject of numerous bills in the U.S. Congress. Should legislation on prescription drug coverage for Medicare recipients be enacted into law, we would be subject to compliance with any corresponding rules and regulations.

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

Employees

   As of December 31, 2000, we had 553 full-time employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Executive Officers of the Registrant

   The following table sets forth information with respect to our executive officers as of March 2, 2001:

            Name           Age                    Position
            ----           ---                    --------
   Peter M. Neupert.......  44 Chairman of the Board of Directors, President
                               and Chief Executive Officer

   Kal Raman..............  31 Senior Vice President and Chief Operating
                               Officer

   Robert A. Barton.......  34 Vice President of Finance and Chief Financial
                               Officer

   Christopher G. Hauser..  49 Vice President, Operations

   Sean P. Nolan..........  32 Vice President of Technology and Chief
                               Technology Officer

   Alesia L. Pinney.......  37 Vice President, General Counsel and Secretary

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

   Robert Barton has served as Vice President of Finance and Chief Financial Officer of drugstore.com since January, 2001. He has been with drugstore.com since September of 1998 serving in various senior financial management and operational roles, including Vice President and General Manager of Pharmacy from June, 2000 to January, 2001. Prior to joining drugstore.com, Mr. Barton was the Director of Business Planning and also managed various accounting and analysis groups for AT&T Wireless Services from August 1995 to August 1998, and was an Accounting and Auditing Manager with Deloitte & Touche LLP from February 1989 to August 1995. Mr. Barton holds a CPA license in the state of Washington and a B.A. in business administration from Washington State University.

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

   Sean P. Nolan has served as Vice President of Technology and Chief Technical Officer of drugstore.com since May 4, 2000. Mr. Nolan joined drugstore.com in August 1998 as Development Manager. Prior to joining drugstore.com, Mr. Nolan served as Chief Executive Officer of Turtleback Software from August 1997 to August 1998. In 1996, Mr. Nolan co-founded and served as Vice President of Technology for Cognisoft, Inc., which was acquired in 1997 by Verity, where Mr. Nolan served as Vice President of Technology for the Information Application Division until July 1997. From 1991 through 1996, Mr. Nolan worked at Microsoft Corporation. Mr. Nolan holds a B.A. in Cognitive Science and Psychology from Dartmouth College.

   Alesia L. Pinney has served as Vice President, General Counsel and Secretary of drugstore.com since October 2000. From January 1999 through October 2000, she served as Assistant Secretary and Associate General Counsel of drugstore.com. Prior to joining drugstore.com, Ms. Pinney was a lawyer with Perkins Coie LLP, a limited liability partnership from May 1994 through July 1997 and from January 1998 to January 1999. From July 1997 through December 1997, Ms. Pinney was Corporate Counsel to RealNetworks, Inc. Ms. Pinney holds a J.D. from the Seattle University School of Law (formerly, the University of Puget Sound School of Law), an M.T. from the University of Denver and a B.A. from Seattle University.

ITEM 2. PROPERTIES

   Our principal executive offices are located in Bellevue, Washington, where we lease approximately 55,000 square feet under a lease that expires in July 2005. In addition, we lease for additional executive office space of approximately 34,000 square feet in Bellevue, Washington under a lease that expires in February 2003. Our distribution facility is located in Bridgeport, New Jersey, where we lease approximately 290,000 square feet under a lease that expires in April 2005, with options to renew for two additional five-year periods.

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

                                                                  Common Stock
                                                                      Price
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
   Fiscal Year Ended January 2, 2000:
   Third Quarter (from July 27, 1999)............................ $70.00 $32.50
   Fourth Quarter................................................ $55.00 $27.13

   Fiscal Year Ended December 31, 2000:
   First Quarter................................................. $39.38 $12.38
   Second Quarter................................................ $13.38 $ 5.88
   Third Quarter................................................. $ 8.13 $ 3.06
   Fourth Quarter................................................ $ 4.56 $ 0.72

   On March 1, 2001, the reported last sale price of our common stock on the Nasdaq National Market was $1.3125 per share, and there were approximately 448 holders of record of our common stock.

Dividend Policy

   We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                  Period from
                                                                 April 2, 1998
                                         Year Ended  Year Ended  (Inception) to
                                        December 31, January 2,   December 31,
                                            2000        2000          1998
                                        ------------ ----------  --------------
                                           (in thousands, except share and
                                                   per share data)
Consolidated Statements of Operations
 Data:
Net sales..............................  $  109,979  $   34,848     $   --
Costs and expenses:
  Cost of sales........................     100,711      43,332         --
  Fulfillment and order processing(1)..      37,464      15,985         --
  Marketing and sales(2)...............      76,183      40,615       3,092
  Technology and content(3)............      27,377      14,918       2,178
  General and administrative(4)........      20,002      11,126       1,861
  Charitable contribution..............         --        3,600         --
  Amortization of intangible assets....      34,774      10,640          33
  Amortization of stock-based
   compensation........................      15,115      15,375       1,037
                                         ----------  ----------     -------
    Total costs and expenses...........     311,626     155,591       8,201
                                         ----------  ----------     -------
Operating loss.........................    (201,647)   (120,743)     (8,201)
Interest income, net...................       8,632       4,912         174
Net loss...............................  $ (193,015) $ (115,831)    $(8,027)
                                         ==========  ==========     =======
Basic and diluted net loss per share...  $    (3.56) $    (6.13)    $(14.70)
                                         ==========  ==========     =======
Weighted average shares outstanding
 used to compute basic and diluted net
 loss per share........................  54,212,080  18,880,969     546,149
                                         ==========  ==========     =======

                                            December 31, January  December 31,
                                                2000     2, 2000      1998
                                            ------------ -------- ------------
                                                      (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable
 securities................................   $129,888   $132,754   $14,408
Working capital............................   $134,088   $106,960   $17,050
Total assets ..............................   $458,523   $395,708   $22,517
Capital lease obligations, less current
 portion...................................   $  2,399   $  2,687   $   975
Total stockholders' equity.................   $411,989   $350,749   $19,347

--------
(1) Excludes amortization of stock-based compensation of $1,630 for the year ended December 31, 2000, $1,549 for the period ended January 2, 2000 and $26 for the period from April 2, 1998 (inception) to December 31, 1998.

(2) Excludes amortization of stock-based compensation of $1,561 for the year ended December 31, 2000, $2,181 for the period ended January 2, 2000 and $163 for the period from April 2, 1998 (inception) to December 31, 1998.

(3) Excludes amortization of stock-based compensation of $3,976 for the year ended December 31, 2000, $3,153 for the year ended January 2, 2000 and $209 for the period from April 2, 1998 (inception) to December 31, 1998.

(4) Excludes amortization of stock-based compensation of $7,948 for the year ended December 31, 2000, $8,492 for the year ended January 2, 2000 and $639 for the period from April 2, 1998 (inception) to December 31, 1998.

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

   All customer orders are processed through our Web store and can be either shipped to the customer or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, picked up by the customer at any Rite Aid store in the United States. If ordered on our Web store, orders are either billed to the customer's credit card or, in the case of prescriptions covered by insurance, billed to third parties. Sales of pharmaceutical products covered by third parties are recorded at the net amount to be received. Generally, we collect cash from credit card sales in two to five days from the date the order is shipped. Amounts billed to third parties are, on average, collected in approximately 30 days; however, such timing can vary depending on the payor. Sales billed to third party insurance companies and PBMs through our relationship with Rite Aid currently represent a significant percentage of our pharmacy sales. We expect that sales billed to these third parties will continue to represent a significant percentage of our pharmacy sales for the forseeable future.

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

   In January 2000, we began operating our own 290,000 square foot distribution center. In connection with opening our distribution center, we also opened our own pharmacy as part of our agreement with Rite Aid. Operating our own distribution facility has required us to hire and train a significant number of new employees, increase inventory levels substantially and establish a significant number of direct relationships with nonpharmaceutical product manufacturers. We are obligated to buy our pharmaceutical products from Rite Aid unless we are able to obtain better overall terms from other vendors.

   In February 2000, we acquired Beauty.com, a Web store specializing in prestige beauty products. We currently operate Beauty.com as a separate Web store, and perform all of Beauty.com's fulfillment activities from our own distribution center.

   In January 2001, we laid off approximately 100 employees. As a result of the layoffs, we decided to consolidate certain of our corporate facilities and are attempting to sublease or exit the leases associated with the excess facilities. In March 2001, we negotiated the cancellation of a lease for new corporate office space in exchange for forfeiting a portion of our lease deposit, thereby reducing our minimum commitments through 2012 by approximately $46.9 million. Accordingly in the first quarter of 2001, we expect to record a charge ranging from approximately $7.0 million to $8.0 million associated with the costs of exiting such leases, forfeiting our lease deposit and writing off the related leasehold improvements and equipment.

   We have incurred net losses of $316.9 million from inception to December 31, 2000. We believe that we will continue to incur net losses for at least the next four years (and possibly longer). We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly-evolving markets, such as e-commerce.

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

Results of Operations

 Net Sales

                                  Fiscal Year          Fiscal Year Fiscal Year
                                     2000     % Change    1999        1998
                                  ----------- -------- ----------- -----------
                                                ($ in thousands)
   Net sales.....................  $109,979     216%    $  34,848     $ --
   New customers.................   974,000      40%      695,000       --
   Orders from repeat customers
    as a percentage of total
    orders.......................        59%                   36%      --
   % of net sales from
    pharmaceutical products......        51%                   54%      --

   Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. We generally refund to customers all or a portion of the selling price, including related shipping fees if applicable, in the event a customer is not satisfied with the product purchased or the quality of customer service provided. Sales returns and allowances have not been significant to date.

   Revenues from sales of product shipped to customers, and related shipping fees, are recognized upon shipment. Prior to opening our own distribution center, we arranged for shipment of product to customers through various contractual relationships with third-party fulfillment partners. Revenues from sales of certain pharmaceutical products ordered through our Web store for delivery at a Rite Aid store are recognized when the product is delivered to the customer.

   We currently utilize Rite Aid as a fulfillment partner, and prior to opening our own distribution center, utilized RxAmerica L.L.C. for pharmaceutical products and Walsh Distribution, Inc. for non-pharmaceutical products as fulfillment partners. Upon receiving and validating a customer's order for products that will be purchased by us from a fulfillment partner, and subsequently shipped or delivered to the customer by that fulfillment partner, we submit relevant order information and, if applicable, shipping instructions to that fulfillment partner for processing. We believe we act as a principal in connection with orders shipped or delivered to customers by fulfillment partners on our behalf because, among other things, we establish the retail prices of significantly all of its non-pharmaceutical and non-insured pharmaceutical products (and accept contractual reimbursement amounts from third-party payors for insured pharmaceutical products) and shipping fees; contractually take title to, and assume risk of loss of, products prior to their shipment; bear credit and collection risk from the customer or, in the case of certain pharmaceutical sales, third-party payors; and bear the risk that the product will be returned. Title to products ordered by customers and shipped or delivered by a fulfillment partner passes to us at the fulfillment partners' distribution center or, for certain pharmaceutical sales, when the pharmaceuticals are made available for customer retrieval at a Rite Aid store.

   Net sales also includes consignment service fees earned under arrangements in which we do not take title to the inventory and cannot establish pricing. Consignment service fees earned have not been significant to date.

   Our net sales in both the pharmaceutical and non-pharmaceutical categories have increased each year since we commenced operations in February 1999 due to increases in new customers and repeat orders. Additionally, the average net sales per order has increased from approximately $32 in the year ended January 2, 2000 to approximately $46 in the year ended December 31, 2000. Such increase is primarily attributable to higher average basket sizes for repeat customers and changes in the mix of products merchandised in our Web store, including seasonal and prestige beauty products. The decrease in pharmaceutical product sales as a percent of total net sales was primarily related to higher net sales of seasonal and prestige beauty products more than offsetting the full year of Rite Aid in-store pickup service for prescription refills in 2000, which commenced service in the third quarter of 1999.

   We currently expect that net sales for fiscal year 2001 will range from approximately $135 million to $145 million. The level of our net sales that we actually achieve will depend on a number of factors including, but not limited to, the following:

  .  The number of customers we are able to acquire and retain;

  .  The frequency of our customers' purchases;

  .  The quantity and mix of products our customers purchase;

  .  The quantity of the types of products we are able to offer for sale;

  .  The price we charge for our products;

  .  The amount we charge for shipping;

  . The extent of sales price incentives, including coupons and discounts that we offer;

  .  The extent of reimbursement available from third-party payors;

  .  The level of customer returns we experience; and

  .  The seasonality that we may experience in our business.

 Cost of Sales

                                   Fiscal Year          Fiscal Year Fiscal Year
                                      2000     % Change    1999        1998
                                   ----------- -------- ----------- -----------
                                                 ($ in thousands)
   Cost of sales..................  $100,711     132%     $43,332      $ --
   Percentage of net sales........        92%                 124%       --

   Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage and slow moving and expired inventory, as well as outbound and inbound shipping costs.

Additionally, expenses related to promotional inventory included in shipments to customers are included in cost of sales. Payments that we receive from vendors in connection with joint merchandising activities, net of related costs, are netted against cost of sales in the period in which the activities take place.

   Cost of sales as a percent of net sales decreased as a result of fewer sales incentives offered to customers, including promotional inventory, coupons and discounts. Additionally, we experienced a more favorable mix of product sales in fiscal year 2000, associated primarily with seasonal merchandise and prestige beauty products. We continue to offer promotional merchandise, coupons and discounts as a strategy to attract new customers, although such amounts have decreased over time as a percentage of net sales. Promotional coupons can only be used by customers to offset the price of non-pharmaceutical products. Additionally, our shipping costs exceeded the amount we charged our customers for shipping in both fiscal year 2000 and 1999. We expect to continue to subsidize a portion of our shipping costs for the foreseeable future as a strategy to attract and retain customers.

   We expect cost of sales to increase in absolute dollars to the extent that our sales volume increases. Cost of sales as a percentage of net sales is expected to range from 84% to 86% in fiscal year 2001, and will fluctuate based on a number of factors, including, but not limited to, the following:

  . The cost of our products, including the extent of promotional allowances, payments for joint merchandising activities and purchase volume discounts that we are able to obtain from suppliers;

  . Our pricing strategy relative to the cost of our products, including the extent to which we offer promotional merchandise, coupons or discounts;

  .  The mix of products our customers purchase;

  .  The mix of consignment service fees versus product sales;

  . The mix of cash payments vs. insurance reimbursement for our pharmacy products;

  .  Our shipping pricing strategy relative to the cost of shipping; and

  . The extent to which we are able to control product damage, shrinkage and expiration through inventory management practices.

 Fulfillment and Order Processing

                                 Fiscal Year          Fiscal Year Fiscal Year
                                    2000     % Change    1999        1998
                                 ----------- -------- ----------- -----------
                                               ($ in thousands)
   Fulfillment and order
    processing..................   $37,464     134%     $15,985      $ --
   Percentage of net sales......        34%                  46%       --

   Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per-unit fulfillment fees charged by third parties, bad debt expense, credit card processing fees, and payroll and related expenses for personnel engaged in customer service, purchasing, and distribution and fulfillment activities, including pharmacists engaged in prescription verification activities and warehouse personnel. These expenses also include rent expense and depreciation related to the Company's distribution center.

   Fulfillment and order processing expenses decreased as a percentage of net sales as a result of the efficiencies gained through higher volumes and in operating our own distribution center in fiscal year 2000. We expect that fulfillment and order processing expenses in 2001 will decrease both in absolute dollars and as a percentage of net sales due to the elimination of the costs associated with certain duplicative fulfillment activities incurred during the transition to our own distribution center in fiscal year 2000 and increased operational efficiencies in fiscal year 2001.

 Marketing and Sales

                            Fiscal Year          Fiscal Year          Fiscal Year
                               2000     % Change    1999     % Change    1998
                            ----------- -------- ----------- -------- -----------
                                        ($ in thousands)
   Marketing and sales.....   $76,183      88%     $40,615    1,214%    $3,092
   Percentage of net
    sales..................        69%                 117%                --

   Marketing and sales expenses include advertising and marketing expenses, promotional expenditures, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include media, agency and production costs associated with our branding campaign as well as costs associated with Web portal advertising contracts.

   The increases in marketing and sales expenses are primarily attributable to increases in headcount and related expenses as well as increased media, agency and production costs associated with our branding campaign in fiscal year 1999 and the first half of fiscal year 2000. Additionally in fiscal year 2000, we acquired and began promoting Beauty.com, and we incurred additional expenses associated with our portal advertising agreement with Amazon.com.

   We expect that marketing and sales expenses will decrease both in absolute dollars and as a percentage of net sales in fiscal year 2001 due to significantly reduced spending on branding and promotional activities and reductions in headcount and related expenses.

 Technology and Content

                             Fiscal Year          Fiscal Year          Fiscal Year
                                2000     % Change    1999     % Change    1998
                             ----------- -------- ----------- -------- -----------
                                               ($ in thousands)
   Technology and content..    $27,377      84%     $14,918     585%     $2,178
   Percentage of net
    sales..................         25%                  43%                --

   Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web site and content. These expenses also include payroll and related expenses for information technology personnel, Internet access and hosting charges and Web site content and design expenses.

   Technology and content expenses increased in each of the past two years, primarily due to increased expenses associated with the depreciation of Web servers and other equipment and the addition of information technology personnel and additional use of consultants and contract labor. Such personnel assisted in maintaining and making minor upgrades and enhancements to our Web store as well as maintaining the systems supporting the Web site.

   We expect that technology and content expenses will decrease both in absolute dollars and as a percentage of net sales in fiscal year 2001 due to reduced headcount and related expenses.

 General and Administrative

                            Fiscal Year          Fiscal Year          Fiscal Year
                               2000     % Change    1999     % Change    1998
                            ----------- -------- ----------- -------- -----------
                                              ($ in thousands)
   General and
    administrative.........   $20,002      80%     $11,126     498%     $1,861
   Percentage of net
    sales..................        18%                  32%                --

   General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

   General and administrative expenses increased in each of the past two years, primarily due to increased expenses associated with the addition of general and administrative personnel, additional professional fees and the cost of corporate facilities, including those associated with Beauty.com, which we acquired in February 2000.

   We expect general and administrative expenses will decrease both in absolute dollars and as a percentage of net sales in fiscal year 2001 due to reduced headcount and related expenses.

 Charitable Contribution

   In the third quarter of fiscal 1999, we donated 200,000 shares of our common stock to a foundation established by us and recognized an expense of $3,600,000 in that quarter based on the fair value of the donated common stock.

 Amortization of Intangible Assets

                            Fiscal Year          Fiscal Year          Fiscal Year
                               2000     % Change    1999     % Change    1998
                            ----------- -------- ----------- -------- -----------
                                              ($ in thousands)
   Amortization of
    intangible assets......   $34,774     227%     $10,640    32,142%     $33

   Amortization of intangible assets includes the amortization expense associated with the assets received in connection with agreements with Rite Aid and with GNC, including access to insurance coverage and a vendor agreement; assets acquired in connection with the purchase of Beauty.com, including goodwill and domain names; and other intangibles, including a technology license agreement, domain names and trademarks.

   Amortization of intangible assets increased in each of the last two years due to the amortization of intangible assets received in connection with the Rite Aid and the GNC transactions completed in July 1999 and the amortization of the goodwill, domain names and other intangible assets acquired in the Beauty.com acquisition in February 2000.

   We expect that amortization of intangible assets will increase in fiscal year 2001 due to a full year of amortization expense being recorded in connection with the Beauty.com acquisition.

   Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events could include, but are not limited to, our inability to achieve our planned penetration rate with respect to insured prescriptions, our inability to achieve the planned growth rates for our Rite Aid local pickup, GNC-branded product or prestige beauty businesses, a decision by Rite Aid to substantially curtail its marketing spending with respect to us for an extended period of time, or the loss of key prestige beauty vendors. Impairment is measured by comparing the carrying value of the intangible assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In circumstances where impairment is determined to exist, we will write down the asset to its fair value based on the present value of estimated expected future cash flows. To date, no such impairment has been indicated.

 Amortization of Stock-based Compensation

                            Fiscal Year   %     Fiscal Year   %     Fiscal Year
                               2000     Change     1999     Change     1998
                            ----------- ------  ----------- ------  -----------
                                            ($ in thousands)
   Amortization of stock-
    based compensation.....   $15,115     (2)%    $15,375   1,383%    $1,037
   Percentage of net
    sales..................        14%                 44%               --

   We record deferred stock-based compensation in connection with stock options granted and restricted stock issued to our employees. The deferred stock-based compensation amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. In the case of restricted stock, the deferred stock-based compensation represents the difference between the purchase price of the restricted stock and the deemed fair value of our common stock on the date of purchase. Such amounts are amortized to expense over the vesting periods of the applicable agreements. The amortization expense relates to options awarded to employees in all operating expense categories. Deferred stock-based compensation as of December 31, 2000 for stock options and restricted stock issued to our employees will be subsequently recognized as expense for each of the next four fiscal years as follows:

       Fiscal Year                                                    Amount
       -----------                                                --------------
                                                                  (in thousands)
       2001......................................................     $9,897
       2002......................................................      1,865
       2003......................................................        464
       2004......................................................         82

 Interest Income and Expense

                               Fiscal Year   %    Fiscal Year   %     Fiscal Year
                                  2000     Change    1999     Change     1998
                               ----------- ------ ----------- ------  -----------
                                               ($ in thousands)
   Interest income, net.......   $8,632      76%    $4,912    2,723%     $174

   Interest income consists of earnings on our cash, cash equivalents and marketable securities and interest expense consists of interest associated with capital lease obligations. Net interest income has increased for each of the past two years, primarily due to higher average outstanding cash, cash equivalents and marketable securities balances associated with our equity financings. We expect net interest income to decrease in fiscal year 2001 as our average outstanding balance of cash, cash equivalents and marketable securities reduces over time.

   Income Taxes. There was no provision or benefit for income taxes for any period since inception due to our operating losses. As of December 31, 2000, we had approximately $261.1 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2018. Due to the issuance and sale of Series E preferred stock in 1999 and our acquisition of Beauty.com, we incurred ownership changes pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, our use of losses incurred through the date of these ownership changes will be limited during the carryforward period. We estimate that the use of the approximately $63.0 million of net operating losses incurred prior to the date of the ownership change would be limited to approximately $15.5 million per year in order to offset future taxable income. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. Our initial public offering and subsequent equity financings in 2000 did not cause additional ownership changes that would result in additional limitations on the utilization of net operating loss carryforwards. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of such net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

Liquidity and Capital Resources

   We have incurred net losses of $316.9 million from inception to December 31, 2000. We believe that we will continue to incur net losses for the foreseeable future. From our inception through December 31, 2000, we have financed our operations primarily through the sale of equity securities, included common and preferred stock, yielding net cash proceeds of $377.6 million.

   Net cash used in operating activities was $142.3 million of the year ended December 31, 2000, $56.8 million for the year ended January 2, 2000, and $6.3 million in the period from April 2, 1998 (inception) to December 31, 1998. Net cash used in operating activities for each of these periods primarily reflects our net losses offset by changes in working capital.

   Net cash provided by investing activities was $61.0 million for the year ended December 31, 2000. For the year ended January 2, 2000 and the period from April 2, 1998 (inception) to December 31, 1998, net cash used in investing activities was $120.0 million, and $1.5 million, respectively. Net cash provided by investing activities in fiscal year 2000 was primarily related to the sales of marketable securities outstanding as of January 2, 2000 net of capital expenditures primarily attributable to establishing our own distribution center. Net cash used in investing activities for the year ended January 2, 2000 was primarily related to the investment of the proceeds from our initial public offering in marketable securities with an original maturity greater than 90 days. Additionally, net cash used in investing activities for all periods presented includes leasehold improvements and purchases of equipment and systems, computer equipment and fixtures and furniture.

   For the year ended December 31, 2000, net cash provided by financing activities was $162.8 million and consisted primarily of cash proceeds from our secondary public offering consummated in March 2000 yielding net cash proceeds of $101.6 million and our private placement of common and preferred stock in August 2000 yielding net cash proceeds of $62.3 million. For the year ended January 2, 2000, net cash provided by financing activities was $188.9 million and consisted primarily of $104.6 million in net proceeds from the issuance of common stock in our initial public offering and the concurrent private placement, and $84.6 million in net proceeds from the issuance of convertible preferred stock. During the period from April 2, 1998 (inception) to December 31, 1998, net cash provided by financing activities was $22.3 million, consisting primarily of cash proceeds of $22.2 million from the issuance of convertible preferred stock.

   As of December 31, 2000 we had $129.9 million of cash, cash equivalents and marketable securities. As of that date, and excluding a lease for our new corporate headquarters that we cancelled in March 2001, our principal commitments consisted of obligations outstanding under capital and operating leases and strategic agreements with Amazon.com and WellPoint, aggregating approximately $59.0 million through 2005.

   We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations until we begin generating operating cash flow. We currently expect to begin generating operating cash flow in 2004, although there can be no assurances as to such timing or that we will ever generate operating cash flow. We may need to raise additional funds if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

Factors That May Affect Our Business

   An investment in our securities involves certain risks. In evaluating us and our business, investors should give careful consideration to the factors listed below. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline.

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

  .  Need to achieve a critical mass of customers;

  .  Need to improve our gross margin and fulfillment cost;

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

  . Product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish customers' trust in buying drugstore items online;

  .  Delays in responses to customer inquiries or in deliveries to customers;

  . Inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products; and

  .  Difficulties in returning or exchanging orders.

 We Expect Continuing Losses for the Next Several Years

   We incurred net losses of $316.9 million for the period from inception through December 31, 2000. We have not achieved profitability. We only began selling products in February 1999 and cannot be certain that we will obtain enough customer traffic or a high enough volume of purchases to generate sufficient revenues and achieve profitability. We believe that we will continue to incur operating and net losses for at least the next three years (and possibly longer) as we:

  .  Fulfill more customer orders as the volume of purchases increases;

  .  Increase our sales and marketing activities;

  . Provide our customers with promotional benefits, such as selling selected products or offering shipping below our actual costs;

  . Increase our general and administrative functions to support our growing operations; and

  . Develop enhanced technologies, features and fulfillment processes to improve our Web site.

   We may find that these efforts are more expensive than we currently anticipate, which would further increase our losses.

 We May Not Succeed in Establishing the drugstore.com Brand, Which Would Adversely Affect Customer Acceptance and Our Revenues

   Due to the early stage and competitive nature of the online market for drugstore products, if we do not establish our brand quickly, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. To promote our brand, we have incurred and expect to continue to incur substantial expense in our advertising efforts. If these brand promotion activities do not yield increased revenues, we will incur additional losses. Even if our efforts are successful, adverse publicity about our strategic partners could damage our brand and negatively affect customer acceptance of our site.

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

  .  Average order size;

  .  The mix of products sold;

  . Promotional benefits, such as selling selected products or offering shipping below our actual costs, that we may provide our customers;

  . Our ability to enhance our technology to accommodate any future growth in our operations or customers;

  . Our ability to manage inventory levels and ensure sufficient product supply;

  . Changes in our pricing policies or the pricing policies of our competitors;

  .  Changes in government regulation;

  .  The availability of reimbursement for pharmacy products; and

  .  Costs related to potential acquisitions of technology or businesses.

   Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial additional operating losses. The volume and timing of orders of health, beauty, wellness, personal care and pharmacy products on our Web store are difficult to predict because the online market for such products is in its early stages. Due to the limited operating history of our Web store, we may have difficulty forecasting revenue from regular customers or overall anticipated revenue trends.

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

 If We Are Unable to Obtain Insurance Reimbursement Coverage for Our Customers, Our Ability to Sell Pharmacy Products Online Could Decrease, Which Would Harm Our Revenues

   To obtain reimbursement on behalf of our customers for the prescription products that they purchase on our Web site, we must maintain relationships with insurance companies and PBMs, either directly or through our relationship with Rite Aid. We currently rely primarily on Rite Aid's relationships with insurance companies and PBMs and the extension of these relationships to cover prescriptions processed by us. Sales billed through Rite Aid's relationships currently represent a significant percentage of our pharmacy sales. We have also entered into direct relationships with PBMs and insurers, including WellPoint and Cigna. If we are unable to maintain and leverage our direct relationships, and to the extent Rite Aid is unable to maintain its relationships, or if these relationships do not extend to cover the prescriptions we process, our ability to obtain reimbursement coverage for our customers would be reduced. This would reduce the number of customers that fill prescriptions through our Web site, which would reduce our revenues.

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

   Many of our agreements with insurance companies and PBMs are short-term, may be terminated with less than 30 days' prior notice, and are subject to amendment by such insurance companies and PBMs. Our contract with PCS is a 10-year agreement that could terminate earlier if our agreement with Rite Aid is terminated. Our contract with WellPoint is a 5-year agreement that could terminate earlier if we experience a change of control. In addition, we must process each insurance application individually, which may raise the costs of processing prescription orders and delay our order processing time. Customers may not initially embrace our online insurance coverage procedure.

 We Depend on a Limited Number of Distribution Partners; If They Do Not Perform, We Will Not Be Able to Effectively Ship Orders

   We are obligated to purchase all of our pharmaceutical products from Rite Aid unless we are able to obtain better overall terms from another vendor. Our business could be significantly disrupted if Rite Aid was to breach its contract or suffer adverse developments that affect its ability to supply products to us. If for any reason Rite Aid is unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative fulfillment partners on acceptable terms in a timely manner, or at all. For a discussion of certain potentially adverse developments at Rite Aid, see "Our Relationship with Rite Aid Involves Many Risks and May Restrict Our Ability to Promote, Contract With, or Operate Traditional Retail Stores."

   We also rely on third-party carriers for shipments to and from distribution facilities and to customers. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers' ability to provide product fulfillment and delivery services to meet our distribution and shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation, the drugstore.com brand and our results of operations.

 Opening and Operating Our Own Distribution Center Will Require Significant Investments in Management Resources

   Prior to June 2000, we relied primarily on third parties to fulfill our orders. We began operating our own 290,000 square foot distribution center to achieve greater control over the distribution process and to ensure adequate supplies of products to our customers. As of June 2000, all of our orders delivered by mail are processed from our distribution center. If we do not successfully operate our distribution center to accommodate peak volumes, or if the distribution center fails to operate properly, it could significantly limit our ability to meet customer demand.

   Operating our distribution center requires that we:

  . Effectively manage our product purchasing function and our inventory levels to avoid product shortages or markdowns due to unpopular or expired inventory; and

  . Control product damage and shrinkage through effective security measures and inventory management practices.

   We have limited experience processing customer order fulfillment through our distribution center and managing significant levels of inventory, and issues arising with respect to the operation of our distribution center could divert management attention from other aspects of our business. In addition, we may be unable to obtain products on favorable terms. In connection with the opening of our distribution center, we also expanded our pharmacy operations through our arrangement with Rite Aid. Our pharmacy operations will subject us to additional regulatory requirements and related costs.

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

 We Have Grown Very Rapidly, and We Need to Manage Changing and Expanding Operations

   We have rapidly and significantly expanded our operations, and anticipate that we will continue to expand. Our number of employees has grown from 85 on December 31, 1998 to 553 on December 31, 2000. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process. We will not be able to increase revenues unless we continue to improve our transaction-processing, operational, financial and managerial controls and reporting systems and procedures, expand, train and manage our work force and manage multiple relationships with third parties. Many of our senior management have no prior senior management experience at public companies, and none of our executive officers have prior management experience in the healthcare or retail drugstore industry.

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

   Rite Aid has received significant negative publicity regarding its financial situation following its announcements regarding the restructuring and extension of its banking facilities, including amendments to financial covenants, the planned restatements of its 1999, 1998 and 1997 financial statements and the resignation of its independent auditors in November 1999. Rite Aid has since engaged new auditors and made significant changes to its senior management team. Our relationship with Rite Aid is important to us, particularly in our pharmacy fulfillment operations and in our ability to offer insurance reimbursement coverage to our customers. If Rite Aid's financial condition were to worsen, it may be unable to continue to fulfill its obligations to us under our agreements, and this would have an adverse effect on our business. In addition, negative publicity regarding Rite Aid could negatively affect the drugstore.com brand and our stock price.

   Our relationship with PCS was established at the same time as, and in connection with, our relationship with Rite Aid. Rite Aid sold PCS to Advanced Paradigm. Advanced Paradigm may not demonstrate the same level of commitment to our relationship with PCS as Rite Aid.

   Rite Aid currently owns approximately 14.1% of our outstanding common stock. As a result, Rite Aid is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

 Competition From Both Traditional and Online Retailers May Result in Price Reductions and Decreased Demand for Our Products and Services

   We compete in a market that is highly competitive and expect competition to intensify in the future. We currently or potentially compete with a variety of companies, many of which have significantly greater financial, technical, marketing and other resources. These competitors include (1) various online stores that sell pharmaceutical as well as over-the-counter drug and health, wellness, beauty and personal care items; (2) mail service pharmacies; and (3) existing bricks and mortar drugstores. Most of these drugstores, which include national, regional and local drugstore chains, discount drugstores, supermarkets, combination food and drugstores, discount general merchandise stores, mass market retailers, independent drugstores and local merchants, have existed for a longer period, have greater financial resources, have established marketing relationships with leading manufacturers and advertisers, and have secured greater presence in distribution channels. Some of these companies may also commence or expand their presence on the Internet. We also compete with hospitals, HMOs and mail order prescription drug providers, all of whom are or may begin offering products and services over the Internet. Finally, we are aware of numerous other smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete directly with those offered at drugstore.com.

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

 Our Systems and Operations, and Those of Our Distributors, Are Vulnerable to Natural Disasters and Other Unexpected Problems

   Substantially all of our computer and communications hardware is located at our leased facility in Bellevue, Washington and our systems infrastructure is hosted at an Exodus Communications facility in Tukwila, Washington. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, earthquakes and similar events. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. We do not currently have redundant systems or a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate for all losses that may occur. Our distribution facility in New Jersey also faces these risks.

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

   Legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to confidentiality of patient records, including electronic access and storage of such records, disclosure requirements for Internet pharmacies, as well as the inclusion of prescription drugs as a Medicare benefit. In addition, state legislatures may add or amend legislation related to the regulation of nonresident pharmacies. Compliance with new laws or regulations could increase our expenses.

   The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions. Regulations have been proposed to implement these requirements, and we are designing our applications to comply with the proposed regulations. However, until these regulations become final, possible changes in these regulations could cause us to use additional resources and lead to delays as we revise our Web site and operations.

   We are subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records exists or has been proposed at both the state and federal level. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering patient records electronically. This could have an adverse impact on our ability to gain and retain customers.

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

   We have filed applications for U.S. trademark registrations for "drugstore.com" and certain other trademarks. We may be unable to secure these registrations. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term drugstore.com or our other trademark applications. Any claims or customer confusion related to our trademarks, or our failure to obtain any trademark registration, could negatively affect our business.

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

 Our Officers, Directors and Certain Existing Stockholders Control the Majority of Our Common Stock, Which Could Discourage an Acquisition of Us or Make Removal of Incumbent Management More Difficult

   Executive officers, directors and entities affiliated with them beneficially own approximately 62.5% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, Amazon.com beneficially owns approximately 22.6% and Rite Aid beneficially owns 14.1% of our outstanding common stock. Therefore, Amazon.com and Rite Aid will each be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Amazon.com's and Rite Aid's substantial equity stakes in drugstore.com could also make us a much less attractive acquisition candidate to potential acquirors, because either Amazon.com or Rite Aid alone could have sufficient votes to prevent the tax-free treatment of an acquisition.

 We May Need Additional Capital in the Future to Support Our Growth, and Such Additional Financing May Not Be Available To Us

   Our available funds may not be sufficient to meet all of our long-term business development requirements, and we may seek to raise additional funds through public or private debt or equity financings in order to:

  . Take advantage of favorable business opportunities, including acquisitions of complementary businesses or technologies;

  .  Increase brand awareness;

  . Increase our ability to attract visitors to our Web store and convert those visitors into customers;

  .  Develop and upgrade our technology infrastructure;

  .  Enhance and increase our distribution capacity;

  .  Develop new product and service offerings; and

  .  Respond to competitive pressures.

We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all.

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

 If We Are Required To Collect Taxes In Additional Jurisdictions On The Products We Sell, We May Be Subject To Liability For Past Sales And Our Future Sales May Decrease

   In accordance with current industry practice, we do not currently collect sales taxes or other taxes with respect to shipments of goods into states other than Washington. Our new distribution center, and any future distribution centers, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or the federal government may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do. Moreover, one or more states or the federal government could begin to impose sales taxes on sales of prescription products, which are not generally taxed at this time. If so, customers who order prescriptions at our Web site and pick them up at a Rite Aid store would be required to pay sales tax. A successful assertion by one or more states or the federal government that we should collect sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business.

   Recent federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which places a three-year moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. There is a possibility that Congress may not renew this legislation in 2001. If Congress chooses not to renew this legislation, U.S. state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of taxes on goods sold over the Internet by U.S. states and local government would create administration burdens for us and decrease our future sales.

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

 Governmental Regulation of the Internet and Data Transmission Over the Internet Could Affect Our Business

   Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. For example, the U.S. Congress has passed legislation resulting in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union has also enacted its own privacy regulations. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing privacy, libel and taxation apply to Internet stores such as ours. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online and in particular companies that fill prescriptions or maintain medical or pharmaceutical records. The adoption or modification of laws or regulations relating to Internet businesses could adversely affect our ability to attract and serve customers.

 Our Stock Price is Likely to Continue to Fluctuate, Which Could Result in Substantial Losses for Investors

   The market price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, and these fluctuations could result in substantial losses for investors. Factors that could cause our stock price to fluctuate include:

  .  Quarterly variations in operating results;

  .  Changes in financial estimates by securities analysts;

  . Announcements by us or our competitors concerning new products, significant contracts, acquisitions or strategic relationships;

  . Publicity about our company, our products and services, our strategic partners, our competitors, the online pharmacy industry, or e-commerce in general;

  .  Additions or departures of key personnel;

  .  Any future sales of our common stock or other securities; and

  . Stock market price and volume fluctuations of publicly-traded companies in general and Internet-related companies in particular.

   The trading prices of Internet-related companies and e-commerce companies in particular have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the offering price. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

   In addition if our stock price continues to decline, we may not be able to maintain the standards required for continued listing on the Nasdaq National Market. Delisting would eliminate the substantial benefit currently enjoyed by holders of our common stock of being able to easily buy or sell our common stock. For continued listing of our common stock on the Nasdaq National Market, we must, among other things, maintain a minimum bid price of $1.00 per share. As of March 26, 2001, our stock price was $1.00 per share.

 Subsequent Sales of Our Common Stock Could Adversely Affect Our Stock Price and Our Ability To Raise Funds in New Equity Offerings

   As of March 26, 2001 we have incentive stock purchase rights outstanding to purchase an aggregate of approximately 3.9 million shares of our common stock at $0.01 per share. Approximately 1.6 million of these rights will be exercisable on April 12, 2001 and the remainder will vest ratably every six months for one year thereafter. In addition, beginning on April 2, 2001, 5,606,646 shares of our common stock held by existing stockholders will become available for resale under Rule 144 of the Securities Act of 1933, as amended. Future sales of substantial amounts of our common stock by new or existing stockholders could adversely affect prevailing market price for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements required pursuant to this item are filed under Part IV, Item 14(a)(1) of this Annual Report on Form 10-K. The financial statement schedule required under Regulation S-X is filed under Part IV, Item 14 (a)(2) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding our executive officers required by Part III, Item 10, is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant." Information required by Part III, Item 10, regarding our directors is included in our Proxy Statement relating to our annual meeting of stockholders to be held on June 13, 2001, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information required by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of stockholders to be held on June 13, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information required by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of stockholders to be held on June 13, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain of our relationships and related transactions is included in our Proxy Statement relating to our annual meeting of stockholders to be held on June 13, 2001, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this Report:

   1. Index to Consolidated Financial Statements:

                                                                            Page
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors.......................  46
   Consolidated Balance Sheets.............................................  47
   Consolidated Statements of Operations...................................  48
   Consolidated Statements of Stockholders' Equity.........................  49
   Consolidated Statements of Cash Flows...................................  52
   Notes to Consolidated Financial Statements..............................  53

   2. Index to Financial Statement Schedules:

   Schedule II--Valuation and qualifying accounts..........................  72

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

 10.1 1999 Employee Stock Purchase Plan as amended. (Incorporated by reference to exhibit number 10.3 to drugstore.com's registration statement on Form S-1 (file number 333-96441) filed February 9,
          2000).

 10.2    Fifth Amended and Restated Voting Agreement dated December 23, 1999
          (Incorporated by reference to exhibit number 10.20 to drugstore.com's registration statement on Form S-1 (file number 333-96441) filed
          February 9, 2000).

 10.3    Office Lease Agreement dated November 22, 1999 between WRC Sunset
          North LLC and drugstore.com. (Incorporated by reference to exhibit number 10.34 to drugstore.com's registration statement on Form S-1
          (file number 333-96441) filed February 9, 2000).

 10.4    Agreement dated January 24, 2000 between Amazon.com Commerce Services
          Inc. and drugstore.com, inc. (Incorporated by reference to exhibit number 10.35 to drugstore.com's registration statement on Form S-1
          (file number 333-96441) filed February 9, 2000).

 10.5    Performance Guarantee dated January 24, 2000 by Amazon.com, Inc. of
          Amazon.com Commerce Services, Inc.'s obligations under the Agreement dated January 24, 2000 between Amazon.com Commerce Services, Inc. and drugstore.com, inc. (Incorporated by reference to exhibit number 3.2 to drugstore.com's registration statement on Form S-1 (file number
          333-96441) filed February 9, 2000).

 10.6 Stock Purchase Letter Agreement dated January 24, 2000 between drugstore.com, inc. and Amazon.com, Inc. (Incorporated by reference to exhibit number 10.37 to drugstore.com's registration statement on Form S-1 (file number 333-96441) filed February 9, 2000).

 Exhibit
   No.                                    Item
 -------                                  ----
 10.7    Third Addendum to Fourth Amended and Restated Investors' Rights
          Agreement dated January 24, 2000 (Incorporated by reference to exhibit number 10.38 to drugstore.com's registration statement on
          Form S-1 (file number 333-96441) filed February 9, 2000).

 21.1 Subsidiaries (Incorporated by reference to exhibit number 21.1 to drugstore.com's registration statement on Form S-1 (file number 333-
          96441) filed February 9, 2000).

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

   (b) Reports on Form 8-K.

   The Company filed one report on Form 8-K during the quarter ended December 31, 2000. On December 14, 2000, the Company disclosed the intention of Peter Neupert, President and Chief Executive Officer, to speak to the press regarding the Company and the holiday season.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
drugstore.com, inc.

   We have audited the accompanying consolidated balance sheets of drugstore.com, inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and January 2, 2000 and the period from April 2, 1998 (inception) to December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of drugstore.com, inc. and subsidiaries at December 31, 2000 and January 2, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and January 2, 2000 and the period from April 2, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Seattle, Washington
January 19, 2001, except as to the fourth paragraph of
 Note 6, as to which the date is March 20, 2001

                              DRUGSTORE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        December 31,  January
                                                            2000      2, 2000
                                                        ------------ ---------
                        ASSETS

Current assets:
  Cash and cash equivalents............................  $ 108,032   $  26,526
  Marketable securities................................     21,856     106,228
  Accounts receivable, less allowance for doubtful
   accounts and sales returns of $319 and $251.........      6,003       4,273
  Inventories..........................................      8,608       2,862
  Prepaid marketing expenses...........................     22,718       8,010
  Other current assets.................................      1,686       1,333
                                                         ---------   ---------
    Total current assets...............................    168,903     149,232
Fixed assets, net of accumulated depreciation and
 amortization of $13,844 and $3,179....................     38,680      25,208
Intangible assets, net of accumulated amortization of
 $45,448 and $10,674...................................    221,114     200,742
Prepaid marketing expenses.............................     23,714      19,465
Note receivable from officer...........................        --          269
Deposits and other assets..............................      6,112         792
                                                         ---------   ---------
    Total assets.......................................  $ 458,523   $ 395,708
                                                         =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, including amounts due to related
   party of $13,310 and $4,391.........................  $  22,600   $  25,788
  Accrued compensation.................................      4,953       4,231
  Accrued marketing expenses, including amounts due to
   related party of $30 and $1,500.....................      2,232       8,520
  Other current liabilities............................      2,186       1,245
  Current portion of capital lease obligations.........      2,844       2,488
                                                         ---------   ---------
    Total current liabilities..........................     34,815      42,272
Capital lease obligations, less current portion........      2,399       2,687
Other long term liabilities............................      9,320         --

Commitments and contingencies (See Note 6)

Stockholders' equity:
  Preferred stock, $.0001 par value:
   Authorized shares--10,000,000
   Issued and outstanding shares--None.................        --          --
  Common stock, $.0001 par value, stated at amounts
   paid in:
   Authorized shares--250,000,000
   Issued and outstanding shares--65,843,250 and
    43,508,808 as of December 31, 2000 and January 2,
    2000, respectively.................................    741,170     485,377
  Deferred stock-based compensation....................    (12,308)    (10,770)
  Accumulated deficit..................................   (316,873)   (123,858)
                                                         ---------   ---------
    Total stockholders' equity.........................    411,989     350,749
                                                         ---------   ---------
    Total liabilities and stockholders' equity.........  $ 458,523   $ 395,708
                                                         =========   =========

          See accompanying notes to consolidated financial statements.

                              DRUGSTORE.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                                  Period from
                                                                 April 2, 1998
                                         Year Ended  Year Ended  (Inception) to
                                        December 31, January 2,   December 31,
                                            2000        2000          1998
                                        ------------ ----------  --------------
Net sales..............................  $  109,979  $   34,848     $   --
Costs and expenses:
  Cost of sales........................     100,711      43,332         --
  Fulfillment and order processing(1)..      37,464      15,985         --
  Marketing and sales(2)...............      76,183      40,615       3,092
  Technology and content(3)............      27,377      14,918       2,178
  General and administrative(4)........      20,002      11,126       1,861
  Charitable contribution..............         --        3,600         --
  Amortization of intangible assets....      34,774      10,640          33
  Amortization of stock-based
   compensation........................      15,115      15,375       1,037
                                         ----------  ----------     -------
    Total costs and expenses...........     311,626     155,591       8,201
                                         ----------  ----------     -------
Operating loss.........................    (201,647)   (120,743)     (8,201)
Interest income, net...................       8,632       4,912         174
                                         ----------  ----------     -------
Net loss...............................  $ (193,015) $ (115,831)    $(8,027)
                                         ==========  ==========     =======
Basic and diluted net loss per share...  $    (3.56) $    (6.13)    $(14.70)
                                         ==========  ==========     =======
Weighted average shares outstanding
 used to compute basic and diluted net
 loss per share........................  54,212,080  18,880,969     546,149
                                         ==========  ==========     =======
Pro forma basic and diluted net loss
 per share (unaudited).................  $    (3.48)
                                         ==========
Weighted average shares outstanding
 used to compute pro forma basic and
 diluted net loss per share
 (unaudited)...........................  55,448,923
                                         ==========

--------
(1) Excludes amortization of stock-based compensation of $1,630 for the year ended December 31, 2000, $1,549 for the year ended January 2, 2000 and $26 for the period from April 2, 1998 (inception) to December 31, 1998.

(2) Excludes amortization of stock-based compensation of $1,561 for the year ended December 31, 2000, $2,181 for the year ended January 2, 2000 and $163 for the period from April 2, 1998 (inception) to December 31, 1998.

(3) Excludes amortization of stock-based compensation of $3,976 for the year ended December 31, 2000, $3,153 for the year ended January 2, 2000 and $209 for the period from April 2, 1998 (inception) to December 31, 1998.

(4) Excludes amortization of stock-based compensation of $7,948 for the year ended December 31, 2000, $8,492 for the year ended January 2, 2000 and $639 for the period from April 2, 1998 (inception) to December 31, 1998.

          See accompanying notes to consolidated financial statements.

                              DRUGSTORE.COM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                      Preferred Stock
                        ----------------------------------------------------------------------------                   Deferred
                            Series A          Series B       Series C      Series D      Series E      Common Stock     Stock-
                        ----------------- ---------------- ------------- ------------- ------------- ---------------- based Com-
                          Shares   Amount  Shares   Amount Shares Amount Shares Amount Shares Amount  Shares   Amount pensation
                        ---------- ------ --------- ------ ------ ------ ------ ------ ------ ------ --------- ------ ----------
Initial issuance
of common shares
to founders in
exchange for
cash and
intellectual
property........               --  $ --         --  $  --   --     $--    --     $--    --     $--   2,315,000 $ 113    $  --
Issuance of
Series A
preferred stock,
net of offering
costs of $14....         5,000,000 3,986        --     --   --      --    --      --    --      --         --    --        --
Issuance of
Series A
preferred stock
in exchange for
Technology
License and
Advertising
Agreement.......         5,000,000 4,000        --     --   --      --    --      --    --      --         --    --        --
Issuance of
Series B
preferred stock,
net of offering
costs of $8.....               --    --   5,446,268 18,237  --      --    --      --    --      --         --    --        --
Exercise of
common stock
options.........               --    --         --     --   --      --    --      --    --      --       8,000     1       --
Deferred stock-
based
compensation....               --    --         --     --   --      --    --      --    --      --         --  4,966    (4,966)
Amortization of stock-
based Compensation..           --    --         --     --   --      --    --      --    --      --         --    --      1,037
Net loss and
comprehensive
loss............               --    --         --     --   --      --    --      --    --      --         --    --        --
                        ---------- -----  --------- ------  ---    ----   ---    ----   ---    ----  --------- -----    ------
Balance at
December 31,
1998............        10,000,000 7,986  5,446,268 18,237  --      --    --      --    --      --   2,323,000 5,080    (3,929)
                         Accu-
                        mulated
                        Deficit  Total
                        -------- -------
Initial issuance
of common shares
to founders in
exchange for
cash and
intellectual
property........        $  --    $  113
Issuance of
Series A
preferred stock,
net of offering
costs of $14....           --     3,986
Issuance of
Series A
preferred stock
in exchange for
Technology
License and
Advertising
Agreement.......           --     4,000
Issuance of
Series B
preferred stock,
net of offering
costs of $8.....           --    18,237
Exercise of
common stock
options.........           --         1
Deferred stock-
based
compensation....           --        --
Amortization of stock-
based Compensation..       --     1,037
Net loss and
comprehensive
loss............        (8,027)  (8,027)
                        -------- -------
Balance at
December 31,
1998............        (8,027)  19,347


         See accompanying notes to consolidated financial statements.

                              DRUGSTORE.COM, INC.

                       (in thousands, except share data)

                                                             Preferred Stock
                  --------------------------------------------------------------------------------------------------------------
                       Series A              Series B              Series C              Series D               Series E
                  --------------------  --------------------  --------------------  --------------------  ----------------------
                    Shares     Amount     Shares     Amount     Shares     Amount     Shares     Amount     Shares      Amount
                  -----------  -------  ----------  --------  ----------  --------  ----------  --------  -----------  ---------
Balance at
December 31,
1998............   10,000,000    7,986   5,446,268    18,237         --        --          --        --           --         --
Issuance of
Series C
preferred stock,
net of offering
costs of $19....          --       --          --        --    4,472,844    34,981         --        --           --         --
Issuance of
Series D
preferred stock,
net of offering
costs of $18....          --       --          --        --          --        --    2,266,289    44,982          --         --
Issuance of
Series E
preferred stock,
net of offering
costs of $396...          --       --          --        --          --        --          --        --    12,282,599    243,567
Conversion of
preferred stock
to common stock
in conjunction
with initial
public
offering........  (10,000,000)  (7,986) (5,446,268)  (18,237) (4,472,844)  (34,981) (2,266,289)  (44,982) (12,282,599)  (243,567)
Issuance of
common stock for
cash in initial
public offering,
net of offering
costs of
$8,921..........          --       --          --        --          --        --          --        --           --         --
Private
placement of
common stock....          --       --          --        --          --        --          --        --           --         --
Contribution of
common stock to
charitable
foundation......          --       --          --        --          --        --          --        --           --         --
Issuance of
warrants to
purchase common
Stock...........          --       --          --        --          --        --          --        --           --         --
Exercise of
common stock
options and
Warrants........          --       --          --        --          --        --          --        --           --         --
Deferred stock-
based
compensation....          --       --          --        --          --        --          --        --           --         --
Amortization of
stock-based
Compensation....          --       --          --        --          --        --          --        --           --         --
Forfeiture of
common stock
options.........          --       --          --        --          --        --          --        --           --         --
Net loss and
comprehensive
loss............          --       --          --        --          --        --          --        --           --         --
                  -----------  -------  ----------  --------  ----------  --------  ----------  --------  -----------  ---------
Balance at
January 2,
2000............          --       --          --        --          --        --          --        --           --         --
                                        Deferred
                     Common Stock        Stock-    Accu-
                  -------------------- based Com- mulated
                    Shares    Amount   pensation  Deficit    Total
                  ---------- --------- ---------- --------- ---------
Balance at
December 31,
1998............   2,323,000    5,080    (3,929)    (8,027)   19,347
Issuance of
Series C
preferred stock,
net of offering
costs of $19....         --       --        --         --     34,981
Issuance of
Series D
preferred stock,
net of offering
costs of $18....         --       --        --         --     44,982
Issuance of
Series E
preferred stock,
net of offering
costs of $396...          --      --        --         --    243,567
Conversion of
preferred stock
to common stock
in conjunction
with initial
public
offering........  34,468,000  349,753       --         --         --
Issuance of
common stock for
cash in initial
public offering,
net of offering
costs of
$8,921..........   5,750,000   94,579       --         --     94,579
Private
placement of
common stock....     555,555   10,000       --         --     10,000
Contribution of
common stock to
charitable
foundation......     200,000    3,600       --         --      3,600
Issuance of
warrants to
purchase common
Stock...........         --        24       --         --         24
Exercise of
common stock
options and
Warrants........     212,253      125       --         --        125
Deferred stock-
based
compensation....         --    22,630   (22,630)       --        --
Amortization of
stock-based
Compensation....         --       --     15,375        --     15,375
Forfeiture of
common stock
options.........         --      (414)      414        --        --
Net loss and
comprehensive
loss............         --       --        --    (115,831) (115,831)
                  ---------- --------- ---------- --------- ---------
Balance at
January 2,
2000............  43,508,808  485,377   (10,770)  (123,858)  350,749

         See accompanying notes to consolidated financial statements.

                              DRUGSTORE.COM, INC.

                       (in thousands, except share data)

                                                Preferred Stock
                  -----------------------------------------------------------------------------                       Deferred
                       Series A           Series B      Series C      Series D      Series E       Common Stock        Stock-
                  --------------------  ------------- ------------- ------------- ------------- -------------------  based Com-
                    Shares     Amount   Shares Amount Shares Amount Shares Amount Shares Amount   Shares    Amount   pensation
                  ----------  --------  ------ ------ ------ ------ ------ ------ ------ ------ ---------- --------  ----------
Balance at
January 2,
2000............         --        --    --      --    --      --    --      --    --      --   43,508,808  485,377    (10,770)
Issuance of
common stock for
cash in
secondary
offering, net of
offering costs
of $6,400.......         --        --    --      --    --      --    --      --    --      --    6,000,000  101,600        --
Issuance of
preferred and
common stock for
cash in private
placement, net
of offering
costs of $420...   45,939.89    22,683   --      --    --      --    --      --    --      --    8,101,264   39,580        --
Conversion of
preferred stock
to common Stock
upon shareholder
vote............  (45,939.89)  (22,683)  --      --    --      --    --      --    --      --    4,593,989   22,683        --
Issuance of
common stock for
marketing
services,
intangible asset
and software....         --        --    --      --    --      --    --      --    --      --    1,816,667   30,679        --
Issuance of
warrant to
purchase common
stock for
marketing
services........         --        --    --      --    --      --    --      --    --      --          --     9,499        --
Acquisition of
beauty.com......         --        --    --      --    --      --    --      --    --      --    1,235,530   37,619     (4,626)
Exercise of
stock options...         --        --    --      --    --      --    --      --    --      --      383,961      253        --
Employee stock
purchase plan...         --        --    --      --    --      --    --      --    --      --      200,399    1,853        --
Deferred stock-
based
compensation....         --        --    --      --    --      --    --      --    --      --        2,632   17,582    (17,582)
Amortization of
stock-based
compensation....         --        --    --      --    --      --    --      --    --      --          --       --      15,115
Forfeiture of
common stock
options.........         --        --    --      --    --      --    --      --    --      --          --    (5,555)     5,555
Net loss and
comprehensive
loss............         --        --    --      --    --      --    --      --    --      --          --       --         --
                  ----------  --------   ---   -----   ---   -----   ---   -----   ---   -----  ---------- --------   --------
Balance at
December 31,
2000............         --   $    --    --    $ --    --    $ --    --    $ --    --    $ --   65,843,250 $741,170   $(12,308)
                  ==========  ========   ===   =====   ===   =====   ===   =====   ===   =====  ========== ========   ========
                    Accu-
                   mulated
                   Deficit     Total
                  ---------- ----------
Balance at
January 2,
2000............   (123,858)   350,749
Issuance of
common stock for
cash in
secondary
offering, net of
offering costs
of $6,400.......        --     101,600
Issuance of
preferred and
common stock for
cash in private
placement, net
of offering
costs of $420...        --      62,263
Conversion of
preferred stock
to common Stock
upon shareholder
vote............        --         --
Issuance of
common stock for
marketing
services,
intangible asset
and software....        --      30,679
Issuance of
warrant to
purchase common
stock for
marketing
services........        --       9,499
Acquisition of
beauty.com......        --      32,993
Exercise of
stock options...        --         253
Employee stock
purchase plan...        --       1,853
Deferred stock-
based
compensation....        --         --
Amortization of
stock-based
compensation....        --      15,115
Forfeiture of
common stock
options.........        --         --
Net loss and
comprehensive
loss............   (193,015)  (193,015)
                  ---------- ----------
Balance at
December 31,
2000............  $(316,873) $ 411,989
                  ========== ==========

         See accompanying notes to consolidated financial statements.

                              DRUGSTORE.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Period from
                                                                   April 2, 1998
                                           Year Ended  Year Ended  (Inception) to
                                          December 31, January 2,   December 31,
                                              2000        2000          1998
                                          ------------ ----------  --------------
OPERATING ACTIVITIES:
  Net loss..............................   $(193,015)  $(115,831)     $(8,027)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
  Non-cash expenses:
   Depreciation.........................      11,715       3,242           57
   Marketing and sales..................      18,191       4,947           58
   Charitable contributions.............         --        3,600          --
   Amortization of intangible assets....      34,774      10,640           33
   Amortization of stock-based
    compensation........................      15,115      15,375        1,037
  Changes in:
   Accounts receivable..................      (1,683)     (4,273)         --
   Inventories..........................      (4,799)     (2,862)         --
   Prepaid marketing expenses...........        (649)       (161)        (552)
   Other current assets.................        (300)       (857)        (484)
   Deposits and other assets............      (5,812)       (616)        (176)
   Accounts payable and accrued
    expenses............................     (16,117)     30,079        1,723
   Other................................         269        (103)         --
                                           ---------   ---------      -------
   Net cash used in operating
    activities..........................    (142,311)    (56,820)      (6,331)
INVESTING ACTIVITIES:
  Purchases of marketable securities....     (39,119)   (881,072)         --
  Sales of marketable securities........     123,491     774,844          --
  Purchases of fixed assets.............     (22,972)    (13,630)      (1,202)
  Purchases of intangible assets........         (32)        (95)         (90)
  Business acquisition, net of cash
   received.............................        (335)        --           --
  Issuance of note receivable to
   officer..............................         --          --          (250)
                                           ---------   ---------      -------
   Net cash provided by (used in)
    investing activities................      61,033    (119,953)      (1,542)
FINANCING ACTIVITIES:
  Net proceeds from sales of common
   stock................................     141,180     104,578           90
  Net proceeds from exercise of stock
   options, warrants and employee stock
   purchase plan........................       2,106         126            1
  Net proceeds from sales of preferred
   stock................................      22,683      84,598       22,223
  Proceeds from capital lease
   obligations..........................         127         538          --
  Principal payments on capital lease
   obligations..........................      (3,312)       (949)         (33)
                                           ---------   ---------      -------
   Net cash provided by financing
    activities..........................     162,784     188,891       22,281
                                           ---------   ---------      -------
Net increase in cash and cash
 equivalents............................      81,506      12,118       14,408
Cash and cash equivalents at beginning
 of period..............................      26,526      14,408          --
                                           ---------   ---------      -------
Cash and cash equivalents at end of
 period.................................   $ 108,032   $  26,526      $14,408
                                           =========   =========      =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest................   $     395   $     108      $    48
  Equipment acquired through capital
   lease agreements.....................   $   3,254   $   4,138      $ 1,480
  Issuance of equity and debt
   instruments in exchange for prepaid
   marketing, intangible assets,
   software and a vendor agreement......   $  49,498   $ 238,956      $ 4,023
  Issuance of common stock in connection
   with business acquisition............   $  37,619   $     --       $   --

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

   All customer orders are processed through the Company's Web store. In the first half of 2000, the Company opened its own distribution center, providing distribution capabilities for all of its pharmaceutical and non-pharmaceutical orders delivered by mail. Previously, the Company primarily utilized third-party fulfillment partners to purchase a majority of its inventory and deliver its products. Under the terms of an agreement with Rite Aid Corporation (Rite
Aid), customers are also able to order existing drugstore.com and Rite Aid prescriptions for pick up at any Rite Aid store.

 Principles of Consolidation and Basis of Presentation

   The accompanying consolidated financial statements include those of drugstore.com, inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated.

   On January 1, 1999, the Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31, with each of the fiscal quarters representing a 13-week period. The effect of the change on reported periods is insignificant.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

 Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

 Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of its holdings of cash and marketable securities. The Company's credit risk is managed by investing its cash and marketable securities in high-quality money market instruments and securities of the U.S. government and its agencies, foreign governments and high-quality corporate issuers. The Company's credit risk is managed through monitoring the stability of the financial institutions utilized and diversification of its financial resources. At December 31, 2000, the Company had no significant concentrations of credit risk.

 Financial Instruments

   Financial instruments consist of cash and cash equivalents, marketable securities and capital lease obligations. The fair value of all financial instruments approximates the carrying amount based on the current rate offered for similar instruments.

                              DRUGSTORE.COM, INC.

   At December 31, 2000 and January 2, 2000, marketable securities, which are considered available-for-sale, consist primarily of commercial paper and short-term obligations and corporate notes and bonds and were carried at cost, which approximates market value. Unrealized holding gains and losses at December 31, 2000 and January 2, 2000 were not significant. Approximately $7,301,000 of the Company's marketable securities as of December 31, 2000 mature in greater than one year.

 Accounts Receivable

   Accounts receivable consists primarily of the net amounts to be collected from third parties including managed care organizations and pharmacy benefit management and insurance companies as well as amounts collectible related to credit card purchases. Under the terms of the Company's agreement with Rite Aid, Rite Aid collects insurance reimbursement payments on the Company's behalf. As of December 31, 2000 and January 2, 2000, accounts receivable included $5,325,000 and $3,839,000, respectively, being collected by Rite Aid on the Company's behalf. Accounts receivable is recorded net of an allowance for doubtful accounts and sales returns.

 Inventories

   Inventories are stated at the lower of cost (using the weighted average cost method) or market. The Company currently purchases the majority of its non-pharmaceutical inventory directly from manufacturers. The Company is contractually obligated to purchase all of its pharmaceutical inventory from Rite Aid unless it can obtain better overall terms from other vendors. Prior to opening its own distribution center, the Company purchased substantially all of its non-pharmaceutical and pharmaceutical inventory from third party fulfillment partners.

 Fixed Assets

   Fixed assets are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets, which range from two to ten years. Fixed assets purchased under capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful life.

 Intangible Assets

   Intangible assets consists of assets received in connection with agreements between the Company and Rite Aid and General Nutrition Companies, Inc. (GNC) including access to insurance coverage and a vendor agreement; assets acquired in connection with the purchase of Beauty.com including goodwill and domain names; and other intangibles including a technology license agreement, domain names and trademarks. Intangible assets are being amortized over their expected useful lives, which range from three to ten years.

 Long-Lived Assets

   Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events could include, but are not limited to, the Company's inability to achieve its planned penetration rate with respect to insured prescriptions, the Company's inability to achieve the planned growth rates for the Rite Aid local pickup, GNC-branded product or prestige beauty businesses, a decision by Rite Aid to substantially curtail its marketing spending with respect to the Company for an extended period of time, or the loss of key prestige beauty vendors.

                              DRUGSTORE.COM, INC.

Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In circumstances where impairment is determined to exist, the Company will write down the asset to its fair value based on the present value of estimated expected future cash flows. To date, no such impairment has been indicated.

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

   Revenues from sales of product shipped to customers, and related shipping fees, are recognized upon shipment. Prior to opening its own distribution center, the Company arranged for shipment of product to customers through various contractual relationships with third-party fulfillment partners. Revenues from sales of certain pharmaceutical products ordered through the Company's Web store for delivery at a Rite Aid store are recognized when the product is delivered to the customer.

   The Company currently utilizes Rite Aid as a fulfillment partner, and prior to opening its own distribution center, utilized RxAmerica L.L.C. for pharmaceutical products and Walsh Distribution, Inc. for non-pharmaceutical products as fulfillment partners. Upon receiving and validating a customer's order for products that will be purchased by the Company from a fulfillment partner, and subsequently shipped or delivered to the customer by that fulfillment partner, the Company submits relevant order information and, if applicable, shipping instructions to that fulfillment partner for processing. The Company believes it acts as a principal in connection with orders shipped or delivered to customers by fulfillment partners on the Company's behalf because, among other things, the Company establishes the retail prices of significantly all of its non-pharmaceutical and non-insured pharmaceutical products (and accepts contractual reimbursement amounts from third-party payors for insured pharmaceutical products) and shipping fees; contractually takes title to, and assumes risk of loss of, products prior to their shipment; bears credit and collection risk from the customer or, in the case of certain pharmaceutical sales, third-party payors; and bears the risk that the product will be returned. Title to products ordered by customers and shipped or delivered by a fulfillment partner passes to the Company at the fulfillment partner's distribution center or, for certain pharmaceutical sales, when the pharmaceuticals are made available for customer retrieval at a Rite Aid store.

   Net sales also includes consignment service fees earned under arrangements where the Company does not take title to the inventory and cannot establish pricing. Consignment service fees earned have not been significant to date.

   Net sales for the fiscal year ended December 31, 2000 included $55,566,000 related to pharmaceutical products and $54,413,000 related to non-pharmaceutical products and other. Net sales for the fiscal year ended January 2, 2000 included $18,782,000 related to pharmaceutical products and $16,066,000 related to non-pharmaceutical products and other.

 Cost of Sales

   Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage and slow moving and expired inventory, as well as outbound and inbound shipping costs. Additionally, expenses related to promotional inventory included in shipments to customers are included in cost

                              DRUGSTORE.COM, INC.

of sales. Payments that the Company receives from vendors in connection with joint merchandising activities, net of related costs, are netted against cost of sales in the period in which the activities take place.

 Fulfillment and Order Processing

   Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per-unit fulfillment fees charged by third parties, bad debt expense, credit card processing fees, and payroll and related expenses for personnel engaged in customer service, purchasing, and distribution and fulfillment activities, including pharmacists engaged in prescription verification activities and warehouse personnel. These expenses also include rent expense and depreciation related to the Company's distribution center.

 Marketing and Sales

   Marketing and sales expenses include advertising and marketing expenses, promotional expenditures, and payroll and related expenses for personnel engaged in marketing and merchandising activities.

   Advertising production costs are expensed as incurred. Costs of communicating advertising associated with television, radio, print and other media are expensed when such services are used. Costs associated with Web portal advertising contracts are amortized on a straight-line basis over the period such advertising is expected to be used. Advertising expense for the years ended December 31, 2000 and January 2, 2000 and the period ended December 31, 1998, was $50,258,000, $28,567,000 and $1,638,000, respectively.

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

 General and Administrative

   General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

 Interest Income and Expense

   Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease obligations. Interest income for fiscal years 2000, 1999 and 1998 totaled $9,199,000, $5,036,000 and $177,000, respectively.
Interest expense for fiscal years 2000, 1999 and 1998 totaled $567,000, $124,000, and $3,000 respectively.

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

                              DRUGSTORE.COM, INC.

 Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 (see Note 9). The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF) consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

 Net Loss Per Share

   Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares that are subject to repurchase agreements or contingently issuable pursuant to contractual terms. Shares associated with stock options, warrants and the convertible preferred stock are not included in the calculation of diluted net loss per share because they are antidilutive.

   Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the conversion of all outstanding convertible preferred stock into shares of common stock effective upon shareholder approval in November 2000 as if such conversion occurred at the date of original issuance.

   The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated:

                                                                    Period from
                                                                   April 2, 1998
                                      Year Ended     Year Ended    (Inception) to
                                     December 31,    January 2,     December 31,
                                         2000           2000            1998
                                     -------------  -------------  --------------
Numerator:
    Net loss........................ $(193,015,000) $(115,831,000)  $(8,027,000)
                                     =============  =============   ===========
Denominator:
  Weighted average common shares
   outstanding......................    55,183,750     20,005,233     1,462,311
  Less weighted average common
   shares issued subject to
   repurchase agreements or
   contingently issuable pursuant to
   contractual terms................      (971,670)    (1,124,264)     (916,162)
                                     -------------  -------------   -----------
  Denominator for basic and diluted
   calculation......................    54,212,080     18,880,969       546,149
                                                    =============   ===========
  Weighted average effect of pro
   forma conversion of securities:
    Convertible preferred stock.....     1,236,843
                                     -------------
    Denominator for pro forma basic
     and diluted calculation
     (unaudited)....................... 55,448,923
                                     =============
Net loss per share:
    Basic and diluted............... $       (3.56) $       (6.13)  $    (14.70)
                                     =============  =============   ===========
    Pro forma basic and diluted
     (unaudited).................... $       (3.48)
                                     =============

                                 DRUGSTORE.COM

   At December 31, 2000, January 2, 2000 and December 31, 1998 there were 17,682,126, 5,850,658 and 1,515,334 stock options and warrants, respectively, that were excluded from the computation of actual and pro forma diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

 Segment and Geographic Information

   The Company operates in one principal business segment in the United States. No geographic area accounted for more than 10% of net sales in the years ended December 31, 2000 and January 2, 2000. There were no transfers between geographic areas during the years ended December 31, 2000 and January 2, 2000. All of the Company's operating results and identifiable assets are in the United States.

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

   In March 2000, the EITF of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop a Web site should be capitalized or expensed. The Company adopted this consensus in the third quarter of 2000, and it did not have a material impact on the Company's financial statements.

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

   In July 2000, the EITF reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance on whether a company should recognize revenue in the amount of the gross amount billed to the customer because it has earned revenue from the sale of the goods or services or whether the company should recognize revenue based on the net amount retained because, in substance, it has earned a commission from the vendor-manufacturer of the goods or services on the sale. As the Company's current accounting policies are in accordance with EITF Issue 99-19, this consensus did not have an impact on the Company's financial statements.

   In July 2000, the EITF reached a consensus on EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." This consensus indicates that amounts billed to a customer in a sale transaction related to shipping and handling, if any, represents revenue to the vendor and should be classified as revenue. As the

                                 DRUGSTORE.COM

Company currently classifies shipping fees charged to a customer in net sales, this did not have an impact on the Company's financial statements. In September 2000, the EITF reached a final consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Task Force determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. A company may adopt a policy of including shipping and handling costs in cost of sales, or if shipping costs or handling costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. The Company includes costs of shipping in cost of sales; however, in accordance with this consensus, handling costs, formerly classified in marketing and sales expense, have been displayed separately as fulfillment and order processing expenses. Handling costs include expenses related to distribution center equipment and packaging supplies; per-unit fulfillment fees charged by third parties; bad debt expense; credit card fees and payroll and expenses for personnel engaged in customer service, purchasing and fulfillment. All prior periods have been retroactively reclassified to reflect this modification. The adoption of EITF Issue No. 00-10 did not impact the Company's net sales, operating losses or net losses as previously reported.

   In November 2000, the EITF reached a consensus on EITF Issue 00-19, "Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.' " EITF 00-19 provided further clarification with respect to the classification and accounting treatment of derivative financial instruments indexed to a Company's own stock. In accordance with the provisions of EITF No. 00-19, the Company was required to reclassify $9,320,000 from stockholders' equity to a long-term liability due to certain contractual requirements that may require the Company to pay the difference between the fair value of the stock issued to WellPoint and $10 million in cash. The portion reclassified represents the difference between $10 million and the fair value of the Company's stock on December 31, 2000. The Company will make a similar reclassification at the end of the first quarter of fiscal year 2001 based upon the fair value of the Company's stock at that time. At the end of the second quarter of fiscal year 2001, which is the effective date of EITF No. 00-19, the Company will record a cumulative effect adjustment of a change in accounting principle based upon difference between the fair value of the Company's common stock as of June 30, 2001 and $5.0 million, the fair value of the common stock on the original date of the agreement. Beginning in the third quarter of fiscal year 2001, any changes in the fair market value of the liability, which will be based upon the fair value of the Company's stock, will be recorded as a gain or loss in the Company's Consolidated Statement of Operations.

 Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation.

                                 DRUGSTORE.COM

2. Business Acquisition and Strategic Agreements

 Rite Aid and GNC

   In July 1999, the Company consummated a series of agreements with Rite Aid and GNC to issue 12,282,599 shares of Series E preferred stock in exchange for an aggregate of $10 million in cash and other consideration, including access to insurance coverage, advertising commitments and a vendor agreement with an estimated fair value of $233.9 million. The $233.9 million non-cash portion of the consideration from the Rite Aid and GNC agreements was allocated to the following components based on a valuation obtained from an independent valuation expert (in millions):

     Access to insurance coverage........................................ $182.1
     Advertising commitments.............................................   22.9
     Vendor agreement....................................................   28.9
                                                                          ------
                                                                          $233.9
                                                                          ======

 Amazon.com

   In January 2000, the Company reached an agreement with Amazon.com, Inc. (Amazon.com) to provide certain advertising and technical services over a three-year term for $105.0 million. The consideration included 1,066,667 shares of the Company's common stock with a fair value of $30.0 million issued immediately in a private placement transaction and minimum cash payments totaling $75.0 million over the three-year term of the agreement. In July 2000, Amazon.com and the Company agreed to reduce the remaining minimum cash payments due over the three-year term of the agreement from $75.0 million to $30.0 million. Additionally, the Company agreed to pay additional amounts in cash if the advertising services exceed certain performance thresholds in the second and third year of the agreement. The Company also issued to Amazon.com a fully vested, nonforfeitable and exercisable warrant to purchase 2.5 million shares of the Company's common stock at $4.94 per share. The Company estimates that the fair value of the warrant was $7.3 million and is amortizing the aggregate minimum value of the total consideration under the agreement of $67.3 million to primarily marketing and sales expense on a straight-line basis over the three-year term of the agreement. For year ended December 31, 2000, the Company recognized marketing and sales expense associated with such agreement of $15.2 million.

 Beauty.com

   In February 2000, the Company acquired Beauty.com, Inc. (Beauty.com), an online retailer of prestige beauty products, in exchange for 1,266,289 shares of the Company's common stock and the assumption of outstanding stock options. In July 2000, the Company and Beauty.com's founder amended certain provisions of the initial purchase agreements, including eliminating the contingency on the issuance of approximately 587,000 shares of the Company's common stock related to the continued employment of Beauty.com's founder and reducing the total consideration to 1,235,530 shares of the Company's common stock. The final purchase price, as amended, was determined to be $37.6 million. Subsequent to the amendment of the purchase agreements, all of the shares have been issued to the former Beauty.com shareholders except for 126,628 shares that will remain in escrow until February 2001 as security for certain indemnification provisions of the purchase agreement. The acquisition has been accounted for as a purchase, and all identifiable assets were assigned a portion of the purchase price based on their respective fair values. In connection with the acquisition and subsequent amendment of the purchase agreements, the Company recognized approximately $45.1 million of intangible assets allocated to domain names, customer lists and goodwill based on an independent valuation. Of the $45.1 million, $10.8 million was recorded in the third quarter of 2000, including $10.4 million that was reclassified from deferred stock-based compensation to goodwill as of the date the purchase agreements were

                                 DRUGSTORE.COM
amended. These intangible assets are being amortized over the remaining portion of their estimated useful lives of three years. The pro forma consolidated financial information for the years ended December 31, 2000 and January 2, 2000, determined as if the Beauty.com acquisition had occurred at the beginning of each fiscal year, would have indicated net sales of $110.1 million and $35.1 million, net loss of $197.9 million and $149.4 million, and basic and diluted net loss per share of $(3.63) and $(7.48), respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the Company and Beauty.com been combined during the specified periods.

 Medibuy

   In February 2000, the Company entered into a five-year agreement with Medibuy.com, Inc. (Medibuy), an e-commerce solution for healthcare supply procurement, to develop a co-branded e-commerce marketplace targeted at the home healthcare market. As of December 31, 2000, no revenues or expenses had been recorded as a result of this transaction and the Company has been informed by Medibuy that it no longer intends to develop the co-branded e-commerce marketplace contemplated in the original agreement and wishes to terminate the original agreement. The Company is currently in the process of evaluating its options with respect to Medibuy's termination proposal and does not expect that such termination negotiations will result in an outcome having a material effect on its financial statements. In connection with this agreement, the Company received fully vested, nonforfeitable and exercisable warrants to purchase 700,000 shares of Medibuy common stock. Because Medibuy is a privately owned company and due to the lack of available financial information about Medibuy's future operations, the Company could not obtain an independent valuation of the value of the warrants to purchase Medibuy common stock. As the Company could not obtain an independent valuation of Medibuy and due to Medibuy's limited operating history and related uncertainties as to their financial condition, the Company could not determine the fair value of the warrants; accordingly, such amounts are not reflected on the Company's consolidated balance sheet as of December 31, 2000.

 WellPoint

   In June 2000, the Company entered into a five-year strategic partnership with WellPoint Health Networks Inc. (WellPoint), a leading health plan owned pharmacy benefit management company. Pursuant to this agreement, the Company is designated as WellPoint's preferred Internet pharmacy and drugstore, with access to WellPoint's members. In exchange, the Company issued WellPoint 750,000 shares of the Company's common stock with a fair value of approximately $5.0 million and will make certain cash payments to WellPoint over the five-year term of the agreement. If the 750,000 shares of the Company's common stock does not have a fair value of $10.0 million at the end of the second year, the Company is required to pay WellPoint the difference between the fair value of the stock and $10.0 million, in either cash or the Company's common stock. The amount of such difference as of December 31, 2000 was $9,320,000 and is reflected in other long term liabilities on the Company's consolidated balance sheet. The Company recorded the guaranteed value of the stock issuable in connection with this agreement totaling $10 million as an intangible asset and is amortizing the asset over the five-year term of the agreement.

 CIGNA

   In June 2000, the Company entered a five-year agreement with CIGNA HealthCare companies (CIGNA), one of the nation's leading providers of health benefit programs. Pursuant to this agreement, the Company will provide health and beauty products to CIGNA's plan participants by providing them direct access to the Company's Web site from the home page of CIGNA's Internet site or through CIGNA HealthCare's mail order pharmacy. In exchange, the Company issued CIGNA Healthcare a warrant to purchase 500,000 shares of the Company's common stock at $7.76 per share. The fair value of such warrant was estimated at $2.2 million and is being amortized to marketing and sales expense on a straight-line basis over the five-year term of the agreement.

                                 DRUGSTORE.COM

3. Fixed Assets

   Fixed assets consists of the following:

                                                        December 31, January 2,
                                                            2000        2000
                                                        ------------ ----------
                                                            (in thousands)
     Computers and equipment...........................   $ 29,979    $ 9,208
     Purchased software................................      8,133      2,148
     Furniture and fixtures............................      2,870        102
     Leasehold improvements............................     11,542      2,694
     Construction in progress..........................        --      14,235
                                                          --------    -------
                                                            52,524     28,387
     Less accumulated depreciation and amortization....    (13,844)    (3,179)
                                                          --------    -------
                                                          $ 38,680    $25,208
                                                          ========    =======

   Included in computers and equipment and purchased software as of December 31, 2000 are assets acquired under capital leases with an original cost of approximately $9,201,000 and $365,000, respectively. Included in computers and equipment and purchased software as of January 2, 2000 are assets acquired under capital leases with an original cost of approximately $5,791,000 and $365,000, respectively. Accumulated amortization on the leased assets as of December 31, 2000 and January 2, 2000 was approximately $3,836,000 and $794,000 respectively.

4. Intangible Assets

   Intangible assets consists of the following:

                                                          December 31, January
                                                              2000     2, 2000
                                                          ------------ --------
                                                             (in thousands)
     Access to insurance.................................   $192,142   $182,142
     Goodwill............................................     38,661        --
     Vendor agreement....................................     28,890     28,890
     Technology license, domain names and other..........      6,869        384
                                                            --------   --------
                                                             266,562    211,416
     Less accumulated amortization.......................    (45,448)   (10,674)
                                                            --------   --------
                                                            $221,114   $200,742
                                                            ========   ========

5. Note Receivable from Officer

   On December 3, 1998, the Company loaned an officer $250,000 evidenced by a full recourse promissory note bearing 7% interest. The loan and accrued interest totaling $286,000 was forgiven by the Company's board of directors on January 2, 2001 and was charged to expense in the year ended December 31, 2000.

6. Commitments and Contingencies

   The Company leases office and distribution center facilities under noncancelable operating leases, which call for fixed rental payments through 2005. In addition, the Company leases various office equipment under operating leases. The Company has the option to extend some of these leases for additional terms ranging from

                              DRUGSTORE.COM, INC.

three to five years. Total rent expense under operating leases for the years ended December 31, 2000 and January 2, 2000 and the period ended December 31, 1998 approximated $6,250,000, $2,054,000 and $127,000, respectively.

   The Company also leases computer equipment under noncancelable capital leases. Capital lease obligations bear interest at rates ranging from 4% to 9% and mature 24 to 36 months from the date of funding. At December 31, 2000, the Company had additional financing available under certain lease agreements totaling approximately $3.2 million.

   The Company has entered into certain advertising and content agreements with Amazon.com, WellPoint Health Networks Inc. and certain content providers which require the Company to make fixed payments over the term of the agreements. The costs associated with these agreements are amortized on a straight-line basis over the period such advertising and content is expected to be used.

   Future minimum commitments at December 31, 2000, as adjusted for the lease canceled on March 20, 2001 (see Note 12), are as follows:

                                                 Capital  Operating Marketing
                                                 Leases    Leases   Agreements
                                                 -------  --------- ----------
                                                        (in thousands)
   2001......................................... $ 3,106   $ 3,358   $ 9,108
   2002.........................................   1,888     3,367    16,750
   2003.........................................     457     2,834     9,750
   2004.........................................     131     2,706     2,750
   2005.........................................      71     1,187     1,500
   Thereafter...................................     --        --        --
                                                 -------   -------   -------
   Total minimum lease payments.................   5,653   $13,452   $39,858
                                                           =======   =======
   Less amounts representing interest...........    (410)
                                                 -------
   Present value of minimum payments............   5,243
   Less current portion of capital lease
    obligations.................................  (2,844)
                                                 -------
   Noncurrent portion of capital lease
    obligations................................. $ 2,399
                                                 =======

   The Company is party to routine claims and litigation incidental to its business. The Company believes the ultimate resolution of these routine matters will not have a material adverse effect on its financial position and results of operations or cash flows.

7. Income Taxes

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

   At December 31, 2000, the Company had approximately $261.1 million of net operating loss carryforwards that will expire beginning in 2018. Due to the issuance and sale of Series E preferred stock in 1999 and the acquisition of Beauty.com, the Company incurred ownership changes pursuant to applicable

                              DRUGSTORE.COM, INC.

regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, the Company's use of losses incurred through the date of these ownership changes will be limited during the carryforward period. The Company estimates that the use of approximately $63.0 million of net operating losses incurred through the date of the ownership change would be limited to approximately $15.5 million per year in order to offset future taxable income. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. The initial public offering and subsequent equity financings in 2000 did not cause additional ownership changes that would result in additional limitations on the utilization of net operating carryforwards.

   Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                        December 31, January 2,
                                                            2000        2000
                                                        ------------ ----------
                                                            (in thousands)
   Deferred tax assets:
     Net operating loss carryforward...................   $ 88,783    $ 33,449
     Research and development credit carryforward......         32          32
     Amortization of intangible assets.................      3,978       1,547
     Charitable contribution...........................      1,224       1,224
     Nonqualified stock options........................      1,687         --
     Other temporary differences.......................      2,889         279
                                                          --------    --------
   Total gross deferred tax assets.....................     98,593      36,531
   Less valuation allowance............................    (98,593)    (36,531)
                                                          --------    --------
   Net deferred tax assets.............................   $    --     $    --
                                                          ========    ========

   In connection with the Beauty.com acquisition, the Company recorded deferred tax assets totaling $3,433,000 and a corresponding increase in the valuation allowance.

   A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                             December 31, January 2, December 31,
                                 2000        2000        1998
                             ------------ ---------- ------------
                                        (in thousands)
   Income tax benefit at
    statutory rate.........    $ 65,625    $ 39,378    $ 2,729
   Stock-based
    compensation...........      (2,842)     (5,228)      (351)
   Amortization of
    intangible assets......      (4,134)        --         --
   Other permanent
    differences............         (20)        (21)        (8)
   Research and development
    credit.................         --          --          32
   Increase in valuation
    allowance..............     (58,629)    (34,129)    (2,402)
                               --------    --------    -------
   Income tax benefit......    $    --     $    --     $   --
                               ========    ========    =======

                              DRUGSTORE.COM, INC.

8. Stockholders' Equity

 Outstanding Warrants

   In connection with the strategic agreements entered into with Amazon.com and CIGNA (see Note 2), the Company issued warrants to purchase the Company's common stock at a predetermined price. Amazon.com was granted the right to purchase 2.5 million shares of the Company's common stock at $4.94 per share, expiring in July 2002. CIGNA was granted the right to purchase 500,000 shares of the Company's common stock at $7.76 per share, expiring in June 2005.

 Convertible Preferred Stock

   In June and August 1998, the Company issued 10,000,000 shares of Series A preferred stock in a private placement offering in exchange for gross cash proceeds of $4,000,000, and a Technology License and Advertising Agreement with Amazon.com that provides for the right to license certain technology and receive certain technological and advertising support from Amazon.com. In addition, the Company agreed to license its technology to Amazon.com and participate in mutually agreed upon advertising activities. No cash payments are required under the Technology License and Advertising Agreement with Amazon.com. The Company valued the right to license certain technology and receive such technological and advertising support at $4,000,000 based on the value of Series A preferred stock issued concurrently for cash. Such value was allocated to prepaid marketing expense, license rights and prepaid technical consulting services in the amount of $3,765,000, $150,000 and $85,000, respectively, based on their estimated fair value. The prepaid marketing expense was amortized over five months commencing in February 1999. The license rights and prepaid technical consulting are being amortized over five years and approximately eight months, respectively, commencing on the date of the agreement. For the years ended December 31, 2000 and January 2, 2000 and the period ended December 31, 1998, the Company recognized expenses under such agreement totaling $28,000, $3,830,000 and $58,000 respectively.

   In October, November and December 1998, the Company issued 5,446,268 shares of Series B preferred stock in a private placement offering in exchange for gross cash proceeds of $18,245,000.

   In January and March 1999, the Company issued 4,472,844 shares of Series C preferred stock in a private placement offering in exchange for gross cash proceeds of $35,000,000.

   In June 1999, the Company issued 2,266,289 shares of Series D preferred stock in a private placement offering in exchange for $40 million in cash and $5 million in cable television advertising obligations. The cable television advertising is not expected to be aired within the next 12 months and has been classified as a noncurrent asset in prepaid marketing expenses.

   In July 1999, the Company consummated a series of agreements with Rite Aid and GNC to issue 12,282,599 shares of Series E preferred stock in exchange for an aggregate of $10 million in cash and other consideration, including access to insurance coverage, advertising commitments and a vendor agreement with an estimated fair value of $233.9 million. The $233.9 million non-cash portion of the consideration from the Rite Aid and GNC agreements was allocated to the following components based on a valuation obtained from an independent valuation expert (in millions):

     Access to insurance coverage....................................... $182.1
     Advertising commitments............................................   22.9
     Vendor agreement...................................................   28.9
                                                                         ------
                                                                         $233.9
                                                                         ======

                                 DRUGSTORE.COM

   The access to insurance coverage and the vendor agreement have been classified as intangible assets and the advertising commitments have been classified within prepaid marketing expenses. All of the assets are to be amortized on a straight-line basis over their contractual life of 10 years.

 Common Stock

   In July 1999, the Company completed its initial public offering of 5,750,000 shares of common stock resulting in approximately $94.6 million in net proceeds. In connection with the closing of the offering, all of the outstanding convertible preferred stock was converted into an aggregate of 34,468,000 shares of common stock. Through a separate private placement transaction, the Company also issued 555,555 shares of common stock to Amazon.com, Inc., resulting in proceeds of approximately $10 million. Subsequent to the Company's initial public offering, the total number of authorized shares was changed to 260,000,000 shares, of which 250,000,000 shares are common stock and 10,000,000 shares are undesignated preferred stock. Additionally, the par value of the Company's common and preferred stock was changed to $.0001 per share. The accompanying financial statements have been restated to reflect the change in the par value of the common stock.

   In July 1999, the Company donated 200,000 shares of its common stock to the drugstore.com Foundation, a separately organized 501(c)(3) organization in which the Company is neither a trustee or beneficiary, and recognized the fair market value of the shares donated as a $3,600,000 charitable contribution expense.

   In March 2000, the Company completed the sale of 6,020,000 shares of its common stock at $18.00 per share. Of the 6,020,000 shares offered, 6,000,000 were offered by the Company and 20,000 were offered by an existing stockholder. Net proceeds to the Company aggregated approximately $101.6 million.

   In August 2000, the Company completed the sale of approximately 8.1 million shares of common stock at $4.9375 per share and approximately 46,000 shares of preferred stock at $493.75 per share. The preferred stock was a participating, non-voting, preferred instrument that converted into 4,593,989 shares of common stock on November 10, 2000 upon stockholder approval. Net proceeds to the Company aggregated approximately $62.3 million.

   A portion of the Company's shares outstanding are subject to repurchase by the Company over a three year period. As of December 31, 2000, there were 472,500 shares subject to repurchase rights at $0.04 per share. Additionally, in connection with the Beauty.com acquisition, as of December 31, 2000, there were 126,628 shares outstanding that will remain in escrow until February 2001 as security for certain indemnification provisions of the purchase agreement.

 Common Stock Reserved for Future Issuance

   The following table represents the number of shares reserved for future issuance as of December 31, 2000:

     Stock option plan............................................... 17,438,190
     Employee stock purchase plan....................................    799,601
     Warrants to purchase common stock...............................  3,000,000
                                                                      ----------
                                                                      21,237,791
                                                                      ==========

                              DRUGSTORE.COM, INC.

9. Employee Benefit Plans

 Defined Contribution Plan

   Effective April 1999, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,500 in 2000) and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits, but does not require, additional matching contributions to the 401(k) plan by the Company on behalf of all participants in the 401(k) plan. To date, the Company has not made any matching contributions to the 401(k) plan.

 1998 Stock Plan

   Under the terms of the 1998 stock plan, the board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of the Company. In connection with the introduction of the 1998 stock plan, 2,735,000 shares of common stock were reserved for future issuance. During 1999, the Company increased the number of shares reserved for future issuance under such plan by 8,265,000. During 2000, the Company's shareholders approved an increase in the number of shares reserved for future issuance under such plan of 7,000,000 shares, bringing the total shares reserved for future issuance to 18,000,000. Additionally, the Company's shareholders approved an automatic annual increase, beginning on the first day of our fiscal year starting in 2001, equal to (i) the lesser of (a) 5% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year and (b) 6,000,000 shares or (ii) a lesser amount determined by the plan administrator; provided that any shares from any such increase in previous years that are not actually issued will be added to the aggregate number of shares available for issuance under the 1998 stock plan. Pursuant to this provision, 3,292,162 additional shares were reserved for future issuance under the 1998 stock plan on January 1, 2001.

   Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of grant, as determined by the board of directors. Options generally vest over a four to five year period and expire ten years from the date of grant.

   In May 2000, the Company's board of directors granted options to purchase an aggregate of approximately 3.3 million shares of its common stock to certain of its existing employees at an exercise price of $7.00 per share, which was below the fair market value on the date of the grant. The options were granted under the Company's 1998 stock plan and will vest over a four-year period at the rate of one-fourth of the total number of shares subject to the options six months after the grant date, with the remaining shares vesting in equal installments at the end of each six-month period thereafter. Accordingly, during the second quarter of 2000 the Company recorded deferred stock-based compensation of approximately $5.3 million, which is being amortized over the vesting period of the options using the multiple-option approach.

   In October 2000, the Company's board of directors granted options to purchase an aggregate of approximately 4.9 million shares of its common stock to certain of its existing employees at an exercise price of $0.01 per share, which was below the fair market value on the date of the grants. The options were granted under the Company's 1998 stock plan and will vest over an 18 month period at the rate of 40% of the total number of shares subject to the options six months after the grant date, with the remaining shares vesting in equal installments at the end of each six-month period thereafter. Accordingly, during the fourth quarter of 2000 the Company recorded deferred stock-based compensation of approximately $12.2 million, which is being amortized over the vesting period of the options using the multiple-option approach.

                              DRUGSTORE.COM, INC.

   The following table summarizes activity under the Company's stock plan:

                                                       Outstanding Options
                                                   ----------------------------
                                  Shares Available Number of   Weighted-Average
                                     for Grant       Shares     Exercise Price
                                  ---------------- ----------  ----------------
     Initial authorization.......     2,735,000           --           --
     Options granted.............    (1,683,584)    1,683,584       $  .17
     Options exercised...........           --         (8,000)      $  .12
     Options forfeited...........       160,250      (160,250)      $  .04
                                    -----------    ----------
   Outstanding at December 31,
    1998.........................     1,211,666     1,515,334       $  .18
     Additional authorizations...     8,265,000           --           --
     Options granted.............    (4,958,075)    4,958,075       $19.99
     Options exercised...........           --       (202,253)      $  .23
     Options forfeited...........       420,498      (420,498)      $ 6.84
                                    -----------    ----------
   Outstanding at January 2,
    2000.........................     4,939,089     5,850,658       $16.49
     Additional authorizations
      and options assumed in the
      Beauty.com acquisition.....     7,032,404           --           --
     Options granted.............   (12,635,424)   12,635,424       $ 6.69
     Options exercised...........           --       (383,961)      $  .66
     Options forfeited...........     3,419,995    (3,419,995)      $13.01
                                    -----------    ----------
   Outstanding at December 31,
    2000.........................     2,756,064    14,682,126       $ 9.27
                                    ===========    ==========

   The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2000:

                                Outstanding Options         Exercisable Options
                          -------------------------------- ---------------------
                                                Weighted-
                                     Weighted-   Average   Vested and  Weighted-
                                      Average   Remaining  Exercisable  Average
                          Number of  Exercise  Contractual  Number of  Exercise
Exercise Price              Shares     Price      Life       Shares      Price
--------------            ---------- --------- ----------- ----------- ---------
$.01 to $2.50............  6,014,844  $ 0.10    9.4 years     576,200   $ 0.30
$2.51 to $7.50...........  4,653,149  $ 6.55    9.4 years     957,390   $ 6.95
$7.51 to $15.00..........    905,217  $ 9.73    8.8 years     200,546   $ 8.48
$15.01 to $30.00.........  1,153,398  $23.85    9.0 years      67,349   $16.62
$30.01 to $67.50.........  1,955,518  $35.11    8.9 years     405,465   $36.42
                          ----------                        ---------
Total.................... 14,682,126  $ 9.27    9.3 years   2,206,950   $11.06
                          ==========                        =========

   Under APB No. 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option or the purchase price of restricted stock was lower than the deemed fair value for financial reporting purposes of the underlying common stock. For the years ended December 31, 2000 and January 2, 2000 and the period ended December 31, 1998, the Company recorded aggregate deferred stock-based compensation of $17,582,000, $22,630,000 and $4,966,000, respectively. The deferred stock-based compensation is being amortized over the vesting period of the underlying options and restricted stock. For the years ended December 31, 2000 and January 2, 2000 and the period ended December 31, 1998, total amortization of stock-based compensation recognized was $15,115,000, $15,375,000 and $1,037,000, respectively.

                              DRUGSTORE.COM, INC.

   Had the stock-based compensation for the Company's stock option plan and restricted stock agreements been determined based on the Black-Scholes model using the multiple-option approach, the Company's net loss would have been adjusted to the following pro forma amount for the years ended December 31, 2000 and January 2, 2000 and the period ended December 31, 1998:

                                                                 Period from
                                                       Year     April 2, 1998
                                         Year ended    ended    (Inception) to
                                        December 31,  January    December 31,
                                            2000      2, 2000        1998
                                        ------------ ---------  --------------
                                        (in thousands, except per share data)
Net loss--as reported..................  $(193,015)  $(115,831)    $(8,027)
Incremental pro forma compensation
 expense under SFAS No. 123............    (32,815)     (2,589)        (12)
                                         ---------   ---------     -------
Net loss--pro forma....................  $(225,830)  $(118,420)    $(8,039)
                                         =========   =========     =======
Basic and diluted net loss per share--
 as reported...........................  $   (3.56)  $   (6.13)    $(14.70)
                                         =========   =========     =======
Basic and diluted net loss per share--
 pro forma.............................  $   (4.17)  $   (6.27)    $(14.72)
                                         =========   =========     =======
Pro forma basic and diluted net loss
 per share--as reported................  $   (3.48)
                                         ---------
Pro forma basic and diluted net loss
 per share--pro forma..................  $   (4.07)
                                         =========

   The weighted-average fair value of options granted during the years ended December 31, 2000 and January 2, 2000 and the period from April 2, 1998 (inception) to December 31, 1998 was $9.06, $14.87 and $1.41, respectively, for options granted at fair market value. The initial impact on pro forma net loss may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in pro forma earnings.

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

                                                                Period from
                             January 3,   July 27,  January 1, April 2, 1998
                              2000 to     1999 to    1999 to   (Inception) to
                            December 31, January 2,  July 26,   December 31,
                                2000        2000       1999         1998
                            ------------ ---------- ---------- --------------
   Average risk-free
    interest rate..........      6.25%        6.5%       6.5%         4.5%
   Average expected life...   3 years     3 years    3 years      3 years
   Volatility..............       130%         80%        50%          50%

 1999 Employee Stock Purchase Plan

   The Company's 1999 employee stock purchase plan was adopted by the board of directors in 1999, and was effective upon the completion of the Company's initial public offering of its common stock. A total of 500,000 shares of common stock has been reserved for issuance under the employee stock purchase plan plus an annual increase on the first day of each of the fiscal years beginning in 2000, 2001, 2002, 2003 and 2004 equal to the lesser of (1) 500,000 shares, (2) three percent (3%) of our shares outstanding on the last day of the immediate preceding fiscal year, or (3) such lesser number of shares as is determined by the board of directors. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the

                                 DRUGSTORE.COM

Company's common stock on the first or the last day of the applicable six month purchase period. In the year ended December 31, 2000, employees purchased 200,399 shares of the Company's common stock in exchange for $1,853,000.

10. Related Parties

   The Company purchased $46,169,000 of inventory and fulfillment-related services and recognized $2,290,000 of marketing and sales expense during the year ended December 31, 2000 in connection with the agreements between the Company and Rite Aid. The Company purchased $10,454,000 of inventory and fulfillment-related services and recognized $1,145,000 of marketing and sales expense during the year ended January 2, 2000 in connection with the agreements between the Company and Rite Aid. Approximately $13,310,000 and $4,391,000 relating to the purchase of inventory and fulfillment-related services from Rite Aid was payable as of December 31, 2000 and January 2, 2000, respectively.

   The Company recognized marketing and sales expense in connection with its strategic relationship with Amazon.com totaling approximately $20,259,000, $5,265,000 and $58,000 for the years ended December 31, 2000 and January 2, 2000 and the period ended December 31, 1998, respectively. Approximately $30,000 and $1,500,000 of these expenses were payable as of December 31, 2000 and January 2, 2000, respectively.

11. Quarterly Results (unaudited)

   The following tables contain selected unaudited Consolidated Statement of Operations information for each quarter of fiscal years 2000 and 1999. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                      Year Ended December 31, 2000
                               ----------------------------------------------
                                 Fourth      Third       Second      First
                                Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
                                (in thousands, except share and per share
                                                  data)
Net sales.....................   $ 36,159    $ 26,480    $ 24,602    $ 22,738
Cost of sales(1)..............     30,916      24,047      22,867      22,881
Net loss......................    (43,173)    (45,703)    (54,657)    (49,482)
Basic and diluted loss per
 share(2).....................   $  (0.68)   $  (0.80)   $  (1.07)   $  (1.09)
Shares used in computation of
 basic and diluted loss per
 share........................ 63,157,832  57,324,506  50,987,471  45,229,624
                                       Year Ended January 2, 2000
                               ----------------------------------------------
                                 Fourth      Third       Second      First
                                Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
                                (in thousands, except share and per share
                                                  data)
Net sales.....................   $ 18,488    $ 12,158    $  3,550    $    652
Cost of sales(1)..............     21,502      14,729       6,278         823
Net loss......................    (43,505)    (41,973)    (19,761)    (10,592)
Basic and diluted loss per
 share(2).....................   $  (1.02)   $  (1.33)   $ (19.10)   $ (10.89)
Shares used in computation of
 basic and diluted loss per
 share........................ 42,586,940  31,512,007   1,034,696     972,614

--------
(1) Cost of sales amounts have been retroactively adjusted to reflect the adoption of EITF No. 00-14, which was adopted in the third quarter of fiscal year 2000.

(2) The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the weighted-average shares outstanding and the effects of rounding for each period.

                              DRUGSTORE.COM, INC.

12. Subsequent Events (unaudited)

   In January 2001, the Company laid off approximately 100 employees. As a result of the layoffs, the Company decided to consolidate certain of its corporate facilities and is attempting to sublease or exit the leases associated with the excess facilities. In March 2001, the Company negotiated the cancellation of a lease for new corporate office space in exchange for forfeiting a portion of the Company's lease deposit, thereby reducing the Company's minimum commitments through 2012 by approximately $46.9 million. Accordingly in the first quarter of 2001, the Company expects to record a charge ranging from approximately $7.0 million to $8.0 million associated with the costs of exiting such leases, forfeiting the Company's lease deposit and writing off the related leasehold improvements and equipment.

                              DRUGSTORE.COM, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                      Charged to
                           Balance at  Revenue,  Charged               Balance
                           Beginning   Costs or  to Other              at End
                           of Period   Expenses  Accounts Deductions  of Period
                           ---------- ---------- -------- ----------  ---------
Period from April 2, 1998
 (Inception) to December
 31, 1998
  Allowance for doubtful
   accounts..............    $ --       $  --      $ --     $ --       $  --
  Allowance for sales
   returns...............    $ --       $  --      $ --     $ --       $  --
  Reserve for inventory
   obsolescence..........    $ --       $  --      $ --     $ --       $  --

Year Ended January 2,
 2000
  Allowance for doubtful
   accounts..............    $ --       $  385     $ --     $ 215(A)   $  170
  Allowance for sales
   returns...............    $ --       $  336     $ --     $ 255(B)   $   81
  Reserve for inventory
   obsolescence..........    $ --       $  606     $ --     $  50(C)   $  556

Year Ended December 31,
 2000
  Allowance for doubtful
   accounts..............    $ 170      $  511     $ --     $ 527(A)   $  154
  Allowance for sales
   returns...............    $  81      $  996     $ --     $ 912(B)   $  165
  Reserve for inventory
   obsolescence..........    $ 556      $1,101     $ --     $ 596(C)   $1,061

--------
(A) Deductions consist of write-offs of uncollectible accounts, net of recoveries.

(B) Deductions consist of sales credits to customers for product returns.

(C) Deductions consist of write-off of obsolete inventory.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on March 30, 2001.

                                          DRUGSTORE.COM, INC.

                                                 /s/ Peter M. Neupert
                                          By: _________________________________
                                                     Peter M. Neupert,
                                               President and Chief Executive
                                                          Officer