Form 10-Q
period 2001-04-01
DRUGSTORE COM INC
filed 2001-05-15
CIK 1086467

  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-78813

______________

drugstore.com, inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3416255 (IRS Employer Identification No.)

13920 Southeast Eastgate Way, Suite 300
Bellevue, Washington 98005
(Address of principal executive offices)

(425) 372-320
(Registrant's telephone number)

______________

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

        The number of shares of common stock, $.0001 par value, outstanding on May 14, 2001 was 66,341,249.

DRUGSTORE.COM, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 1, 2001	December 31, 2000
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$93,716	$108,032
Marketable securities	20,035	21,856
Accounts receivable, less allowance for doubtful accounts and sales returns of $292 and $319	6,008	6,003
Inventories	7,048	8,608
Prepaid marketing expenses	21,717	22,718
Other current assets	2,622	1,686

Total current assets	151,146	168,903

Fixed assets, net of accumulated depreciation of $16,819 and $13,844	33,742	38,680
Intangible assets, net of accumulated amortization of $55,159 and $45,448	211,229	221,114
Prepaid marketing expenses	18,032	23,714
Deposits and other assets	362	6,112

Total assets	$414,511	$458,523

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$18,545	$22,600
Accrued compensation	5,337	4,953
Accrued marketing expenses	1,534	2,232
Other current liabilities	2,170	2,186
Current portion of capital lease obligations	2,360	2,844

Total current liabilities	29,946	34,815

Capital lease obligations, less current portion	1,907	2,399
Other long term liabilities	9,297	9,320

Stockholders' equity:
Preferred stock, $.0001 par value:
Authorized shares—10,000,000
Issued and outstanding shares-None	—	—
Common stock, $.0001 par value, stated at amounts paid in:
Authorized shares—250,000,000
Issued and outstanding shares—66,074,272 and 65,843,250 as of April 1, 2001and December 31, 2000, respectively	737,969	741,170
Deferred stock-based compensation	(6,079)	(12,308)
Accumulated deficit	(358,529)	(316,873)

Total stockholders' equity	373,361	411,989

Total liabilities and stockholders' equity	$414,511	$458,523

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	April 1, 2001	April 2, 2000
Net sales	$32,769	$22,738
Costs and expenses:
Cost of sales	27,766	22,881
Fulfillment and order processing (1)	7,768	9,602
Marketing and sales (2)	10,942	19,030
Technology and content (3)	5,715	6,941
General and administrative (4)	4,086	4,806
Restructuring charge	7,294	—
Amortization of intangible assets	9,711	7,222
Amortization of stock-based compensation	2,877	3,343

Total costs and expenses	76,159	73,825

Operating loss	(43,390)	(51,087)
Interest income, net	1,734	1,605

Net loss	$(41,656)	$(49,482)

Basic and diluted net loss per share	$(0.64)	$(1.09)

Weighted average shares outstanding used to compute basic and diluted net loss per share	65,471,019	45,229,624

(1)	Excludes amortization of stock-based compensation of $514 and $228 for the three months ended April 1, 2001 and April 2, 2000, respectively.

(2)	Excludes amortization of stock-based compensation of $418 and $260 for the three months ended April 1, 2001 and April 2, 2000, respectively.

(3)	Excludes amortization of stock-based compensation of $923 and $694 for the three months ended April 1, 2001 and April 2, 2000, respectively.

(4)	Excludes amortization of stock-based compensation of $1,022 and $2,161 for the three months ended April 1, 2001 and April 2, 2000, respectively.

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2000	65,843,250	$741,170	$(12,308)	$(316,873)	$411,989
Exercise of stock options	190,462	54	—	—	54
Employee stock purchase plan	40,560	73	—	—	73
Deferred stock-based compensation, net of cancellations	—	(3,351)	2,501	—	(850)
Amortization of stock-based compensation	—	—	3,728	—	3,728
Fair value adjustment of equity guarantee		23			23
Net loss	—	—	—	(41,656)	(41,656)

Balance at April 1, 2001	66,074,272	$737,969	$(6,079)	$(358,529)	$373,361

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 1, 2001	April 2, 2000
Operating Activities:
Net loss	$(41,656)	$(49,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	3,437	1,881
Marketing and sales	6,291	572
Restructuring charge	7,294	—
Amortization of intangible assets	9,711	7,222
Amortization of stock-based compensation	2,877	3,343
Changes in:
Accounts receivable	(5)	(583)
Inventories	1,560	(3,349)
Prepaid marketing expenses	392	(2,291)
Other current assets	(936)	(1,426)
Deposits and other assets	1,250	(3,942)
Accounts payable and accrued expenses	(5,232)	(3,690)
Other	13	(4)

Net cash used in operating activities	(15,004)	(51,749)

Investing Activities:
Purchases of marketable securities	(20,035)	(17,297)
Sales of marketable securities	21,856	84,815
Purchase of fixed assets, net of proceeds	(240)	(8,545)
Purchase of intangible assets	—	(29)
Business acquisition, net of cash received	—	(335)

Net cash provided by investing activities	1,581	58,609

Financing Activities:
Proceeds from sale of common stock	—	101,600
Proceeds from exercise of stock options and employee stock purchase plan	127	1,530
Principal payments on capital lease obligations	(1,020)	(494)

Net cash provided by (used in) financing activities	(893)	102,636

Net increase (decrease) in cash and cash equivalents	(14,316)	109,496

Cash and cash equivalents at beginning of period	108,032	26,526

Cash and cash equivalents at end of period	$93,716	$136,022

Supplemental Cash Flow Information:
Cash paid for interest	$118	$51
Equipment acquired in capital lease agreements	$44	$395
Issuance of common stock in connection with business acquisition	—	$37,448
Issuance of common stock in exchange for prepaid advertising and software	—	$30,000
Forfeiture of cancelled lease deposit	$4,500	—

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. In addition, the balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Reclassifications.

        Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  Net Loss Per Share

        Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase or contingently issuable pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share because they are antidilutive.

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended
	April 1, 2001	April 2, 2000
	(in thousands, except share and per share data)

Net loss	$(41,656)	$(49,482)

Weighted average shares outstanding	65,996,195	46,392,445
Less weighted average shares subject to repurchase or contingently issuable pursuant to contract terms	(525,176)	(1,162,821)

Shares used in computation of basic and diluted net loss per share	65,471,019	45,229,624

Basic and diluted net loss per share	$(0.64)	$(1.09)

        At April 1, 2001 and April 2, 2000, there were 16,763,381 and 7,182,576 stock options and warrants outstanding, respectively, that were excluded from the computation of diluted net loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

3.  Restructuring charge

        In January 2001, the Company laid off approximately 100 employees. As a result of the layoffs, the Company decided to consolidate certain of its corporate facilities and is attempting to sublease or exit the leases associated with the excess facilities. In March 2001, the Company negotiated the cancellation of a lease for new corporate office space in exchange for forfeiting a portion of the Company's lease deposit. Accordingly, the Company recorded $7.3 million of restructuring charges including forfeiture of the cancelled lease deposit, the cost of exiting the leases of vacated facilities and the write-off of related leasehold improvements and equipment.

4.  Stock Options

        The following table summarizes activity under the Company's stock plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2000	2,756,064	14,682,126	$9.27
Additional authorizations	3,292,162	—	—
Options granted	(2,327,500)	2,327,500	$1.37
Options exercised	—	(190,462)	$0.28
Options forfeited	3,055,783	(3,055,783)	$9.56

Outstanding at April 1, 2001	6,776,509	13,763,381	$7.99

        As of April 1, 2001, 2,393,894 of the total options outstanding were exercisable with a weighted-average exercise price of $12.53 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

        This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Factors That May Affect Our Business section of our Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 30, 2001 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

        drugstore.com is a leading online drugstore: a retail store and information site for health, beauty, wellness, personal care and pharmacy products and information. We offer a larger selection of products than typical store-based retailers at competitive prices, along with a wealth of health-related information, buying guides and other tools designed to help consumers make more educated purchasing decisions. We were incorporated in April 1998 and commercially launched our Web site on February 24, 1999. Since the commercial launch of our site, we have focused on acquiring and retaining customers, expanding our product offerings, building vendor relationships, promoting our brand name, improving the efficiency of our order fulfillment processes, establishing customer service operations and developing our own distribution capabilities.

        In January 2001, we laid off approximately 100 employees. As a result of the layoffs, we decided to consolidate certain of our corporate facilities and are attempting to sublease or exit the leases associated with the excess facilities. In March 2001, we negotiated the cancellation of a lease for new corporate office space in exchange for forfeiting a portion of our lease deposit, thereby reducing our minimum commitments through 2012 by approximately $46.9 million. Accordingly in the first quarter of 2001, we recorded a $7.3 million restructuring charge associated with forfeiting a portion of our lease deposit, exiting leases associated with vacated facilities and writing-off the related leasehold improvements and equipment.

        We have incurred net losses of $358.5 million from inception to April 1, 2001. We believe that we will continue to incur net losses for at least the next four years (and possibly longer). We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly-evolving markets, such as e-commerce.

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

Results of Operations

        Net Sales
	Quarter ended April 1, 2001	% Change	Quarter ended April 2, 2000
		($ in thousands)
Net sales	$ 32,769	44%	$ 22,738
New customers	171,000	(42%)	295,000
Orders from repeat customers as a percentage of total orders	68%		50%
% of net sales from pharmaceutical products	51%		53%

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

        Our net sales increased due to an increase in the average net sales per order from approximately $39 during the quarter ended April 2, 2000 to approximately $62 during the quarter ended April 1, 2001. This increase is primarily attributable to higher average basket sizes, fewer promotional discounts offered to customers and our focus on smarter merchandising of higher-priced, higher margin products. Orders from repeat customers also increased as a percentage of total orders to 68%. We expect that net sales will be between $32 million and $33 million for the second quarter of 2001 and between $135 million and $145 million for fiscal 2001. In the future, our level of sales will depend on a number of factors including, but not limited to, the following:

The number of customers we are able to obtain;

The frequency of our customers' purchases;

The quantity and mix of products our customers purchase;

The quantity of the types of products we are able to offer for sale;

The price we charge for our products;

The amount we charge for shipping;

The extent of sales price incentives, including coupons, and discounts we offer;

The extent of reimbursements available from third-party payors;

The level of customer returns we experience;

The seasonality that we may experience in our business; and

The extent and effectiveness of our marketing efforts.

        Cost of Sales

	Quarter ended April 1, 2001	% Change	Quarter ended April 2, 2000
		($ in thousands)
Cost of sales	$ 27,766	21%	$ 22,881
Percentage of net sales	85%		101%

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

        Cost of sales as a percentage of net sales decreased as a result of our focus on higher margin products and fewer sales incentives offered to customers, including promotional inventory, coupons and discounts. Additionally, although our shipping costs continue to exceed the amount we charge our customers, we experienced a significant decrease in the amount we subsidized due to changes in our shipping prices and policies. We expect cost of sales as a percentage of net sales for the second quarter of 2001 and fiscal 2001 to be consistent with the quarter ended April 1, 2001.

Fulfillment and Order Processing

	Quarter ended April 1, 2001	% Change	Quarter ended April 2, 2000
		($ in thousands)
Fulfillment and order processing	$ 7,768	(19%)	$ 9,602
Percentage of net sales	24%		42%

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

        Fulfillment and order processing expenses decreased as a percentage of net sales as a result of the efficiencies gained through higher volumes, from operating our own distribution center and as a result of a decrease in variable labor costs. To the extent that our sales volume increases in future periods, we expect fulfillment and order processing expenses to increase in absolute dollars as we expand the accompanying distribution and fulfillment activities.

Marketing and Sales

	Quarter ended April 1, 2001	% Change	Quarter ended April 2, 2000
		($ in thousands)
Marketing and sales	$ 10,942	(43%)	$ 19,030
Percentage of net sales	33%		84%

        Marketing and sales expenses include advertising and marketing expenses, promotional expenditures, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include media, agency and production costs associated with our branding campaign as well as costs associated with Web portal advertising contracts.

        The decrease in marketing and sales expenses is primarily attributable to the decrease in promotional activities, television and radio advertising and agency and production costs. For the remainder of fiscal year 2001, we expect marketing and sales expenses to remain fairly consistent with first quarter 2001 expenses, but these expenses may fluctuate based on the timing of advertising and promotional activities throughout the year as we continue to look for new, efficient and effective ways to acquire high-quality, loyal customers.

Technology and Content

	Quarter ended April 1, 2001	% Change	Quarter ended April 2, 2000
		($ in thousands)
Technology and content	$ 5,715	(18%)	$ 6,941
Percentage of net sales	17%		31%

        Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web site and content. These expenses also include Internet access and hosting charges and Web site content and design expenses.

        Technology and content expenses decreased primarily due to the reduction in personnel and payroll related costs. Over the remainder of fiscal 2001, we expect technology and content expenses to remain consistent with first quarter 2001 expenses.

General and Administrative

	Quarter ended April 1, 2001	% Change	Quarter ended April 2, 2000
		($ in thousands)
General and administrative	$ 4,086	(15%)	$ 4,806
Percentage of net sales	12%		21%

        General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

        General and administrative expenses decreased primarily due to a reduction in expenses associated with personnel costs, including recruiting and relocation and other travel -related expenses. Over the next few quarters, we expect general and administrative expenses to remain relatively consistent with first quarter 2001 expenses.

Restructuring Charge

	Quarter ended April 1, 2001	% Change	Quarter ended April 2, 2000
		($ in thousands)
Restructuring charge	$ 7,294	__	__
Percentage of net sales	22%		__

        In the first quarter of 2001, we recorded a restructuring charge primarily associated with forfeiting a portion of our lease deposit, exiting leases associated with vacated facilities and writing-off related leasehold improvements and equipment.

Amortization of Intangible Assets

	Quarter ended April 1, 2001	% Change	Quarter ended April 2, 2000
		($ in thousands)
Amortization of intangible assets	$ 9,711	34%	$ 7,222
Percentage of net sales	30%		32%

        Amortization of intangible assets includes the amortization expense associated with the assets received in connection with agreements with Rite Aid Corporation and with General Nutrition Companies, Inc., including access to insurance coverage and a vendor agreement; assets acquired in connection with the purchase of Beauty.com, including goodwill and domain names; and other intangibles, including a technology license agreement, domain names and trademarks.

        Amortization of intangible assets increased due to the amortization of goodwill related to the acquisition of Beauty.com in February 2000 and the assets received in connection with an agreement with Wellpoint Health Networks Inc., which includes access to insurance coverage.

Amortization of Stock-based Compensation

	Quarter ended April 1, 2001	% Change	Quarter ended April 2, 2000
		($ in thousands)
Amortization of stock-based compensation	$ 2,877	(14%)	$ 3,343
Percentage of net sales	9%		15%

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

        Amortization of stock-based compensation decreased primarily due to the cancellation of options granted to employees who were laid off during the quarter ended April 1, 2001.

        As of April 1, 2001, deferred stock-based compensation for stock options and restricted stock issued to our employees is expected to be recognized as an expense for the remainder of fiscal year 2001 and for each of the next three fiscal years as follows:

Fiscal Year	Amount (in thousands)
Q2 2001	$1,715
Q3 2001	1,633
Q4 2001	844
2002	1,456
2003	366
2004	65

Interest Income and Expense

	Quarter ended April 1, 2001	% Change	Quarter ended April 2, 2000
		($ in thousands)
Interest income, net	$ 1,734	8%	$ 1,605

        Interest income consists of earnings on our cash, cash equivalents and marketable securities and interest expense consists of interest associated with capital lease obligations. Net interest income has increased for each of the past two years, primarily due to higher average outstanding cash, cash equivalents and marketable securities balances associated with our equity financings. We expect net interest income to decrease over fiscal year 2001 as our outstanding balance of cash, cash equivalents and marketable securities reduces over time.

Liquidity and Capital Resources

        We have incurred net losses of $358.5 million from inception to April 1, 2001. We believe that we will continue to incur net losses for the foreseeable future.

        Net cash used in operating activities was $15.0 million for the first quarter of fiscal 2001. Net cash used in operating activities for this period was primarily the result of net losses and changes in operating assets and liabilities offset by non-cash expenses.

        Net cash provided by investing activities was $1.6 million for the first three months of fiscal 2001. Net cash provided by investing activities for this period consisted of net sales of marketable securities partially offset by purchases of equipment and systems, primarily software associated with our warehouse handling equipment.

        Net cash used in financing activities was $0.9 million for the first three months of fiscal 2001. Net cash used in financing activities for this period was primarily the result of payments made under capital lease obligations.

        Our principal commitments consist of approximately $56.6 million of obligations through 2005, which are outstanding under capital and operating leases, and long-term marketing agreements with Amazon.com and WellPoint Health Networks Inc.

        As of April 1, 2001 we had $113.8 million of cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of April 1, 2001 will be sufficient to fund our operations until we begin generating operating cash flow. We currently expect to begin generating operating cash flow in 2004, although there can be no assurances that we will ever generate operating cash flow. Any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or to obtain credit facilities from lenders. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

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

PART II-OTHER INFORMATION

Item 5.  Other Information

        Effective April 26, 2001, Peter M. Neupert resigned as president and chief executive officer of drugstore.com. Mr. Neupert continues to serve as chairman of the board and as an employee of drugstore.com. Also effective April 26, 2001, Kal Raman was appointed president and chief executive officer of drugstore.com. Mr. Raman joined drugstore.com in August 1998 and since November 1999 had been serving as Senior Vice President and Chief Operating Officer of drugstore.com.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

       None

        (b) Reports on Form 8-K

        Current report on Form 8-K, filed January 26, 2001, regarding the resignation of David Rostov as Vice President of Finance and Chief Financial Officer and the appointment of Bob Barton as Vice President of Finance and Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC.
(Registrant)

By:	/s/ Robert A. Barton

Robert A. Barton Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date: May 15, 2001