Form 10-Q
period 2001-07-01
DRUGSTORE COM INC
filed 2001-08-14
CIK 1086467

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

(425) 372-3200
(Registrant’s telephone number)

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

        The number of shares of common stock, $.0001 par value, outstanding on August 13, 2001 was 66,555,631.

DRUGSTORE.COM, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRUGSTORE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 1, 2001	December 31, 2000
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 79,662	$ 108,032
Marketable securities	20,887	21,856
Accounts receivable, less allowance for doubtful accounts and sales returns of $296 and $319	6,606	6,003
Inventories	6,134	8,608
Prepaid marketing expenses	18,679	22,718
Other current assets	2,302	1,686

Total current assets	134,270	168,903
Fixed assets, net of accumulated depreciation of $18,843 and $13,844	30,614	38,680
Intangible assets, net of accumulated amortization of $64,840 and $45,448	201,549	221,114
Prepaid marketing expenses	17,349	23,714
Deposits and other assets	360	6,112

Total assets	$ 384,142	$ 458,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 17,325	$ 22,600
Accrued compensation	2,833	4,953
Accrued marketing expenses	2,098	2,232
Other current liabilities	2,122	2,186
Current portion of capital lease obligations	2,049	2,844

Total current liabilities	26,427	34,815
Capital lease obligations, less current portion	1,458	2,399
Other long term liabilities	9,153	9,320

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares—10,000,000
Issued and outstanding shares-None	—	—
Common stock, $.0001 par value, stated at amounts paid in:
Authorized shares—250,000,000
Issued and outstanding shares—66,492,374 and 65,843,250 as of July 1, 2001 and December 31, 2000, respectively	741,599	741,170
Deferred stock-based compensation	(3,828)	(12,308)
Accumulated deficit	(390,667)	(316,873)

Total stockholders’ equity	347,104	411,989

Total liabilities and stockholders’ equity	$ 384,142	$ 458,523

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
Net sales	$ 34,035	$ 24,602	$ 66,804	$ 47,340
Costs and expenses:
Cost of sales	28,494	22,867	56,260	45,748
Fulfillment and order processing (1)	6,915	9,287	14,683	18,889
Marketing and sales (2)	8,263	25,408	19,205	44,438
Technology and content (3)	4,845	6,698	10,560	13,639
General and administrative (4)	3,481	4,949	7,567	9,755
Restructuring charge	—	—	7,294	—
Amortization of intangible assets	9,681	8,154	19,392	15,376
Amortization of stock-based compensation	1,572	4,204	4,449	7,547

Total costs and expenses	63,251	81,567	139,410	155,392

Operating loss	(29,216)	(56,965)	(72,606)	(108,052)
Interest income, net	1,199	2,308	2,933	3,913

Loss before cumulative effect of change in accounting principle	(28,017)	(54,657)	(69,673)	(104,139)

Cumulative effect of change in accounting principle	(4,121)	—	(4,121)	—
Net loss	$ (32,138)	$ (54,657)	$ (73,794)	$ (104,139)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$ (0.43)	$ (1.07)	$ (1.06)	$ (2.16)
Cumulative effect of change in accounting principle	(0.06)	—	(0.06)	—

	$ (0.49)	$ (1.07)	$ (1.12)	$ (2.16)

Weighted average shares outstanding used to compute basic and diluted loss per share	65,940,203	50,987,471	65,705,611	48,182,988

(1)
Excludes amortization of stock-based compensation of $284 and $798 for the three and six months ended July 1, 2001, respectively, and $312 and $540 for the three and six months ended July 2, 2000, respectively.

(2)
Excludes amortization of stock-based compensation of $211 and $629 for the three and six months ended July 1, 2001, respectively, and $238 and $498 for the three and six months ended July 2, 2000, respectively.

(3)
Excludes amortization of stock-based compensation of $599 and $1,522 for the three and six months ended July 1, 2001, respectively, and $790 and $1,484 for the three and six months ended July 2, 2000, respectively.

(4)
Excludes amortization of stock-based compensation of $478 and $1,500 for the three and six months ended July 1, 2001, respectively, and $2,864 and $5,025 for the three and six months ended July 2, 2000, respectively.

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2000	65,843,250	$741,170	$(12,308)	$(316,873)	$411,989
Exercise of stock options	608,564	98	—	—	98
Employee stock purchase plan	40,560	73	—	—	73
Deferred stock-based compensation, net of cancellations	—	(4,031)	3,180	—	(851)
Amortization of stock-based compensation	—	—	5,300	—	5,300
Reclassification of equity guarantee related to change in accounting principle		4,289			4,289
Net loss	—	—	—	(73,794)	(73,794)

Balance at July 1, 2001	66,492,374	$741,599	$ (3,828)	$(390,667)	$347,104

See accompanying notes to condensed consolidated financial statements.
DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 1, 2001	July 2, 2000
Operating Activities:
Net loss	$(73,794)	$(104,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	6,730	4,971
Marketing and sales	10,278	5,609
Restructuring charge	7,294	—
Amortization of intangible assets	19,392	15,376
Amortization of stock-based compensation	4,449	7,547
Cumulative effect of change in accounting principle	4,121	—
Changes in:
Accounts receivable	(603)	(1,420)
Inventories	2,474	(2,829)
Prepaid marketing expenses	126	(1,075)
Other current assets	(529)	(2,662)
Deposits and other assets	1,252	(3,326)
Accounts payable and accrued expenses	(8,441)	(13,385)
Other	(49)	(9)

Net cash used in operating activities	(27,300)	(95,342)

Investing Activities:
Purchases of marketable securities	(29,837)	(23,555)
Sales of marketable securities	30,806	96,317
Purchase of fixed assets, net of proceeds	(430)	(16,405)
Purchase of intangible assets	—	(32)
Business acquisition, net of cash received	—	(335)

Net cash provided by investing activities	539	55,990

Financing Activities:
Proceeds from sale of common stock	—	101,600
Proceeds from exercise of stock options and employee stock purchase plan	171	1,588
Principal payments on capital lease obligations	(1,780)	(1,557)

Net cash provided by (used in) financing activities	(1,609)	101,631

Net increase (decrease) in cash and cash equivalents	(28,370)	62,279
Cash and cash equivalents at beginning of period	108,032	26,526

Cash and cash equivalents at end of period	$ 79,662	$ 88,805

Supplemental Cash Flow Information:
Cash paid for interest	$ 197	$ 179
Equipment acquired in capital lease agreements	$ 44	$ 1,536
Issuance of common stock in connection with business acquisition	$ —	$ 37,277
Issuance of equity instruments in exchange for marketing services, intangible assets and software	$ —	$ 37,168
Forfeiture of cancelled lease deposit	$ 4,500	$ —

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

        These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

EITF 00-19

        In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). EITF 00-19 provided clarification with respect to the classification and accounting treatment of derivative financial instruments indexed to a Company’s own stock. Under the terms of the agreement entered into by the Company and WellPoint Health Networks Inc. (WellPoint) in June 2000, the Company issued Wellpoint 750,000 shares of the Company’s common stock with a fair value of approximately $5.0 million. If the 750,000 shares of stock issued to Wellpoint do not have a fair market value of $10 million at the end of two years, the Company is required to pay WellPoint, in stock or cash, the difference between $10 million and the fair market value of the stock. In accordance with the provisions of EITF 00-19, at the end of fiscal year 2000, the Company reclassified $9.3 million from stockholders’ equity to a long-term liability representing the difference between $10 million and the fair value of the Company’s common stock on December 31, 2000. At the end of the second quarter of fiscal year 2001, which is the effective date of EITF 00-19, the Company recorded a cumulative effect adjustment of a change in accounting principle of $4.1 million which represents the difference between the fair value of the Company’s common stock as of July 1, 2001 and $5.0 million, the fair value of the common stock on the original date of the agreement. As of July 1, 2001, the liability was $9.2 million, which represents the difference between the current fair market value and the $10 million guarantee. Beginning in the third quarter of fiscal year 2001, the liability will fluctuate with changes in the fair market value of the guarantee, and these fluctuations will be recorded as a gain or loss in the Consolidated Statement of Operations.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangible Assets” (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 141, pooling of interest is no longer an acceptable method of accounting for business combinations except for certain qualifying transactions that were initiated prior to July 1, 2001. SFAS 141 also develops further criteria for recognizing intangible assets separate from goodwill in a purchase transaction. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Under SFAS 142, goodwill will no longer be amortized over its expected useful life, but rather, assessed for impairment on an annual basis. Separately identifiable intangible assets that do not have an indefinite useful life will continue to be amortized. The Company recorded goodwill in conjunction with its acquisition of Beauty.com that will continue to be amortized through December 2001 at which time, amortization will cease. The Company expects a reduction of $13.5 million and $1.1 million in amortization expense during fiscal year 2002 and 2003, respectively due to the implementation of SFAS 142. As required by SFAS 142, the Company will perform an impairment analysis on its Beauty.com goodwill at the beginning of fiscal year 2002. It has not yet determined the impact of this analysis on its financial statements.

Reclassifications.

        Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    Loss Per Share

        Loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase or contingently issuable pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted loss per share because they are antidilutive. The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
	(in thousands, except share and per share data)
Loss before cumulative effect of change in accounting principle	$ (28,017)	$ (54,657)	$ (69,673)	$ (104,139)
Cumulative effect of change in accounting principle	(4,121)	—	(4,121)	—

Net loss	$ (32,138)	$ (54,657)	$ (73,794)	$ (104,139)

Weighted average shares outstanding	66,303,953	52,252,070	66,150,074	49,396,698
Less weighted average shares subject to repurchase or contingently issuable pursuant to contract terms	(363,750)	(1,264,599)	(444,463)	(1,213,710)

Shares used in computation of basic and diluted loss per share	65,940,203	50,987,471	65,705,611	48,182,988

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$ (0.43)	$ (1.07)	$ (1.06)	$ (2.16)
Cumulative effect of change in accounting principle	(0.06)	—	(0.06)	—

	$ (0.49)	$ (1.07)	$ (1.12)	$ (2.16)

        At July 1, 2001 and July 2, 2000, there were 16,415,750 and 11,697,478 stock options and warrants outstanding, respectively, that were excluded from the computation of diluted loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Strategic Agreements

Amazon.com

        In June 2001, Amazon.com and the Company amended their advertising and technical services agreement which was entered into in January 2000 and subsequently amended in July 2000. The amendment revises the total consideration under the agreement to $46.3 million by reducing the minimum cash payments due under the agreement from $30.0 million to $9.0 million and changes the termination date of the agreement to June 25, 2002. The Company remains obligated to pay additional amounts in cash if the advertising services exceed certain performance thresholds during the remaining term of the agreement. The Company is amortizing the remaining aggregate minimum value primarily to marketing and sales expense on a straight-line basis over the remaining term of the agreement. For the three and six months ended July 1, 2001, the Company recognized marketing and sales expense associated with such agreement of $4.6 million and $10.0 million, respectively. For the three and six months ended July 2, 2000, the Company recognized $4.5 million of marketing and sales expense associated with such agreement.

4.    Restructuring Charge

        In January 2001, the Company laid off approximately 100 employees. As a result of the layoffs, the Company decided to consolidate certain of its corporate facilities and is attempting to sublease or exit the leases associated with the excess facilities. In March 2001, the Company negotiated the cancellation of a lease for new corporate office space in exchange for forfeiting a portion of the Company’s lease deposit. Accordingly, the Company recorded $7.3 million of restructuring charges including forfeiture of the cancelled lease deposit, the cost of exiting the leases of vacated facilities and the write-off of related leasehold improvements and equipment.

5.    Stock Options

        The following table summarizes activity under the Company’s stock plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2000	2,756,064	14,682,126	$9.27
Additional authorizations	3,292,162	—	—
Options granted	(3,469,100)	3,469,100	$1.41
Options exercised	—	(608,564)	$0.16
Options forfeited	4,126,912	(4,126,912)	$9.33

Outstanding at July 1, 2001	6,706,038	13,415,750	$7.63

        As of July 1, 2001, 3,675,949 of the total options outstanding were exercisable with a weighted-average exercise price of $8.16 per share.

6.    Legal proceedings

        The Company has become aware that several purported shareholder class action lawsuits have been filed in the United States District Court for the Southern District of New York naming drugstore.com as a defendant along with the underwriters in our initial public offering and certain of the Company’s present and former officers and directors. The allegations in the complaints vary, but in general they allege that the prospectus through which the Company conducted the initial public offering in July 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters of the Company’s initial public offering allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the initial public offering and (ii) the underwriters allegedly entered into agreements with customers whereby they agreed to allocate drugstore.com shares to customers in the initial public offering in exchange for which customers agreed to purchase additional drugstore.com shares in the aftermarket at predetermined prices. The complaints assert violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and seek unspecified damages and other relief. The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself in these matters. The Company maintains insurance policies that it believes will provide coverage for these claims and therefore believes that these claims will not have, individually or in the aggregate, a material adverse effect on its business prospects, financial condition or operating results. However, an unfavorable resolution in these matters could adversely affect the Company’s business and future results of operation, financial position or cash flows.

        From time to time, the Company also is subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business prospects, financial condition or operating results.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

        drugstore.com is a leading online drugstore and information site offering A Very Healthy Way to Shop™ for health, beauty, wellness, personal care and pharmacy products . The drugstore.com™ Web site provides a convenient, private, and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. The drugstore.com Web store offers thousands of brand-name personal health care products at competitive prices; a full-service, licensed retail pharmacy; and a wealth of health-related information, buying guides, and other tools designed to help consumers make informed purchasing decisions.

        drugstore.com has been awarded the Verified Internet Pharmacy Practice Sites (VIPPS) certification by the National Association of Boards of Pharmacy (NABP) as a fully licensed facility exercising the best safe pharmacy practices in compliance with federal and state laws and regulations. drugstore.com has also been rated the top Health category site by Forrester PowerRankings, which provides objective rankings of the leading eCommerce sites.

        We were incorporated in April 1998 and commercially launched our Web site on February 24, 1999. Since the commercial launch of our site, we have focused on acquiring and retaining customers, expanding our product offerings, building vendor relationships, promoting our brand name, improving the efficiency of our order fulfillment processes, establishing customer service operations and developing and improving our own distribution capabilities.

        We offer a broad base of replenishment products, and have expanded into niche specialty items with high margins that differentiate drugstore.com from other retail drugstores. Our specialty offerings include a GNC Live Well brand store, Illuminations candles, products from Philosophy, a natural store which carries wholesome products by brands such as Burt’s Bees and Tom’s of Maine, and salon hair care products including TIGI, Sebastian and other top salon brands, as well as prestige beauty products available at Beauty.com.We continue to evaluate new opportunities for specialty items that will grow our revenues, margin and customer base. In June, we launched our Sexual Well-Being Store which offers candles, music, aromatherapy, books, games, educational videos and personal massagers, and reflects top brand name products. We are also launching a pet store which will feature a selection of items designed to pamper dogs and cats and contribute to their overall wellness, like natural treats and bath products, aromatherapy, spritzers and supplements, as well as select toys and gifts. These stores are terrific resources for consumers who are seeking a trusted, friendly, safe and private source for all their health, beauty and wellness needs.

        We have also begun to partner with major consumer products manufacturers to market new products and are demonstrating that drugstore.com can be a valuable marketing partner. During the second quarter of 2001, we joined with Procter & Gamble to “pre-sell” Crest White Strips through our Internet store. We were the first retailer to sell the product and in the early stages made up a significant percent of total consumption. This product launch demonstrated that drugstore.com can create significant early excitement and demand for a new product.

        In the pharmacy, we have begun to migrate cash pharmaceutical customers from 30-day quantities to 90-days by providing quantity price breaks as incentives. This strategy allows our customers to take advantage of price savings, while drugstore.com enjoys fulfillment cost savings and higher customer retention.

        We offer and continue to develop new services for our customers that make their shopping experience more relevant and personal. We provide personalized emails targeted to our customers buying habits; email newsletters with new product offerings, great deals and health, beauty and wellness tips; and eMedalert, which alerts our customers to critical and timely information regarding product warnings, updates, and recalls. Customers can also register for email reminders to notify them when to reorder or refill a prescription. Recently, we launched a number of new features that will improve a customer’s shopping experience and also help drugstore.com create awareness for higher end, higher margin products. We’ve improved our search tool to highlight top-selling brands, personalized the product suggestion features to offer complementary and previously-shopped items, and improved site navigation to make it easier for customers to re-locate items within our store.

        Our key partnerships continue to provide us with various marketing opportunities to increase awareness about drugstore.com. We recently launched Rite Aid.com, powered by drugstore.com. In-store signage and banners are being installed and displayed in each of Rite Aids 3,600 stores nationwide, touting the benefits of ordering prescription refills online through a Rite Aid branded version of the drugstore.com web store. This is another unique example of how the partnerships we’ve developed can create additional brand awareness and drive new customers to our site.

        These product, service and partner offerings combine to make drugstore.com a unique shopping experience.

        We have incurred net losses of $390.7 million from inception to July 1, 2001. We believe that we will continue to incur net losses at least until fiscal year 2004 (and possibly longer). We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly-evolving markets, such as e-commerce.

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

Results of Operations

Net Sales

	Three Months Ended				Six Months Ended
	July 1, 2001	% Change		July 2, 2000	July 1, 2001	% Change		July 2, 2000
	($ in thousands)
Net sales	$34,035	38%		$24,602	$66,804	41%		$47,340
New customers	170,000	(27%	)	232,000	341,000	(35%	)	527,000
Orders from repeat customers as a percentage of total orders	69%			59%	68%			55%
% of net sales from pharmaceutical products	55%			53%	53%			52%

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

        Our net sales increased due to an increase in the average net sales per order. Net sales per order increased from approximately $43 and $41 for the three and six months ended July 2, 2000 to approximately $62 for both the three and six months ended July 1, 2001. This increase is primarily attributable to our focus on merchandising of higher-priced, higher margin products, an increase in the number of items purchased per order, and fewer promotional discounts offered to customers. Orders from repeat customers also increased as a percentage of total orders. We expect that net sales will be approximately $34 million for the third quarter of 2001 and between $135 million and $145 million for fiscal 2001. In the future, our level of sales will depend on a number of factors including, but not limited to, the following:

•	The number of customers we are able to obtain;

•	The frequency of our customers’ purchases;

•	The quantity and mix of products our customers purchase;

•	The quantity of the types of products we are able to offer for sale;

•	The price we charge for our products;

•	The amount we charge for shipping;

•	The extent of sales price incentives, including coupons, and discounts we offer;

•	The extent of reimbursements available from third-party payors;

•	The level of customer returns we experience;

•	The number of customers we are able to obtain;

•	The ability to maintain and maximize our partnerships;

•	The seasonality that we may experience in our business; and

•	The extent and effectiveness of our marketing efforts.

Cost of Sales

	Three Months Ended			Six Months Ended
	July 1, 2001	% Change	July 2, 2000	July 1, 2001	% Change	July 2, 2000
	($ in thousands)
Cost of sales	$28,494	25%	$22,867	$56,260	23%	$45,748
Percentage of net sales	84%		93%	84%		97%

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

        Cost of sales as a percentage of net sales decreased as a result of our focus on higher margin products and fewer sales incentives offered to customers, including promotional inventory, coupons and discounts. Additionally, we experienced a significant decrease in the amount we subsidized due to changes in our shipping prices and policies. We expect cost of sales as a percentage of net sales for the third quarter of 2001 to be consistent with the quarter ended July 1, 2001 and between 84% and 85% for fiscal year 2001.

Fulfillment and Order Processing

	Three Months Ended				Six Months Ended
	July 1, 2001	% Change		July 2, 2000	July 1, 2001	% Change		July 2, 2000
	($ in thousands)
Fulfillment and order processing	$6,915	(26%	)	$9,287	$14,683	(22%	)	$18,889
Percentage of net sales	20%			38%	22%			40%

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

Marketing and Sales

	Three Months Ended				Six Months Ended
	July 1, 2001	% Change		July 2, 2000	July 1, 2001	% Change		July 2, 2000
	($ in thousands)
Marketing and sales	$8,263	(67%	)	$25,408	$19,205	(57%	)	$44,438
Percentage of net sales	24%			103%	29%			94%

        Marketing and sales expenses include advertising and marketing expenses, promotional expenditures, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts and previously included media, agency and production costs associated with our branding campaign.

        The decrease in marketing and sales expenses is primarily attributable to the decrease in television and radio advertising, promotional activities, and agency and production costs.

        In June 2001, Amazon.com and drugstore.com amended their advertising and technical services agreement which was entered into in January 2000 and subsequently amended in July 2000. The amendment revises the total consideration under the agreement to $46.3 million by reducing the minimum cash payments due under the agreement from $30.0 million to $9.0 million and changes the termination date of the agreement to June 25, 2002. We remain obligated to pay additional amounts in cash if the advertising services exceed certain performance thresholds during the remaining term of the agreement. We are amortizing the remaining aggregate minimum value primarily to marketing and sales expense on a straight-line basis over the remaining term of the agreement. For the three and six months ended July 1, 2001, we recognized marketing and sales expense associated with such agreement of $4.6 million and $10.0 million, respectively. For the three and six months ended July 2, 2000, we recognized $4.5 million of marketing and sales expense associated with such agreement.

        For the remainder of fiscal year 2001, we expect marketing and sales expenses to remain fairly consistent with second quarter 2001 expenses, but these expenses may fluctuate based on the timing of advertising and promotional activities throughout the year as we continue to look for new, efficient and effective ways to acquire high-quality, loyal customers.

Technology and Content

	Three Months Ended				Six Months Ended
	July 1, 2001	% Change		July 2, 2000	July 1, 2001	% Change		July 2, 2000
	($ in thousands)
Technology and content	$4,845	(28%	)	$6,698	$10,560	(23%	)	$13,639
Percentage of net sales	14%			27%	16%			29%

        Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web site and content. These expenses also include Internet access and hosting charges and Web site content and design expenses.

        Technology and content expenses decreased primarily due to the reduction in personnel and payroll related costs. Over the remainder of fiscal 2001, we expect technology and content expenses to decrease slightly compared to second quarter 2001 expenses.

General and Administrative

	Three Months Ended				Six Months Ended
	July 1, 2001	% Change		July 2, 2000	July 1, 2001	% Change		July 2, 2000
	($ in thousands)
General and administrative	$3,481	(30%	)	$4,949	$7,567	(22%	)	$9,755
Percentage of net sales	10%			20%	11%			21%

        General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

        General and administrative expenses decreased primarily due to a reduction in expenses associated with personnel costs, including recruiting and relocation and other travel -related expenses. Over the next few quarters, we expect general and administrative expenses to decrease slightly relative to second quarter 2001 expenses.

Restructuring Charge

	Three Months Ended			Six Months Ended
	July 1, 2001	% Change	July 2, 2000	July 1, 2001	% Change	July 2, 2000
	($ in thousands)
Restructuring charge	$ —	—	$ —	$7,294	—	$ —
Percentage of net sales	—	—	—	11%	—	—

        In the first quarter of 2001, we recorded a restructuring charge including the forfeiture of a portion of our lease deposit associated with the cancellation of our lease for new office space, exiting leases associated with vacated facilities and writing-off related leasehold improvements and equipment.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	July 1, 2001	% Change	July 2, 2000	July 1, 2001	% Change	July 2, 2000
	($ in thousands)
Amortization of intangible assets	$9,681	19%	$8,154	$19,392	26%	$15,376
Percentage of net sales	28%		33%	29%		32%

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

Amortization of Stock-based Compensation

	Three Months Ended				Six Months Ended
	July 1, 2001	% Change		July 2, 2000	July 1, 2001	% Change		July 2, 2000
	($ in thousands)
Amortization of stock-based compensation	$1,572	(63%	)	$4,204	$4,449	(41%	)	$7,547
Percentage of net sales	5%			17%	7%			16%

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

        Amortization of stock-based compensation decreases over time as the options associated with deferred stock based compensation vest. In addition, amortization decreases due to the cancellation of unvested options granted to employees who have terminated.

        As of July 1, 2001, deferred stock-based compensation for stock options and restricted stock issued to our employees is expected to be recognized as an expense for the remainder of fiscal year 2001 and for each of the next three fiscal years as follows:

Fiscal Year	Amount
(in thousands)
Q3 2001	$1,445
Q4 2001	743
2002	1,273
2003	311
2004	56

Interest Income and Expense

	Three Months Ended			Six Months Ended
	July 1, 2001	% Change	July 2, 2000	July 1, 2001	% Change	July 2, 2000
	($ in thousands)
Interest income, net	$1,199	(48%)	$2,308	$2,933	(25%)	$3,913

        Interest income consists of earnings on our cash, cash equivalents and marketable securities and interest expense consists of interest associated with capital lease obligations. The decrease in net interest income is primarily due to decreasing cash, cash equivalents and marketable securities as well as fluctuations in interest rates. We expect net interest income to decrease over fiscal year 2001 as our outstanding balance of cash, cash equivalents and marketable securities reduces over time.

Cumulative Effect Adjustment for a Change in Accounting Principle

	Three Months Ended			Six Months Ended
	July 1, 2001	% Change	July 2, 2000	July 1, 2001	% Change	July 2, 2000
	($ in thousands)
Cumulative effect adjustment for a change in accounting principle	$4,121	—	$—	$4,121	—	$—

        During the second quarter of 2001, drugstore.com implemented the Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Under the terms of the agreement entered into by drugstore.com and WellPoint in June 2000, we issued Wellpoint 750,000 shares of our common stock with a fair value of approximately $5.0 million. If the 750,000 shares of stock issued to Wellpoint do not have a fair market value of $10 million at the end of two years, we are required to pay WellPoint, in stock or cash, the difference between $10 million and the fair market value of the stock. Based on the terms of that agreement, EITF 00-19 requires that the transaction be recorded at fair value each quarter. At the end of the second quarter of fiscal year 2001, which is the effective date of EITF 00-19, we recorded a cumulative effect adjustment of a change in accounting principle of $4.1 million which represents the difference between the fair value of our common stock as of July 1, 2001 and $5.0 million, the fair value of the common stock on the original date of the agreement. Beginning in the third quarter of fiscal year 2001, any changes in the fair market value of the guarantee will be recorded as a gain or loss in our Consolidated Statement of Operations.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangible Assets” (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 141, pooling of interest is no longer an acceptable method of accounting for business combinations except for certain qualifying transactions that were initiated prior to July 1, 2001. SFAS 141 also develops further criteria for recognizing intangible assets separate from goodwill in a purchase transaction. We do not expect the adoption of this statement to have a material impact on our financial statements.

        Under SFAS 142, goodwill will no longer be amortized over its expected useful life, but rather, assessed for impairment on an annual basis. Separately identifiable intangible assets that do not have an indefinite useful life will continue to be amortized. We recorded goodwill in conjunction with its acquisition of Beauty.com that will continue to be amortized through December 2001 at which time, amortization will cease. We expect a reduction of $13.5 million and $1.1 million in amortization expense during fiscal year 2002 and 2003, respectively due to the implementation of SFAS 142 and we will perform an impairment analysis on our Beauty.com goodwill at the beginning of fiscal year 2002 as required by SFAS 142. We have not yet determined the impact of this analysis on our financial statements.

Liquidity and Capital Resources

        We have incurred net losses of $390.7 million from inception to July 1, 2001. We believe that we will continue to incur net losses for the foreseeable future.

        Net cash used in operating activities was $27.3 million for the six months ended July 1, 2001. Net cash used in operating activities for the period was primarily the result of net losses of $73.8 million and net use of operating assets and liabilities of $5.8 million offset by $52.3 million of non-cash expenses including depreciation and amortization, non-cash marketing expenses, amortization of stock based compensation, restructuring charges and a cumulative effect adjustment for a change in accounting principle. Net cash used in operating activities was $95.3 million for the six months ended July 2, 2000, which was primarily the result of net losses and net use of operating assets and liabilities of $24.7 million offset by $33.5 million of non-cash expenses, primarily depreciation and amortization and stock based compensation.

        Net cash provided by investing activities was $0.5 million for the six months ended July 1, 2001 and consisted of $1.0 million of net sales of marketable securities offset by $0.4 million of purchases of equipment and systems. Net cash provided by investing activities was $56.0 million for the six months ended July 2, 2000 and consisted primarily of net sales of marketable securities of $72.8 million, offset by $16.4 million of equipment and system purchases.

        Net cash used in financing activities was $1.6 million for the six months ended July 1, 2001 and was primarily the result $1.8 million of payments made under capital lease obligations. Net cash provided by financing activities was $101.6 million for the six months ended July 2, 2000, due primarily to the net proceeds we received in conjunction with our secondary offering completed in March 2000.

        Our principal commitments consist of approximately $32.6 million of obligations through 2005, which are outstanding under capital and operating leases, long-term marketing agreements with Amazon.com and WellPoint Health Networks Inc. as well as marketing agreements with Web portals including MSN and AOL.

        As of July 1, 2001 we had $100.5 million of cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of July 1, 2001 will be sufficient to fund our operations until we begin generating operating cash flow. We currently expect to begin generating operating cash flow in 2004, although there can be no assurances that we will ever generate operating cash flow. Any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or to obtain credit facilities from lenders. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We have assessed our vulnerability to certain interest rate risk associated with financial instruments included in cash, cash equivalents and marketable securities. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to our company.

        We are also exposed to risk associated with fluctuations in our stock price and its impact on the liability recorded to satisfy the $10 million guarantee to WellPoint. Based on the terms of the contract, if the shares of stock issued to WellPoint do not have a fair market value of $10 million in June 2002, we are required to pay WellPoint, in stock or cash, the difference between $10 million and the fair market value of the stock. We currently have recorded a liability to WellPoint of $9.2 million that reflects a $4.1 million decline in the value of stock from June 2000, the date the stock was originally issued . We are also subject to future fluctuations in stock price that may impact our liability; although a ten-percent decline in the stock price will not have a material impact on our results of operations or financial condition.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We have become aware that several purported shareholder class action lawsuits have been filed in the United States District Court for the Southern District of New York naming us as a defendant along with the underwriters in our initial public offering and certain of our present and former officers and directors. The allegations in the complaints vary, but in general they allege that the prospectus through which we conducted our initial public offering in July 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters of our initial public offering allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the initial public offering and (ii) the underwriters allegedly entered into agreements with customers whereby they agreed to allocate drugstore.com shares to customers in the initial public offering in exchange for which customers agreed to purchase additional drugstore.com shares in the aftermarket at predetermined prices. The complaints assert violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and seek unspecified damages and other relief. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters. We maintain insurance policies that we believe will provide coverage for these claims and therefore believe that these claims will not have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition or operating results.

        From time to time, we also are subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on its business prospects, financial condition or operating results.

Item 4.    Submission of Matters to a Vote of Security Holders

        Our annual meeting of shareholders was held on June 13, 2001. The following matters were voted upon at the meeting:

        Proposal 1: The following directors were elected:

Nominee	Votes for	Votes Withheld
Peter M. Neupert	34,065,239	135,680
Kal Raman	34,063,081	137,838
Jeffrey P. Bezos	34,061,378	139,541
Brook H. Byers	34,068,450	132,469
L. John Doerr	34,076,885	124,034
Melinda French Gates	34,071,025	129,894
Mary Sammons	33,989,547	211,372
William D. Savoy	33,998,990	201,929
Howard D. Schultz	34,071,630	129,289

        Proposal 2: The ratification of the appointment of Ernst & Young LLP to serve as our independent auditors for the 2001 fiscal year was approved, with 34,108,433 votes for, 68,791 votes against and 23,695 abstentions.

Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits

Exhibit Number	Title
3.1	Amended and restated bylaws

10.1	Amendment #2 to Agreement between drugstore.com, inc. and Amazon.com Commerce Services, Inc.

10.2	Offer letter of Peter Neupert

        (b)  Reports on Form 8-K

        none.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE .COM , INC .
(Registrant)

/S / ROBERT A. BARTON
By:
Robert A. Barton
Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date:  August 13, 2001