Form 10-Q
period 2001-09-30
DRUGSTORE COM INC
filed 2001-11-14
CIK 1086467

TABLE OF CONTENTS

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-78813

_____________

drugstore.com, inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3416255 (IRS Employer Identification No.)

13920 Southeast Eastgate Way, Suite 300
Bellevue, Washington 98005
(Address of principal executive offices)

(425) 372-3200
(Registrant’s telephone number)

_____________

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of common stock, $.0001 par value, outstanding on November 9, 2001 was 66,589,118.

DRUGSTORE.COM, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRUGSTORE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$63,983	$108,032
Marketable securities	24,435	21,856
Accounts receivable, less allowance for doubtful accounts and sales returns of $286 and $319	7,854	6,003
Inventories	5,937	8,608
Prepaid marketing expenses	18,619	22,718
Other current assets	1,713	1,686

Total current assets	122,541	168,903
Fixed assets, net of accumulated depreciation of $20,618 and $13,844	26,503	38,680
Intangible assets, net of accumulated amortization of $74,040 and $45,448	184,682	221,114
Prepaid marketing expenses	16,667	23,714
Deposits and other assets	354	6,112

Total assets	$350,747	$458,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,094	$22,600
Accrued compensation	2,743	4,953
Accrued marketing expenses	2,023	2,232
Other current liabilities	1,975	2,186
Current portion of capital lease obligations	1,831	2,844

Total current liabilities	25,666	34,815
Capital lease obligations, less current portion	1,032	2,399
Other long term liabilities	—	9,320

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares—10,000,000
Issued and outstanding shares-None	—	—
Common stock, $.0001 par value, stated at amounts paid in:
Authorized shares—250,000,000
Issued and outstanding shares—66,585,868 and 65,843,250 as of September 30, 2001 and December 31, 2000, respectively	743,211	741,170
Deferred stock-based compensation	(2,336)	(12,308)
Accumulated deficit	(416,826)	(316,873)

Total stockholders’ equity	324,049	411,989

Total liabilities and stockholders’ equity	$350,747	$458,523

See accompanying notes to condensed consolidated financial statements.

3
[RETURN TO TABLE OF CONTENTS]

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
Net sales	$34,978	$26,480	$101,782	$73,820
Costs and expenses:
Cost of sales	29,001	24,047	85,261	69,795
Fulfillment and order processing (1)	6,556	9,222	21,239	28,111
Marketing and sales (2)	7,711	17,081	26,916	61,519
Technology and content (3)	4,970	6,889	15,530	20,528
General and administrative (4)	2,961	4,927	10,528	14,682
Restructuring and impairment charges	7,667	—	14,961	—
Amortization of intangible assets	9,201	9,687	28,593	25,063
Amortization of stock-based compensation	1,417	2,709	5,866	10,256

Total costs and expenses	69,484	74,562	208,894	229,954

Operating loss	(34,506)	(48,082)	(107,112)	(156,134)
Interest income, net	847	2,379	3,780	6,292

Loss before extraordinary gain and cumulative effect of change in accounting principle	(33,659)	(45,703)	(103,332)	(149,842)

Extraordinary gain on renegotiation of equity guarantee	7,500	—	7,500	—
Cumulative effect of change in accounting principle	—	—	(4,121)	—

Net loss	$(26,159)	$(45,703)	$(99,953)	$(149,842)

Basic and diluted loss per share:
Loss before extraordinary gain and cumulative effect of change in
accounting principle	$(0.50)	$(0.80)	$(1.57)	$(2.92)
Extraordinary gain	0.11	—	0.11	—
Cumulative effect of change in accounting principle	—	—	(0.06)	—

	$(0.39)	$(0.80)	$(1.52)	$(2.92)

Weighted average shares outstanding used to compute basic and diluted loss per share	66,261,576	57,324,506	65,890,933	51,230,164

(1)	Excludes amortization of stock-based compensation of $264 and $1,062 for the three and nine months ended September 30, 2001, respectively, and $251 and $791 for the three and nine months ended October 1, 2000, respectively.

(2)	Excludes amortization of stock-based compensation of $205 and $834 for the three and nine months ended September 30, 2001, respectively, and $194 and $692 for the three and nine months ended October 1, 2000, respectively.

(3)	Excludes amortization of stock-based compensation of $555 and $2,077 for the three and nine months ended September 30, 2001, respectively, and $705 and $2,189 for the three and nine months ended October 1, 2000, respectively.

(4)	Excludes amortization of stock-based compensation of $393 and $1,893 for the three and nine months ended September 30, 2001, respectively, and $1,559 and $6,584 for the three and nine months ended October 1, 2000, respectively.

See accompanying notes to condensed consolidated financial statements.

4
[RETURN TO TABLE OF CONTENTS]

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Deferred Stock-Based	Accumulated
	Shares	Amount	Compensation	Deficit	Total
Balance at December 31, 2000	65,843,250	$741,170	$(12,308)	$(316,873)	$411,989
Exercise of stock options	669,651	100	—	—	100
Employee stock purchase plan	72,967	105	—	—	105
Deferred stock-based compensation, net of cancellations	—	(4,106)	3,255	—	(851)
Amortization of stock-based compensation	—	—	6,717	—	6,717
Reclassification of equity guarantee related to change in accounting principle		4,289			4,289
Reclassification of fair market value guarantee		1,653			1,653
Net loss	—	—	—	(99,953)	(99,953)

Balance at September 30, 2001	66,585,868	$743,211	$(2,336)	$(416,826)	$324,049

See accompanying notes to condensed consolidated financial statements.

5
[RETURN TO TABLE OF CONTENTS]

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2001	October 1, 2000
Operating Activities:
Net loss	$(99,953)	$(149,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	9,888	8,317
Marketing and sales	10,952	11,900
Loss on disposal of fixed assets	1,117	—
Restructuring and impairment charges	14,961	—
Amortization of intangible assets	28,593	25,063
Amortization of stock-based compensation	5,866	10,256
Extraordinary gain on renegotiation of equity guarantee	(7,500)	—
Cumulative effect of change in accounting principle	4,121	—
Changes in operating assets and liabilities:
Accounts receivable	(1,851)	(1,770)
Inventories	2,671	(2,264)
Prepaid marketing expenses	194	(532)
Other current assets	(27)	(2,722)
Deposits and other assets	1,258	(5,812)
Accounts payable and accrued expenses	(8,897)	(19,910)
Other	(49)	(13)

Net cash used in operating activities	(38,656)	(127,329)

Investing Activities:
Purchases of marketable securities	(44,471)	(27,258)
Sales of marketable securities	41,892	98,975
Purchase of fixed assets, net of proceeds	(595)	(21,794)
Purchase of intangible assets	—	(32)
Business acquisition, net of cash received	—	(335)

Net cash provided by (used in) investing activities	(3,174)	49,556

Financing Activities:
Proceeds from sale of common stock	—	141,180
Proceeds from exercise of stock options and employee stock purchase plan	205	2,095
Proceeds from sale of preferred stock	—	22,683
Proceeds from capital lease obligation	—	127
Principal payments on capital lease obligations	(2,424)	(2,279)

Net cash provided by (used in) financing activities	(2,219)	163,806

Net increase (decrease) in cash and cash equivalents	(44,049)	86,033
Cash and cash equivalents at beginning of period	108,032	26,526

Cash and cash equivalents at end of period	$63,983	$112,559

Supplemental Cash Flow Information:
Cash paid for interest	$273	$264
Equipment acquired in capital lease agreements	$44	$3,170
Issuance of common stock in connection with business acquisition	$—	$37,619
Issuance of equity instruments in exchange for marketing services, intangible assets and software	$—	$44,719
Forfeiture of cancelled lease deposit	$4,500	$—

See accompanying notes to condensed consolidated financial statements.

6
[RETURN TO TABLE OF CONTENTS]

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

      New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 141, pooling of interest is no longer an acceptable method of accounting for business combinations except for certain qualifying transactions that were initiated prior to July 1, 2001. SFAS 141 also develops further criteria for recognizing intangible assets separate from goodwill in a purchase transaction. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

Under SFAS 142, goodwill will no longer be amortized over its expected useful life, but rather, assessed for impairment on an annual basis. Separately identifiable intangible assets that do not have an indefinite useful life will continue to be amortized. The Company recorded goodwill in conjunction with its acquisition of Beauty.com that will continue to be amortized through December 2001 at which time, amortization will cease. The Company expects a reduction of $13.5 million and $1.1 million in amortization expense during fiscal year 2002 and 2003, respectively, due to the implementation of SFAS 142. As required by SFAS 142, the Company will perform an impairment analysis on its Beauty.com goodwill at the beginning of fiscal year 2002. The Company has not yet determined the impact of this impairment analysis on its financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), effective for fiscal years beginning after December 15, 2001. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used and those assets expected to disposed of by sale. SFAS 144 also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company has not yet determined the effect the adoption of this statement will have on its financial statements.

      Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

7
[RETURN TO TABLE OF CONTENTS]

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
	(in thousands, except share and per share data)
Loss before extraordinary gain and cumulative effect of change in accounting principle	$(33,659)	$(45,703)	$(103,332)	$(149,842)
Extraordinary gain on renegotiation of equity guarantee	7,500	—	7,500	—
Cumulative effect of change in accounting principle	—	—	(4,121)	—

Net loss	$(26,159)	$(45,703)	$(99,953)	$(149,842)

Weighted average shares outstanding	66,547,153	58,187,663	66,282,434	52,309,668
Less weighted average shares subject to repurchase or contingently issuable pursuant to contract terms	(285,577)	(863,157)	(391,501)	(1,079,504)

Shares used in computation of basic and diluted loss per share	66,261,576	57,324,506	65,890,933	51,230,164

Basic and diluted loss per share:
Loss before extraordinary gain and cumulative effect of change in accounting principle	$(0.50)	(0.80)	$(1.57)	$(2.92)
Extraordinary gain on renegotiation of equity guarantee	0.11	—	0.11	—
Cumulative effect of change in accounting principle	—	—	(0.06)	—

	$(0.39)	$(0.80)	$(1.52)	$(2.92)

At September 30, 2001 and October 1, 2000, there were 16,113,798 and 14,261,106 stock options and warrants outstanding, respectively, that were excluded from the computation of diluted loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

3. Strategic Agreements

      Amazon.com

In June 2001, Amazon.com, Inc. (Amazon.com) and the Company amended their advertising and technical services agreement which was entered into in January 2000 and subsequently amended in July 2000. The amendment revises the total consideration under the agreement to $46.3 million by reducing the minimum cash payments due under the agreement from $30.0 million to $9.0 million and changes the termination date of the agreement to June 25, 2002. The Company remains obligated to pay additional amounts in cash if the advertising services exceed certain performance thresholds during the remaining term of the agreement. The Company is amortizing the remaining aggregate minimum value primarily to marketing and sales expense on a straight-line basis over the remaining term of the agreement. For the three and nine months ended September 30, 2001, the Company recognized marketing and sales expense associated with such agreement of $4.6 million and $14.5 million, respectively. For the three and nine months ended October 1, 2000, the Company recognized $5.4 million and $9.8 million, respectively.

      WellPoint

In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock" (EITF 00-19). EITF 00-19 provided clarification with respect to the classification and accounting treatment of derivative financial instruments indexed to a Company’s own stock. The Company has a five-year strategic partnership with WellPoint Health Networks Inc. (WellPoint), whereby the Company is designated as WellPoint’s preferred

8
[RETURN TO TABLE OF CONTENTS]

Internet pharmacy and the Company has access to WellPoint’s members. Under the terms of the agreement entered into by the Company and WellPoint in June 2000, the Company recorded a $10 million intangible asset and issued Wellpoint 750,000 shares of the Company’s common stock with a fair value of approximately $5.0 million and agreed to make certain cash payments to WellPoint over the five year term of the agreement. If the 750,000 shares of stock issued to Wellpoint did not have a fair market value of $10 million at the end of two years, the Company was required to pay WellPoint, in stock or cash, the difference between $10 million and the fair market value of the stock. In accordance with the provisions of EITF 00-19, at the end of fiscal year 2000, the Company reclassified $9.3 million from stockholders’ equity to a long-term liability representing the difference between $10 million and the fair value of the Company’s common stock on December 31, 2000. At the end of the second quarter of fiscal year 2001, which is the effective date of EITF 00-19, the Company recorded a cumulative effect adjustment of a change in accounting principle of $4.1 million which represents the difference between the fair market value of the guarantee as of July 1, 2001 and the fair value of the guarantee on the original date of the agreement. As of July 1, 2001, the liability was $9.2 million, which represented the difference between the $10 million guarantee and its fair market value at that date.

In July 2001, the Company completed an analysis of its current and future WellPoint relationship. Based upon a comparison of the estimated undiscounted future cash flows under the remaining term of the agreement and the carrying value of the related intangible asset, the Company determined the intangible asset was impaired. Accordingly, the Company has recorded an impairment charge of approximately $7.7 million in order to write the intangible asset down to its fair value of approximately $0.3 million.

During the third quarter of 2001, the Company and WellPoint agreed to amend certain terms of the agreement which reduced the fair market value of the guarantee from $10 million to $2.5 million. Accordingly, the Company recorded an extraordinary gain of $7.5 million on the reduction of this long-term liability. In addition, this amendment also changed the settlement terms such that the Company reclassified the remaining long-term liability to equity in accordance with EITF 00-19. The amendment also reduces the total cash payments due to WellPoint under the agreement.

4. Restructuring and Impairment Charges

Restructuring and impairment charges consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
Restructuring charges	$—	$—	$7,294	$—
Impairment charge (See Note 3)	7,667	—	7,667	—

Total	$7,667	$—	$14,961	$—

In January 2001, the Company laid off approximately 100 employees. As a result of these layoffs, the Company consolidated certain of its corporate facilities and is attempting to sublease or exit the leases associated with the excess facilities. In March 2001, the Company negotiated the cancellation of a lease for new corporate office space in exchange for forfeiting a portion of the Company’s lease deposit. Accordingly, the Company recorded restructuring charges including forfeiture of the cancelled lease deposit, the cost of exiting the leases of vacated facilities and the write-off of related leasehold improvements and equipment.

5. Stock Options

The following table summarizes activity under the Company’s stock plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2000	2,756,064	14,682,126	$9.27
Additional authorizations	3,292,162	—	—
Options granted	(3,618,825)	3,618,825	$1.40
Options exercised	—	(669,651)	$0.15
Options forfeited	4,517,502	(4,517,502)	$9.64

Outstanding at September 30, 2001	6,946,903	13,113,798	$7.43

9
[RETURN TO TABLE OF CONTENTS]

As of September 30, 2001, 4,146,146 of the total options outstanding were exercisable with a weighted-average exercise price of $7.40 per share.

6. Legal proceedings

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

10
[RETURN TO TABLE OF CONTENTS]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the section entitled "Factors That May Affect Our Business" included in our Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 30, 2001 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

drugstore.com is a leading online drugstore and information site offering A Very Healthy Way to Shop™ for health, beauty, wellness, personal care and pharmacy products. The drugstore.com™ Web site provides a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. The drugstore.com Web store offers thousands of brand-name personal health care products at competitive prices; a full-service, licensed retail pharmacy; and a wealth of health-related information, buying guides and other tools designed to help consumers make informed purchasing decisions.

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

We offer a broad base of replenishment products and have expanded into niche specialty items with high margins that differentiate drugstore.com from other retail drugstores. Our specialty offerings include a GNC Live Well brand store, Illuminations candles, products from Philosophy, a natural store which carries wholesome products by brands such as Burt’s Bees and Tom’s of Maine, and salon hair care products, as well as prestige beauty products available at Beauty.com. We continue to evaluate new opportunities for specialty items that will grow our revenues, margin and customer base. In June 2001, we launched our sexual well-being store which offers candles, music, aromatherapy, books, games, educational videos and personal massagers, and reflects top brand name products. In August 2001,we launched a pet store which features a selection of items designed to pamper dogs and cats and contribute to their overall wellness, like natural treats and bath products, aromatherapy, spritzers and supplements, as well as select toys and gifts. In August 2001, we also launched a home spa store featuring luxury spa and beauty items. These stores are terrific resources for consumers who are seeking a trusted, friendly, safe and private source for all their health, beauty, wellness and personal care needs.

We have also begun to partner with major consumer products manufacturers to market new products and are demonstrating that drugstore.com can be a valuable marketing partner. During the second quarter of 2001, we joined with Procter & Gamble to "pre-sell" Crest White Strips through our Internet store. We were the first retailer to sell the product and in the early stages made up a significant percent of total consumption. This product launch demonstrated that drugstore.com can create significant early excitement and demand for a new product.

In the pharmacy, we continue to migrate cash pharmaceutical customers from 30-day quantities to 90-days by providing quantity price breaks as incentives. This strategy allows our customers to take advantage of price savings, while drugstore.com enjoys fulfillment cost savings and higher customer retention.

11
[RETURN TO TABLE OF CONTENTS]

We offer and continue to develop new services for our customers that make their shopping experience more relevant and personal. We provide personalized emails targeted to our customers buying habits; email newsletters with new product offerings, great deals and health, beauty and wellness tips; and eMedalert™, which alerts our customers to critical and timely information regarding product warnings, updates and recalls. Customers can also register for email reminders to notify them when to reorder or refill a prescription. We continue to evaluate and launch new features that will improve a customer’s shopping experience and also help drugstore.com create awareness for higher end, higher margin products. We’ve improved our search tool to highlight top-selling brands, personalized the product suggestion features to offer complementary and previously-shopped items, and improved site navigation to make it easier for customers to locate items within our store.

Our key partnerships continue to provide us with various marketing opportunities to increase awareness about drugstore.com. Rite Aid and drugstore.com continue to jointly promote Rite Aid.com, powered by drugstore.com. In-store signage and banners have been installed and displayed in Rite Aid’s 3,600 stores nationwide, touting the benefits of ordering prescription refills online through a Rite Aid branded version of the drugstore.com Web store. We have also implemented the next stage of our product search integration with Amazon.com, which allows Amazon.com customers to view drugstore.com product images and descriptions on Amazon.com’s Web site along with a personalized presentation of additional drugstore.com products and suggested items that may be of interest at drugstore.com’s Web site. These are unique examples of how the partnerships we've developed and continue to leverage, can create additional brand awareness and drive new customers to our site.

These products, services and partner offerings combine to make the drugstore.com shopping experience unique.

We have incurred net losses of $416.8 million from inception to September 30, 2001. We believe that we will continue to incur net losses at least until fiscal year 2004 (and possibly longer). We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as eCommerce.

In view of our limited operating history and the rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

Results of Operations

     Net Sales

	Three Months Ended			Nine Months Ended
	September 30, 2001	% Change	October 1, 2000	September 30, 2001	% Change	October 1, 2000
	($ in thousands)
Net sales	$34,978	32%	$26,480	$101,782	38%	$73,820
New customers	152,000	(20%)	190,000	493,000	(31%)	717,000
Orders from repeat customers as a percentage of total orders	71%		65%	69%		58%
% of net sales from pharmaceutical products	58%		56%	54%		54%

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

Net sales also include consignment service fees earned under arrangements in which we do not take title to the inventory and cannot establish pricing. Consignment service fees earned have not been significant to date.

Our net sales increased due to an increase in the average net sales per order. Net sales per order increased to approximately $66 and $63 for the three and nine months ended September 30, 2001 from approximately $49 and $43 for the three and nine months ended October 1, 2000. This increase is primarily attributable to our focus on merchandising of higher-priced, higher margin products, an increase in the number of items purchased per order, and fewer promotional discounts offered to customers.

12
[RETURN TO TABLE OF CONTENTS]

Our total customer base increased 152,000 to 2,162,000 while orders from repeat customers increased as a percentage of total orders to approximately 71%. For the fourth quarter of 2001, we expect that net sales will be approximately $40 to $41 million, we expect to acquire between 210,000 and 220,000 new customers and orders from repeat customers as a percentage of total orders will be approximately 65%. In the future, our level of sales will depend on a number of factors including, but not limited to, the following:

The number of customers we are able to obtain;

The frequency of our customers’ purchases;

The quantity and mix of products our customers purchase;

The quantity of the types of products we are able to offer for sale;

The price we charge for our products;

The amount we charge for shipping;

The extent of sales price incentives, including coupons, and discounts we offer;

The extent of reimbursements available from third-party payors;

The level of customer returns we experience;

The ability to maintain and maximize our partnerships;

The seasonality that we may experience in our business;

The extent and effectiveness of our marketing efforts; and,

The current economic environment and world events.

    Cost of Sales

	Three Months Ended			Nine Months Ended

	September 30, 2001	% Change	October 1, 2000	September 30, 2001	% Change	October 1, 2000

	($ in thousands)
Cost of sales	$29,001	21%	$24,047	$85,261	22%	$69,795
Percentage of net sales	83%		91%	84%		95%

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

Cost of sales as a percentage of net sales decreased as a result of our focus on higher margin products and fewer sales incentives offered to customers, including promotional items, coupons and discounts. Additionally, we continue to decrease the shipping subsidies we offer to our customers. We expect cost of sales as a percentage of net sales for the fourth quarter of 2001 to be consistent with the quarter ended September 30, 2001.

13
[RETURN TO TABLE OF CONTENTS]

    Fulfillment and Order Processing

	Three Months Ended			Nine Months Ended

	September 30, 2001	% Change	October 1, 2000	September 30, 2001	% Change	October 1, 2000

	($ in thousands)
Fulfillment and order processing	$6,556	(29%)	$9,222	$21,239	(24%)	$28,111
Percentage of net sales	19%		35%	21%		38%

Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per unit fulfillment fees charged by third parties, bad debt expense, credit card processing fees and payroll and related expenses for personnel engaged in customer service, purchasing and distribution and fulfillment activities, including pharmacists engaged in prescription verification activities and warehouse personnel. These expenses also include rent expense and depreciation related to our distribution center.

Fulfillment and order processing expenses decreased as a percentage of net sales as a result of the efficiencies gained through higher volumes and a decrease in variable labor costs. To the extent that our sales volume increases in future periods, we expect fulfillment and order processing expenses to increase in absolute dollars as we expand the accompanying distribution and fulfillment activities.

    Marketing and Sales

	Three Months Ended			Nine Months Ended

	September 30, 2001	% Change	October 1, 2000	September 30, 2001	% Change	October 1, 2000

	($ in thousands)
Marketing and sales	$7,711	(55%)	$17,081	$26,916	(56%)	$61,519
Percentage of net sales	22%		65%	26%		83%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts and during fiscal year 2000 included media, agency and production costs associated with our branding campaign.

The decrease in marketing and sales expenses is primarily attributable to the decrease in television and radio advertising, promotional activities, public relations and agency and production costs. The cost to acquire new customers has also decreased since the third quarter of 2000 as we continue to look for new, efficient and effective ways to acquire high-quality, loyal customers.

In June 2001, we amended our advertising and technical services agreement with Amazon.com, which was entered into in January 2000 and subsequently amended in July 2000. The amendment revises the total consideration under the agreement to $46.3 million by reducing the minimum cash payments due under the agreement from $30.0 million to $9.0 million and changes the termination date of the agreement to June 25, 2002. We remain obligated to pay additional amounts in cash if the advertising services exceed certain performance thresholds during the remaining term of the agreement. We are amortizing the remaining aggregate minimum value primarily to marketing and sales expense on a straight-line basis over the remaining term of the agreement. For the three and nine months ended September 30, 2001, we recognized marketing and sales expense associated with such agreement of $4.6 million and $14.5 million, respectively. For the three and nine months ended October 1, 2000, we recognized $5.4 million and $9.8 million, respectively.

In the third quarter of 2001, we amended certain terms of our agreement with Wellpoint, which we originally entered into in June 2000. The amendment reduces the total cash payments due to WellPoint under the agreement.

For the fourth quarter of 2001, we expect marketing and sales expenses to increase slightly as a percentage of net sales in order to increase awareness of drugstore.com and drive traffic to our Web site during the busy holiday shopping season.

    Technology and Content

	Three Months Ended			Nine Months Ended
	September 30, 2001	% Change	October 1, 2000	September 30, 2001	% Change	October 1, 2000
	($ in thousands)
Technology and content	$4,970	(28%)	$6,889	$15,530	(24%)	$20,528
Percentage of net sales	14%		26%	15%		28%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web site and content. These expenses also include Internet access and hosting charges and Web site content and design expenses.

14
[RETURN TO TABLE OF CONTENTS]

Technology and content expenses decreased primarily due to the reduction in personnel and payroll related costs. During the fourth quarter of 2001, we expect technology and content expenses to decrease slightly compared to third quarter 2001 expenses.

General and Administrative

	Three Months Ended			Nine Months Ended

	September 30, 2001	% Change	October 1, 2000	September 30, 2001	% Change	October 1, 2000

	($ in thousands)
General and administrative	$2,961	(40%)	$4,927	$10,528	(28%)	$14,682
Percentage of net sales	8%		19%	10%		20%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

General and administrative expenses decreased primarily due to a reduction in expenses associated with personnel costs, including recruiting and relocation and other travel related expenses as well as reduced office rent and depreciation expense. During the fourth quarter, we expect general and administrative expenses to remain consistent with third quarter 2001 expenses.

    Restructuring and Impairment Charges

	Three Months Ended			Nine Months Ended

	September 30, 2001	% Change	October 1, 2000	September 30, 2001	% Change	October 1, 2000

	($ in thousands)
Restructuring and impairment charges	$7,667	—	$—	$14,961	—	$—
Percentage of net sales	22%	—	—	15%	—	—

In the first quarter of 2001, we recorded a restructuring charge including the forfeiture of a portion of our lease deposit associated with the cancellation of our lease for new office space, exiting leases associated with vacated facilities and writing-off related leasehold improvements and equipment.

In the third quarter of 2001, we recorded an impairment charge relating to the write-off of the intangible asset associated with our agreement with WellPoint. This impairment charge reflects a reduction in the intangible asset to its fair value.

    Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended

	September 30, 2001	% Change	October 1, 2000	September 30, 2001	% Change	October 1, 2000

	($ in thousands)
Amortization of intangible assets	$9,201	(5%)	$9,687	$28,593	14%	$25,063
Percentage of net sales	26%		37%	28%		34%

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

Amortization of intangible assets decreased for the three months ended September 30, 2001 due to the reduction in the fair value of the intangible asset associated with our agreement with WellPoint. Amortization increased for the nine months ended September 30, 2001 due to the amortization of goodwill related to the acquisition of Beauty.com in February 2000 and the assets received in connection with an agreement with WellPoint which includes access to insurance coverage.

We periodically evaluate the value of our long-lived assets to determine whether these assets are fairly valued in current economic circumstances. If such assets are determined to be impaired, it may require us to record impairment charges on these assets in future periods.

15
[RETURN TO TABLE OF CONTENTS]

     Amortization of Stock-based Compensation

	Three Months Ended			Nine Months Ended
	September 30, 2001	% Change	October 1, 2000	September 30, 2001	% Change	October 1, 2000
	($ in thousands)
Amortization of stock-based compensation	$1,417	(48%)	$2,709	$5,866	(43%)	$10,256
Percentage of net sales	4%		10%	6%		14%

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

As of September 30, 2001, deferred stock-based compensation for stock options and restricted stock issued to our employees is expected to be recognized as an expense for the remainder of fiscal year 2001 and for each of the next three fiscal years as follows:

Fiscal Year	Amount
(in thousands)
Q4 2001	$ 728
2002	1,249
2003	304
2004	55

     Interest Income and Expense

	Three Months Ended			Nine Months Ended
	September 30, 2001	% Change	October 1, 2000	September 30, 2001	% Change	October 1, 2000
	($ in thousands)
Interest income, net	$847	(64%)	$2,379	$3,780	(40%)	$6,292

Interest income consists of earnings on our cash, cash equivalents and marketable securities and interest expense consists of interest associated with capital lease obligations. The decrease in net interest income is primarily due to decreasing cash, cash equivalents and marketable securities as well as decreases in interest rates during the year. We expect net interest income to decrease in the fourth quarter of 2001 as we reduce our outstanding balance of cash, cash equivalents and marketable securities and due to recent interest rate reductions.

     Extraordinary Gain on Renegotiation of Equity Guarantee

	Three Months Ended			Nine Months Ended
	September 30, 2001	% Change	October 1, 2000	September 30, 2001	% Change	October 1, 2000
	($ in thousands)
Extraordinary gain on renegotiation of equity guarantee	$7,500	—	$ —	$7,500	—	$ —

In the third quarter of 2001, we amended our agreement with WellPoint which reduced the guaranteed value of our stock issued to WellPoint from $10 million to $2.5 million. Accordingly, we recorded an extraordinary gain of $7.5 million on the reduction of this long-term liability.

16
[RETURN TO TABLE OF CONTENTS]

     Cumulative Effect Adjustment for a Change in Accounting Principle

	Three Months Ended			Nine Months Ended
	September 30, 2001	% Change	October 1, 2000	September 30, 2001	% Change	October 1, 2000
	($ in thousands)
Cumulative effect adjustment for a change in accounting principle	$—	—	$—	$4,121	—	$—

During the second quarter of 2001, drugstore.com implemented the Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock". Under the terms of the agreement we entered into with WellPoint in June 2000, we issued to Wellpoint 750,000 shares of our common stock with a fair value of approximately $5.0 million. If the 750,000 shares of stock issued to Wellpoint did not have a fair market value of $10 million at the end of two years, we were required to pay WellPoint, in stock or cash, the difference between $10 million and the fair market value of the stock. Based on the terms of that agreement, EITF 00-19 requires that the transaction be recorded at fair value each quarter. Accordingly, at the end of the second quarter of fiscal year 2001, which is the effective date of EITF 00-19, we recorded a cumulative effect adjustment of a change in accounting principle of $4.1 million which represents the difference between the fair value of the guarantee as of July 1, 2001 and the fair value of the guarantee on the original date of the agreement. During the third quarter of 2001, we amended the agreement with WellPoint which changed the terms of settlement and no longer requires us to record changes in the fair value of the guarantee each quarter.

     New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS 141, pooling of interest is no longer an acceptable method of accounting for business combinations except for certain qualifying transactions that were initiated prior to July 1, 2001. SFAS 141 also develops further criteria for recognizing intangible assets separate from goodwill in a purchase transaction. We do not expect the adoption of this statement to have a material impact on our financial statements.

Under SFAS 142, goodwill will no longer be amortized over its expected useful life, but rather, assessed for impairment on an annual basis. Separately identifiable intangible assets that do not have an indefinite useful life will continue to be amortized. We recorded goodwill in conjunction with our acquisition of Beauty.com that will continue to be amortized through December 2001 at which time, amortization will cease. We expect a reduction of $13.5 million and $1.1 million in amortization expense during fiscal year 2002 and 2003, respectively due to the implementation of SFAS 142. As required by SFAS 142, we will perform an impairment analysis on our Beauty.com goodwill at the beginning of fiscal year 2002. We have not yet determined the impact of this analysis on our financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used and those expected to be disposed of by sale. It also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. We have not yet determined the effect the adoption of this statement will have on our financial statements.

Liquidity and Capital Resources

We have incurred net losses of $416.8 million from inception to September 30, 2001. We believe that we will continue to incur net losses for the foreseeable future.

Net cash used in operating activities was $38.7 million for the nine months ended September 30, 2001. Net cash used in operating activities for the period was primarily the result of net losses of $100.0 million and a reduction in accounts payable and other operating assets and liabilities of $6.7 million, offset by $68.0 million of non-cash expenses including depreciation and amortization, marketing expenses, stock based compensation, restructuring charges, an impairment charge, an extraordinary gain on renegotiation of an equity guarantee and a cumulative effect adjustment for a change in accounting principle. Net cash used in operating activities was $127.3 million for the nine months ended October 1, 2000, which was primarily the result of net losses of $149.9 million and net use of operating assets and liabilities of $33.0 million offset by $55.5 million of non-cash expenses consisting of depreciation, amortization, marketing expenses and stock based compensation.

Net cash used in investing activities was $3.2 million for the nine months ended September 30, 2001 and consisted of $2.6 million of net purchases of marketable securities and $0.6 million of purchases of equipment and systems. Net cash provided by investing activities was $49.6 million for the nine months ended October 1, 2000 and consisted primarily of net sales of marketable securities of $71.7 million, offset by $21.8 million of equipment and system purchases.

17
[RETURN TO TABLE OF CONTENTS]

Net cash used in financing activities was $2.2 million for the nine months ended September 30, 2001 and was primarily the result of $2.4 million of payments made under capital lease obligations. Net cash provided by financing activities was $163.8 million for the nine months ended October 1, 2000, due primarily to the net proceeds we received in conjunction with our sale of common and preferred stock during the first and third quarters of fiscal year 2000.

Our principal commitments consist of approximately $20.6 million of obligations through 2005, which are outstanding under capital and operating leases, long-term marketing agreements with Amazon.com and WellPoint as well as marketing agreements with Web portals including MSN and AOL.

As of September 30, 2001 we had $88.4 million of cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2001 will be sufficient to fund our operations until we begin generating positive operating cash flow. We currently expect to begin generating positive operating cash flow in 2004, although there can be no assurances that we will ever do so. Any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or to obtain credit facilities from lenders. We cannot be certain that additional financing will be available to us when required, or if it would be available on acceptable terms.

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

We are also exposed to risk associated with fluctuations in our stock price and its impact on the liability recorded to satisfy the $2.5 million guarantee to WellPoint. Based on the terms of the contract, if the 750,000 shares of stock issued to WellPoint do not have a fair market value of $2.5 million in June 2002, we are required to pay WellPoint, in stock or cash at our option, the difference between $2.5 million and the fair market value of the stock.

18
[RETURN TO TABLE OF CONTENTS]

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit Number	Title
10.3	Agreement between drugstore.com, inc. and WellPoint Health Networks Inc.

10.4	Amendment #1 to Agreement between drugstore.com, inc. and WellPoint Health Networks Inc.

      (b) Reports on Form 8-K

none.

19
[RETURN TO TABLE OF CONTENTS]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC.
(Registrant)

By:	/s/ ROBERT A. BARTON Robert A. Barton Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date:November 13, 2001

20
[RETURN TO TABLE OF CONTENTS]