Form 10-K
period 2001-12-30
DRUGSTORE COM INC
filed 2002-04-01
CIK 1086467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

Commission File Number: 0-26137

drugstore.com, inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3416255
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13920 Southeast Eastgate Way, Suite 300 Bellevue, Washington 98005
(425) 372-3200
(Address, including zip code, and telephone number, including area code, of registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $74,128,977 as of March 22, 2002, based upon the closing price of $2.55 on the Nasdaq National Market reported on such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2002, the number of shares of the registrant’s Common Stock outstanding was 67,381,253.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 12, 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

drugstore.com, inc.

FORM 10-K
For the Fiscal Year Ended December 30, 2001

i

PART I

ITEM 1.    BUSINESS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Special Note Regarding Forward-Looking Statements.”

Overview

drugstore.com™ is a leading online drugstore and information site offering The Simple Way to Look and Feel Your Best™. We sell health, beauty, wellness, personal care and pharmacy products. We also sell prestige beauty products through Beauty.com™, an online retailer of prestige beauty products that we acquired in February 2000. As of December 30, 2001, we have sold our products to approximately 2.4 million customers. We were incorporated in April 1998, commercially launched our Web site on February 24, 1999, and completed our initial public offering in July 1999. We have designed our store to provide a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. We want to make shopping for these products simple, rewarding and relaxing. Our Web site can be accessed 24 hours a day, seven days a week from anywhere in the United States that a consumer has Internet access. We believe we offer a larger selection of products than typical store-based retailers, along with a wealth of health-related information and other tools designed to help consumers make more educated purchasing decisions. Our shopping lists and e-mail reminders are designed to make it easier for our customers to regularly purchase their preferred products. We believe that our online store provides a customer with a superior shopping experience.

We operate in one principal business segment in the United States. No geographic area accounted for more than 10% of our net sales in any of the years ended December 30, 2001, December 31, 2000 and January 2, 2000.

As used herein, “drugstore.com,” “we,” “our” and similar terms include drugstore.com, inc. and its subsidiaries, unless the context indicates otherwise.

Industry Background

The Growth of the Internet and Electronic Commerce

The Internet has become an important medium for communicating, finding information and purchasing products and services. The number of Web users in the United States has increased significantly since the launch of our Web site in 1999 and we believe that the number of Web users in the United States will continue to increase as a result of a number of factors, including:

•	The large installed base of personal computers in the workplace and home;

•	Advances in the performance and reductions in the cost of personal computers and modems;

•	Improvements in the ease of use and security of the Internet;

•	The availability of a broader range of online products, information and services; and

•	Growing awareness among consumers and businesses of the benefits of online shopping.

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

Healthcare Trends on the Internet

The market opportunity for drugstore.com is significant. Overall spending on health products, beauty aids and drugs in the United States exceeded $200 billion in 2001. Within this category, prescription drugs is the largest and fastest growing segment representing $165 billion in 2001. This segment is expected to grow by 12-14% annually through 2005. Total consumer online sales exceeded $30 billion in 2001 and are anticipated to grow to over $100 billion in 2005. The growth of the health, beauty and pharmaceutical industry combined with the growth of online sales create a large market opportunity for the online drugstore.

The drugstore.com Market

The market we address can be divided into five primary categories: health, beauty, wellness, personal care and pharmacy. Many products in this market are personal (being used on a person’s skin or in a person’s body) and essential and often are purchased repeatedly. In this market, vendors frequently introduce new products, and consumers seek comprehensive product information. Consumers currently shop for these products primarily in chain drugstores, mass-market retailers, supermarkets, warehouse clubs and independent drugstores. However, category-specific retailers and catalogs also serve each of these categories. Overall, distribution of products in our primary market categories is fragmented.

Key aspects of the primary categories of the drugstore.com market are as follows:

Health.    The health category includes over-the-counter remedies (such as cough, cold, allergy and pain relief medications), first aid, medical devices for home healthcare, contraceptives and other products related to the body’s health needs. We believe that the aging U.S. population, along with a greater portion of prescription drugs becoming available as over-the-counter medications, will contribute to growth in this market category. Consumers in the health category often seek significant amounts of product information to determine which products will meet their health needs. Consumers generally buy health products from chain drugstores, mass-market retailers, supermarkets and warehouse clubs, as well as from locally owned, independent drugstores and convenience stores. Representative brands carried in our health product category include Advil, Tylenol, Pepcid, Bausch & Lomb and Metamucil.

Beauty.    The beauty category includes cosmetics, fragrances, home spa products and a variety of skin care products. Some of the factors driving consumer demand for beauty products include regular and seasonal new product introductions, as well as changing fashion trends. Consumers often seek advice regarding these trends or the functionality of new products. The beauty category can be broadly classified into two subcategories: mass-market and prestige products. Consumers for mass-market beauty products typically purchase such products in mass-market retailers, drugstores and supermarkets. In February 2000 we acquired Beauty.com, Inc., an online retailer of prestige beauty products. Consumers for prestige products generally shop in department stores and beauty specialty stores or in spas and salons. Representative brands carried in our beauty product category include Philosophy, Revlon, L’Oreal, Cover Girl and Neutrogena.

Wellness.    The wellness category includes vitamins, nutritional supplements, herbs, homeopathy and other natural products. We believe that increasing consumer interest in nutritional and wellness products to improve physical and mental well-being has contributed to growth in this category. We believe supplemental product information is important to these consumers because they are interested in the intended physiological effects of these products. Consumers can obtain these products at chain drugstores, mass-market retailers, supermarkets, warehouse clubs and specialty stores, as well as through catalogs or online vitamin and nutrition stores.

Representative brands carried in our wellness product category include Centrum, One-A-Day, Nature Made, Twinlab, Natrol and Nature’s Way. We are also the exclusive online retailer of General Nutrition Companies, Inc. (GNC) wellness products.

Personal Care.    The personal care market category includes products related to hair, body and eye care, shaving, oral hygiene, baby and feminine needs. The personal care category is comprised of a number of different product groups that consumers typically shop for at mass-market retailers, chain drugstores, supermarkets, warehouse clubs and specialty stores. Representative brands carried in our personal care product category include Gillette, Colgate, Johnson & Johnson, Rogaine and Pampers.

Specialty Shops.    The specialty categories offer a varied mix of contemporary, traditional and seasonal gift items that support the lifestyles and interests of our customers and include games, books and special occasion products that address events such as graduations and weddings and holidays such as Mother’s Day, Father’s Day and Valentine’s Day.

Pharmacy.    This category consists primarily of prescription medication for chronic illnesses, such as high blood pressure, osteoporosis and depression. We believe that a significant percentage of prescription sales for chronic illnesses are distributed through retail channels and that the number of prescriptions written for chronic illnesses will grow due to an aging population and the increasing utilization of pharmaceuticals in medical management. Over the past ten years, mail order pharmacies have become an increasingly important source of pharmaceuticals for chronic illnesses.

Limitations on Traditional Channels of Distribution

Traditional channels of retail distribution for health, beauty, wellness, personal care and pharmacy products have many limitations, including the following:

Inconvenience.    Consumers often view shopping for many of these products as a chore. Shopping at a physical store can be highly inconvenient. It generally involves time-consuming activities such as making a trip to the store, finding a parking space, searching for the desired products and waiting in line to fill a prescription or make a purchase. This process can be especially difficult for customers with disabilities or parents with young children. To increase convenience for consumers, traditional store-based retailers often need to open new stores, which is time-consuming and expensive. Each new store results in significant investments in inventory, real estate, building improvements and the hiring and training of store personnel. The required investment may limit the ability of traditional store-based retailers to serve geographic areas that are not densely populated. Also, an existing store may face substantial added costs if it attempts to build more parking spaces or hire more clerks in order to reduce parking and waiting inconveniences.

Narrow Selection.    Consumers value the opportunity to select items from a broad range of products that best fit their needs. However, consumers must often choose from a narrow product selection at traditional store-based retailers. Stores may not carry a full range of products, especially prestige, specialty or regional products, or carry a full assortment of sizes. Desired items may be out of stock. Overcoming these difficulties can be prohibitively expensive for traditional retail stores due, usually, to shelf space limitations, the cost of carrying inventory and the resulting need to allocate inventory dollars to popular products. To the extent that mass-market retailers allocate physical store space to items such as alcohol, lawn furniture, motor oil and snack foods, they may have to reduce the number of health, beauty, wellness and personal care products that they offer. Product selection in traditional store-based retailers cannot be tailored to individual needs because it is driven by aggregate demand.

Limited Information and Communication.    Consumers buying health, beauty, wellness, personal care and pharmacy products often seek information and knowledgeable advice to assist them in making purchasing decisions. Many traditional store-based retailers do not provide consumers with access to useful product information or readily available on-site experts who can provide helpful advice. Employees at traditional store-based retailers, especially supermarkets and mass-market retailers, may have limited, if any, interaction with their customers. Often there is no direct contact, except at the checkout line. Customers may also face difficulties following up with questions after a purchase. While traditional store-based retailers could take steps to increase the availability of customized information and on-site experts, such steps would involve substantial investments in printing relevant materials and training staff. In addition, it is difficult for a traditional retail store to use information about a particular consumer to personalize that consumer’s shopping experience.

Lack of Privacy.    Because many health, beauty, wellness, personal care and pharmacy products are inherently personal, consumers often desire ways to preserve the anonymity of their purchases and the confidentiality of the information transferred in the buying process. Many consumers may feel uncomfortable purchasing certain products such as birth control devices, feminine care products and incontinence products in a traditional retail store. Many consumers have encountered the unpleasant experience of placing such a product on a checkout stand’s conveyor belt in front of store clerks and other waiting customers. Consumers may hesitate to ask store personnel questions about which product best meets a need or how to use a product, especially if either the question or the answer is embarrassing or may be overheard by others. Overcoming this limitation is very difficult for traditional retail stores because the consumer must visit a physical store frequented by other customers and must interact in person with store employees.

The drugstore.com Solution

We are a leading online drugstore—a retail store and information site for health, beauty, wellness, personal care and pharmacy products. We designed our store to provide a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. We believe our online store provides customers with a superior shopping experience, that makes buying What Every Body Needs™ less of a chore.

We draw and retain consumers by emphasizing the following key attributes of our store:

Convenience.    Our user-friendly Web store may be reached from wherever the shopper has Internet access, such as the shopper’s home or office. Further convenience advantages at our store include:

•	Shopping 24 hours a day, seven days a week;

•	Direct delivery to the shopper’s home or office, avoiding the need for a trip to a physical store;

•
Opportunities for customers to order prescriptions for delivery using one of our mail order delivery options or to order refills of their existing prescriptions on our Web site for pickup at a local Rite Aid store;

•	Ability to schedule email reminders in order to assist customer with the reordering process;

•	A personal shopping list for every customer, allowing for quick and easy reordering in future visits;

•	Simplified searching for products and information using advanced search technology;

•	Confidential access by a customer to his or her individual medication profiles at any time;

•	Ability to purchase and send products easily to others; and

•	Other safety related features such as a drug interaction checker and the eMedAlert™ program, which alerts customers to critical and timely information regarding product warnings, updates and recalls.

Selection.    Because we do not have shelf-space limitations, we believe we offer a significantly greater number of products than are available in a traditional chain drugstore. Not only do we offer traditional chain drugstore items (prescription drugs, over-the-counter medications and personal care), we offer a broader selection of health, beauty and wellness products than can be found in many traditional chain drugstores. We believe that we offer one of the largest selections of drugstore products available on the Internet. We are also the only online retailer that offers GNC wellness products.

Information.    Because the Web has become an increasingly important tool for researching healthcare topics, we believe that providing useful information is a critical aspect of enabling consumers to make informed purchasing decisions. We have assembled a broad array of information on our Web site that can enable our consumers to make informed purchasing decisions. This information is focused on key aspects of our market segments and is produced in-house and by third-party expert sources or is submitted to our Web site’s Test Drive™ feature by customers who test our products. Consumers can either access our information directly, through a number of content features on our Web site, or get free help directly from our customer care representatives and experts by contacting them through e-mail. Our information services include:

•
Full Product Packaging Information.    Almost every product available on our Web site can be viewed in an expanded format where all package information, including ingredients, directions and warnings, can be read next to an enlarged photograph of the product.

•
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

•
Reminders.    We have the ability to e-mail a customer when a prescription or non-prescription product is about to run out, reminding him or her to order a replacement product or a prescription refill. Customers simply tell us how often they need a product and we can send them a notice before it is scheduled to run out.

•
Specialized Customer Care.    To ensure timely and high-quality customer service, we have established specialty teams within the drugstore.com customer care department. Our Web site product and insurance specialists respond to customer e-mails and calls that are related to shopping orders, insurance, prices and shipping. Once an order is made, customers can view order-tracking information on our Web site.

•
Personalized Communications.    As customers use our Web site, they can provide us with information about their buying preferences and habits. We use this information to develop personalized communications and deliver useful newsletters, special offers and new product announcements to our customers via e-mail and other means. In addition, we use e-mail to alert customers to important developments and merchandising initiatives.

Privacy.    When shopping at a physical store, many shoppers feel embarrassed or uncomfortable buying items that may reveal personally sensitive aspects of their health or lifestyle to store personnel or other shoppers. Shoppers at drugstore.com avoid these problems by shopping from the privacy of their home or office and are able to ask a drugstore.com pharmacist questions that they may otherwise feel uncomfortable asking in public.

Pharmacy.    We employ licensed pharmacists and are able to ship prescription products to all 50 U.S. states. New prescriptions may be ordered on the drugstore.com Web site for mail order delivery. For refill prescriptions that have previously been filled at a Rite Aid store or via mail order, we offer customers the opportunity to order these prescriptions on our Web site for pickup at a conveniently located Rite Aid store or for delivery using one of our standard delivery options. Through our relationships with Rite Aid Corporation (Rite Aid), insurance companies and Pharmacy Benefit Managers (PBMs), we are able to obtain insurance reimbursement coverage for many insured prescriptions. Customers can ask our pharmacists about medications and receive other information about prescription drugs and health-related products using the Ask Your Pharmacist feature of our Web site. Although most prescriptions are ordered via the Web site, we also accept orders for prescriptions via the telephone.

Although we believe we offer significant advantages over traditional chain drugstores, certain customers may feel that traditional chain drugstores offer several advantages over our service, and we may not be able to meet the needs of some customers. For example, we cannot serve acute needs, and we cannot serve all customers who do not have access to the Internet. Some customers may also prefer to touch and see products in person, rather than view them on a computer screen, or prefer to talk to a pharmacist in person. Some customers may also have general concerns about the privacy and security of information transmitted over the Internet and will therefore prefer to shop in physical stores.

Shopping at drugstore.com

Shoppers at drugstore.com see a home page that highlights our six product departments, as well as editorial content and promotions. A shopper can browse through the store by clicking on the permanently displayed department names, move directly to a department’s home page and view promotions and featured products. All product lists allow a shopper to select products based on brand or unique attributes of the category, such as tartar control or whitening for toothpaste or color for lipstick or eye shadow. Shoppers can also search the site by entering text in the search box at the top of any page.

A customer can select products to purchase by clicking on the “buy” button in the product list. The products are then added to the customer’s shopping bag. If a customer needs more information to make a purchase, we supply interactive tools and content to aid in the decision, such as:

•
Your List.    Returning customers can easily view their previous purchases by consulting their personalized shopping lists through our Your List feature. The shopping lists make buying regularly replenished items even easier to purchase because the customer can move products into their shopping bag directly from their personalized shopping list without browsing the site. If requested by the customer, we also send e-mail reminders to consumers when items on their lists are scheduled to run out and need to be replenished.

•	Personalized Product Recommendations. Returning customers receive product recommendations based on past purchasing behaviors and product affinities that suit their needs and lifestyles.

•
Ask Your Pharmacist.    Our Ask Your Pharmacist feature allows customers to ask our pharmacists questions about over-the-counter and wellness products and prescription drugs. We have pharmacists on call 24 hours a day, 7 days a week.

•
Getting Help.    From every page of our Web site, a customer can click on a “help” button to go to our customer care area. In this area, we assist customers in searching for, shopping for, ordering and returning our products. In addition, we provide customers with answers to the most frequently asked questions and encourage our visitors to send us feedback and suggestions via e-mail or 1-800-DRUGSTORE.

When the customer finishes selecting the desired products, he or she goes to checkout. The only information required to checkout is an e-mail identification, a password (to protect account privacy), a shipping address and a valid credit card number and expiration date. All of this information is maintained in a private and secure format and remains available for the customer’s future access.

We continue to evaluate and launch new features and services that will improve a customer’s shopping experience and also help drugstore.com create awareness of the higher-end, higher margin products that we offer. We have improved our search tool, personalized the product suggestion features to offer complementary and previously shopped items, and improved site navigation to make it easier for customers to locate items within our store. Most recently, we launched “Your Store” which provides customized product recommendations and services aimed at our customer’s lifestyle, based on prior purchases and site visits.

Pharmacy Services

The pharmacy services at drugstore.com are provided by experienced professionals using advanced information technologies. We employ licensed pharmacists who ensure private, personal customer service. We have received Verified Internet Pharmacy Practice Sites (VIPPS) certification from the National Association of Boards of Pharmacy (NABP), a coalition of state pharmacy boards. The VIPPS program sets standards for Internet pharmacies and informs the public of those Web sites that are fully licensed and have agreed to comply with its standards. We are able to ship prescription products to all 50 U.S. states, and through our arrangement with Rite Aid, customers may also order refills of their existing Rite Aid prescriptions on our Web site for pickup at any of the almost 3,500 Rite Aid stores in the United States or for delivery using one of our standard delivery options.

Services.    We seek to provide a high level of responsiveness and customer support. In addition to our extensive drug information, specialized customer care features and refill reminders, our pharmacy services include:

•
Ask Your Pharmacist.    Our Ask Your Pharmacist feature allows customers to ask our pharmacists questions about medication, dosage, delivery systems, common side effects and other information about prescription drugs and health-related products. Our pharmacists seek to provide an initial answer via e-mail within one business day.

•
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

•
eMedAlert.    We innovated the eMedAlert program to alert our customers to critical and timely information regarding prescriptions and over-the-counter product warnings, updates and recalls. Through the eMedAlert program, our goal is to rapidly communicate vital, complete and up-to-date drug and product recall/warning information to customers in a private, secure manner. The eMedAlert program combines public notifications on our Web site with targeted e-mail messages sent to customers who have purchased the drug or product that is the subject of the recall/warning.

•
Consumer Drug Interaction Checker.    Consumers can use this feature to research interactions among prescription drugs, herbal supplements and dietary supplements, as well as to identify ingredient duplications between drugs. The checker also allows consumers to search for potential interactions between medications and food, alcohol and tobacco products.

•	Frequently Asked Questions. Working in conjunction with our pharmacists, we have created a searchable database of almost 800 answers to frequently asked health questions.

Filling Prescriptions.    We only accept prescriptions from licensed health care providers. We do not prescribe medications or otherwise practice medicine. We focus on dispensing medications used by consumers on a chronic basis. For acute care needs, meaning when a customer has a single episode of a short-term illness or an exacerbation of a chronic condition requiring immediate attention, we recommend that customers pick up their prescriptions from a local pharmacy because the treatment of acute care needs are extremely time sensitive and the delivery time required by online purchases could be too slow for the customer’s needs. Medications used for acute care needs include antibiotics and pain medications. We also do not dispense certain controlled substances known as Schedule II pharmaceuticals at this time because there are increased risks associated with their dispensation, such as fraud, illegal resale of prescription drugs and special storage, shipping and handling requirements. Schedule II Pharmaceuticals are drugs classified by the Controlled Substance Act of 1970 as having a high potential for abuse, such as opiates (including morphine), products that contain oxycodone stimulants (including amphetamine and methylphenidate) and depressants (including secobarbital and amobarbital). We accept, verify and crosscheck prescriptions much like traditional retail and mail service pharmacies.

•
Accepting Prescriptions.    For new prescriptions, customers can direct their physicians to call or fax their prescriptions to us at 1-800-DRUGSTORE or request that we contact their physician directly to obtain prescription information. For transfers, customers can direct their pharmacy to transfer their prescriptions or request that we contact their pharmacy to transfer the prescription to drugstore.com. For refills, customers may order directly from our Web site or respond to one of our e-mail refill reminders.

•
Verifying Prescriptions.    Our pharmacists verify the validity and completeness of prescription drug orders utilizing methods similar to those used by community-based pharmacists. The standard practice for verification of prescription drug orders is that the pharmacist will contact the physician’s office by telephone or fax if there is any reason to question the validity, accuracy or authenticity of any order. In addition, our pharmacists call and verify the validity of prescription drug orders for allowable controlled substances, such as Schedule III-V drugs. In addition, our pharmacists verify that all legally required information is recorded on the prescription drug order and utilize a database to verify physician-identifying information, if necessary.

•
Drug Utilization Review.    To use our prescription drug services, all customers are asked to provide our pharmacists with information regarding drug allergies, current medical conditions and current medications. Our pharmacists use advanced technologies to crosscheck every prescription against the information we receive from the customer for drug-, disease- and allergy-drug interactions.

Payment.    Customers may pay for their prescriptions with cash, by credit card or by entering insurance information that shows that they are covered by a managed care organization, insurance plan or PBMs with whom we have a contract. To date, the majority of our prescriptions have been submitted by customers who pay for the prescription directly. As a result of our relationship with Rite Aid, we are able to fill prescriptions for most customers with pharmacy benefits covered by a plan accepted by Rite Aid, and we participate in substantially all of the retail pharmacy networks of Advanced PCS (PCS) that were formerly owned by PCS Healthcare Systems and the retail pharmacy networks managed by WellPoint Health Networks, Inc. (WellPoint).

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

We intend to continue to use the unique resources of the Internet as a means of marketing in an effort to encourage traffic and repeat purchases. Our advertising campaigns are focused on highly visited Internet portals, health-related Web sites and other highly visited Web sites. We also have strategic relationships with Amazon.com, Inc. (Amazon.com) Rite Aid and GNC, all of which promote our Web site. We believe the marketing benefits of our relationship with Amazon.com include the integration of various shopping features of our Web site, the creation of a persistent drugstore.com shopping presence on Amazon.com’s Web site and the promotion of our site by one of the premier e-commerce companies. In addition, Rite Aid has agreed to include drugstore.com in a significant portion of Rite Aid’s own advertisements, as well as on shopping bags, prescription vial caps, in-store signs and permanent links from its Web site. We also extend our market presence through our Associates Program, which enables associated Web sites to make our products and services available to their audiences through a link to our Web site.

Merchandising Strategy

We believe that the breadth and depth of our product selection, together with the flexibility of our online store and our range of helpful and useful shopping services, enables us to pursue a strong merchandising strategy. Aspects of this strategy include:

Easy Access to a Wide Selection of Products.    Our easy-to-use Web site and robust search capabilities enable customers to browse our product selection by brand, product and price, as well as combinations of these categories. For example, a customer can easily search for all aspirin products or for specific products such as Tylenol for children without consulting store personnel or searching traditional store shelves. Combination searching allows customers to find desired items easily among our large selection of products.

Flexible & Unique Merchandising.    Our online store gives us flexibility to change featured products or promotions without having to alter the physical layout of a store. We are also able to dynamically adjust our product mix and introduce special promotions in response to changing customer demand, new seasons or upcoming holidays. Our technology also allows us to customize the shopping experience by personalizing the products that are presented to customers.

Specialty Shops.    We have created specialty shops in each of our product categories and as a separate specialty shops tab on our Web site. These specialty shops sell a wide range of products including natural and organic products, home spa, sexual well-being products and prestige beauty products. Our GNC LiveWell Store is dedicated to GNC nutritional products and other products typically sold in GNC stores. We are the exclusive distributor of GNC brand products on the Internet subject to our meeting performance parameters during the third and fifth years of the relationship. Available at our Beauty.com site are brands such as Philosophy and Tarte. Our natural store carries wholesome products by brands such as Burt’s Bees and Tom’s of Maine. Other specialty stores include Illuminations, offering candles and specialty products, salon hair care, offering products from labels such as Paul Mitchell and Redken, our baby store and our holiday store. In 2001 we added three new specialty stores to our Web site: a sexual well-being store; a pet store; and a home spa store. The specialty store format allows us to market products by life stage, lifestyle, health condition, specific consumer groups or seasonal themes.

Extensive Product Information.    A key component of our merchandising strategy is the ability to use information as a tool for consumers. We combine manufacturer information with editorial information to allow customers to make more informed buying decisions and to comparison shop more easily for products. In addition, our Web site allows us to market products to customers in many different ways, including by product category or by product characteristics, such as price or ingredients.

Targeted Promotions.    We have the ability to offer products to individual customers based on their affinities or conditions. In addition, we can present merchandise to a customer tailored to personal interests and shopping histories. We also cross-sell our departments to promote impulse buying by customers. For example, we might promote mothers’ products in our Pregnancy and Infant Center.

Sampling.    We have programs that allow us to provide samples of products to customers as trials. We may also use broad-based and targeted sampling to work with manufacturers to introduce new products.

Marketing Programs for Suppliers.    We host programs for branded manufacturers to strategically market their brands. These programs motivate the manufacturers to invest resources in marketing on our Web site. We believe that these branded promotions improve the customer’s shopping experience because the manufacturers provide our customers with purchase incentives and the information to make informed purchase and treatment decisions.

New Developments. We continually look for ways to improve our business and the services and products we offer to our customers. In 2001, we refocused our efforts on acquiring higher value customers that are more interested in quality and convenience than discount pricing, in order to improve our margins. Our ability to offer high margin, niche specialty items distinguishes us from other retail drug stores. We also expanded our specialty store offerings. In June 2001, we launched our sexual well-being store which offers candles, music, aromatherapy, books, games, educational videos and personal massagers, and reflects top brand name products. In August 2001, we launched a pet store which features a selection of items designed to pamper dogs and cats and contribute to their overall wellness, like natural treats and bath products, aromatherapy, spritzers and supplements, as well as select toys and gifts. In August 2001, we also launched a home spa store featuring luxury spa and beauty items. These stores are terrific resources for consumers who are seeking a trusted, friendly, safe and private source for all their health, beauty, wellness and personal care needs. We continue to explore new opportunities to expand into additional high revenue, high margin categories.

We continue to migrate our pharmacy customers from 30-day to 90-day supplies of medication, by providing quantity price breaks as incentives. This strategy allows our customers to take advantage of price savings and we enjoy fulfillment cost savings and higher customer retention.

We have also begun to partner with major consumer products manufacturers to market new products and are demonstrating that drugstore.com can be a valuable marketing partner. During the second quarter of 2001, we joined with Procter & Gamble to “pre-sell” Crest White Strips through our Internet store. We were the first retailer to sell the product and in the early stages represented a significant percent of total consumption. This product launch demonstrated that drugstore.com can create significant early interest in and demand for a new product.

Delivery of Our Customers’ Orders

In January 2000, we began operating our own 290,000 square foot distribution center in New Jersey to achieve greater control over the distribution process and to ensure adequate supplies of products to our customers. As of June 2000, all of our orders delivered by mail are processed from our distribution center.

We purchase our non-pharmaceutical inventory directly from various manufacturers and wholesalers. Under the terms of our agreement with Rite Aid, we are obligated to buy our pharmaceutical products from Rite Aid, unless we are able to obtain better overall terms from other vendors. As the number of orders filled out of the pharmacy operation in our distribution center increases, we expect that purchases from Rite Aid will account for an increasingly significant portion of our total product purchases. For prescriptions filled through the pharmacy, we operate under our arrangement with Rite Aid. Our pharmacists, working together with a Rite Aid “pharmacist in charge,” perform all aspects of the prescription fulfillment process and all aspects of customer service.

Our warehouse management system provides us with real-time data on inventory receiving, shipping, inventory quantities and inventory location. This enables us to notify customers on a real-time basis if the product is in stock. In addition, we offer an order tracking system for our customers on our Web site.

The inventories of Rite Aid and other vendors consist of items typically found in traditional chain drugstores. Rite Aid purchases its pharmaceutical products from a variety of manufacturers and wholesalers.

For non-pharmaceutical orders, we generally charge our customers a shipping charge that covers a portion of our expenses of shipping. We offer a variety of shipping options, including next-day delivery for orders received during the business week. We ship anywhere in the United States that is served by the United Parcel Service or the U.S. Postal Service. Priority orders are flagged and expedited through our fulfillment processes. For non-prescription product orders, our goal is to ship within 24 hours of the time the order is placed. For prescription products, our goal is to ship as soon as the prescription has been verified and our pharmacists have completed drug utilization reviews. In January 2002, we began to charge shipping on most pharmaceutical orders shipped from our distribution center.

In addition, customers are able to order refills of their existing Rite Aid prescriptions online at our Web site for pick-up at their choice of any one of the almost 3,500 Rite Aid stores or for delivery using one of our standard delivery options.

Customer Care

We believe that a high level of customer service and support is critical to retaining and expanding our customer base. Our customer care specialists are available 24 hours a day, 7 days a week to provide assistance via e-mail or phone. We strive to answer all customer inquiries within 24 hours. Our customer care specialists handle questions about orders and how to use our Web site, assist customers in finding desired products and register customers’ credit card information over the telephone. Our customer care specialists are a valuable source of feedback regarding user satisfaction. Our Web site also contains a customer care page that outlines store policies and provides answers to frequently asked questions. In addition, our pharmacists can provide advice to our customers about medication, dosage, delivery systems, common side effects and other information about prescription drugs.

We generally refund to customers all or a portion of the selling price, including related shipping fees if applicable, in the event a customer is not satisfied with the product purchased or the quality of customer service provided. Sales returns have not been significant to date.

Operations and Technology

We have implemented a broad array of services and systems for site management, searching, customer interaction, transaction processing and fulfillment. We use a set of software applications for:

•	Accepting and validating customer orders;

•	Organizing, placing and managing orders with vendors and fulfillment partners;

•	Receiving product and assigning inventory to customer orders; and

•	Managing shipment of products to customers based on various ordering criteria.

These services and systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business. To enhance the online and offline experience for Rite Aid and drugstore.com customers, we have integrated some of our information and pharmacy systems with Rite Aid’s systems. Rite Aid has granted us a nonexclusive, fully paid license to the Rite Aid systems that are integrated with our systems, subject to third-party rights to such technology.

We also have a technology license and advertising agreement with Amazon.com under which we mutually agreed to license certain existing and future technology used in the operation of our Web sites as long as we do not use the technology to compete with each other. We currently are not using any Amazon.com technology but could do so in the future if it would benefit us. See “Relationship with Amazon.com” for a further description of our agreements with Amazon.com.

Our core merchandise catalog, customer interaction, order collection, fulfillment and back-end systems are proprietary to drugstore.com but are available to Amazon.com under our agreement with them. Our software platform and architecture are integrated with an Oracle database system. The systems were designed to provide real-time connectivity to the distribution center systems for pharmacy and the non-pharmacy products. These include an inventory-tracking system, a real-time order tracking system, an executive information system and an inventory replenishment system. Our Internet servers use SSL technology with Verisign-issued digital certificates to help conduct secure communications and transactions. Our systems infrastructure is hosted at Exodus Communications (Exodus) in Tukwila, Washington, which provides communication lines from multiple providers, including UUNet and AT&T, as well as 24-hour monitoring and engineering support. Exodus has its own generators and multiple backup systems in Tukwila. On February 1, 2002, Cable and Wireless plc, the global telecommunications group, announced that it and its wholly owned subsidiary, Digital Island, Inc. (together, Cable & Wireless), following approval from the U.S. Bankruptcy Court for the District of Delaware, completed the acquisition from Exodus of selected assets and a majority of the business activities of Exodus in the United States. Our contract with Exodus has been assumed by Cable & Wireless, which will continue to provide us with the hosting and other services previously provided by Exodus.

We maintain a customer care center in our Bellevue, Washington office. We also operate a toll-free number, 1-800-DRUGSTORE, through which customers can place orders and receive information. In addition, customers who choose not to transmit their credit card information via the Internet have the option of submitting their credit card information by telephone.

Competition

The online commerce market for health, beauty, wellness, personal care and pharmacy products is intensely competitive and highly fragmented. Our competitors can be divided into several groups: chain drugstores, such as Walgreen’s, CVS and Eckerd; mass market retailers, such as Wal-Mart, Kmart and Target; supermarkets, such as Safeway, Albertson’s and Kroger; specialty retailers and major department stores, such as Nordstrom, Macy’s and Bloomingdale’s; prescription benefit managers, such as Merck-Medco; Internet portals and online service providers that feature shopping services, such as America Online, MSN and Yahoo!; and other online retailers and/or mail order retailers of health, beauty, wellness, personal care and/or pharmaceutical products. Each of these competitors operates within one or more of the health, beauty, wellness, personal care and pharmacy product categories.

We believe that the following are the principal competitive factors in our market:

•	Brand recognition;

•	Product selection;

•	Convenience;

•	Price;

•	Web site features, functionality and performance;

•	Customer service;

•	Quality of information services; and

•	Reliability and speed of order shipment.

Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.

Many of these current and potential competitors can devote substantially more resources to their Web sites and systems development than we can. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.

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

Strategic Relationships

Relationship with Amazon.com

We have a strategic relationship with Amazon.com that allows us to share technologies and to be the only health and beauty retailer to advertise on Amazon.com’s Web site. We believe that our association with Amazon.com, one of the premier e-commerce companies, is beneficial to the development of drugstore.com’s presence on the Internet and its brand recognition. Amazon.com is our largest stockholder, and Jeffrey P. Bezos, Amazon.com’s chairman of the board, president and chief executive officer, is a member of our board of directors. As part of our relationship with Amazon.com, we entered into a technology license and advertising agreement. This agreement extends for ten years and can be terminated for breach or in the event that we are acquired by a competitor of Amazon.com. This agreement contains provisions generally relating to the sharing of technology and technical support; however, we have decided to develop our own technology and there has been no exchange of technology by either party to date. Specifically, this agreement provides for the license of substantially all of each company’s technology that may be developed through August 10, 2008, to the other for use within their respective businesses. Neither company may use the other’s technology to compete against the other. In addition, each party has committed to providing the other with advertising on our respective Web sites through the term of the agreement, as mutually agreed upon. In addition, we agreed not to place advertisements competitive to Amazon.com’s business on our site. We have also agreed not to sell advertising on our Web site to, link our Web site to, or promote on our Web site any company that sells products or services competitive with those that Amazon.com offers or that Amazon.com is preparing to produce or market. We are currently restricted with respect to books, music, videos, electronics, toys, home improvement products, software, gift centers, cards, auctions and third-party marketplace services through which third parties may advertise and sell products or services. If Amazon.com expands into other areas, this may further limit the companies we can promote on our Web site. If we are acquired by an Amazon.com competitor and Amazon.com does not vote in favor of the transaction, we would lose our rights to advertise on Amazon.com’s Web site, to restrict Amazon.com’s ability to compete in the online drugstore business and to use Amazon.com’s technology (if we are then using any).

On January 24, 2000, we entered into an agreement with Amazon.com to integrate various shopping features of our Web site and to create a persistent drugstore.com shopping presence on Amazon.com’s Web site. Amazon.com has agreed to promote the drugstore.com health and beauty product section of its Web site to its customer base in a manner similar to its efforts with respect to its other product sections. Under the agreement, the parties will also work to implement additional features on the Amazon.com Web site designed to improve customer shopping experiences, including integrated search and browse capabilities. The agreement also contains exclusivity provisions restricting (1) the percentage of total revenues we can obtain from the sale on our Web site of products or services other than health, beauty (including cosmetics, fragrance, bathing and hair and skin products), wellness, personal care and prescription drug products and (2) the percentage of revenues Amazon.com or any other Amazon.com marketing partner can receive from the sale of these types of products on its Web site other than through its relationship with us. The consideration for the agreement included 1,066,667 shares of our common stock with a fair market value, at the date of issuance of $30 million issued immediately in a private placement transaction and minimum cash payments totaling $75 million over the three-year term of the agreement. In July 2000, Amazon.com agreed to reduce the remaining minimum cash payments due over the three-year term of the agreement from $75 million to $30 million. Additionally, we agreed to pay additional amounts in cash if the advertising services exceed certain performance thresholds in the second and third years of the agreement. We also issued to Amazon.com a fully vested, nonforfeitable and exercisable warrant to purchase 2.5 million shares of our common stock at $4.94 per share. The agreement may be terminated for breach or on the occurrence of certain other events. In June 2001, we further amended this agreement. The amendment changed the termination date of the agreement from April 2003 to June 2002 and revises the total consideration under the agreement from $67.3 million over 36 months, including stock consideration of $37.3 million and cash payments of $30 million, to $46.3 million over 27 months, representing stock consideration of $37.3 million and cash payments of $9 million. Prior to the amendment, on an annualized basis, amortization was $22.4 million and was reduced to $19.9 million after the amendment. We remain obligated to pay additional amounts in cash if the advertising services exceed certain performance thresholds during the remaining term of the agreement.

Relationship With Rite Aid

In June 1999, we entered into a strategic relationship with Rite Aid. As part of the relationship, customers are able to order refills of their existing Rite Aid prescriptions from us at our site and either use our standard mail order delivery options or pick up the prescriptions at any of the almost 3,500 Rite Aid stores nationwide. We recognize revenues on all orders filled via mail order when the customer order is shipped and for orders placed through our Web store for pickup at a Rite Aid store, when the customer picks up the prescription at the Rite Aid store. When customers elect to pick up their prescriptions in a Rite Aid store, we pay Rite Aid for the cost of such products based on a contractually agreed upon price. In addition, Rite Aid and drugstore.com have agreed to promote each other’s services both online and offline, including a link from Rite Aid’s Web site to our Web site. We believe the potential benefits of our relationship with Rite Aid include additional revenue and traffic generated by customers who visit our Web site, the pharmacy benefit coverage provided by the insurance companies and PBMs with which Rite Aid has a relationship and the co-promotion and co-branding activities both companies have undertaken. In connection with this relationship, Rite Aid also became one of our largest suppliers and stockholders, and as of March 22, 2002, owned approximately 11.8% of our outstanding common stock. In addition, Rite Aid has the right to nominate one member to our board of directors.

As part of the relationship, both Rite Aid and drugstore.com agreed to certain exclusivity provisions that limit drugstore.com’s ability to promote, or affiliate with, any other physical retail drugstore or to operate as a traditional physical drugstore, and preclude Rite Aid from offering or selling products or services on the Internet other than through our Web site. In addition, the agreement provides that we are obligated to purchase all of our pharmaceutical products from Rite Aid unless we are able to obtain better overall terms from another vendor. The agreement contains additional provisions providing for the licensing by Rite Aid to drugstore.com of information technology systems and the integration of the information technology and pharmacy systems of the two companies. This agreement ends in 2009 but can be terminated for breach by either party prior to such time.

Relationship With GNC

In June 1999, we entered into a relationship with GNC whereby we are the exclusive online provider of GNC-branded products. We have the exclusive right to sell GNC’s wellness products over the Internet, including the PharmAssure brand of pharmacist-recommended vitamins and nutritional supplements, subject to our meeting performance parameters based on traffic to our Web site and sales of GNC products in the third and fifth years of the relationship. As long as we have the exclusive right to distribute GNC’s products over the Internet, we will not promote any other retail health food store or operate a physical retail health food store. If the exclusivity provisions of the agreement terminate, we have the non-exclusive right to sell these products for the remaining term of the agreement. As part of this relationship, we have created the GNC LiveWell Store within the drugstore.com Web site that is dedicated to selling GNC products on a consignment basis. We are entitled to retain a percentage of the gross revenues that we collect from sales of GNC products and recognize only the net amount retained as revenues. In connection with this relationship, GNC acquired 2,947,853 shares of our Series E preferred stock (all of which was converted into common stock, on a one-for-one basis, at the closing of our initial public offering). GNC and drugstore.com also agreed to co-promote each other’s products and services in both their traditional and online marketing efforts, including GNC’s placement of a link to our Web site on their Web site. The agreement extends for ten years but can be terminated for breach prior to such time. GNC is a subsidiary of Royal Numico N.V., a European maker of nutrition products.

Other Relationships

In June 2000, we entered into a five-year agreement with WellPoint, a leading health plan owned pharmacy benefit management company. Pursuant to this agreement, we are designated WellPoint’s preferred Internet pharmacy and drugstore and have access to WellPoint’s members. In exchange, we issued WellPoint 750,000 shares of our common stock with a fair value, at the date of issuance, of approximately $5 million and we will make certain cash payments to WellPoint over the five-year term of the agreement. Under the terms of the original agreement, if the 750,000 shares of stock issued to Wellpoint did not have a fair market value of $10 million at the end of two years, we were required to pay WellPoint, in stock or cash, the difference between $10 million and the fair market value of the stock. During the third quarter of 2001, drugstore.com and WellPoint agreed to amend certain terms of the agreement which reduced the guaranteed fair market value of the 750,000 shares held by WellPoint from $10 million to $2.5 million and reduced the cash payments required to be paid to WellPoint over the 5-year term.

Also in June 2000, we entered into a five-year agreement with CIGNA HealthCare companies (CIGNA), one of the nation’s leading providers of health benefit programs. Pursuant to this agreement, we will provide health and beauty products to CIGNA’s plan participants by providing them with direct access to our Web site from the home page of CIGNA’s Internet site and through CIGNA’s mail order pharmacy. In exchange, we issued CIGNA an immediately exercisable warrant to purchase 500,000 shares of our common stock at $7.76 per share.

Government Regulation

Our business is subject to extensive federal, state and local regulations. In particular, entities engaging in the practice of pharmacy are subject to federal and state regulatory and licensing requirements. For example, pursuant to the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, pharmacists are required to offer counseling, without additional charge, to customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill and other information deemed significant. Entities that distribute “controlled substances” are also subject to the Controlled Substances Act of 1970 and regulations issued by the U.S. Drug Enforcement Administration and state laws and regulations pertaining to controlled substances. Entities engaged in the practice of medicine are also subject to state and local regulatory and licensing requirements.

We also sell dietary supplements, medical devices, cosmetics, conventional foods, drug products (prescription, over-the-counter and homeopathic) and consumer products subject to regulation by the Food and Drug Administration (FDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC) and state regulatory authorities. In addition to regulating the claims made for specific types of products, the FDA and the FTC may also attempt to regulate the format of Web sites that offer products to consumers. As we expand our product and service offerings, more of our products and services will likely be subject to FDA, FTC, CPSC and state regulations.

We have structured our business, and entered into arrangements with our business partners, in order to comply with pharmacy regulatory and licensing requirements, requirements applicable to distributors of controlled substances and requirements associated with the practice of medicine. We have also structured our business in order to comply with FDA, FTC, CPSC and state regulatory requirements applicable to the sale of products to consumers. Regulations in all of the above-mentioned areas often require subjective interpretation, and we cannot be certain that our attempts to comply with the above regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including, but not limited to, suspension or revocation of any applicable licenses or registrations, seizure of our inventory or monetary fines that could adversely affect our operations.

Regulatory requirements to which we are subject may expand over time. Congress and the federal agencies continue to scrutinize the benefits and risks of online pharmacies, focusing especially on those sites that illegally issue prescriptions and illegally sell prescription drugs. To combat the illegal issuance of prescriptions and the illegal sale of prescription drugs over the Internet, certain members of Congress have proposed additional regulation of Internet pharmacies, primarily regarding disclosure of certain identifying information on Web sites, as well as additional enforcement mechanisms and funding for such efforts. We believe we are in compliance with existing federal and state requirements for pharmacy licensing and registration and with laws relating to dispensing of prescription drugs, security, record keeping and reporting of pharmacy sales.

The NABP has developed the VIPPS program, which is a model for voluntary regulation for online pharmacies that provides certification of compliance with all state laws and regulations and other criteria established to ensure good pharmacy practice. We have received VIPPS program certification.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) mandates the development of standards and requirements to control the flow of health information throughout the health care system and to protect the privacy of personal health records. The HIPAA regulations have been finalized for Standardization of Transactions and Code Sets and for Privacy of Individually Identifiable Health Information (also known as the privacy standards rule). Covered organizations and practitioners have until October 16, 2003, to comply with the Standardization of Transactions and Code Sets rules and until April 14, 2003, to comply with the privacy standards rule. The Bush Administration may revise the requirements for the privacy standards rule. Several of the requirements in these regulations could create financial and administrative burdens for pharmacies, including online pharmacies and may restrict the manner in which we transmit and use information. Other legislation and regulations currently being considered at the federal and state level, including legislation or regulations relating to confidentiality of patient records, electronic access and storage, could affect our business. In addition, state legislatures may add or amend legislation related to the regulation of nonresident pharmacies.

The inclusion of outpatient prescription drugs as a Medicare benefit has been the subject of numerous bills in the U.S. Congress. Should legislation on prescription drug coverage for Medicare recipients be enacted into law, we would be subject to compliance with any corresponding rules and regulations. The Bush Administration has proposed Medicare-endorsed prescription discount cards. In addition, certain state governments have proposed prescription discount card programs to control the rise in drug costs. If these proposed discounts were to come primarily from retail pharmacy concessions on drug prices and dispensing fees, we could be adversely affected.

Legislation allowing for importation of prescription drugs by individuals for personal use was introduced into the U.S. Senate. If enacted, this legislation could adversely affect our business since consumers may use foreign-based online prescription drug Web sites instead of U.S.-based online pharmacies.

Intellectual Property

We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and we rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We enter into confidentiality and invention assignment agreements with all of our employees and contractors and nondisclosure agreements with our vendors, fulfillment partners and strategic partners to limit access to and disclosure of our proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. For example, as noted above, we have licensed our technology to Amazon.com, and we have also granted nonexclusive rights to our trademarks in connection with advertising and affiliate relationships. While we attempt to ensure that such licensees maintain the quality of the drugstore.com brand, we cannot ensure that such licensees will not take actions that might hurt the value of our proprietary rights or reputation. We also rely on technologies that we license from third parties, such as Oracle and Microsoft, which are the suppliers of key database technology, the operating system and specific hardware components for our service. As part of our relationship with Rite Aid, we have also licensed information technology systems from Rite Aid. We cannot be certain that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business.

We have filed applications for the registration of some of our trademarks, including drugstore.com and service marks in the United States and in some other countries. We have not secured registration of any of our marks to date. DRUGSTORE.COM, the drugstore.com logo, THE BOUTIQUE™, THE SIMPLE WAY TO LOOK AND FEEL YOUR BEST, WHAT EVERY BODY NEEDS, WHERE EVERY BODY SHOPS™, WHAT YOUR BODY NEEDS™, HEALTH . BEAUTY . WELLNESS™, WELLNESS CONNECTIONS™, LET THE DRUGSTORE COME TO YOU™, QUICK LISTS™, TEST DRIVE™, ONE VERY HEALTHY ATTITUDE™, EPUNCHCARD™, BEAUTY.COM and EMEDALERT are our trademarks. We may be unable to secure registrations for such. All other trademarks and source marks referred to herein are the property of their respective owners. It is also possible that our competitors or others will use marks similar to ours, which could impede our ability to build brand identity and lead to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term drugstore.com. Any claims or customer confusion related to our trademarks, or our failure to obtain trademark registrations, would negatively affect our business. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. Our efforts to protect our intellectual property rights may not prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could substantially harm our business.

Employees

As of December 30, 2001, we had 379 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of March 22, 2002:

Name	Age	Position
Kal Raman	33	President, Chief Executive Officer and Director
Robert A. Barton	35	Vice President of Finance and Chief Financial Officer
Mary Allison	42	Vice President, Merchandising
Christopher G. Hauser	51	Vice President, Operations
Mike Jaglois	52	Vice President, Marketing
Alesia L. Pinney	38	Vice President, General Counsel and Secretary

Kal Raman (formerly known as Kalyanaraman Srinivasan) has served as a director and as President and Chief Executive Officer of drugstore.com since April 2001. Mr. Raman served as Senior Vice President and Chief Operating Officer of drugstore.com from November 1999 to April 2001, as Senior Vice President, Operations and Technology and Chief Operating Officer from May 1999 to November 1999, as Vice President, Technology and Operations and Chief Information Officer from March 1999 to May 1999 and as Vice President, Technology and Chief Information Officer from August 1998 to March 1999. Prior to joining drugstore.com,

Mr. Raman served as Chief Information Officer and Vice President of Nations Rent from March 1998 to August 1998. From February 1997 to March 1998, Mr. Raman served as Senior Director, Information Systems of Blockbuster Inc. From May 1992 to February 1997, Mr. Raman served as Director of the International Division of Wal-Mart Stores Inc. Mr. Raman received a Bachelor Degree of Engineering from the College of Engineering of Anna University in Guidy, India.

Robert A. Barton has served as Vice President of Finance and Chief Financial Officer of drugstore.com since January 2001. He has been with drugstore.com since September of 1998, serving in various senior financial management and operational roles, including Vice President and General Manager of Pharmacy from June 2000 to January 2001. Prior to joining drugstore.com, Mr. Barton was the Director of Business Planning and also managed various accounting and analysis groups for AT&T Wireless Services from August 1995 to August 1998. From February 1989 to August 1995, Mr. Barton was an auditor and accounting advisor with Deloitte & Touche LLP. Mr. Barton holds a valid CPA certificate in the state of Washington. Mr. Barton holds a B.A. from Washington State University.

Mary Allison has served as Vice President, Merchandising of drugstore.com since November 2001. Prior to joining drugstore.com, Ms. Allison was a General Manager of Garden Botanika from September 2000 to November 2001. From September 1998 to July 2000, Ms. Allison was Vice President of Sales for TURN OFF the TV. From April 1998 to September 1998, Ms. Allison was Director of Sales—U.S. Division for CMI Worldwide. From February 1994 to April 1998, Ms. Allison was Director of Catalog and New Business Development at Garden Botanika. Ms. Allison holds a B.A. from Washington State University.

Christopher G. Hauser has served as Vice President, Operations of drugstore.com since July 1999. Prior to joining drugstore.com, Mr. Hauser served as Senior Vice President, Information Technologies and Operations for Multiple Zones International. From March 1994 to June 1996, Mr. Hauser was Director of Distribution for Fingerhut Companies, Inc. From January 1991 to March 1994, Mr. Hauser was Commander at the Susquehanna Defense Distribution Depot, the largest distribution center in the U.S. Department of Defense. Mr. Hauser holds an M.S. in Logistics Operations from the United States Naval Academy Post-Graduate School, an M.B.A. from National University and a B.S. from the United States Naval Academy.

Mike Jaglois has served as Vice President, Marketing of drugstore.com since October 2001. Prior to joining drugstore.com, Mr. Jaglois was a brand and business development consultant at StrategixID from June 2001 to October 2001. From March 2001 to June 2001, he was a brand and business development consultant at Edelman Worldwide. From January 1999 to March 2001, Mr. Jaglois served as Senior Vice President and Brand Director at the McCann-Erickson advertising agency. From April 1997 to January of 1999, Mr. Jaglois served as the Senior Vice President of Marketing at Cucina! Cucina!, Inc. Mr. Jaglois holds a B.A. from Michigan State University.

Alesia L. Pinney has served as Vice President, General Counsel and Secretary of drugstore.com since October 2000. From January 1999 to October 2000, she served as Assistant Secretary and Associate General Counsel of drugstore.com. Prior to joining drugstore.com, Ms. Pinney was a lawyer with Perkins Coie LLP, a limited liability partnership, from May 1994 to July 1997 and from January 1998 to January 1999. From July 1997 to December 1997, Ms. Pinney was Corporate Counsel to RealNetworks, Inc. Ms. Pinney holds a J.D. from the Seattle University School of Law (formerly, the University of Puget Sound School of Law), an M.T. from the University of Denver and a B.A. from Seattle University.

ITEM 2.    PROPERTIES

Our principal executive offices are located in Bellevue, Washington, where we lease approximately 55,000 square feet under a lease that expires in July 2005. In addition, we lease additional executive office space of approximately 34,000 square feet in Bellevue, Washington under a lease that expires in February 2003. Our distribution facility is located in Bridgeport, New Jersey, where we lease approximately 290,000 square feet under a lease that expires in April 2005, with options to renew for two additional five-year periods.

ITEM 3.    LEGAL PROCEEDINGS

Shareholder class action lawsuits have been filed in the United States District Court for the Southern District of New York naming us as a defendant, along with the underwriters and certain of our present and former officers and directors, in connection with our July 27, 1999, initial public offering. Plaintiffs to one of the actions filed an amended complaint that makes similar claims and factual allegations in connection with our March 15, 2000, secondary offering. The allegations in the complaints vary, but in general they allege that the prospectuses through which we conducted our initial public offering and secondary offering (together, the Offerings) were materially false and misleading for failing to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby they agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the aftermarket at predetermined prices. The complaints assert violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and seek unspecified damages and other relief. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters. We maintain insurance policies that we believe will provide coverage for these claims and therefore believe that these claims will not have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition or operating results. However, an unfavorable resolution in these matters could materially affect the Company’s business and future results of operations, financial position or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended December 30, 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the NASDAQ National Market under the symbol “DSCM” since our initial public offering on July 27, 1999. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low reported intraday sales prices per share of our common stock.

	Common Stock Price
	High	Low
Fiscal Year Ended December 31, 2000:
First Quarter	$39.38	$12.38
Second Quarter	$13.38	$5.88
Third Quarter	$8.13	$3.06
Fourth Quarter	$4.56	$0.72

Fiscal Year Ended December 30, 2001:
First Quarter	$3.75	$0.81
Second Quarter	$1.67	$0.72
Third Quarter	$1.58	$0.46
Fourth Quarter	$1.99	$0.51

Holders

On March 22, 2002, the reported last sale price of our common stock on the Nasdaq National Market was $2.55 per share, and there were approximately 748 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended			Period from April 2, 1998 (Inception) to December 31, 1998
	2001	2000	1999
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$145,258	$109,979	$34,848	$—
Loss before extraordinary gain and cumulative effect of change in accounting principle(1)	$(286,204)	$(193,015)	$(115,831)	$(8,027)
Extraordinary gain on renegotiation of equity guarantee	7,500	—	—	—
Cumulative effect of change in accounting principle(1)	(4,121)	—	—	—

Net loss	$(282,825)	$(193,015)	$(115,831)	$(8,027)

Basic and diluted loss per share:
Prior to extraordinary gain and cumulative effect of change in accounting principle(1)	$(4.33)	$(3.56)	$(6.13)	$(14.70)
Extraordinary gain	0.11	—	—	—
Cumulative effect of change in accounting principle(1)	(0.06)	—	—	—

	$(4.28)	$(3.56)	$(6.13)	$(14.70)

Weighted average shares outstanding used to compute basic and diluted loss per share	66,024,855	54,212,080	18,880,969	546,149

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$78,756	$129,888	$132,754	$14,408
Working capital	80,816	134,088	106,960	17,050
Total assets	171,298	458,523	395,708	22,517
Capital lease obligations, less current portion	638	2,399	2,687	975
Total stockholders’ equity	141,851	411,989	350,749	19,347

(1)	See note 2 in notes to consolidated financial statements for detail of cumulative effect of change in accounting principle.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance and include, but are not limited to, statements concerning:

•	The anticipated benefits and risks of our key strategic partnerships, business relationships and acquisitions;

•	Our ability to attract and retain customers;

•
The anticipated benefits and risks associated with our business strategy, including those relating to our distribution and fulfillment strategy and our current and future product and service offerings;

•	Our future operating results;

•	The future value of our common stock;

•	The anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

•	Potential government regulation; and

•	Our future capital requirements and our ability to satisfy our capital needs.

Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that could cause such differences include, but are not limited to, those identified herein under “Factors That May Affect Our Business” and other risks included from time to time in the company’s other Securities and Exchange Commission (SEC) reports and press releases, copies of which are available from the company upon request.

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

Overview

drugstore.com is a leading online drugstore and information site offering The Simple Way to Look and Feel Your Best for health, beauty, wellness, personal care and pharmacy products. We also sell prestige beauty products through the Beauty.com Web site, which we purchased in February 2000. The drugstore.com and Beauty.com Web sites provide a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. The drugstore.com Web store offers thousands of brand-name personal health care products at competitive prices; a full-service, licensed retail pharmacy; and a wealth of health-related information, buying guides and other tools designed to help consumers make informed purchasing decisions.

drugstore.com has been awarded VIPPS certification by the NABP as a fully licensed facility exercising the best safe pharmacy practices in compliance with federal and state laws and regulations. In the year 2001,

drugstore.com received a number of awards including the Platinum e-Healthcare Leadership Award for Best Online Pharmacy by Forrester PowerRankings, which provides objective rankings of the leading e-commerce sites.

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

Strategic Agreements

Rite Aid

Rite Aid and drugstore.com continue to jointly promote Rite Aid.com, powered by drugstore.com. In-store signage and banners have been installed and displayed in approximately 3,500 Rite Aid stores nationwide, touting the benefits of ordering prescription refills online through a Rite Aid branded version of the drugstore.com Web store.

All customer orders are processed through our Web store and can be either shipped to the customer or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, picked up by the customer at any Rite Aid store in the United States. If ordered on our Web site, orders are either billed to the customer’s credit card or, in the case of prescriptions covered by insurance, billed to third parties. Sales of pharmaceutical products covered by third parties are recorded at the net amount to be received. Generally, we collect cash from credit card sales in two to five days from the date the order is shipped. Amounts billed to third parties are, on average, collected in approximately 30 days after the date on which the order is shipped; however, such timing can vary depending on the payor. Sales billed to third party insurance companies and PBMs through our relationship with Rite Aid currently represent a significant percentage of our pharmacy sales. We expect that sales billed to these third parties will continue to represent a significant percentage of our pharmacy sales for the foreseeable future. In 2001, 26% of our net sales to customers was generated through our agreement with Rite Aid. If, for any reason, Rite Aid were unable to perform at its current levels, our future operating results could be materially impacted.

In accordance with our agreement with Rite Aid, we are obligated to purchase all of our pharmaceutical inventory from Rite Aid unless we are able to obtain better overall terms from another vendor. Currently, we purchase nearly all of our pharmaceutical inventory from Rite Aid, leveraging their volume requirements to obtain favorable pricing and credit terms. Thus far, we have not been able to obtain pricing on overall terms that are more favorable than those we are able to obtain through our Rite Aid relationship. If Rite Aid were unable to supply our inventory, there are other suppliers in the marketplace that could provide us with the inventory we need. If we were unable to obtain terms equivalent to the terms we are receiving through Rite Aid or if we were not able to make the transition to a new supplier in a timely manner, our operations could be adversely impacted either because we would not be able to process orders for pharmaceutical products, which would have a negative impact on the customer experience, or because our margins on pharmaceutical sales may decrease.

In addition, the agreement with Rite Aid also contains provisions providing for the licensing by Rite Aid to drugstore.com of information technology systems and the integration of the information technology and pharmacy systems of the two companies. We currently use these systems to process pharmaceutical orders through our distribution center. If we were no longer able to use them, it could take us a significant amount of time and effort to replace these systems and would have a material adverse impact on our business.

Our agreement with Rite Aid terminates in 2009.

Amazon.com

We have continued to implement our product search integration with Amazon.com. Amazon.com customers can view drugstore.com product images and descriptions on Amazon.com’s Web site along with a personalized presentation of additional products and suggested items that may be of interest at drugstore.com’s Web site. In 2001, net sales through our agreement with Amazon represent 5% of our net sales to all customers. In addition, 13% of our new customers acquired during 2001 were through our agreement with Amazon. This agreement terminates in June 2002, and if we are unable to negotiate a similar agreement, our operating results could be materially impacted.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories and long-lived assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenues from sales of product shipped to customers, and related shipping fees, are recognized upon shipment. Revenues from sales of certain pharmaceutical products ordered through our Web store for delivery at a Rite Aid store are recognized when the product is delivered to the customer. We utilize Rite Aid as a fulfillment partner for the pharmaceutical products that are picked up in a Rite Aid store. We record these revenues on a gross basis, since we believe we act as a principal because we bear credit and inventory risk.

Inventories

We value our inventory at the lower of cost (using the weighted average cost method) or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record an excess and obsolescence reserve for the difference between the cost of the inventory and the estimated market value based upon management’s assumptions about future demand for the products we offer and market conditions. We are using a variety of methods to reduce the quantity of the slow moving inventory including reducing sales prices on our Web site, negotiating returns to vendors and liquidating inventory through third parties. If our estimates of future product demand and our assumptions about market conditions prove to be inaccurate, we may have understated or overstated the provision required for excess and obsolete inventory. If our inventory is determined to be overvalued we would be required to recognize such costs in our cost of sales at the time of such determination. Likewise if our inventory is determined to be undervalued, we may have over-reported our cost of sales and would be required to recognize additional operating income at the time of such determination. Although we make every effort to ensure the accuracy of our assumptions about future demand and market conditions, any significant unanticipated changes in either of these things could have a significant impact of the value of our inventory.

Long-lived Assets

In 2001, we recorded a $169.9 million impairment charge for certain long-lived asset, including assets associated with Access to Insurance coverage, vendor agreements, CIGNA and WellPoint. The impairment charge was calculated using our best estimate of future forecasted cash flows from the respective assets and a discount rate inherent with our cost of capital. The nature of this analysis requires significant management judgment about our future operating results, including revenues, margins, operating expenses and applicable discount rate. If we had used different assumptions and estimates regarding our future operating results or discount rate, the impairment charge might have been materially different. However, we believe that our assumptions and estimates are reasonable and represent our most likely future operating results based upon the current information available.

We will continue to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In circumstances where impairment is determined to exist, we will write down the asset to its fair market value.

Results of Operations

We have incurred net losses of $599.7 million from inception to December 30, 2001. We believe that we will continue to incur net losses for at least the next two years (and possibly longer). We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce.

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

Net Sales

	Fiscal Year 2001	% Change	Fiscal Year 2000	% Change	Fiscal Year 1999
	($ in thousands)
Net sales	$145,258	32%	$109,979	216%	$34,848
New customers	718,000	(26%)	974,000	40%	695,000
Orders from repeat customers as a percentage of total orders	68%		59%		36%
% of net sales from pharmaceutical products	54%		51%		54%

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Discounts and coupons are routinely offered to customers as incentives to attract and retain customers. To date, promotional discounts and coupons have only been used by customers to offset the price of non-pharmaceutical products. In addition, if a customer is not satisfied with a particular product or the level of customer service we provide, we generally refund all or a portion of the sale. Allowances for refunds and sales price incentives, including discounts and coupons, are netted against the related sales price in net sales. Sales returns and allowances have not been significant to date. In the future, we may expand or increase the coupons and discounts we offer to our customers.

Net sales also include consignment service fees earned under arrangements in which we do not take title to the inventory and cannot establish pricing. Consignment service fees earned have not been significant to date.

Our net sales in both the pharmaceutical and non-pharmaceutical categories increased during 2001 compared to 2000 due to higher average net sales per order, which increased from $46 in 2000 to $64 in 2001. This increase is attributable to higher average sales price per item, an increase in the number of items per order and changes in the mix of products merchandised in our Web store, including specialty and seasonal products as well as prestige beauty products. The increase in basket size was offset by a decrease in the number of orders compared to 2000. The decrease in orders and new customers in 2001 compared to 2000 was primarily due to our efforts being refocused on acquiring high value customers that are more interested in quality and convenience than discount pricing. Our customer base has grown to approximately 2.4 million customers in 2001, up from 1.7 million customers in 2000, and orders from repeat customers continue to increase as we add high value customers who continue to shop at our Web store. Net sales also increased during 2000 compared to 1999 due to increases in new customers, repeat orders and higher net sales per order and because 2000 was the first full year of operations of our Web site.

We currently expect that net sales for fiscal year 2002 will be approximately $200 million, of which we anticipate 55% to come from pharmaceutical sales. We expect to acquire between 800,000 and 900,000 new customers, and we expect that the percentage of orders from repeat customers will be approximately 70% of our total orders. The level of our net sales that we actually achieve will depend on a number of factors including, but not limited to, the following:

•	The number of customers we are able to acquire and retain;

•	The frequency of our customers’ purchases;

•	The quantity and mix of products our customers purchase;

•	The quantity of the types of products we are able to offer for sale;

•	The price we charge for our products;

•	The amount we charge for shipping;

•	The extent of sales price incentives, including coupons and discounts that we offer;

•	The extent of reimbursement available from third-party payors;

•	The level of customer returns we experience; and

•	The seasonality that we may experience in our business.

Cost of Sales

	Fiscal Year 2001	% Change	Fiscal Year 2000	% Change	Fiscal Year 1999
	($ in thousands)
Cost of sales	$120,699	20%	$100,711	132%	$43,332
Percentage of net sales	83%		92%		124%

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

Cost of sales as a percent of net sales decreased during 2001 and 2000 as a result of fewer sales incentives offered to customers, including promotional inventory, coupons and discounts and improved shipping margins. In addition, we continue to experience a more favorable mix of product sales that includes specialty and seasonal merchandise as well as our prestige beauty line sold through Beauty.com, which we acquired in 2000. Although we continue to offer promotional merchandise as a strategy to attract new customers, such amounts have decreased over time as a percentage of net sales. Our shipping costs continue to exceed the amount we charge customers; however, the amount we subsidize decreased significantly in both 2001 and 2000. We expect to continue to subsidize a portion of our shipping costs for the foreseeable future as a strategy to attract and retain customers, although we expect this subsidy to continue to decrease.

We expect cost of sales to increase in absolute dollars to the extent that our sales volume increases. Cost of sales as a percentage of net sales is expected to be approximately 81% in fiscal year 2002; however, the actual cost of sales we achieve will depend on a number of factors, including, but not limited to, the following:

•	The cost of our products, including the promotional allowances, payments for joint merchandising activities and purchase volume discounts that we are able to obtain from suppliers;

•	Our pricing strategy relative to the cost of our products, including the extent to which we offer promotional merchandise, coupons or discounts;

•	The mix of products our customers purchase;

•	The mix of consignment service fees versus product sales;

•	The mix of cash payments versus insurance reimbursement for our pharmaceutical products;

•	Our shipping pricing strategy relative to the cost of shipping; and

•	The extent to which we are able to control product damage, shrinkage and expiration through inventory management practices.

Fulfillment and Order Processing

	Fiscal Year 2001	% Change	Fiscal Year 2000	% Change	Fiscal Year 1999
	($ in thousands)
Fulfillment and order processing	$28,184	(25%)	$37,464	134%	$15,985
Percentage of net sales	19%		34%		46%

Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per-unit fulfillment fees charged by third parties, bad debt expense, credit card processing fees, and payroll and related expenses for personnel engaged in customer service, purchasing, and distribution and fulfillment activities, including pharmacists engaged in prescription verification activities and warehouse personnel. These expenses also include rent expense and depreciation related to the company’s distribution center.

Fulfillment and order processing expenses decreased in absolute dollars and as a percentage of net sales during 2001 primarily as a result of a decrease in variable labor costs due to the efficiencies gained in the operations of the distribution center. The decrease in 2000 as a percentage of net sales was the result of efficiencies gained through higher volumes of sales and in operating our own distribution center. We expect that fulfillment and order processing expenses in 2002 will decrease as a percentage of net sales by approximately three to four percentage points compared to 2001 as we continue to improve our operational efficiency.

Marketing and Sales

	Fiscal Year 2001	% Change	Fiscal Year 2000	% Change	Fiscal Year 1999
	($ in thousands)
Marketing and sales	$36,175	(53%)	$76,183	88%	$40,615
Percentage of net sales	25%		69%		117%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts, including the amortization of our marketing agreement with Amazon.com totaling $19 million in 2001 and $15.2 million in 2000. During fiscal year 2000, marketing expenses also included media, agency and production costs associated with our branding campaign.

Marketing and sales expenses decreased during 2001 primarily due to the decrease in television and radio advertising, promotional activities and agency and production costs. Marketing and sales expense per new customers has also decreased significantly to $50 in 2001 from $78 in 2000. Marketing and sales increased during 2000 due to increases in headcount and related expenses as well as increased media, agency and production costs associated with our branding campaign during the first half of fiscal year 2000. Additionally in fiscal year 2000, we acquired and began promoting Beauty.com, and we incurred additional expenses associated with our portal advertising agreement with Amazon.com.

We expect that marketing and sales expenses will decrease both in absolute dollars and as a percentage of net sales in fiscal year 2002 as we continue to refine our marketing approach by targeting specific lifestyles and matching demographics and psychographics to our best customer profiles. We expect that marketing and sales expense per new customer to be between $35 and $40 for fiscal year 2002.

Technology and Content

	Fiscal Year 2001	% Change	Fiscal Year 2000	% Change	Fiscal Year 1999
	($ in thousands)
Technology and content	$18,979	(31%)	$27,377	84%	$14,918
Percentage of net sales	13%		25%		43%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web site and its content. These expenses also include payroll and related expenses for information technology personnel, Internet access and hosting charges and Web site content and design expenses.

Technology and content expenses decreased in 2001 primarily due to the reduction in headcount and related expenses. Technology and content expenses increased in 2000, primarily due to increased expenses associated with the depreciation of Web servers and other equipment, the addition of information technology personnel and the additional use of consultants and contract labor. Such personnel assisted in maintaining and making minor upgrades and enhancements to our Web store as well as maintaining the systems supporting the Web site.

We expect that technology and content expenses will remain relatively flat in absolute dollars during fiscal year 2002.

General and Administrative

	Fiscal Year 2001	% Change	Fiscal Year 2000	% Change	Fiscal Year 1999
	($ in thousands)
General and administrative	$14,128	(29%)	$20,002	80%	$11,126
Percentage of net sales	10%		18%		32%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

General and administrative expenses decreased in 2001 primarily due to a reduction in personnel costs, reduced rent expense and lower depreciation expense. The increase in 2000 was the result of increased expenses associated with the addition of general and administrative personnel, additional professional fees and the cost of corporate facilities, including those associated with Beauty.com, which we acquired in February 2000.

We expect general and administrative expenses to remain relatively flat in absolute dollars during fiscal year 2002.

Impairment and Restructuring Charges

	Fiscal Year 2001	Fiscal Year 2000	Fiscal Year 1999
	($ in thousands)
Impairment and restructuring charges	$178,403	$—	$—
Percentage of net sales	123%	—	—

In January 2001, the board of directors approved a restructuring plan whereby we terminated approximately 100 employees. As a result of the terminations, we decided to consolidate certain of our corporate facilities and have attempted to sublease or exit the leases associated with the excess facilities. Accordingly, we recorded a restructuring charge of approximately $8.5 million which includes the forfeiture of a portion of our lease deposit associated with the cancellation of our lease for new office space, exiting leases associated with vacated facilities and the writeoff of related leasehold improvements and equipment. As of December 30, 2001, our current liabilities include $1.2 million associated with exiting leases associated with vacated facilities.

In 2001, we identified impairment indicators of our long-lived assets, consisting primarily of our intangible assets and long-term marketing contracts. These indicators included, but were not limited to, revisions in our long-term financial plan, our book value compared to our market capitalization, a deterioration of economic and market conditions and substantially lower expectations of projected future operating results related to certain significant intangible assets resulting from agreements with Rite Aid and GNC. Consequently, we performed an analysis of our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). This analysis determined that an impairment may exist in certain of these assets. The fair market value of the impaired assets was determined based on the present value of estimated expected future cash flows. Accordingly, we recorded a non-cash impairment charge of approximately $169.9 million. The primary component of the impairment charge was a write-down of the intangible assets recorded in connection with the Rite Aid and GNC strategic agreements that were executed in 1999.

Amortization of Intangible Assets

	Fiscal Year 2001	% Change	Fiscal Year 2000	% Change	Fiscal Year 1999
	($ in thousands)
Amortization of intangible assets	$32,689	(6%)	$34,774	227%	$10,640

Amortization of intangible assets includes the amortization expense associated with the assets received in connection with agreements with Rite Aid and with GNC, including access to insurance coverage and a vendor agreement; assets acquired in connection with the purchase of Beauty.com, including goodwill and domain names; and other intangible assets, including a technology license agreement, domain names and trademarks.

Amortization of intangible assets decreased in 2001 as the result of the impairment charge for the intangible assets recorded in connection with the Rite Aid, GNC and WellPoint strategic agreements. Amortization of intangible assets increased in 2000 due to the acquisition of these same intangible assets acquired in connection with the Rite Aid and GNC agreements as well as the amortization of the goodwill, domain names and other intangible assets acquired in the Beauty.com acquisition in February 2000.

We expect that amortization of intangible assets will decrease significantly in 2002 due to the write-down of our intangible assets in 2001 and the adoption of Statement of Financial Accounting Standards No. 142

Goodwill and Other Intangible Assets, (SFAS 142), on January 1, 2002 that, going forward, prevents goodwill from being amortized.

Amortization of Stock-based Compensation

	Fiscal Year 2001	% Change	Fiscal Year 2000	% Change	Fiscal Year 1999
	($ in thousands)
Amortization of stock-based compensation	$6,493	(57%)	$15,115	(2%)	$15,375
Percentage of net sales	4%		14%		44%

We record deferred stock-based compensation in connection with stock options granted and restricted stock issued to our employees. The deferred stock-based compensation amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. In the case of restricted stock, the deferred stock-based compensation represents the difference between the purchase price of the restricted stock and the deemed fair value of our common stock on the date of purchase. Such amounts are amortized to expense over the vesting periods of the applicable agreements using the multiple option approach. The amortization expense relates to options awarded to employees in all operating expense categories.

In January 2002, the Compensation Committee of our board of directors approved a grant of stock options to purchase an aggregate of approximately 2.4 million shares of our common stock to certain of our existing employees at an exercise price of $1.93 per share, which was below the fair market value on the date of the grants. The options were granted under our 1998 Stock Plan and will vest over a four year period, with 20% of the total number of shares subject to the options vesting on June 30, 2002 and the remaining shares vesting in equal installments at the end of each quarter thereafter. Accordingly, we expect to record deferred stock-based compensation of approximately $1.1 million, which will be amortized over the vesting period of the options using the multiple-option approach.

Deferred stock-based compensation for stock options and restricted stock issued to our employees will be subsequently recognized as expense, subject to continuing employment, for each of the next four fiscal years as follows:

Fiscal Year	Amount
(in thousands)
2002	$1,729
2003	577
2004	194
2005	47

Interest Income and Expense

	Fiscal Year 2001	% Change	Fiscal Year 2000	% Change	Fiscal Year 1999
	($ in thousands)
Interest income, net	$4,288	(50%)	$8,632	76%	$4,912

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists of interest associated with capital lease obligations. Net interest income decreased during 2001 as a result of our decreasing cash, cash equivalents and marketable securities balances as well as decreases in interest rates during the year. The increase in net interest income during 2000 was the result of a higher average outstanding cash, cash equivalents and marketable securities balances associated with our equity financings. We expect net interest income to decrease in fiscal year 2002 as our average outstanding balance of cash, cash equivalents and marketable securities is reduced over time.

Extraordinary Gain on Renegotiation of Equity Guarantee

Under the terms of the agreement we entered into with WellPoint in June 2000, we issued to WellPoint 750,000 shares of our common stock with a fair value of approximately $5 million. If the 750,000 shares of common stock issued to WellPoint did not have a fair market value of $10 million at the end of two years, we were required to pay WellPoint, in common stock or cash, the difference between $10 million and the fair market value of the common stock. In the third quarter of 2001, we amended our agreement with WellPoint to reduce the guaranteed value of our stock issued to WellPoint from $10 million to $2.5 million. Accordingly, we recorded an extraordinary gain of $7.5 million on the reduction of this long-term obligation.

Cumulative Effect Adjustment for a Change in Accounting Principle

During the second quarter of 2001, we implemented the Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19). Under the terms of the agreement we entered into with WellPoint in June 2000, we issued to Wellpoint 750,000 shares of our common stock with a fair value of approximately $5.0 million. If the 750,000 shares of common stock issued to Wellpoint did not have a fair market value of $10 million at the end of two years, we were required to pay WellPoint, in common stock or cash, the difference between $10 million and the then fair market value of the common stock. Based on the terms of that agreement, EITF 00-19 requires that the transaction be recorded at fair value each quarter. Accordingly, at the end of the second quarter of fiscal year 2001, which is the effective date of EITF 00-19, we recorded a cumulative effect adjustment of a change in accounting principle of $4.1 million which represents the difference between the fair value of the guarantee as of July 1, 2001, and the fair value of the guarantee on the original date of the agreement. During the third quarter of 2001, we amended the agreement with WellPoint which changed the terms of settlement, as a result of which we are no longer required to record changes in the fair value of the guarantee each quarter.

Income Taxes

There has been no provision or benefit for income taxes for any period since inception due to our on-going operating losses.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and SFAS 142, each effective for fiscal years beginning after December 15, 2001. Under SFAS 141, pooling of interest is no longer an acceptable method of accounting for business combinations. SFAS 141 also develops further criteria for recognizing intangible assets separate from goodwill in a purchase transaction. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

Under SFAS 142, goodwill will no longer be amortized over its expected useful life, but will instead be assessed for impairment on an annual basis. Separately identifiable intangible assets that do not have an indefinite useful life will continue to be amortized. We recorded goodwill in conjunction with our acquisition of Beauty.com that was amortized through December 2001, at which time, amortization ceased. We expect a reduction of $13.5 million and $1.1 million in amortization expense during fiscal years 2002 and 2003, respectively, due to the implementation of SFAS 142. As required by SFAS 142, we will perform an impairment analysis on our Beauty.com goodwill during the first six months of fiscal year 2002. We have not yet determined the impact, if any, the implementation of SFAS 142 will have on our operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), effective for fiscal years beginning after December 15, 2001. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used and those assets expected to disposed of by sale. SFAS 144 also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

We have incurred net losses of $599.7 million from inception to December 30, 2001. We believe that we will continue to incur net losses for the foreseeable future. From our inception through December 30, 2001, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $377.8 million.

Net cash used in operating activities was $47.4 million, $142.3 million and $56.8 million for the years ended 2001, 2000 and 1999, respectively. Net cash used in operating activities for each of these periods primarily reflects our net losses offset by changes in working capital.

Net cash used in investing activities during 2001 was $18.4 million and primarily reflects net purchases of marketable securities. Net cash provided by investing activities during 2000 was $61 million and was related to the sales of marketable securities outstanding as of December 31, 2000, net of capital expenditures attributable to establishing our own distribution center. Net cash used in investing activities during 1999 was $120 million and was primarily related to the investment of the proceeds from our initial public offering in marketable securities with an original maturity greater than 90 days. Additionally, net cash used in investing activities for all periods presented includes leasehold improvements and purchases of equipment and systems, computer equipment and furniture and fixtures.

Net cash used in financing activities during 2001 was $2.8 million, consisting primarily of principal payments on capital lease obligations. Net cash provided by financing activities during 2000 and 1999 was $162.8 million and $188.9 million, respectively. During 2000, net cash provided by financing activities consisted primarily of cash proceeds from our secondary public offering consummated in March 2000, which yielded net cash proceeds of $101.6 million, and our private placement of common and preferred stock in August 2000, which yielded net cash proceeds of $62.3 million. Net cash provided by financing activities during 1999 consisted primarily of $104.6 million in net proceeds from the issuance of common stock in our initial public offering and the concurrent private placement, and $84.6 million in net proceeds from the issuance of convertible preferred stock.

Our principal source of liquidity is our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $39.5 million and $108 million, and our marketable securities balance was $39.2 million and $21.9 million at December 30, 2001 and December 31, 2000, respectively. Combined cash, cash equivalents, and marketable securities were $78.8 million and $129.9 million at December 30, 2001 and December 31, 2000, respectively.

As of December 30, 2001, our principal commitments consisted of obligations outstanding under capital and operating leases and strategic agreements with Amazon.com and WellPoint and are detailed as follows (in thousands):

	2002	2003	2004	2005	Total
Capital leases	1,715	473	131	71	2,390
Operating leases	3,367	2,834	2,706	1,187	10,094
Marketing agreements	2,605	750	750	375	4,480

	7,687	4,057	3,587	1,633	16,964

On June 23, 2002, we may also be required to pay WellPoint the difference between the $2.5 million guarantee and the fair market value of 750,000 shares our common stock, in cash or common stock, at our option if the fair market value does not exceed the $2.5 million guarantee.

We expect to use approximately $25 million to $30 million of cash during fiscal year 2002; however, cash use may vary materially if we do not achieve our operating goals. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations until we begin generating operating cash flow. Although we currently expect to begin generating operating cash flow in 2003, there can be no assurances as to such timing or that we will ever generate operating cash flow. We currently do not have any additional borrowing facilities and may need to raise additional funds if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

Factors That May Affect Our Business

An investment in our securities involves certain risks. In evaluating us and our business, investors should give careful consideration to the factors listed below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also may impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline.

We Are an Early-Stage Company in a New and Rapidly Evolving Market, Which Makes It Difficult for Investors to Determine Whether We Will Accomplish Our Objectives

Because drugstore.com was founded in April 1998 and we only began selling products in February 1999, we have a limited operating history on which investors can base an evaluation of our business strategy. We have limited insight into trends that may emerge and affect our business. An investor in our common stock must consider the risks and difficulties frequently encountered by early-stage companies as well as the risks we face due to our participation in a new and rapidly evolving market. These challenges include our:

•	Need to increase our brand awareness;

•	Need to attract and retain customers at a reasonable cost;

•	Need to achieve a critical mass of customers;

•	Need to improve our gross margin and fulfillment cost;

•	Dependence on Web site and transaction processing performance and reliability;

•	Need to compete effectively;

•	Need to establish ourselves as an important participant in the evolving market for healthcare products and services on the Internet; and

•	Need to establish and develop relationships in the healthcare industry, particularly in the areas of reimbursement and managed care.

Consumers of Health, Beauty, Wellness, Personal Care and Pharmacy Products May Not Accept Our Solution, Which Would Harm Our Revenues and Prevent Us From Becoming Profitable

If we do not attract and retain a high volume of online customers to our store at a reasonable cost, we will not be able to increase our revenues or achieve profitability. We may not be able to convert a large number of customers from traditional shopping methods to online shopping for health, beauty, wellness, personal care and pharmacy products. Specific factors that could prevent widespread customer acceptance include:

•	Shipping charges, which do not apply to shopping at traditional drugstores;

•	Delivery time associated with Internet orders, as compared to the immediate receipt of products at a physical store;

•	Pricing that does not meet customer expectations of “finding the lowest price on the Internet”;

•	Additional steps and delays in ensuring insurance coverage for prescription products;

•	Lack of coverage of customer prescriptions by some insurance carriers;

•	Lack of consumer awareness of our online pharmacy;

•	Customer concerns about the security of online transactions and the privacy of their personal health information;

•	Product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish customers’ trust in buying drugstore items online;

•	Delays in responses to customer inquiries or in deliveries to customers;

•	Inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products; and

•	Difficulties in returning or exchanging orders.

We Expect Continuing Losses for the Next Several Years

We incurred net losses of $599.7 million for the period from inception through December 30, 2001. We have not achieved profitability. We only began selling products in February 1999 and cannot be certain that we will obtain enough customer traffic or a high enough volume of purchases to generate sufficient revenues and achieve profitability. We believe that we will continue to incur operating and net losses for at least the next two years (and possibly longer) as we:

•	Fulfill more customer orders as the volume of purchases increases;

•	Increase our sales and marketing activities;

•	Provide our customers with promotional benefits, such as selling selected products or offering shipping below our actual costs;

•	Increase our general and administrative functions to support our growing operations; and

•	Develop enhanced technologies, features and fulfillment processes to improve our Web site.

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

•	Demand for our products;

•	Our ability to attract visitors to our Web store and convert those visitors into customers;

•	The frequency and size of customer orders;

•	Changes in the growth rate of Internet usage;

•	Average order size;

•	The quantity and mix of products our customers purchase;

•	The price we charge for our products;

•	The amount we charge for shipping;

•	The extent of promotional benefits, such as discounts and incentives, we may offer on products and shipping;

•	The level of customer returns we experience;

•	Our ability to enhance our technology to accommodate any future growth in our operations or customers;

•	Our ability to manage inventory levels and ensure sufficient product supply;

•	Changes in our pricing policies or the pricing policies of our competitors;

•	Changes in government regulation;

•	The extent of reimbursements available from third-party payors;

•	Effectiveness of our marketing efforts;

•	Costs related to potential acquisitions of technology or businesses; and

•	Current economic conditions and world events.

Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial additional operating losses. The volume and timing of orders of health, beauty, wellness, personal care and pharmacy products on our Web store are difficult to predict because the online market for such products is in its early stages. Due to the limited operating history of our Web store, we may have difficulty forecasting revenue from customers or overall anticipated revenue trends.

A portion of our revenues may also be seasonal in nature, especially with respect to the sale of certain health and beauty products that depend to some extent on seasonal product changes and seasonal purchasing patterns. Consumer “fads” and other changes in consumer trends may cause shifts in purchasing patterns, resulting in significant fluctuations in our operating results from one quarter to the next. Our limited operating history makes it difficult to fully assess the impact of these factors.

If We Are Unable to Obtain Insurance Reimbursement Coverage for Our Customers, Our Ability to Sell Pharmacy Products Online Could Decrease, Which Would Harm Our Revenues

To obtain reimbursement on behalf of our customers for the prescription products that they purchase on our Web site, we must maintain relationships with insurance companies and PBMs, either directly or through our relationship with Rite Aid. We currently rely primarily on Rite Aid’s relationships with insurance companies and PBMs and the extension of these relationships to cover prescriptions processed by us. Sales billed through Rite Aid’s relationships currently represent a significant percentage of our pharmacy sales. We have also entered into direct relationships with PBMs and insurers, including WellPoint. If we are unable to maintain and leverage our direct relationships, and to the extent Rite Aid is unable to maintain its relationships, or if these relationships do not extend to cover the prescriptions we process, our ability to obtain reimbursement coverage for our customers would be reduced. This would reduce the number of customers that fill prescriptions through our Web site, which would reduce our revenues.

Our ability to enter into direct relationships with insurance companies and PBMs or retain our existing relationships for an extended period of time is uncertain for the following reasons:

•
Many of these companies are in the early stages of evaluating the impact of the Internet and online pharmacies on their businesses. These companies may delay their decisions to contract with online pharmacies or may decide to develop their own Internet capabilities that may compete with us;

•	Many insurance companies have existing contracts with chain drugstores and PBMs that have announced their intentions to establish online pharmacies; and

•
Some insurance companies and PBMs will likely contract with only one or a limited number of online pharmacies. If our online competitors obtain these contracts and we do not, we would be at a competitive disadvantage.

Many of our agreements with insurance companies and PBMs are short-term, may be terminated with less than 30 days’ prior notice and are subject to amendment by such insurance companies and PBMs. Our contract with PCS is a 10-year agreement that could terminate earlier if our agreement with Rite Aid is terminated. Our contract with WellPoint is a 5-year agreement that could terminate earlier if we experience a change of control. In addition, we must process each insurance application individually, which may raise the costs of processing prescription orders and delay our order processing time. Customers may not embrace our online insurance coverage procedure.

We Depend on a Limited Number of Distribution Partners; If They Do Not Perform, We Will Not Be Able to Effectively Ship Orders

We are obligated to purchase all of our pharmaceutical products from Rite Aid unless we are able to obtain better overall terms from another vendor. Our business could be significantly disrupted if Rite Aid was to breach its contract or suffer adverse developments that affect its ability to supply products to us. If for any reason Rite Aid is unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative fulfillment partners on acceptable terms in a timely manner, or at all. For a discussion of certain potentially adverse developments at Rite Aid, see “Our Relationship with Rite Aid Involves Many Risks and May Restrict Our Ability to Promote, Contract With or Operate Traditional Retail Stores.”

We also rely on third-party carriers for shipments to and from distribution facilities and to customers. We are therefore subject to the risks, including security concerns, employee strikes and inclement weather, associated with our carriers’ ability to provide product fulfillment and delivery services to meet our distribution and shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation, the drugstore.com brand and our results of operations.

Operating Our Own Distribution Center Requires Significant Investments in Management Resources

Prior to June 2000, we relied primarily on third parties to fulfill our orders. In January 2000, we began operating our own 290,000 square foot distribution center to achieve greater control over the distribution process and to ensure adequate supplies of products to our customers. As of June 2000, all of our orders delivered by mail are processed from our distribution center. If we do not successfully operate our distribution center to accommodate peak volumes or if the distribution center fails to operate properly, it could significantly limit our ability to meet customer demand.

Operating our distribution center requires that we:

•	Effectively manage our product purchasing function and our inventory levels to avoid product shortages, excess inventory and markdowns due to unpopular or expired inventory; and

•	Control product damage and shrinkage through effective security measures and inventory management practices.

We have limited experience processing customer order fulfillment through our distribution center and managing significant levels of inventory, and issues arising with respect to the operation of our distribution center could divert management attention from other aspects of our business. In addition, we may be unable to obtain products on favorable terms. In connection with the opening of our distribution center, we also expanded our pharmacy operations through our arrangement with Rite Aid which supplies us with most of our pharmaceutical products. Our pharmacy operations subject us to additional regulatory requirements and related costs.

We believe that our distribution center will provide us with sufficient distribution capacity for the foreseeable future. However, we may need to increase our distribution capacity sooner than anticipated, and any further expansion would require additional financing that may not be available to us on favorable terms when required, or at all.

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

Our pharmacists are required by law to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists. Our pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effects. This counseling is in part accomplished through e-mail and inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present or may not have provided all relevant information. We also post product information on our Web site. Providing information on pharmaceutical and other products creates the potential for claims to be made against us for negligence, personal injury, wrongful death, product liability, malpractice, invasion of privacy or other legal theories based on our product or service offerings. Our general liability, product liability and professional liability insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

Pharmacy errors by either drugstore.com or our competitors may also produce significant adverse publicity either for us or for the entire online pharmacy industry. Because of the significant amount of press coverage on Internet retailing and online pharmacies, we believe that we will be subject to a higher level of media scrutiny than other pharmacy product channels. The amount of negative publicity that we or the online pharmacy industry receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by other pharmacies making similar mistakes. We have no control over the pharmacy practices of our competitors, and we cannot ensure that our pharmacists or our prescription processing will be able to operate without error. We believe customer acceptance of our online shopping experience is based in large part on consumer trust, and negative publicity could erode such trust or prevent it from growing. This could result in an immediate reduction in the amount of orders we receive and adversely affect our revenue growth.

We Face the Risk of Systems Interruptions and Capacity Constraints on Our Web Site, Possibly Resulting in Adverse Publicity, Revenue Losses and Erosion of Customer Trust

The satisfactory performance, reliability and availability of our Web site, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. Any future systems interruption that results in the unavailability of our Web site or reduced order fulfillment performance could result in negative publicity and reduce the volume of goods sold and the attractiveness of our Web store, which could negatively affect our revenues. From time to time, we have experienced temporary system interruptions for a variety of reasons, including power failures, software bugs and an overwhelming number of visitors trying to reach our Web site. We may not be able to correct any such problem in a timely manner. Because we outsource certain aspects of our system and because some of the reasons for a systems interruption may be outside of our control, we also may not be able to exercise sufficient control to remedy the problem quickly or at all.

We opened our site for customers in February 1999, and to the extent that customer traffic grows substantially, we will need to expand the capacity of our systems to accommodate a larger number of visitors. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information. We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our Web site accurately or in a timely manner to permit us to effectively upgrade and expand our transaction-processing systems or to integrate smoothly any newly developed or purchased modules with our existing systems.

We Have Grown Very Rapidly, and We Need to Manage Changing and Expanding Operations

We have rapidly and significantly expanded our operations and anticipate that we will continue to expand. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process. We will not be able to increase revenues unless we continue to improve our transaction-processing, operational, financial and managerial controls and reporting systems and procedures, to expand, train and manage our work force and to manage multiple relationships with third parties. Many of our senior management have no prior senior management experience at public companies, and none of our executive officers have prior management experience in the healthcare or retail drugstore industry.

Expanding the Breadth and Depth of Our Product and Service Offerings Is Expensive and Difficult, and We May Receive No Benefit From Our Expansion

We intend to expand the breadth and depth of our product and service offerings by promoting new or complementary products or sales formats. We cannot be certain that these new offerings will generate sufficient revenues for the costs involved. Expansion of our offerings in this manner could require significant additional expenditures and could strain our management, financial and operational resources. For example, we may need to incur significant marketing expenses, develop relationships with new fulfillment partners or manufacturers or comply with new regulations. We cannot be certain that we will be able to expand our product and service offerings in a cost-effective or timely manner. Furthermore, any new product or service offering or sales format that is not favorably received by consumers could damage the reputation of our brand. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded offerings to offset their cost could harm our business. Finally, our agreement with Amazon.com contains prohibitions that limit our ability to partner with other companies to sell products and services in markets that are competitive with those offered by Amazon.com, although we are able to sell products and services in these markets ourselves.

Our Relationship With Amazon.com May Restrict Some of Our Activities

Our relationship with Amazon.com may restrict our activities and is subject to change. We entered into a technology license and advertising agreement in August 1998 with Amazon.com. In addition, in January 2000 we entered into a three-year agreement with Amazon.com to integrate various shopping features of our Web sites and create a persistent drugstore.com shopping presence on the Amazon.com Web site. Amazon.com is currently our largest stockholder and Jeffrey P. Bezos, Amazon.com’s chairman of the board, president and chief executive officer, is a member of our board of directors. Our relationship with Amazon.com has received significant media attention, but the parties’ obligations to provide support to each other are limited.

Pursuant to these agreements, each party has committed to providing the other with advertising on our respective Web sites. The agreement we entered into in January 2000 contains provisions restricting the percentage of total revenues we can obtain from the sale on our Web site of products or services other than health, beauty, wellness, personal care and pharmaceutical products. We may not assign this agreement without Amazon.com’s consent. Under the technology license and advertising agreement, we are restricted from promoting on our Web site any company that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market. If we were acquired by a competitor of Amazon.com and Amazon.com did not vote in favor of the transaction, we would lose our rights to advertise on Amazon.com’s Web site and to use Amazon.com’s technology (if we are then using any). In addition, we have agreed not to sell advertising on our Web site to any company that sells products or services competitive with those offered by Amazon.com, although the sale of advertising on our Web site is not presently, and is not expected to be, part of our business strategy.

In addition, due to Amazon.com’s significant ownership of our common stock, it will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Our Relationship with Rite Aid Involves Many Risks and May Restrict Our Ability to Promote, Contract With, or Operate Traditional Retail Stores

In June 1999, we entered into a series of agreements with Rite Aid. These agreements involve many aspects of our businesses and the operation of our respective Web sites, the fulfillment of orders and the extension of Rite Aid’s insurance relationships to cover prescriptions processed by us. This type of arrangement is complex and requires a great deal of effort to operate successfully. As a result, there are many risks related to these arrangements, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangement to meet the parties’ objectives. In the event that we do not realize the intended benefits of these relationships, we will have expended a great deal of time and effort that could have been directed to more beneficial activities. In addition, customer perceptions and our business may be adversely impacted if these relationships are not successful.

While Rite Aid has committed to promoting drugstore.com in its stores and in its advertising, we do not control the choice of ads that will feature us, and this form of advertising may not result in additional drugstore.com customers. While the Rite Aid relationship substantially broadens our ability to provide prescription medications to consumers with insurance reimbursement plans, it may not allow all of our potential customers to purchase these medications from drugstore.com and receive insurance reimbursement, which could adversely affect consumer perceptions and our revenues. We have agreed not to promote any other traditional chain drugstore or operate one ourselves. We have also agreed not to contract with another traditional retail store to fill pharmacy product orders we receive unless a Rite Aid store is not conveniently located nearby. These restrictions could limit our flexibility and ability to grow our business if our relationship with Rite Aid does not develop successfully.

Rite Aid has received significant negative publicity regarding its financial situation following its announcements regarding the restructuring and extension of its banking facilities, including amendments to financial covenants, the planned restatements of its 1999, 1998 and 1997 financial statements and the resignation of its independent auditors in November 1999. Rite Aid has since engaged new auditors and made significant changes to its senior management team. Our relationship with Rite Aid is important to us, particularly in our pharmacy fulfillment operations and in our ability to offer insurance reimbursement coverage to our customers. If Rite Aid’s financial condition were to worsen, Rite Aid may be unable to continue to fulfill its obligations to us under our agreements, and this would have an adverse effect on our business. In addition, negative publicity regarding Rite Aid could negatively affect the drugstore.com brand and our stock price.

Our relationship with PCS was established at the same time as, and in connection with, our relationship with Rite Aid. Rite Aid sold PCS Healthcare Systems to Advanced Paradigm. Advanced Paradigm may not demonstrate the same level of commitment to our relationship with PCS Healthcare Systems as Rite Aid.

Rite Aid currently owns approximately 11.8% of our outstanding common stock. As a result, Rite Aid is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We Are Dependent on Our Strategic Relationships to Help Promote Our Web Site and Expand Our Product Offerings; If We Fail to Maintain or Enhance These Relationships, Our Development Could Be Hindered

We believe that our strategic relationships with Amazon.com, Rite Aid, PCS and GNC as well as portals and third–party distributors are critical to attract customers, facilitate broad market acceptance of our products and the drugstore.com brand and enhance our sales and marketing capabilities. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners. Our business could be harmed if any of our key strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under our agreements.

We Face Uncertainty Related to Pharmaceutical Costs and Pricing, Which Could Affect Our Revenues and Profitability

Pharmacy sales account for a significant percentage of our total sales. Sales of our pharmacy products depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations (HMOs), PBMs and other organizations. These organizations are increasingly challenging the price and cost-effectiveness of medical products and services. The efforts of third-party payors to contain costs will place downward pressures on profitability from sales of prescription drugs. Our revenues from prescription drug sales may also be affected by health care reform initiatives of federal and state governments, including proposals designed to significantly reduce spending on Medicare, Medicaid and other government programs, changes in programs providing for reimbursement for the cost of prescription drugs by third-party payors and regulatory changes related to the approval process for prescription drugs. Such initiatives could lead to the enactment of federal and state regulations that may adversely impact our prescription drug sales.

One such initiative is the Bush Administration’s proposal to introduce Medicare-endorsed prescription discount cards. In addition, certain state governments have proposed prescription discount card programs to control the rise in drug costs. If legislation is enacted as a result of these proposals and the resulting discounts come primarily from retail pharmacy concessions on drug prices and dispensing fees, we could be adversely affected.

We cannot be certain that our products or services will be considered cost effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize a profit.

Competition From Both Traditional and Online Retailers May Result in Price Reductions and Decreased Demand for Our Products and Services

We compete in a market that is highly competitive and expect competition to intensify in the future. We currently or potentially compete with a variety of companies, many of which have significantly greater financial, technical, marketing and other resources than we do. These competitors include (1) various online stores that sell pharmaceutical and over-the-counter drugs, as well as health, wellness, beauty and personal care items; (2) mail-order pharmacies; (3) existing bricks and mortar drugstores; and (4) specialty retailers and major department stores. Most of these competitors have longer operating histories, larger customer bases, greater financial, marketing and other resources, established marketing relationships with leading manufacturers and advertisers and greater presence in distribution channels. Some of these companies may commence or expand their presence on the Internet. We also compete with hospitals, HMOs and mail order prescription drug providers, all of which are or may begin offering products and services over the Internet.

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

In addition, we may also begin to face competition from online pharmacies outside the United States. Legislation allowing for importation of prescription drugs by individuals for personal use was introduced into the U.S. Senate. If enacted, this legislation could adversely affect our business since consumers may use foreign-based online prescription drug Web sites instead of U.S.-based online pharmacies.

We believe the principal factors that will draw end users to an online shopping application include brand availability, wide product range, personalized services, convenience, price, accessibility, customer services, quality of search tools, quality of Web site content, and reliability and speed of fulfillment for products ordered. We will have little or no control over how successful our competitors are in addressing these factors. In addition, with little difficulty, our online competitors can duplicate many of the products, services and content offered on our site.

Increased competition could result in price reductions, fewer customer orders, fewer search queries served, reduced gross margins and loss of market share.

Acquisitions Could Result in Dilution, Operating Difficulties and Other Harmful Consequences

If appropriate opportunities present themselves, we intend to acquire complementary or strategic businesses, technologies, services and/or products. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company may also require significant management resources that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized or may depend on the continued service of acquired personnel who could choose to leave. We currently do not have any understandings, commitments or agreements with respect to any acquisitions, and no material acquisitions are currently being pursued. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.

Our Systems and Operations, and Those of Our Distributors, Are Vulnerable to Natural Disasters and Other Unexpected Problems

Substantially all of our computer and communications hardware is located at our leased facility in Bellevue, Washington, and our systems infrastructure is hosted at a former Exodus facility in Tukwila, Washington. In 2001 Exodus filed for Chapter 11 bankruptcy protection under the United States bankruptcy code. Cable and Wireless announced on February 1, 2002, that following approval from the U.S. Bankruptcy Court for the District of Delaware it has completed the acquisition from Exodus of selected assets and a majority of the business activities of Exodus in the United States. Despite financial difficulties at Exodus, our service has been unaffected to date, and Exodus employees have indicated that our service will not be affected by the Cable & Wireless acquisition. If Cable & Wireless does not show the same commitment to service as Exodus has, our business may be negatively impacted. Our systems and operations are also vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism and similar events. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. We do not currently have redundant systems or a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate for all losses that may occur. Our distribution facility in New Jersey also faces these risks.

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

Governmental Regulation of Our Business Could Require Significant Expenses, and Failure to Comply With Certain Regulations Could Result in Civil and Criminal Penalties

Our business is subject to extensive federal, state and local regulations. In particular, entities engaging in the practice of pharmacy are subject to federal and state regulatory and licensing requirements. Regulations in this area often require subjective interpretation, and we cannot be certain that our attempts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including suspension or revocation of our licenses or registrations, seizure of our inventory or monetary fines, which could adversely affect our operations.

We are also subject to laws and regulations regarding homeopathic drugs, and we may face enforcement actions, lawsuits or claims asserting that we have not complied with these laws and regulations. As we expand our product and service offerings, more of our products and services will likely be subject to regulation by the FDA, which regulates drug advertising and promotion. Complying with FDA regulations is time consuming, burdensome and expensive and could delay our introduction of new products or services.

Legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to confidentiality of patient records and the electronic access and storage of such records, disclosure requirements for Internet pharmacies and the inclusion of prescription drugs as a Medicare benefit. In addition, state legislatures may add or amend legislation related to the regulation of nonresident pharmacies. Compliance with new laws or regulations could increase our expenses.

HIPAA mandates the development of standards and requirements to control the flow of health information throughout the health care system and to protect the privacy of personal health records. The HIPAA regulations have been finalized for Standardization of Transactions and Code Sets and for Privacy of Individually Identifiable Health Information (also known as the privacy standards rule). Covered organizations and practitioners have until October 16, 2003, to comply with the Standardization of Transactions and Code Sets rules and until April 14, 2003, to comply with the privacy standards rule. The Bush Administration may revise the requirements for the privacy standards rule. The requirements in these regulations could create financial and administrative burdens for pharmacies, including online pharmacies, and may restrict the manner in which we transmit and use information and may cause us to use additional resources. This could lead to delays as we revise our Web site and operations.

We are subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing distribution of medical records, confidentiality of patient records and electronic access and storage exists or has been proposed at both the state and federal level. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering patient records electronically. This could have an adverse impact on our ability to gain and retain customers.

Failure to Attract and Retain Experienced Personnel and Senior Management Could Hurt Our Ability to Grow Our Business

Our future success also depends upon the continued service of our executive officers and senior management. None of our employees is bound by an employment agreement for any specific term. We do not have “key person” life insurance policies covering any of our employees. In addition, none of the members of our senior management team have prior experience in the healthcare industry or in drugstore operations.

We Cannot Be Certain That We Will Be Able to Protect Our Intellectual Property, and We May Be Found to Infringe Proprietary Rights of Others, Which Could Harm Our Business

We rely or may in the future rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our sales formats or to obtain and use information that we regard as proprietary, such as the technology used to operate our Web site, our Web site content and our trademarks.

We have filed applications for U.S. trademark registrations for “drugstore.com” and certain other trademarks. We may be unable to secure these registrations. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term drugstore.com or our other trademark applications. Any claims or customer confusion related to our trademarks or our failure to obtain any trademark registration could negatively affect our business.

Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding or other efforts to protect our intellectual property could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Finally, we may in the future sell our products internationally, and the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Third parties may also claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. For example, as noted above, we have licensed our technology to Amazon.com, and we have also granted nonexclusive rights to our trademarks to certain entities in connection with advertising and affiliate relationships. While we attempt to ensure that such licensees maintain the quality of the drugstore.com products brand, we cannot assure ensure such licensees will not take actions that might hurt the value of our proprietary rights or reputation.

We May Not Be Able to Protect Our Domain Names In All Countries or Against All Infringers, Which Could Decrease the Value of Our Brand Name and Proprietary Rights

We currently hold the Internet domain name “drugstore.com,” as well as various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not acquire or maintain the “drugstore.com” domain name in all of the countries in which we conduct business. In addition, regulations governing domain names may not protect our trademarks and similar proprietary rights. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe or otherwise decrease the value of our brand name, trademarks and other proprietary rights.

We May Face Liability Claims if People or Property Are Harmed by the Products We Sell

Some of the products we sell may expose us to product liability claims relating to personal injury, death or property damage caused by such products and may require us to take actions such as product recalls. Some of our vendor agreements do not indemnify us from product liability. Further, our liability insurance may not be adequate to protect us from all liability that may be imposed as a result of such claims, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all.

We May Face Liability for Content on Our Web Site

Because we post product information and other content on our Web site, we face potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that we post. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business.

Our Officers, Directors and Certain Existing Stockholders Control the Majority of Our Common Stock, Which Could Discourage an Acquisition of Us or Make Removal of Incumbent Management More Difficult

Executive officers, directors and entities affiliated with them beneficially own approximately 60.5% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, Amazon.com beneficially owns approximately 22.1% and Rite Aid beneficially owns 11.8% of our outstanding common stock. Therefore, Amazon.com and Rite Aid will each be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Amazon.com’s and Rite Aid’s substantial equity stakes in drugstore.com could also make us a much less attractive acquisition candidate to potential acquirors because either Amazon.com or Rite Aid alone could have sufficient votes to prevent the tax-free treatment of an acquisition.

We May Need Additional Capital in the Future to Support Our Growth, and It Is Unlikely Such Additional Financing Will Be Available To Us

Our available funds may not be sufficient to meet all of our long-term business development requirements, and we may seek to raise additional funds through public or private debt or equity financings in order to:

•	Take advantage of favorable business opportunities, including acquisitions of complementary businesses or technologies;

•	Increase brand awareness;

•	Increase our ability to attract visitors to our Web store and convert those visitors into customers;

•	Develop and upgrade our technology infrastructure;

•	Enhance and increase our distribution capacity;

•	Develop new product and service offerings; and

•	Respond to competitive pressures.

Due to current market conditions, it is unlikely that any additional financing that we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to undertake any of the activities noted above may be significantly limited.

Our Net Sales Would Be Harmed if We Experience Significant Credit Card Fraud

A failure to adequately control fraudulent credit card transactions would harm our net sales and results of operations because we do not carry insurance against this risk. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature.

Certain Antitakeover Provisions and Significant Equity Ownership by Amazon.com and Rite Aid Could Preclude an Acquisition

Provisions of our certificate of incorporation, bylaws, Washington law and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Further, because Amazon.com and Rite Aid each own a significant percentage of our capital stock, a competitor of Amazon.com or Rite Aid as well as other potential acquirors could determine not to merge with or acquire us. In addition, if we were acquired by an Amazon.com competitor and Amazon.com did not vote in favor of the transaction, we would lose our rights to promotional placements on Amazon.com’s Web site and to use Amazon.com’s technology (if we are then using any). The potential loss of these rights could inhibit offers to acquire us.

We Depend on Continued Use of the Internet and Growth of the Online Drugstore Market

Our future revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our target customers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use of the internet may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce.

In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Our success depends in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services.

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

In accordance with current industry practice, we do not currently collect sales taxes or other taxes with respect to shipments of goods into states other than Washington. Our distribution center, any future distribution centers and other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or the federal government may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do. Moreover, one or more states or the federal government could begin to impose sales taxes on sales of prescription products, which are not generally taxed at this time. If so, customers who order prescriptions at our Web site and pick them up at a Rite Aid store would be required to pay sales tax. A successful assertion by one or more states or the federal government that we should collect sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business.

Federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which placed a three-year moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. This Act was extended until November 1, 2003. If Congress chooses not to renew this legislation in 2003, U.S. state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of taxes on goods sold over the Internet by U.S. state and local governments could create administration burdens for us and decrease our future sales.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s decisions. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in states other than Washington. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

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

Governmental Regulation of the Internet and Data Transmission Over the Internet Could Affect Our Business

We are subject to laws and regulations generally applicable to businesses, as well as those directly applicable to communications or commerce over the Internet. These laws and regulations may deal with privacy, copyrights, taxation, content and consumer protection. The European Union has also enacted its own privacy regulations. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing privacy, libel and taxation apply to Internet stores such as ours. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online and in particular companies that fill prescriptions or maintain medical or pharmaceutical records. The adoption or modification of laws or regulations relating to Internet businesses could adversely affect our ability to attract and serve customers.

Our Stock Price is Likely to Continue to Fluctuate, Which Could Result in Substantial Losses for Investors

The market price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, and these fluctuations could result in substantial losses for investors. Factors that could cause our stock price to fluctuate include:

•	General economic conditions;

•	Quarterly variations in operating results;

•	Changes in financial estimates by securities analysts;

•	Announcements by us or our competitors concerning new products, significant contracts, acquisitions or strategic relationships;

•	Publicity about our company, our products and services, our strategic partners, our competitors, the online pharmacy industry or e-commerce in general;

•	Additions or departures of key personnel;

•	Any future sales of our common stock or other securities; and

•	Stock market price and volume fluctuations of publicly traded companies in general and Internet-related companies in particular.

The trading prices of our company stock has been volatile and is significantly lower than our initial public offering price. It is unlikely that investors will be able to resell their shares of our common stock at or above the initial offering price. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We have been named in such stockholder class action suits and may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and operating results. If our stock price were to fall below $1.00 for a period of time, we may not be able to maintain the standards required for continued listing on the NASDAQ National Market (NASDAQ). Delisting from the NASDAQ would prevent holders of our common stock from being able to easily buy or sell our common stock.

Subsequent Sales of Our Common Stock Could Adversely Affect Our Stock Price and Our Ability To Raise Funds in New Equity Offerings

In October 2000, we granted incentive stock options to our employees to purchase shares of our common stock at $0.01 per share. As of March 22, 2002, 1.9 million of these options were outstanding and exercisable. On April 12, 2002, approximately 0.8 million of these options will vest and become exercisable. Future sales of substantial amounts of our common stock by new or existing stockholders could adversely affect prevailing market price for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

We are exposed to risk associated with fluctuations in our stock price and its impact on the liability recorded to satisfy the $2.5 million guarantee to WellPoint. Based on the terms of our agreement with WellPoint, if the 750,000 shares of stock issued to WellPoint do not have a fair market value of $2.5 million in June 2002, we are required to pay WellPoint, in stock or cash at our option, the difference between $2.5 million and the fair market value of the stock. Based on the closing price of our common stock as of December 30, 2001, we would be required to pay $1.1 million in cash or issue an additional 545,337 shares of our common stock to satisfy the $2.5 million guarantee.

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

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our executive officers required by Part III, Item 10, is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.” Information required by Part III, Item 10, regarding our directors is included in our Proxy Statement relating to our annual meeting of stockholders to be held on June 12, 2002, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information required by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of stockholders to be held on June 12, 2002, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of stockholders to be held on June 12, 2002, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain of our relationships and related transactions is included in our Proxy Statement relating to our annual meeting of stockholders to be held on June 12, 2002, and is incorporated herein by reference.

PA RT IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

1.  Index to Consolidated Financial Statements:

All other financial statement schedules required by 14(a)(2) have been omitted because the are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.  List of Exhibits:

Exhibit No.	Item
3.1
Amended and Restated Certificate of Incorporation of drugstore.com (incorporated by reference to Exhibit 3.2 to drugstore.com’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a
Certificate of Designation of Series 1 Preferred Stock of drugstore.com (incorporated by reference to Exhibit 3.1a to drugstore.com’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to drugstore.com’s Quarterly Report on Form 10-Q for the Quarter Ended July 1, 2001 (SEC File No. 000-26137)).

4.1	Warrant issued to Amazon.com on July 30, 2000 (incorporated by reference to Exhibit 4.3 to drugstore.com’s Registration Statement on Form S-3 filed September 6, 2000 (Registration No. 333-45266)).

4.2	Warrant issued to Tel-Drug, Inc. on June 26, 2000 (incorporated by reference to Exhibit 4.4 to drugstore.com’s Registration Statement on Form S-3 filed September 6, 2000 (Registration No. 333-45266)).

10.1
Form of Indemnification Agreement between drugstore.com and each of its officers and directors (incorporated by reference to Exhibit 10.1 to drugstore.com’s Registration Statement on Form S-1 filed May 19, 1999 (Registration No. 333-78813)).

10.2
Restricted Stock Purchase Agreement dated July 23, 1998, between drugstore.com and Peter M. Neupert (incorporated by reference to Exhibit 10.5 to drugstore.com’s Registration Statement on Form S-1 filed May 19, 1999 (Registration No. 333-78813)).

10.3
Sublease Agreement dated January 29, 1999, between drugstore.com and The Boeing Company for offices at 13920 Southeast Eastgate Way, Suite 300, Bellevue, Washington (incorporated by reference to Exhibit 10.13 to drugstore.com’s Registration Statement on Form S-1 filed May 19, 1999 (Registration No. 333-78813)).

Exhibit No.	Item
10.4
Cable Advertising Agreement dated May 19, 1999, between drugstore.com and Vulcan Ventures Incorporated (incorporated by reference to Exhibit 10.23 to drugstore.com’s Registration Statement on Form S-1 filed May 19, 1999 (Registration No. 333-78813)).

10.5
Addendum dated June 17, 1999, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com and certain investors (incorporated by reference to Exhibit 10.25 to drugstore.com’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.6
Main Agreement dated June 17, 1999, between drugstore.com and Rite Aid (incorporated by reference to Exhibit 10.27 to drugstore.com’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.7
Main Agreement dated June 17, 1999, between drugstore.com and General Nutrition Corporation (incorporated by reference to Exhibit 10.28 to drugstore.com’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.8
Governance Agreement dated June 17, 1999, between drugstore.com and Rite Aid (incorporated by reference to Exhibit 10.29 to drugstore.com’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.9
Governance Agreement dated June 17, 1999, among drugstore.com, GNC and General Nutrition Investment Company (incorporated by reference to Exhibit 10.30 to drugstore.com’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.10
Pharmacy Supply and Services Agreement dated June 17, 1999, between drugstore.com and Rite Aid (incorporated by reference to Exhibit 10.31 to drugstore.com’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.11
Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com and certain investors (incorporated by reference to Exhibit 10.12 to drugstore.com’s Registration Statement on Form S-1/A filed July 8, 1999 (Registration No. 333-78813)).

10.12
Form of Second Addendum to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com and certain investors (incorporated by reference to Exhibit 10.32 to drugstore.com’s Registration Statement on Form S-1/A filed July 20, 1999 (Registration No. 333-78813)).

10.13
Amended and Restated Technology License and Advertising Agreement dated as of August 10, 1998, among drugstore.com, Amazon.com and Amazon.com D, Inc. (incorporated by reference to Exhibit 10.14 to drugstore.com’s Registration Statement on Form S-1/A filed July 26, 1999 (Registration No. 333-78813)).

10.14
Lease Agreement dated August 30, 1999, between DS Distribution, Inc. and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.1 to drugstore.com’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999 (SEC File No. 000-26137)).

10.15	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to drugstore.com’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.16
Fifth Amended and Restated Voting Agreement dated December 23, 1999, among drugstore.com and certain founders and investors (incorporated by reference to Exhibit 10.20 to drugstore.com’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.17
Office Lease Agreement dated November 22, 1999, between WRC Sunset North LLC and drugstore.com. (incorporated by reference to Exhibit 10.34 to drugstore.com’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

Exhibit No.	Item
10.18
Agreement dated January 24, 2000, between Amazon.com Commerce Services Inc. and drugstore.com (incorporated by reference to Exhibit 10.35 to drugstore.com’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.19
Performance Guarantee dated January 24, 2000, by Amazon.com of Amazon.com Commerce Services, Inc.’s obligations under the Agreement dated January 24, 2000, between Amazon.com Commerce Services, Inc. and drugstore.com (incorporated by reference to Exhibit 10.36 to drugstore.com’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.20
Stock Purchase Letter Agreement dated January 24, 2000, between drugstore.com and Amazon.com (incorporated by reference to Exhibit 10.37 to drugstore.com’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.21
Third Addendum dated January 24, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com and certain investors (incorporated by reference to Exhibit 10.38 to drugstore.com’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.22	1998 Stock Plan, as amended June 21, 2000 (incorporated by reference to Exhibit 10.2 to drugstore.com’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000) (SEC File No. 000-26137)).

10.23
Amendment No. 1 dated July 29, 2000, to the Agreement dated January 24, 2000, between drugstore.com and Amazon.com Commerce Services, Inc. (incorporated by reference to Exhibit 10.3 to drugstore.com’s Registration Statement on Form S-3 filed September 6, 2000 (Registration No. 333-45266)). +

10.24
Fourth Addendum dated September 29, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com and certain investors (incorporated by reference to Exhibit 10.7 to drugstore.com’s Registration Statement on Form S-3/A filed October 2, 2000 (Registration No. 333-45266)).

10.25
Amendment No. 2 dated as of June 25, 2001, to the Agreement dated January 24, 2000, between drugstore.com and Amazon.com Commerce Services, Inc. (incorporated by reference to Exhibit 10.1 to drugstore.com’s Quarterly Report on Form 10-Q for the Quarter Ended July 1, 2001 (SEC File No. 000-26137)).

10.26
Offer letter of Peter Neupert dated May 21, 2001 (incorporated by reference to Exhibit 10.2 to drugstore.com’s Quarterly Report on Form 10-Q for the Quarter Ended July 1, 2001 (SEC File No. 000-26137)).

10.27
Agreement dated June 23, 2000, between drugstore.com and WellPoint (incorporated by reference to Exhibit 10.3 to drugstore.com’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001 (SEC File No. 000-26137)).

10.28
Amendment No. 1 dated as of June 29, 2001, to Agreement dated June 23, 2000, between drugstore.com and WellPoint (incorporated by reference to Exhibit 10.4 to drugstore.com’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001 (SEC File No. 000-26137)).

10.29	Offer letter of Kal Raman dated May 21, 2001.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (contained on signature page).

+	Portions of this Exhibit has been granted confidential treatment by the SEC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
drugstore.com, inc.

We have audited the accompanying consolidated balance sheets of drugstore.com, inc. as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of drugstore.com, inc. at December 30, 2001 and December 31, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/	ERNST & YOUNG LLP

Seattle, Washington
January 18, 2002

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 30, 2001	December 31, 2000
ASSETS

Current assets:
Cash and cash equivalents	$39,518	$108,032
Marketable securities	39,238	21,856
Accounts receivable, net	10,171	6,003
Inventories	6,659	8,608
Prepaid marketing expenses	12,539	22,718
Other prepaid expenses and current assets	1,500	1,686

Total current assets	109,625	168,903
Fixed assets, net of accumulated depreciation and amortization of $23,492 and $13,844	23,948	38,680
Intangible assets, net of accumulated amortization of $35,134 and $45,448	22,487	221,114
Prepaid marketing expenses	14,884	23,714
Deposits and other assets	354	6,112

Total assets	$171,298	$458,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, including amounts due to related party of $15,137 and $13,310	$20,309	$22,600
Accrued compensation	2,608	4,953
Accrued marketing expenses	2,249	2,232
Other current liabilities	2,031	2,186
Current portion of capital lease obligations	1,612	2,844

Total current liabilities	28,809	34,815
Capital lease obligations, less current portion	638	2,399
Other long-term liabilities	—	9,320

Commitments and contingencies (See Note 6)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares—10,000,000
Issued and outstanding shares—None	—	—
Common stock, $.0001 par value, stated at amounts paid in:
Authorized shares—250,000,000
Issued and outstanding shares—66,731,818 and 65,843,250 as of December 30, 2001 and December 31, 2000, respectively	742,949	741,170
Deferred stock-based compensation	(1,400)	(12,308)
Accumulated deficit	(599,698)	(316,873)

Total stockholders’ equity	141,851	411,989

Total liabilities and stockholders’ equity.	$171,298	$458,523

See accompanying notes to consolidated financial statements.

DR UGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 30, 2001	Year Ended December 31, 2000	Year Ended January 2, 2000
Net sales	$145,258	$109,979	$34,848
Costs and expenses:
Cost of sales	120,699	100,711	43,332
Fulfillment and order processing(1)	28,184	37,464	15,985
Marketing and sales(2)	36,175	76,183	40,615
Technology and content(3)	18,979	27,377	14,918
General and administrative(4)	14,128	20,002	11,126
Charitable contribution	—	—	3,600
Impairment and restructuring charges	178,403	—	—
Amortization of intangible assets	32,689	34,774	10,640
Amortization of stock-based compensation	6,493	15,115	15,375

Total costs and expenses	435,750	311,626	155,591

Operating loss	(290,492)	(201,647)	(120,743)
Interest income, net	4,288	8,632	4,912

Loss before extraordinary gain and cumulative effect of change in accounting principle	(286,204)	(193,015)	(115,831)
Extraordinary gain on renegotiation of equity guarantee	7,500	—	—
Cumulative effect of change in accounting principle	(4,121)	—	—

Net loss	$(282,825)	$(193,015)	$(115,831)

Basic and diluted loss per share:
Loss before extraordinary gain and cumulative effect of change in accounting principle	$(4.33)	$(3.56)	$(6.13)
Extraordinary gain	0.11	—	—
Cumulative effect of change in accounting principle	(0.06)	—	—

	$(4.28)	$(3.56)	$(6.13)

Weighted average shares outstanding used to compute basic and diluted loss per share	66,024,855	54,212,080	18,880,969

(1)	Excludes amortization of stock-based compensation of $1,187 for the year ended December 30, 2001, $1,630 for the year ended December 31, 2000 and $1,549 for the year ended January 2, 2000.

(2)	Excludes amortization of stock-based compensation of $893 for the year ended December 30, 2001, $1,561 for the year ended December 31, 2000 and $2,181 for the year ended January 2, 2000.

(3)	Excludes amortization of stock-based compensation of $2,331 for the year ended December 30, 2001, $3,976 for the year ended December 31, 2000 and $3,153 for the year ended January 2, 2000.

(4)	Excludes amortization of stock-based compensation of $2,082 for the year ended December 30, 2001, $7,948 for the year ended December 31, 2000 and $8,492 for the year ended January 2, 2000.

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock												Deferred Stock- based Com- pensation	Accu- mulated Deficit	Total
	Series A		Series B		Series C		Series D		Series E		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1998	10,000,000	7,986	5,446,268	18,237	—	—	—	—	—	—	2,323,000	5,080	(3,929)	(8,027)	19,347
Issuance of Series C preferred stock, net of offering costs of $19	—	—	—	—	4,472,844	34,981	—	—	—	—	—	—	—	—	34,981
Issuance of Series D preferred stock, net of offering costs of $18	—	—	—	—	—	—	2,266,289	44,982	—	—	—	—	—	—	44,982
Issuance of Series E preferred stock, net of offering costs of $396	—	—	—	—	—	—	—	—	12,282,599	243,567	—	—	—	—	243,567
Conversion of preferred stock to common stock in conjunction with initial public offering	(10,000,000)	(7,986)	(5,446,268)	(18,237)	(4,472,844)	(34,981)	(2,266,289)	(44,982)	(12,282,599)	(243,567)	34,468,000	349,753	—	—	—
Issuance of common stock for cash in initial public offering, net of offering costs of $8,921	—	—	—	—	—	—	—	—	—	—	5,750,000	94,579	—	—	94,579
Private placement of common stock	—	—	—	—	—	—	—	—	—	—	555,555	10,000	—	—	10,000
Contribution of common stock to charitable foundation	—	—	—	—	—	—	—	—	—	—	200,000	3,600	—	—	3,600
Issuance of warrants to purchase common Stock	—	—	—	—	—	—	—	—	—	—	—	24	—	—	24
Exercise of common stock options and Warrants	—	—	—	—	—	—	—	—	—	—	212,253	125	—	—	125
Deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	22,630	(22,630)	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	15,375	—	15,375
Forfeiture of common stock options	—	—	—	—	—	—	—	—	—	—	—	(414)	414	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(115,831)	(115,831)

Balance at January 2, 2000	—	—	—	—	—	—	—	—	—	—	43,508,808	485,377	(10,770)	(123,858)	350,749

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(in thousands, except share data)

	Preferred Stock										Common Stock		Deferred Stock- based Com- pensation	Accu- mulated Deficit	Total
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 2, 2000	—	—	—	—	—	—	—	—	—	—	43,508,808	485,377	(10,770)	(123,858)	350,749
Issuance of common stock for cash in secondary offering, net of offering costs of $6,400	—	—	—	—	—	—	—	—	—	—	6,000,000	101,600	—	—	101,600
Issuance of preferred and common stock for cash in private placement, net of offering costs of $420	45,939.89	22,683	—	—	—	—	—	—	—	—	8,101,264	39,580	—	—	62,263
Conversion of preferred stock to common stock upon shareholder vote	(45,939.89)	(22,683)	—	—	—	—	—	—	—	—	4,593,989	22,683	—	—	—
Issuance of common stock for marketing services, intangible asset and software	—	—	—	—	—	—	—	—	—	—	1,816,667	30,679	—	—	30,679
Issuance of warrant to purchase common stock for marketing services	—	—	—	—	—	—	—	—	—	—	—	9,499	—	—	9,499
Acquisition of beauty.com	—	—	—	—	—	—	—	—	—	—	1,235,530	37,619	(4,626)	—	32,993
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	383,961	253	—	—	253
Employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	200,399	1,853	—	—	1,853
Deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,632	17,582	(17,582)	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	15,115	—	15,115
Forfeiture of common stock options	—	—	—	—	—	—	—	—	—	—	—	(5,555)	5,555	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(193,015)	(193,015)

Balance at December 31, 2000	—	$—	—	$—	—	$—	—	$—	—	$—	65,843,250	$741,170	$(12,308)	$(316,873)	$411,989

	Preferred Stock										Common Stock		Deferred Stock- based Com- pensation	Accu- mulated Deficit	Total
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2000	—	—	—	—	—	—	—	—	—	—	65,843,250	741,170	(12,308)	(316,873)	411,989
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	815,601	147	—	—	147
Employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	72,967	105	—	—	105
Forfeiture of common stock options	—	—	—	—	—	—	—	—	—	—	—	(4,415)	4,415	—	—
Amortization of stock-based compensation, net of cancellations of $851	—	—	—	—	—	—	—	—	—	—	—	—	6,493	—	6,493
Reclassification of fair market value guarantee of common stock to strategic partner:
Change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	4,289	—	—	4,289
Amendment to agreement with strategic partner	—	—	—	—	—	—	—	—	—	—	—	1,653	—	—	1,653
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(282,825)	(282,825)

Balance at December 30, 2001	—	$—	—	$—	—	$—	—	$—	—	$—	66,731,818	$742,949	$(1,400)	$(599,698)	$141,851

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 30, 2001	Year Ended December 31, 2000	Year Ended January 2, 2000
OPERATING ACTIVITIES:
Net loss	$(282,825)	$(193,015)	$(115,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	12,787	11,715	3,242
Marketing and sales	14,514	18,191	4,947
Loss on disposal of fixed assets	1,117	—	—
Impairment and restructuring charges	178,403	—	—
Charitable contributions	—	—	3,600
Amortization of intangible assets	32,689	34,774	10,640
Amortization of stock-based compensation	6,493	15,115	15,375
Extraordinary gain on renegotiation of equity guarantee	(7,500)	—	—
Cumulative effect of change in accounting principle	4,121	—	—
Changes in:
Accounts receivable	(4,168)	(1,683)	(4,273)
Inventories	1,949	(4,799)	(2,862)
Prepaid marketing expenses	346	(649)	(161)
Other current assets	186	(300)	(857)
Deposits and other assets	1,258	(5,812)	(616)
Accounts payable and accrued expenses	(6,746)	(16,117)	30,079
Other	10	269	(103)

Net cash used in operating activities	(47,366)	(142,311)	(56,820)
INVESTING ACTIVITIES:
Purchases of marketable securities	(69,075)	(39,119)	(881,072)
Sales of marketable securities	51,693	123,491	774,844
Purchases of fixed assets	(981)	(22,972)	(13,630)
Purchases of intangible assets	—	(32)	(95)
Business acquisition, net of cash received	—	(335)	—

Net cash provided by (used in) investing activities	(18,363)	61,033	(119,953)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock	—	141,180	104,578
Net proceeds from exercise of stock options, warrants and employee stock purchase plan	252	2,106	126
Net proceeds from sales of preferred stock	—	22,683	84,598
Proceeds from capital lease obligations	—	127	538
Principal payments on capital lease obligations	(3,037)	(3,312)	(949)

Net cash provided by (used in) financing activities	(2,785)	162,784	188,891

Net increase (decrease) in cash and cash equivalents	(68,514)	81,506	12,118
Cash and cash equivalents at beginning of period	108,032	26,526	14,408

Cash and cash equivalents at end of period	$39,518	$108,032	$26,526

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$327	$395	$108
Equipment acquired through capital lease agreements	$44	$3,254	$4,138
Issuance of equity and debt instruments in exchange for prepaid marketing, intangible assets, software and a vendor agreement	$—	$49,498	$238,956
Issuance of common stock in connection with business acquisition	$—	$37,619	$—
Forfeiture of deposit due to lease termination	$4,500	$—	$—

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Summary of Significant Accounting Policies

The Company

drugstore.com, inc. and its subsidiaries (collectively, the Company) are engaged in the development of Internet-based retailing opportunities focused on filling needs for health, wellness, beauty, personal care and pharmacy products and related information. The Company was incorporated on April 2, 1998, and launched its Web store and commenced commercial operations on February 24, 1999. All customer orders are processed through the Company’s Web store. The Company operates its own distribution center that provides distribution capabilities for all of its pharmaceutical and non-pharmaceutical orders delivered by mail. Under the terms of an agreement with Rite Aid Corporation (Rite Aid), customers are also able to order existing drugstore.com and Rite Aid refill prescriptions for pickup at any Rite Aid store.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include those of drugstore.com, inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated.

On January 1, 1999, the Company adopted a 52/53-week fiscal year ending on the Sunday closest to December 31, with each of the fiscal quarters representing a 13-week period. The effect of the change on reported periods is insignificant. Fiscal years 2001, 2000, and 1999 each represent a 52-week year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of its holdings of cash and marketable securities. The Company’s credit risk is managed by investing its cash and marketable securities in high-quality money market instruments and securities of the U.S. government and its agencies, foreign governments and high-quality corporate issuers. The Company’s credit risk is managed through monitoring the stability of the financial institutions utilized and diversification of its financial resources.

Financial Instruments

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and capital lease obligations. The fair value of all financial instruments approximates the carrying amount based on the current rate offered for similar instruments.

At December 30, 2001, and December 31, 2000, marketable securities, which are considered available-for-sale, consisted primarily of commercial paper and short-term obligations and corporate notes and bonds and were

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carried at cost, which approximates market value. Unrealized holding gains and losses at December 30, 2001, and December 31, 2000, were not significant. As of December 30, 2001 the Company does not have any marketable securities with a maturity date greater than one year.

Accounts Receivable

Accounts receivable consists primarily of the net amounts to be collected from third parties including managed care organizations and pharmacy benefit management and insurance companies, as well as amounts collectible related to credit card purchases. Under the terms of the Company’s agreement with Rite Aid, Rite Aid collects insurance reimbursement payments on the Company’s behalf. As of December 30, 2001, and December 31, 2000, accounts receivable included $9.3 million and $5.3 million, respectively, being collected by Rite Aid on the Company’s behalf. Accounts receivable is recorded net of an allowance for doubtful accounts and sales returns.

Inventories

Inventories are stated at the lower of cost (using the weighted average cost method) or market including reserves for shrinkage, slow moving and expired inventory. The Company currently purchases the majority of its non-pharmaceutical inventory directly from manufacturers. The Company is contractually obligated to purchase all of its pharmaceutical inventory from Rite Aid unless it can obtain better overall terms from other vendors.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the related assets, which range from two to ten years. Fixed assets purchased under capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful life.

Intangible Assets

Intangible assets consists of assets received in connection with agreements between the Company and Rite Aid and General Nutrition Companies, Inc. (GNC), including access to insurance coverage and a vendor agreement; assets acquired in connection with the purchase of Beauty.com including goodwill and domain names; and other intangibles, including a technology license agreement, domain names and trademarks. Intangible assets are being amortized over their expected useful lives, which range from three to ten years.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events could include, but are not limited to, the Company’s inability to achieve its planned penetration rate with respect to insured prescriptions; the Company’s inability to achieve the planned growth rates for the prestige beauty business, Rite Aid local pickup or GNC-branded product; a decision by Rite Aid to substantially curtail its marketing spending with respect to the Company for an extended period of time; or the loss of key prestige beauty vendors. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In circumstances where impairment is determined to exist, the Company will write down the asset to its fair value based on the present value of estimated expected future cash flows.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment or Disposal of Long–Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), the Company deemed it necessary to perform an analysis of the value of its long-lived assets. The analysis determined that an impairment existed in certain of these long-lived assets. The fair market value of these assets was determined based on the present value of estimated expected future cash flows. See Note 5 for further discussion of the impairment charges.

Net Sales

Net sales include gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. The Company generally refunds to customers all or a portion of the selling price, including related shipping fees, if applicable, in the event a customer is not satisfied with the product purchased or the quality of customer service provided. Sales returns and allowances have not been significant to date.

Revenues from sales of product shipped to customers and related shipping fees are recognized upon shipment. Revenues from sales of certain pharmaceutical products ordered through the Company’s Web store for delivery at a Rite Aid store are recognized when the product is delivered to the customer.

The Company currently utilizes Rite Aid as a fulfillment partner. Upon receiving and validating a customer’s order for products that will be purchased by the Company from Rite Aid, and subsequently delivered to the customer by Rite Aid, the Company submits relevant order information to Rite Aid for processing. The Company believes it acts as a principal in connection with orders delivered to customers by Rite Aid on the Company’s behalf because, among other things, the Company accepts contractual reimbursement amounts from third-party payors for insured pharmaceutical products; contractually takes title to, and assumes risk of loss of, products prior to customer pickup; bears credit and collection risk from the customer or, in the case of certain pharmaceutical sales, third-party payors; and bears the risk that the product will be returned. Title to products ordered by customers and delivered by Rite Aid passes to the Company when the pharmaceuticals are made available for customer retrieval at a Rite Aid store. In 2001, 26% of our net sales to customers was received through our agreement with Rite Aid.

Net sales also include consignment service fees earned under arrangements where the Company cannot take title to the inventory and cannot establish pricing. Consignment service fees earned have not been significant to date.

For the years ended December 30, 2001, December 31, 2000, and January 2, 2000, net sales of pharmaceutical products were $78.2 million, $55.6 million and $18.8 million, respectively, and net sales of non-pharmaceutical product sales and other were $67.1 million, $54.4 million and $16.1 million, respectively.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fulfillment and Order Processing

Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per-unit fulfillment fees charged by third parties, bad debt expense, credit card processing fees and payroll and related expenses for personnel engaged in customer service, purchasing, and distribution and fulfillment activities, including pharmacists engaged in prescription verification activities and warehouse personnel. These expenses also include rent expense and depreciation related to the Company’s distribution center.

Marketing and Sales

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities.

Advertising production costs are expensed as incurred. Costs of communicating advertising associated with television, radio, print and other media are expensed when such services are used. Costs associated with Web portal advertising contracts are amortized on a straight-line basis over the period such advertising is expected to be used. Advertising expense for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, was $28.7 million, $50.3 million and $28.6 million, respectively.

Technology and Content

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to the Company’s Web site and content. These expenses also include payroll and related expenses for information technology personnel, Internet access and hosting charges and Web site content and design expenses.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

Interest Income and Expense

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease obligations. Interest income for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, totaled $4.6 million, $9.2 million and $5 million, respectively. Interest expense for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, totaled $0.3 million, $0.6 million and $0.1 million, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS 123 (see Note 9). The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (EITF) consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares that are subject to repurchase agreements. Shares associated with stock options, warrants and convertible preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 30, 2001	Year Ended December 31, 2000	Year Ended January 2, 2000
	(in thousands, except share and per share data)
Numerator:
Net loss	$(282,825)	$(193,015)	$(115,831)

Denominator:
Weighted average common shares outstanding	66,370,332	55,183,750	20,005,233
Less weighted average common shares issued subject to repurchase agreements or contingently issuable pursuant to contractual terms	(345,477)	(971,670)	(1,124,264)

Denominator for basic and diluted calculation	66,024,855	54,212,080	18,880,969

Net loss per share:
Basic and diluted	$(4.28)	$(3.56)	$(6.13)

At December 30, 2001, December 31, 2000, and January 2, 2000, there were 15,787,853, 17,682,126 and 5,850,658 stock options and warrants, respectively, that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

Segment and Geographic Information

The Company operates in one principal business segment in the United States. No geographic area accounted for more than 10% of net sales and there were no transfers between geographic areas in the years

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 30, 2001, December 31, 2000, and January 2, 2000. All of the Company’s operating results and identifiable assets are in the United States.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 141, pooling of interests is no longer an acceptable method of accounting for business combinations. SFAS 141 also develops further criteria for recognizing intangible assets separate from goodwill in a purchase transaction. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

Under SFAS 142, goodwill will no longer be amortized over its expected useful life, but rather, assessed for impairment on an annual basis. Separately identifiable intangible assets that do not have an indefinite useful life will continue to be amortized. The Company recorded goodwill in conjunction with its acquisition of Beauty.com that was amortized through the end of fiscal year 2001, at which time, amortization ceased. The Company expects a reduction of $13.5 million and $1.1 million in amortization expense during fiscal years 2002 and 2003, respectively, due to the implementation of SFAS 142. As required by SFAS 142, the Company will perform an impairment analysis on its Beauty.com goodwill during the first six months of fiscal year 2002. The Company has not yet determined the impact, if any, the implementation of SFAS 142 will have on its operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), effective for fiscal years beginning after December 15, 2001. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used and those assets expected to disposed of by sale. SFAS 144 also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Access to insurance coverage	$182.1
Advertising commitments	22.9
Vendor agreement	28.9

$233.9

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The access to insurance coverage and the vendor agreement have been classified as intangible assets, and the advertising commitments have been classified within prepaid marketing expenses. All of the assets are being amortized on a straight-line basis over their contractual life of 10 years.

During 2001, an impairment analysis was performed on the assets recorded in conjunction with the Rite Aid and GNC agreement, and it was determined to be impaired. See Note 5 for further discussion.

Amazon.com

In January 2000, the Company entered into an agreement with Amazon.com, Inc. (Amazon.com) to provide certain advertising and technical services over a three-year term for $105 million. The consideration included 1,066,667 shares of the Company’s common stock with a fair value of $30 million issued immediately thereafter in a private placement transaction and minimum cash payments totaling $75 million over the three-year term of the agreement. In July 2000, Amazon.com and the Company agreed to reduce the remaining minimum cash payments due over the three-year term of the agreement from $75 million to $30 million. Additionally, the Company agreed to pay additional amounts in cash if the advertising services exceed certain performance thresholds in the second and third year of the agreement. The Company also issued to Amazon.com a fully vested, nonforfeitable and exercisable warrant to purchase 2.5 million shares of the Company’s common stock at $4.94 per share. The Company estimated that the fair value of the warrant was $7.3 million and was amortizing the aggregate minimum value of the total consideration under the agreement of $67.3 million to primarily marketing and sales expense on a straight-line basis over the three-year term of the agreement prior to the amendment.

In June 2001, Amazon.com and the Company amended their advertising and technical services agreement, which was entered into in January 2000 and subsequently amended in July 2000. The amendment changed the termination date of the agreement from April 2003 to June 2002 and revises the total consideration under the agreement from $67.3 million over 36 months, including stock consideration of $37.3 million and cash payments of $30 million, to $46.3 million over 27 months, representing stock consideration of $37.3 million and cash payments of $9 million. Prior to the amendment, on an annualized basis, amortization was $22.4 million and was reduced to $19.9 million after the amendment. The Company remains obligated to pay additional amounts in cash if the advertising services exceed certain performance thresholds during the remaining term of the agreement. The Company is amortizing the remaining aggregate minimum value primarily to marketing and sales expense on a straight-line basis over the remaining term of the agreement. For the years ended December 30, 2001, and December 31, 2000, the Company recognized marketing and sales expense associated with such agreement of $19 million and $15.2 million, respectively.

Beauty.com

In February 2000, the Company acquired Beauty.com, Inc. (Beauty.com), an online retailer of prestige beauty products, in exchange for 1,266,289 shares of the Company’s common stock, subject to certain contingencies and the assumption of outstanding stock options. In July 2000, the Company and Beauty.com’s founder amended certain provisions of the initial purchase agreements, including eliminating the contingency on the issuance of approximately 587,000 shares of the Company’s common stock related to the continued employment of Beauty.com’s founder and reducing the total consideration to 1,235,530 shares of the Company’s common stock. The final purchase price, as amended, was determined to be $37.6 million. The acquisition has been accounted for as a purchase, and all identifiable assets were assigned a portion of the purchase price based on their respective fair values. In connection with the acquisition and subsequent amendment of the purchase agreements, the Company recognized approximately $45.1 million of intangible assets allocated to domain names, customer lists and goodwill based on an independent valuation. Of the $45.1 million, $10.8 million was recorded in the third quarter of 2000, including $10.4 million that was reclassified from deferred stock-based

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation to goodwill as of the date the purchase agreements were amended. The intangible assets, excluding goodwill which will no longer be amortized beginning in fiscal year 2002, are being amortized over their estimated useful lives of three years.

The pro forma consolidated financial information for the years ended December 31, 2000, and January 2, 2000, determined as if the Beauty.com acquisition had occurred at the beginning of each fiscal year, would have indicated net sales of $110.1 million and $35.1 million, net loss of $197.9 million and $149.4 million, and basic and diluted net loss per share of $3.63 and $7.48, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the Company and Beauty.com been combined during the specified periods.

WellPoint

In June 2000, the Company entered into a five-year strategic partnership with WellPoint Health Networks Inc. (WellPoint), a leading health plan owned pharmacy benefit management company. Pursuant to this agreement, the Company is designated as WellPoint’s preferred Internet pharmacy and drugstore, and has access to WellPoint’s members. In exchange, the Company issued WellPoint 750,000 shares of the Company’s common stock with a fair value of approximately $5.0 million and will make certain cash payments to WellPoint over the five-year term of the agreement. If the 750,000 shares of the Company’s common stock did not have a fair value of $10 million at the end of the second year, the Company would have been required to pay WellPoint the difference between the fair value of the stock and $10 million, in either cash or the Company’s common stock prior to the amendment.

In November 2000, the EITF of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19). EITF 00-19 provided clarification with respect to the classification and accounting treatment of derivative financial instruments indexed to a Company’s own stock. In accordance with the provisions of EITF 00-19, at the end of fiscal year 2000, the Company reclassified $9.3 million from stockholders’ equity to a long-term liability representing the difference between $10 million and the fair value of the Company’s common stock on December 31, 2000. At the end of the second quarter of fiscal year 2001, which is the effective date of EITF 00-19, the Company recorded a cumulative effect adjustment of a change in accounting principle of negative $4.1 million, which represents the difference between the fair value of the guarantee as of July 1, 2001, and the fair value of the guarantee on the original date of the agreement. During the third quarter of 2001, the Company and WellPoint agreed to amend certain terms of the agreement that reduced the fair market value of the guarantee from $10 million to $2.5 million. Accordingly, the Company recorded an extraordinary gain of $7.5 million on the reduction of this long-term liability. In addition, this amendment also changed the settlement terms such that the Company reclassified from long-term liability to equity $1.7 million in accordance with EITF 00-19. The amendment also reduces the total cash payments due to WellPoint under the agreement. Under the terms of the amendment and based on the fair market value of the Company’s common stock as of December 30, 2001, the Company would be obligated to pay $1.1 million in cash or issue an additional 545,337 shares of its common stock to satisfy the $2.5 million guarantee to WellPoint.

During 2001, an impairment analysis was performed on the asset recorded in conjunction with the WellPoint agreement, and it was determined to be impaired. See Note 5 for further discussion.

CIGNA

In June 2000, the Company entered into a five-year agreement with CIGNA HealthCare companies (CIGNA), one of the nation’s leading providers of health benefit programs. Pursuant to this agreement, the

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company will provide health and beauty products to CIGNA’s plan participants by providing them direct access to the Company’s Web site from the home page of CIGNA’s Internet site or through CIGNA mail order pharmacy. In exchange, the Company issued CIGNA a warrant to purchase 500,000 shares of the Company’s common stock at $7.76 per share. The fair value of such warrant was estimated at $2.2 million, and the cost of the agreement, which was measured based upon the fair market value of the warrant, was being amortized to marketing and sales expense on a straight-line basis over the five-year term of the agreement.

During 2001, an impairment analysis was performed on the asset recorded in conjunction with the CIGNA agreement, and it was determined to be impaired. See Note 5 for further discussion.

3.    Fixed Assets

Fixed assets consists of the following:

	December 30, 2001	December 31, 2000
	($ in thousands)
Computers and equipment	$28,825	$29,979
Purchased software	6,118	8,133
Furniture and fixtures	2,216	2,870
Leasehold improvements	10,281	11,542

	47,440	52,524
Less accumulated depreciation and amortization	(23,492)	(13,844)

	$23,948	$38,680

Included in computers and equipment as of December 30, 2001, are assets acquired under capital leases with an original cost of approximately $7.6 million. Included in computers and equipment and purchased software as of December 31, 2000, are assets acquired under capital leases with an original cost of approximately $9.2 million and $0.4 million, respectively. Accumulated amortization on the leased assets as of December 30, 2001, and December 31, 2000, was approximately $5.3 million and $3.8 million, respectively.

4.    Intangible Assets

Intangible assets consists of the following:

	December 30, 2001	December 31, 2000
	($ in thousands)
Access to insurance	$—	$192,142
Goodwill	38,661	38,661
Vendor agreement	12,265	28,890
Technology license, domain names and other	6,695	6,869

	57,621	266,562
Less accumulated amortization	(35,134)	(45,448)

	$22,487	$221,114

The intangible assets balance as of December 30, 2001, reflects the impairment of certain long-lived associated with various strategic agreements. See Note 5 for further discussion.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Impairment and Restructuring Charges

In 2001, the Company identified impairment indicators of its long-lived assets. These indicators included, but were not limited to, the Company reevaluating its long term financial plans, its book value compared to the market capitalization, a deterioration of economic and market conditions and substantially lower expectations of projected future operating results related to certain significant intangibles resulting from agreements primarily with Rite Aid and GNC. Therefore, the Company performed an analysis of its long-lived assets in accordance with the provisions of SFAS 121. The Company compared the undiscounted future forecasted cash flows to the respective carrying value of these long-lived assets with the assistance of an independent valuation specialist. For those long-lived assets for which the carrying amounts exceed the future forecasted undiscounted cash flows, the Company determined the fair value of these assets by discounting the future forecasted cash flows using a discount rate of 25%. This assessment resulted in an impairment charge of $169.9 million to record the amount by which the carrying amount of the long-lived assets exceed the respective fair values and related primarily to the intangible assets resulting from agreements with Rite Aid, GNC, CIGNA and WellPoint. The components of the impairment charge include access to insurance of $149.1 million, vendor agreements of $16.6 million and marketing contracts of $4.2 million. The future forecasted cash flows would not enable the Company to recover any carrying value attributable to the access to insurance intangible asset.

In January 2001, the Company’s board of directors approved a restructuring plan, and the Company terminated approximately 100 employees. As a result of the terminations, the Company decided to consolidate certain of its corporate facilities and is attempting to sublease or exit the leases associated with the excess facilities. Accordingly, the Company recorded an $8.5 million restructuring charge, including the forfeiture of a portion of our lease deposit associated with the cancellation of the Company’s lease for new office space, exiting leases associated with vacated facilities and writing-off related leasehold improvements and equipment. Included in the Company’s current liabilities as of December 30, 2001, is $1.2 million associated with exiting leases associated with vacated facilities.

6.    Commitments and Contingencies

The Company leases office and distribution center facilities under noncancelable operating leases, which call for fixed rental payments through 2005. In addition, the Company leases various office equipment under operating leases. The Company has the option to extend some of these leases for additional terms ranging from three to five years. Total rent expense under operating leases for the years ended December 30, 2001, December 31, 2000, and January 2, 2000, approximated $4.1 million, $6.3 million and $2.1 million, respectively.

The Company also leases computer equipment under noncancelable capital leases. Capital lease obligations bear interest at rates ranging from 4% to 9% and mature 24 to 36 months from the date of funding. At December 30, 2001, the Company did not have any additional financing available under these lease agreements.

The Company has entered into certain advertising and content agreements with Amazon.com, WellPoint and certain content providers that require the Company to make fixed payments over the term of the agreements. The costs associated with these agreements are amortized on a straight-line basis over the period such advertising and content is expected to be used.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum commitments at December 30, 2001, are as follows:

	Capital Leases	Operating Leases	Marketing Agreements
	(in thousands)
2002	$1,715	$3,367	$2,605
2003	473	2,834	750
2004	131	2,706	750
2005	71	1,187	375

Total minimum lease payments	2,390	$10,094	$4,480

Less amounts representing interest	(140)

Present value of minimum payments	2,250
Less current portion of capital lease obligations	(1,612)

Noncurrent portion of capital lease obligations	$638

Legal proceedings.    Shareholder class action lawsuits have been filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with the underwriters and certain of the Company’s present and former officers and directors, in connection with the Company’s July 27, 1999, initial public offering. Plaintiffs to one of the actions filed an amended complaint which makes similar claims and factual allegations in connection with the Company’s March 15, 2000, secondary offering. The allegations in the complaints vary, but in general they allege that the prospectuses through which the Company conducted the initial public offering and the secondary offering (together, the Offerings) were materially false and misleading for failure to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby they agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the aftermarket at predetermined prices. The complaints assert violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and seek unspecified damages and other relief. The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself in these matters. The Company maintains insurance policies that it believes will provide coverage for these claims and therefore believes that these claims will not have, individually or in the aggregate, a material adverse effect on its business prospects, financial condition or operating results. However, an unfavorable resolution in these matters could materially affect the Company’s business and future results of operation, financial position or cash flows.

From time to time, the Company also is subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business prospects, financial condition or operation results.

7.    Income Taxes

The Company did not provide any current or deferred United States federal income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carryforwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 30, 2001, the Company had approximately $360.5 million of net operating loss carryforwards that will expire beginning in 2018. Due to the issuance and sale of Series E preferred stock in 1999 and the acquisition of Beauty.com, the Company incurred ownership changes pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, the Company’s use of losses incurred through the date of these ownership changes will be limited during the carryforward period. The Company estimates that the use of approximately $61.8 million of net operating losses incurred through the date of the ownership change would be limited to approximately $15.5 million per year in order to offset future taxable income. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. The initial public offering and subsequent equity financings in 2000 did not cause additional ownership changes that would result in additional limitations on the utilization of net operating carryforwards.

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 30, 2001	December 31, 2000
	($ in thousands)
Deferred tax assets:
Net operating loss carryforward	$122,581	$88,783
Research and development credit carryforward	121	32
Amortization and impairment of intangible assets	58,549	3,978
Charitable contribution	1,225	1,224
Nonqualified stock options	3,323	1,687
Other temporary differences	3,644	2,889

Total gross deferred tax assets	189,443	98,593
Less valuation allowance	(189,443)	(98,593)

Net deferred tax assets.	$—	$—

In connection with the Beauty.com acquisition, the Company recorded deferred tax assets totaling $3.1 million and a corresponding increase in the valuation allowance. To the extent this net operating loss is realized, it would reduce any remaining goodwill.

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	December 30, 2001	December 31, 2000	January 2, 2000
	($ in thousands)
Income tax benefit at statutory rate	$96,160	$65,625	$39,378
Stock-based compensation	(320)	(2,842)	(5,228)
Amortization of intangible assets	(5,304)	(4,134)	—
Other permanent differences	621	(20)	(21)
Increase in valuation allowance	(91,157)	(58,629)	(34,129)

Income tax benefit	$—	$—	$—

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Stockholders’ Equity

Outstanding Warrants

In connection with the strategic agreements entered into with Amazon.com and CIGNA (see Note 2), the Company issued warrants to purchase the Company’s common stock at a predetermined price. Amazon.com was granted the right to purchase 2.5 million shares of the Company’s common stock at $4.94 per share, which expires in July 2002. CIGNA was granted the right to purchase 500,000 shares of the Company’s common stock at $7.76 per share, which expires in June 2005.

Convertible Preferred Stock

In June and August 1998, the Company issued 10,000,000 shares of Series A preferred stock in a private placement offering in exchange for gross cash proceeds of $4 million and a technology license and advertising agreement with Amazon.com that provides for the right to license certain technology and receive certain technological and advertising support from Amazon.com. In addition, the Company agreed to license its technology to Amazon.com and participate in mutually agreed upon advertising activities. No cash payments are required under the technology license and advertising agreement with Amazon.com. The Company valued the right to license certain technology and receive such technological and advertising support at $4 million based on the value of Series A preferred stock issued concurrently for cash. Such value was allocated to prepaid marketing expense, license rights and prepaid technical consulting services in the amount of $3.8 million, $150,000 and $85,000, respectively, based on their estimated fair value. The prepaid marketing expense was amortized over five months commencing in February 1999. The license rights and prepaid technical consulting services are being amortized over five years and approximately eight months, respectively, commencing on the date of the agreement. For the years ended December 30, 2001, December 31, 2000, and January 2, 2000, the Company recognized expenses under such agreement totaling $28,000, $28,000 and $3.8 million, respectively.

In October, November and December 1998, the Company issued 5,446,268 shares of Series B preferred stock in a private placement offering in exchange for gross cash proceeds of $18.2 million.

In January and March 1999, the Company issued 4,472,844 shares of Series C preferred stock in a private placement offering in exchange for gross cash proceeds of $35 million.

In June 1999, the Company issued 2,266,289 shares of Series D preferred stock in a private placement offering in exchange for $40 million in cash and $5 million in cable television advertising obligations that were to be used by the Company over a period of three years. During 2001, the Company extended the terms of the cable television advertising agreement by an additional year to June 2003 and reduced the advertising obligations to $2.5 million.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through a separate private placement transaction, the Company also issued 555,555 shares of common stock to Amazon.com, resulting in proceeds of approximately $10 million. Subsequent to the Company’s initial public offering, the total number of authorized shares was changed to 260,000,000 shares, of which 250,000,000 shares are common stock and 10,000,000 shares are undesignated preferred stock. Additionally, the par value of the Company’s common and preferred stock was changed to $.0001 per share.

In July 1999, the Company donated 200,000 shares of its common stock to the drugstore.com Foundation, a separately organized 501(c)(3) organization in which the Company is neither a trustee nor a beneficiary, and recognized the fair market value of the shares donated as a $3.6 million charitable contribution expense.

In March 2000, the Company completed the sale of 6,020,000 shares of its common stock at $18.00 per share. Of the 6,020,000 shares offered, 6,000,000 were offered by the Company and 20,000 were offered by an existing stockholder. Net proceeds to the Company aggregated approximately $101.6 million.

In August 2000, the Company completed the sale of approximately 8.1 million shares of common stock at $4.9375 per share and approximately 46,000 shares of preferred stock at $493.75 per share. The preferred stock was a participating, non-voting, preferred instrument that converted into 4,593,989 shares of common stock on November 10, 2000, upon stockholder approval. Net proceeds to the Company aggregated approximately $62.3 million.

A portion of the Company’s shares outstanding is subject to repurchase by the Company over a three-year period. As of December 30, 2001, there were 157,500 shares subject to repurchase rights at $0.04 per share.

Common Stock Reserved for Future Issuance

The following table represents the number of shares of common stock reserved for future issuance as of December 30, 2001:

Stock option plan	19,882,347
Employee stock purchase plan	1,226,634
Warrants to purchase common stock	3,000,000

24,108,981

9.    Employee Benefit Plans

Defined Contribution Plan

Effective April 1999, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees (401(k) Plan). Eligible employees may contribute amounts to the 401(k) Plan, via payroll withholding, subject to certain limitations. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,500 in 2001) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. To date, the Company has not made any matching contributions to the 401(k) Plan.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 Stock Plan

Under the terms of the 1998 Stock Plan, as amended (1998 Stock Plan), the board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. In connection with the introduction of the 1998 Stock Plan, 2,735,000 shares of common stock were reserved for future issuance. During 1999, the Company increased the number of shares reserved for future issuance under such plan by 8,265,000. During 2000, the Company’s stockholders approved an increase in the number of shares reserved for future issuance under such plan by 7,000,000 shares, bringing the total shares reserved for future issuance to 18,000,000. Additionally, the Company’s stockholders approved an automatic annual increase, beginning on the first day of our fiscal year starting in 2001, equal to (i) the lesser of (a) 5% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year and (b) 6,000,000 shares or (ii) a lesser amount determined by the plan administrator; provided that any shares from any such increase in previous years that are not actually issued will be added to the aggregate number of shares available for issuance under the 1998 Stock Plan. Pursuant to this provision, 3,336,591 additional shares were reserved for future issuance under the 1998 Stock Plan on January 1, 2002.

Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of grant, as determined by the board of directors. Options generally vest over a four to five year period and expire ten years from the date of grant.

In May 2000, the Company’s board of directors granted options to purchase an aggregate of approximately 3.3 million shares of its common stock to certain of its existing employees at an exercise price of $7.00 per share, which was below the fair market value on the date of the grant. The options were granted under the Company’s 1998 Stock Plan and vest over a four-year period, with one-fourth of the total number of shares subject to the options vesting six months after the grant date and the remaining shares vesting in equal installments at the end of each six-month period thereafter. Accordingly, during the second quarter of 2000, the Company recorded deferred stock-based compensation of approximately $5.3 million, which is being amortized over the vesting period of the options using the multiple-option approach.

In October 2000, the Company’s board of directors granted options to purchase an aggregate of approximately 4.9 million shares of its common stock to certain of its existing employees at an exercise price of $0.01 per share, which was below the fair market value on the date of the grants. The options were granted under the Company’s 1998 Stock Plan and vest over an 18 month period, with 40% of the total number of shares subject to the options vesting six months after the grant date and the remaining shares vesting in equal installments at the end of each six-month period thereafter. Accordingly, during the fourth quarter of 2000, the Company recorded deferred stock-based compensation of approximately $12.2 million, which is being amortized over the vesting period of the options using the multiple-option approach.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity under the Company’s 1998 Stock Plan:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 1999	1,211,666	1,515,334	$.18
Additional authorizations	8,265,000	—	—
Options granted	(4,958,075)	4,958,075	$19.99
Options exercised	—	(202,253)	$.23
Options forfeited	420,498	(420,498)	$6.84

Outstanding at January 2, 2000	4,939,089	5,850,658	$16.49
Additional authorizations and options assumed in the Beauty.com acquisition	7,032,404	—	—
Options granted	(12,635,424)	12,635,424	$6.69
Options exercised	—	(383,961)	$.66
Options forfeited	3,419,995	(3,419,995)	$13.01

Outstanding at December 31, 2000	2,756,064	14,682,126	$9.27

Additional authorizations	3,259,758	—	—
Options granted	(4,351,525)	4,351,525	$1.28
Options exercised	—	(815,601)	$.18
Options forfeited	5,430,197	(5,430,197)	$9.00

Outstanding at December 30, 2001	7,094,494	12,787,853	$7.19

The following table summarizes information regarding stock options outstanding and exercisable as of December 30, 2001:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Vested and Exercisable Number of Shares	Weighted- Average Exercise Price
$ .01 to $ 2.50	7,449,020	$0.69	9.0 years	3,182,327	$0.32
$ 2.51 to $ 7.50	2,812,989	$6.50	8.4 years	1,252,723	$6.68
$ 7.51 to $15.00	370,534	$8.52	7.9 years	182,760	$8.47
$15.01 to $30.00	728,371	$23.05	8.0 years	302,289	$22.96
$30.01 to $67.50	1,426,939	$34.05	7.8 years	455,692	$35.49

Total	12,787,853	$7.19	8.6 years	5,375,791	$6.33

Under APB No. 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option or the purchase price of restricted stock was lower than the deemed fair value for financial reporting purposes of the underlying common stock. For the years ended December 30, 2001, December 31, 2000, and January 2, 2000, the Company recorded aggregate deferred stock-based compensation of $0, $17.6 million and $22.6 million, respectively. The deferred stock-based compensation is being amortized over the vesting period of the underlying options and restricted

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock. For the years ended December 30, 2001, December 31, 2000, and January 2, 2000, total amortization of stock-based compensation recognized was $6.5 million (net of cancellations of $0.8 million), $15.1 million and $15.4 million, respectively, and $3.6 million, $5.6 million and $0.4 million, respectively, of deferred stock based compensation was reversed due to stock option cancellations.

Had the stock-based compensation for the Company’s 1998 Stock Plan and restricted stock agreements been determined based on the Black-Scholes model using the multiple-option approach, the Company’s net loss would have been adjusted to the following pro forma amount for the years ended December 30, 2001, December 31, 2000, and January 2, 2000:

	Year ended December 30, 2001	Year ended December 31, 2000	Year ended January 2, 2000
	($ in thousands)
Net loss—as reported	$(282,825)	$(193,015)	$(115,831)
Incremental pro forma compensation expense under SFAS 123	(14,199)	(32,815)	(2,589)

Net loss—pro forma	$(297,024)	$(225,830)	$(118,420)

Basic and diluted net loss per share—as reported	$(4.28)	$(3.56)	$(6.13)

Basic and diluted net loss per share—pro forma	$(4.50)	$(4.17)	$(6.27)

The weighted-average fair value of options granted during the years ended December 30, 2001, December 31, 2000, and January 2, 2000, was $0.98, $9.06 and $14.87, respectively, for options granted at fair market value. The initial impact on pro forma net loss may not be representative of compensation expense in future years when the effect of amortization of multiple awards would be reflected in pro forma earnings.

The fair value at each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The volatility of the Company’s stock prior to its initial public offering was estimated based on a review of a peer group of Internet companies at a comparable developmental stage. Subsequent to the Company’s initial public offering, the volatility of the Company’s stock was based on its historical volatility. The following weighted average assumptions were utilized in arriving at the fair value of each option grant:

	January 1, 2001 to December 30, 2001	January 3, 2000 to December 31, 2000	July 27, 1999 to January 2, 2000	January 1, 1999 to July 26, 1999
Risk-free interest rate	4.20%	6.25%	6.5%	6.5%
Expected life	3 years	3 years	3 years	3 years
Volatility	133%	130%	80%	50%

1999 Employee Stock Purchase Plan

The Company’s 1999 Employee Stock Purchase Plan, as amended (1999 Employee Stock Purchase Plan) was adopted by the board of directors in 1999, and was effective upon the completion of the Company’s initial public offering of its common stock. A total of 500,000 shares of common stock has been reserved for issuance under the 1999 Employee Stock Purchase Plan, plus an annual increase on the first day of each of the fiscal years beginning in 2000, 2001, 2002, 2003 and 2004 equal to the lesser of (1) 500,000 shares, (2) three percent (3%) of our shares outstanding on the last day of the immediate preceding fiscal year, or (3) such lesser number of shares

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as is determined by the board of directors. Pursuant to this provision, 500,000 additional shares were reserved for future issuance under the 1999 Employee Stock Purchase Plan on January 1, 2002. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first or the last day of the applicable six-month purchase period. For the years ended December 30, 2001, and December 31, 2000, employees purchased 72,967 and 200,399 shares, respectively, of the Company’s common stock in exchange for $105,000 and $1.9 million, respectively. As of December 30, 2001, there were 1,226,634 shares reserved for future issuance.

10.    Related Parties

For the years ended December 30, 2001, December 31, 2000, and January 2, 2000, the Company purchased $71.4 million, $46.2 million and $10.5 million, respectively, of inventory and fulfillment-related services in connection with the agreements between the Company and Rite Aid. The Company also recognized $2.3 million, $2.3 million and $1.1 million of marketing and sales expense in connection with these agreements for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively. At December 30, 2001 and December 31, 2000, there was approximately $9.3 million and $5.3 million, respectively, included in the Company’s accounts receivable, representing amounts Rite Aid is collecting from customers and insurance companies on the Company’s behalf. Approximately $15.1 million and $13.3 million relating to the purchase of inventory and fulfillment-related services from Rite Aid was payable as of December 30, 2001 and December 31, 2000, respectively.

The Company recognized marketing and sales expense in connection with its strategic relationship with Amazon.com (see Note 2) totaling approximately $19 million and $20.3 million for the years ended December 30, 2001 and December 31, 2000, respectively.

11.    Subsequent Events

In January 2002, the Compensation Committee of the Company’s board of directors approved a grant of stock options to purchase an aggregate of approximately 2.4 million shares of its common stock to certain of its existing employees at an exercise price of $1.93 per share, which was below the fair market value on the date of the grant. The options were granted under the Company’s 1998 Stock Plan and will vest over a four year period, with 20% of the total number of shares subject to the options vesting on June 30, 2002 and the remaining shares vesting in equal installments at the end of each quarter thereafter. Accordingly, the Company expects to record deferred stock-based compensation of approximately $1.1 million, which will be amortized over the vesting period of the options using the multiple-option approach.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Quarterly Results of Operations (unaudited)

The following tables contain selected unaudited Consolidated Statement of Operations information for each quarter of fiscal years 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 30, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except share and per share data)
Net sales	$43,476	$34,978	$34,035	$32,769
Cost of sales	35,438	29,001	28,494	27,766

Loss before extraordinary gain and cumulative effect of change in accounting principle(1)	$(182,872)	$(33,659)	$(28,017)	$(41,656)
Extraordinary gain on renegotiation of equity guarantee	—	7,500	—	—
Cumulative effect of change in accounting principle	—	—	(4,121)	—

Net loss(1)	$(182,872)	$(26,159)	$(32,138)	$(41,656)

Basic and diluted loss per share(2):
Prior to extraordinary gain and cumulative effect of change in accounting principle	$(2.75)	$(0.50)	$(0.43)	$(0.64)
Extraordinary gain	—	0.11	—	—
Cumulative effect of change in accounting principle	—	—	(0.06)	—

	$(2.75)	$(0.39)	$(0.49)	$(0.64)

Shares used in computation of basic and diluted loss per share	66,426,619	66,261,576	65,940,203	65,471,019

	Year Ended December 31, 2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except share and per share data)
Net sales	$36,159	$26,480	$24,602	$22,738
Cost of sales	30,916	24,047	22,867	22,881
Net loss	(43,173)	(45,703)	(54,657)	(49,482)
Basic and diluted loss per share(2)	$(0.68)	$(0.80)	$(1.07)	$(1.09)
Shares used in computation of basic and diluted loss per share	63,157,832	57,324,506	50,987,471	45,229,624

(1)	The fourth quarter of 2001 includes a $169.9 million impairment charge related to the write-down of intangible assets.

(2)
The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the weighted-average shares outstanding and the effects of rounding for each period.

DRUGSTORE.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended December 30, 2001
Allowance for doubtful accounts	$154	$53	$—	$124	(A)	$83
Allowance for sales returns	$165	$1,172	$—	$1,130	(B)	$207
Reserve for inventory obsolescence	$1,061	$1,124	$—	$655	(C)	$1,530

Year Ended December 31, 2000
Allowance for doubtful accounts	$170	$511	$—	$527	(A)	$154
Allowance for sales returns	$81	$996	$—	$912	(B)	$165
Reserve for inventory obsolescence	$556	$1,101	$—	$596	(C)	$1,061

Year Ended January 2, 2000
Allowance for doubtful accounts	$—	$385	$—	$215	(A)	$170
Allowance for sales returns	$—	$336	$—	$255	(B)	$81
Reserve for inventory obsolescence	$—	$606	$—	$50	(C)	$556

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.

(B)	Deductions consist of sales credits to customers for product returns.

(C)	Deductions consist of write-off of obsolete inventory and inventory shrinkage.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, state of Washington, on March 29, 2002.

DRUGSTORE.COM, INC.

By:	/S/ KAL RAMAN
Kal Raman, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Kal Raman and Robert A. Barton, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

Signature	Title

/S/ KAL RAMAN Kal Raman	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ ROBERT A. BARTON Robert A. Barton	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ PETER M. NEUPERT Peter M. Neupert	Chairman of the Board

/S/ JEFFREY P. BEZOS Jeffrey P. Bezos	Director

/S/ BROOK H. BYERS Brook H. Byers	Director

/S/ L. JOHN DOERR L. John Doerr	Director

/S/ MELINDA FRENCH GATES Melinda French Gates	Director

Signature	Title

/S/ DAN LEVITAN Dan Levitan	Director

/S/ WILLIAM D. SAVOY William D. Savoy	Director