Form 10-Q
period 2002-03-31
DRUGSTORE COM INC
filed 2002-05-15
CIK 1086467

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-78813

drugstore.com, inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3416255
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13920 Southeast Eastgate Way, Suite 300
Bellevue, Washington 98005
(Address of principal executive offices)

(425) 372-3200
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of common stock, $.0001 par value, outstanding on May 10, 2002 was 67,571,809.

DRUGSTORE.COM, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2002	December 30, 2001
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$37,578	$39,518
Marketable securities	33,233	39,238
Accounts receivable, net	11,951	10,171
Inventories	6,776	6,659
Prepaid marketing expenses	9,411	12,539
Other current assets	2,086	1,500

Total current assets	101,035	109,625

Fixed assets, net of accumulated depreciation of $24,769 and $23,492	21,441	23,948
Intangible assets, net	7,174	7,888
Goodwill, net	14,599	14,599
Prepaid marketing expenses	14,313	14,884
Deposits and other assets	354	354

Total assets	$158,916	$171,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,416	$20,309
Accrued compensation	2,808	2,608
Accrued marketing expenses	1,703	2,249
Other current liabilities	1,930	2,031
Current portion of capital lease obligations	1,313	1,612

Total current liabilities	30,170	28,809

Capital lease obligations, less current portion	439	638

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares–10,000,000
Issued and outstanding shares-None	—	—
Common stock, $.0001 par value, stated at amounts paid in:
Authorized shares–250,000,000
Issued and outstanding shares–67,445,049 and 66,731,818 as of March 31, 2002 and December 30, 2001, respectively	744,300	742,949
Deferred stock-based compensation	(1,718)	(1,400)
Accumulated deficit	(614,275)	(599,698)

Total stockholders’ equity	128,307	141,851

Total liabilities and stockholders’ equity	$158,916	$171,298

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
Net sales	$43,936	$32,769
Costs and expenses:
Cost of sales	35,432	27,766
Fulfillment and order processing (1)	6,670	7,768
Marketing and sales (2)	8,716	10,942
Technology and content (3)	3,530	5,715
General and administrative (4)	3,035	4,086
Restructuring charge	—	7,294
Amortization of intangible assets	714	9,711
Amortization of stock-based compensation	767	2,877

Total costs and expenses	58,864	76,159

Operating loss	(14,928)	(43,390)
Interest income, net	351	1,734

Net loss	$(14,577)	$(41,656)

Basic and diluted net loss per share	(0.22)	(0.64)

Weighted average shares outstanding used to compute basic and diluted net loss per share	67,043,395	65,471,019

(1)	Excludes amortization of stock-based compensation of $177 and $514 for the three months ended March 31, 2002 and April 1, 2001, respectively.

(2)	Excludes amortization of stock-based compensation of $91 and $418 for the three months ended March 31, 2002 and April 1, 2001, respectively.

(3)	Excludes amortization of stock-based compensation of $272 and $923 for the three months ended March 31, 2002 and April 1, 2001, respectively.

(4)	Excludes amortization of stock-based compensation of $227 and $1,022 for the three months ended March 31, 2002 and April 1, 2001, respectively.

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

			Deferred Stock-Based Compensation	Accumulated Deficit
	Common Stock
	Shares	Amount			Total
Balance at December 30, 2001	66,731,818	$742,949	$(1,400)	$(599,698)	$141,851
Exercise of stock options	678,618	231	—	—	231
Employee stock purchase plan	34,613	35	—	—	35
Deferred stock-based compensation, net of cancellations of $56	—	1,085	(1,085)	—	—
Amortization of stock-based compensation	—	—	767	—	767
Net loss	—	—	—	(14,577)	(14,577)

Balance at March 31, 2002	67,445,049	$744,300	$(1,718)	$(614,275)	$128,307

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
Operating Activities:
Net loss	$(14,577)	$(41,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	2,596	3,437
Marketing and sales	3,612	6,291
Restructuring charge	—	7,294
Amortization of intangible assets	714	9,711
Amortization of stock-based compensation	767	2,877
Changes in:
Accounts receivable	(1,780)	(5)
Inventories	(117)	1,560
Prepaid marketing expenses	87	392
Other current assets	(586)	(936)
Deposits and other assets	—	1,250
Accounts payable and accrued expenses	1,660	(5,232)
Other	(54)	13

Net cash used in operating activities	(7,678)	(15,004)

Investing Activities:
Purchases of marketable securities	(19,449)	(20,035)
Sales of marketable securities	25,495	21,856
Purchase of fixed assets, net of proceeds	(76)	(240)

Net cash provided by investing activities	5,970	1,581

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	266	127
Principal payments on capital lease obligations	(498)	(1,020)

Net cash used in financing activities	(232)	(893)

Net decrease in cash and cash equivalents	(1,940)	(14,316)

Cash and cash equivalents at beginning of period	39,518	108,032

Cash and cash equivalents at end of period	$37,578	$93,716

Supplemental Cash Flow Information:
Cash paid for interest	$52	$118
Equipment acquired in capital lease agreements	—	$44
Forfeiture of cancelled lease deposit	—	$4,500

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. In addition, the balance sheet at December 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, and accompanying notes, included in drugstore.com, inc.’s (the Company) Annual Report on Form 10-K for the year ended December 30, 2001, filed with the Securities and Exchange Commission on April 1, 2002. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on December 31, 2001 (the beginning of fiscal year 2002). Under SFAS 142, goodwill is no longer being amortized over its expected useful life, but is instead assessed for impairment on an annual basis. Separately identifiable intangible assets that do not have an indefinite useful life will continue to be amortized. The Company recorded goodwill in conjunction with the acquisition of Beauty.com that was amortized through December 2001, at which time, amortization ceased. The Company expects a reduction of $13.5 million and $1.1 million in amortization expense associated with the Beauty.com goodwill during fiscal years 2002 and 2003, respectively, due to the implementation of SFAS 142. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. As the Company plans to perform the transitional impairment test required by the first phase of the process during the second quarter of 2002, the Company has not yet determined if there is any impairment of goodwill.

In accordance with SFAS 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	Three Months Ended
	March 31, 2002	April 1, 2001
	(in thousands, except per share data)
Net loss:
Net loss, as reported	$(14,577)	$(41,656)
Goodwill amortization	—	3,369

Adjusted net loss	$(14,577)	$(38,287)

Basic and diluted net loss per share:
Net loss per share, as reported	$(0.22)	$(0.64)

Goodwill amortization	—	.05

Basic and diluted adjusted net loss per share	$(0.22)	$(0.59)

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the three months ended March 31, 2002, no intangible assets or goodwill were acquired, impaired or disposed. Net intangible assets consists of the following (in thousands):

	As of March 31, 2002			As of December 30, 2001
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Contract related	$12,415	$(6,973)	$5,442	$12,415	$(6,786)	$5,629
Customer related	670	(484)	186	670	(428)	242
Marketing related	5,765	(4,219)	1,546	5,765	(3,748)	2,017

Intangible assets, net	$18,850	$(11,676)	$7,174	$18,850	$(10,962)	$7,888

Intangible assets are scheduled to be amortized over the next seven years and expected amortization for the next five years is as follows (in thousands):

Remaining 2002	$2,138
2003	945
2004	744
2005	744
2006	744
2007	744

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended
	March 31, 2002	April 1, 2001
	(in thousands, except share and per share data)

Net loss	$(14,577)	$(41,656)

Weighted average shares outstanding	67,172,337	65,996,195
Less weighted average shares subject to repurchase or contingently issuable Pursuant to contract terms	(128,942)	(525,176)

Shares used in computation of basic and diluted net loss per share	67,043,395	65,471,019

Basic and diluted net loss per share	$(0.22)	$(0.64)

At March 31, 2002 and April 1, 2001, there were 17,619,674 and 16,763,381 stock options and warrants outstanding, respectively, that were excluded from the computation of diluted net loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

3.    Restructuring charge

In January 2001, the Company’s board of directors approved a restructuring plan, and the Company terminated approximately 100 employees. As a result of the terminations, the Company consolidated certain of its corporate facilities and is attempting to sublease or exit the leases associated with the excess facilities. Accordingly, the Company recorded a $7.3 million restructuring charge, which includes the forfeiture of a portion of our lease deposit associated with the cancellation of the Company’s lease for new office space, exiting leases associated with vacated facilities and writing-off related leasehold improvements and equipment for the period ended April 1, 2001. Included in the Company’s current liabilities as of March 31, 2002, is $0.9 million associated with exiting leases associated with vacated facilities.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

4.    Stock Options

The following table summarizes activity under the Company’s stock plans:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 30, 2001	7,094,494	12,787,853	$7.19
Additional authorizations	3,336,591	—	—
Options granted	(2,878,300)	2,878,300	$2.02
Options exercised	—	(678,618)	$0.34
Options forfeited	367,861	(367,861)	$10.22

Outstanding at March 31, 2002	7,920,646	14,619,674	$6.41

In January 2002, the Compensation Committee of the Company’s board of directors approved a grant of stock options to purchase an aggregate of approximately 2.4 million shares of its common stock to certain of its existing employees at an exercise price of $1.93 per share, which was below the fair market value on the date of the grant. The options were granted under the Company’s 1998 Stock Plan and will vest over a four year period, with 20% of the total number of options vesting on June 30, 2002 and the remaining options vesting in equal installments at the end of each quarter thereafter. Accordingly, the Company recorded deferred stock-based compensation of approximately $1.1 million, which is being amortized over the vesting period of the options using the multiple-option approach.

As of March 31, 2002, 5,137,145 of the total options outstanding were exercisable with a weighted-average exercise price of $6.73 per share.

5.    Commitments and Contingencies

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance and include, but are not limited to, statements concerning:

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

Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that could cause such differences include, but are not limited to, those identified under “Factors That May Affect Our Business” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on April 1, 2002 and other risks included from time to time in the company’s other SEC reports and press releases, copies of which are available from the company upon request.

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

Overview

drugstore.comTM is a leading online drugstore and information site offering The Simple Way to Look and Feel Your BestTM for health, beauty, wellness, personal care and pharmacy products. We also sell prestige beauty products through the Beauty.comTM Web site, which we purchased in February 2000. The drugstore.com and Beauty.com Web sites provide a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. The drugstore.com Web store offers thousands of brand-name personal health care products at competitive prices; a full-service, licensed retail pharmacy; and a wealth of health-related information, buying guides and other tools designed to help consumers make informed purchasing decisions.

drugstore.com has been awarded Verified Internet Pharmacy Practice Sites (VIPPS) certification by the National Association of Board of Pharmacy (NABP) as a fully licensed facility exercising quality pharmacy practices in compliance with federal and state laws and regulations. In the year 2001, drugstore.com received a number of awards including the Platinum e-Healthcare Leadership Award for Best Online Pharmacy by Forrester PowerRankings, which provides objective rankings of the leading e-commerce sites.

We were incorporated in April 1998 and commercially launched our Web site on February 24, 1999. Since the commercial launch of our Web site, we have focused on acquiring and retaining customers, expanding our product offerings, building vendor relationships, promoting our brand name, improving the efficiency of our order fulfillment processes, establishing customer service operations and developing and improving our own distribution capabilities.

We offer a broad base of replenishment products and have expanded into niche specialty items with high margins that differentiate drugstore.com from other retail drugstores. Our specialty offerings include sexual well being, pets, home spa, a GNC Live Well brand store, products from Philosophy, a natural store which carries wholesome products by brands such as Burt’s Bees and Tom’s of Maine, and salon hair care products, as well as prestige beauty products available at Beauty.com. We continue to evaluate new opportunities for specialty items that will grow our revenues, margin and customer base. Our merchandisers continue to monitor and stay ahead of the trends, and this quarter was no exception. With the launch of our new Baby Store, drugstore.com is prepared for this summer’s rumored baby boom. The new store offers an expanded breadth of products that address all the essentials needed from preconception planning to potty training, adds new premium baby care brands such as Baby Bjorn, Lansinoh, Kidco and The First Years, and continues to carry hard-to-find natural baby care brands like California Baby, Burt’s Bees Baby Bee and Nature Boy & Girl.

In the pharmacy, we continue to develop relationships to expand our insurance coverage. During the first quarter of 2002, we entered into a network and marketing relationship with Blue Cross/Blue Shield of Massachusetts, and will now have the ability to serve their 2.4 million members.

We offer and continue to develop new services for our customers that make their shopping experience more relevant and personal. We provide personalized emails targeted to our customers buying habits; email newsletters with new product offerings, great deals and health, beauty and wellness tips; and eMedalert™, which alerts our customers to critical and timely information regarding product warnings, updates and recalls. Customers can also register for email reminders to notify them when to reorder or refill a prescription. We continue to evaluate and launch new features that will improve a customer’s shopping experience and also help drugstore.com create awareness for higher end, higher margin products. During the first quarter of 2002, we re-launched a streamlined homepage with improved navigational features, a more visible search function and fewer graphics for quicker load times. Image weight was reduced by half and loading time was made faster by 5 to 10 seconds, making it that much easier for customers to shop our Web store.

Our key partnerships continue to provide us with various marketing opportunities to increase awareness about drugstore.com. Rite Aid and drugstore.com continue to jointly promote Rite Aid.com, powered by drugstore.com, a Rite Aid branded version of the drugstore.com Web site. Recently, Rite Aid has established an internet relationship with Express Scripts to be its health and beauty business partner. With this new relationship, Rite Aid.com, linked to Express Scripts.com, now has access to the customers of three of the top five pharmacy benefit managers. In addition, our relationship with Rite Aid has begun to benefit our customers in ways beyond pharmacy. During the first quarter of 2002, we began selling over-the-counter Rite Aid private label products. We now offer over 100 Rite Aid brand SKU’s throughout our store. By adding these products, we are able to provide our consumers with a private label option with a competitive price, and we are able to enjoy the higher margins that private label products offer. These are unique examples of how the partnerships we have developed and continue to leverage, can continue to improve the customer experience.

These products, services and partner offerings combine to make the drugstore.com shopping experience unique.

Results of Operations

We have incurred net losses of $614.3 million from inception to March 31, 2002. We believe that we will continue to incur net losses for at least the next two years (and possibly longer). We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce.

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

Net Sales

	Three Months ended March 31, 2002	% Change	Three Months ended April 1, 2001
	($ in thousands)
Net sales	$43,936	34%	$32,769
New customers	207,000	21%	171,000
Orders from repeat customers as a percentage of total orders	69%		68%
% of net sales from pharmaceutical products	59%		51%

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Discounts and coupons are routinely offered to customers as incentives to attract and retain customers. In addition, we generally refund all or a portion of the sale if a customer is not satisfied with a particular product or the level of customer service we provide. Allowances for refunds and sales price incentives, including discounts and coupons, are netted against the related sales price in net sales. Sales returns and allowances have not been significant to date. In the future, we may expand or increase the coupons and discounts we offer to our customers.

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

Our net sales growth was primarily attributable to an increase in order volume and increased net sales per order. Total orders processed grew by 24% year over year and net sales per order increased to $67 for the three months ended March 31, 2002 from $62 for the three months ended April 1, 2001. The increase in total orders processed is primarily attributable to our growing customer base and the increase in net sales per order is due to our merchandising of higher priced products and fewer promotional discounts offered to customers. In addition, the percentage of net sales from pharmaceutical products grew to 59% during the first quarter of 2002, primarily as a result of the growing success of Rite Aid.com powered by drugstore.com. We expect that net sales will be approximately $46 million for the second quarter of 2002 and approximately $200 million for fiscal year 2002. We expect to add approximately 195,000 new customers in the second quarter of 2002 and approximately 800,000 to 900,000 new customers for fiscal year 2002.

Cost of Sales

	Three Months ended March 31, 2002	% Change	Three Months ended April 1, 2001
	($ in thousands)
Cost of sales	$35,432	28%	$27,766
Percentage of net sales	81%		85%

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

Cost of sales as a percent of net sales decreased primarily as a result of improved product and shipping margins. We continue to improve product margin through a more favorable mix of product sales that includes specialty and seasonal merchandise as well as our prestige beauty line sold through Beauty.com. Our shipping costs continue to exceed the amount we charge customers; however, the amount we subsidize decreased significantly for the three months ended March 31, 2002 compared to the three months ended April 1, 2001. We expect to continue to subsidize a portion of our shipping costs for the foreseeable future as a strategy to attract and retain customers, although we expect this subsidy to continue to decrease. In addition, sales incentives offered to customer have also decreased from the first quarter of 2001. Although we continue to offer promotional discounts and merchandise as a strategy to attract new customers, such amounts have decreased over time as a percentage of net sales. We expect cost of sales as a percentage of net sales for the second quarter of 2002 and for fiscal year 2002 to be relatively consistent with the first quarter of 2002.

Fulfillment and Order Processing

	Three Months ended March 31, 2002	% Change	Three Months ended April 1, 2001
	($ in thousands)
Fulfillment and order processing	$6,670	(14%)	$7,768
Percentage of net sales	15%		24%

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

Fulfillment and order processing expenses decreased in absolute dollars and as a percentage of net sales primarily as a result of a decrease in variable labor costs due to the efficiencies gained in the operations of the distribution center and an increase in the volume of orders being processed. We expect that fulfillment and order processing expenses for the second quarter of 2002 will be approximately 15% of net sales and approximately 15 to 16% of net sales for fiscal year 2002.

Marketing and Sales

	Three Months ended March 31, 2002	% Change	Three Months ended April 1, 2001
	($ in thousands)
Marketing and sales	$8,716	(20%)	$10,942
Percentage of net sales	20%		33%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts, including the amortization of our marketing agreement with Amazon.com, Inc. (Amazon.com) totaling $4.6 million and $5.4 million, respectively for the three months ended March 31, 2002 and April 1, 2001.

The decrease in marketing and sales expenses for the three months ended March 31, 2002 is primarily attributable to a decrease in amortization associated with the renegotiation of our marketing agreement with Amazon.com and a decrease in permanent and temporary employees. We have also become more efficient with our marketing expenses by exploring new and different marketing channels. As a result, marketing and sales expense per new customers has also decreased significantly to $42 for the three months ended March 31, 2002 from $64 for the three months ended April 1, 2001.

We expect that marketing and sales expense per new customer will be between $40 and $42 for the second quarter of 2002 and between $35 and $40 for fiscal year 2002.

Technology and Content

	Three Months ended March 31, 2002	% Change	Three Months ended April 1, 2001
	($ in thousands)
Technology and content	$3,530	(38%)	$5,715
Percentage of net sales	8%		17%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web sites and their content. These expenses also include payroll and related expenses for information technology personnel, Internet access and hosting charges and our Web sites’ content and design expenses.

Technology and content expenses decreased primarily due to the reduction in headcount and related expenses. We expect that technology and content expenses for the second quarter of 2002 will remain relatively consistent with the first quarter of 2002. For fiscal year 2002, we expect technology and content expenses to remain consistent with or less than our fiscal year 2001 technology and content expenses.

General and Administrative

	Three Months ended March 31, 2002	% Change	Three Months ended April 1, 2001
	($ in thousands)
General and administrative	$3,035	(26%)	$4,086
Percentage of net sales	7%		12%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

General and administrative expenses decreased primarily due to a reduction in personnel costs, reduced rent expense and lower depreciation expense. We expect that general and administrative expenses for the second quarter of 2002 will remain relatively consistent with the first quarter of 2002. For fiscal year 2002, general and administrative expenses should remain relatively consistent with or less than our fiscal year 2001 general and administrative expenses.

Restructuring Charge

	Three Months ended March 31, 2002	% Change	Three Months ended April 1, 2001
	($ in thousands)
Restructuring charge	—	—	$7,294
Percentage of net sales	—		22%

In the first quarter of 2001, we recorded a restructuring charge primarily associated with forfeiting a portion of our lease deposit, exiting leases associated with vacated facilities and writing-off related leasehold improvements and equipment.

Amortization of Intangible Assets

	Three Months ended March 31, 2002	% Change	Three Months ended April 1, 2001
	($ in thousands)
Amortization of intangible assets	$714	(93%)	$9,711
Percentage of net sales	2%		30%

Amortization of intangible assets includes the amortization expense associated with the assets received in connection with agreements with General Nutrition Companies, Inc. (GNC); assets acquired in connection with the purchase of Beauty.com, including domain names; and other intangible assets, including a technology license agreement, domain names and trademarks. For the three months ended April 1, 2001, amortization of intangible assets also included the amortization expense associated with the assets received in connection with agreements with Rite Aid including access to insurance, and goodwill recorded in connection with the purchase of Beauty.com.

During fiscal year 2001, certain intangible assets were written down to their estimated fair values, thus significantly reducing the amortization recorded during the three months ended March 31, 2002. In addition, as of the beginning of fiscal year 2002, due to the implementation of SFAS 142, amortization expense was further reduced because the goodwill associated with the acquisition of Beauty.com is no longer being amortized. We expect amortization of intangible assets for the remainder of 2002 to be approximately $2.1 million.

Amortization of Stock-based Compensation

	Three Months ended March 31, 2002	% Change	Three Months ended April 1, 2001
	($ in thousands)
Amortization of stock-based compensation	$767	(73%)	$2,877
Percentage of net sales	2%		9%

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

In January 2002, we recorded additional deferred stock-based compensation of approximately $1.1 million, which is being amortized over the vesting period of the options granted using the multiple-option approach.

Deferred stock-based compensation for stock options and restricted stock issued to our employees will be subsequently recognized as an expense, subject to continuing employment, for the remainder of 2002 and each of the next three fiscal years as follows:

Fiscal Year	Amount
(in thousands)
Q2 2002	$378
Q3 2002	301
Q4 2002	237
2003	564
2004	192
2005	46

Interest Income and Expense

	Three Months ended March 31, 2002	% Change	Three Months ended April 1, 2001
	($ in thousands)
Interest income, net	$351	(80%)	$1,734

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists of interest associated with capital lease obligations. Net interest income decreased as a result of our decreasing cash, cash equivalents and marketable securities balances as well as decreases in interest rates. We expect net interest income to decrease in the second quarter of 2002 and fiscal year 2002 as our average outstanding balance of cash, cash equivalents and marketable securities is reduced over time.

New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 on December 31, 2001 (the beginning of fiscal year 2002). Under SFAS 142, goodwill is no longer being amortized over its expected useful life, but is instead assessed for impairment on an annual basis. Separately identifiable intangible assets that do not have an indefinite useful life will continue to be amortized. We recorded goodwill in conjunction with the acquisition of Beauty.com that was amortized through December 2001, at which time, amortization ceased. We expect a reduction of $13.5 million and $1.1 million in amortization expense associated with the Beauty.com goodwill during fiscal years 2002 and 2003, respectively, due to the implementation of SFAS 142. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. As we will perform the transitional impairment test required by the first phase of the process during the second quarter of 2002, we have not yet determined if there is any impairment of goodwill.

Liquidity and Capital Resources

We have incurred net losses of $614.3 million from inception to March 31, 2002. We believe that we will continue to incur net losses for at least the next two years (and possibly longer). From our inception through March 31, 2002, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $377.8 million.

Net cash used in operating activities was $7.7 million and $15.0 million for the three months ended March 31, 2002 and April 1, 2001, respectively. Net cash used in operating activities was primarily the result of net losses and changes in operating assets and liabilities offset by non-cash expenses.

Net cash provided by investing activities was $6.0 million and $1.6 million for the three months ended March 31, 2002 and April 1, 2001, respectively. Net cash provided by investing activities consisted primarily of net sales of marketable securities.

Net cash used in financing activities was $0.2 million and $0.9 million for the three months ended March 31, 2002 and April 1, 2001, respectively. Net cash used in financing activities was primarily the result of principle payments made under capital lease obligations.

Our principal source of liquidity is our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $37.6 million and $39.5 million, and our marketable securities balance was $33.2 million and $39.2 million at March 31, 2002 and December 30, 2001, respectively. Combined cash, cash equivalents, and marketable securities were $70.8 million and $78.8 million at March 31, 2002 and December 30, 2001, respectively.

As of March 31, 2002, our principal commitments consisted of obligations outstanding under capital and operating leases and a strategic agreement with WellPoint and are detailed as follows (in thousands):

	Remainder of 2002	2003	2004	2005	Total
Capital leases	$1,177	$473	$131	$71	$1,852
Operating leases	2,518	2,834	2,706	1,187	9,245
Marketing agreements	720	750	750	375	2,595

	$4,415	$4,057	$3,587	$1,633	$13,692

In addition, based on the terms of our agreement with WellPoint, if the 750,000 shares of stock issued to WellPoint do not have a fair market value of $2.5 million on June 23, 2002, we are required to pay WellPoint in cash or common stock, the difference between the $2.5 million guarantee and the fair market value of 750,000 shares of our common stock.

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2002 will be sufficient to fund our operations until we begin generating operating cash flow. We currently expect to begin generating operating cash flow in 2003, although there can be no assurances that we will ever generate operating cash flow. Any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or to obtain credit facilities from lenders. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

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

We are exposed to risk associated with fluctuations in our stock price and its impact on the $2.5 million guarantee to WellPoint. Based on the terms of our agreement with WellPoint, if the 750,000 shares of stock issued to WellPoint do not have a fair market value of $2.5 million in June 2002, we are required to pay WellPoint, in stock or cash at our option, the difference between $2.5 million and the fair market value of the stock. Based on the closing price of our common stock as of March 31, 2002, we would be required to pay $625,000 in cash or issue an additional 250,000 shares of our common stock to satisfy the $2.5 million guarantee.

PART II—OTHER INFORMATION

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

On January 28, 2002, the Company filed a Form 8-K reporting a development in its relationship with Rite Aid. Rite Aid established an internet relationship with Express Scripts to be its health and beauty business partner giving the Rite Aid branded version of our Web site “RiteAid.com powered by drugstore.com” access to customers of three of the top five pharmacy benefit managers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/S/ ROBERT A. BARTON
Robert A. Barton Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date: May 14, 2002