Form 10-Q
period 2002-06-30
DRUGSTORE COM INC
filed 2002-08-14
CIK 1086467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-26137

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

The number of shares of common stock, $.0001 par value, outstanding on August 12, 2002 was 68,135,865.

DRUGSTORE.COM, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2002	December 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,855	$39,518
Marketable securities	30,077	39,238
Accounts receivable, net	13,429	10,171
Inventories	6,796	6,659
Prepaid marketing expenses	2,374	12,539
Other current assets	2,361	1,500

Total current assets	90,892	109,625

Fixed assets, net of accumulated depreciation of $26,957 and $23,492, respectively	19,228	23,948
Intangible assets, net	6,458	7,888
Goodwill, net	5,694	14,599
Prepaid marketing expenses	13,740	14,884
Deposits and other assets	378	354

Total assets	$136,390	$171,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,039	$20,309
Accrued compensation	2,526	2,608
Accrued marketing expenses	1,770	2,249
Other current liabilities	1,858	2,031
Current portion of capital lease obligations	1,027	1,612

Total current liabilities	30,220	28,809
Capital lease obligations, less current portion	294	638
Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares—10,000,000
Issued and outstanding shares—None	—	—
Common stock, $.0001 par value, stated at amounts paid in:
Authorized shares—250,000,000
Issued and outstanding shares—68,014,301 and 66,731,818 as of June 30, 2002 and December 30, 2001, respectively	744,237	742,949
Deferred stock-based compensation	(1,197)	(1,400)
Accumulated deficit	(637,164)	(599,698)

Total stockholders’ equity	105,876	141,851

Total liabilities and stockholders’ equity	$136,390	$171,298

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net sales	$47,615	$34,035	$91,551	$66,804
Costs and expenses:
Cost of sales	38,350	28,494	73,782	56,260
Fulfillment and order processing(1)	6,497	6,915	13,167	14,683
Marketing and sales(2)	7,589	8,263	16,305	19,205
Technology and content(3)	3,280	4,845	6,810	10,560
General and administrative(4)	2,766	3,481	5,801	7,567
Impairment and restructuring charges	2,450	—	2,450	7,294
Amortization of intangible assets	716	9,681	1,430	19,392
Amortization of stock-based compensation	340	1,572	1,107	4,449

Total costs and expenses	61,988	63,251	120,852	139,410

Operating loss	(14,373)	(29,216)	(29,301)	(72,606)
Interest income, net	389	1,199	740	2,933

Loss before cumulative effect of change in accounting principle	(13,984)	(28,017)	(28,561)	(69,673)

Cumulative effect of change in accounting principle	—	(4,121)	(8,905)	(4,121)

Net loss	$(13,984)	$(32,138)	$(37,466)	$(73,794)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.21)	$(0.43)	$(0.43)	$(1.06)
Cumulative effect of change in accounting principle	—	(0.06)	(0.13)	(0.06)

	$(0.21)	$(0.49)	$(0.56)	$(1.12)

Weighted average shares outstanding used to compute basic and diluted loss per share	67,590,381	65,940,203	67,318,948	65,705,611

(1)
Excludes amortization of stock-based compensation of $86 and $263 for the three and six months ended June 30, 2002, respectively, and $284 and $798 for the three and six months ended July 1, 2001, respectively.

(2)
Excludes amortization of stock-based compensation of $37 and $128 for the three and six months ended June 30, 2002, respectively, and $211 and $629 for the three and six months ended July 1, 2001, respectively.

(3)
Excludes amortization of stock-based compensation of $121 and $393 for the three and six months ended June 30, 2002, respectively, and $599 and $1,522 for the three and six months ended July 1, 2001, respectively.

(4)
Excludes amortization of stock-based compensation of $96 and $323 for the three and six months ended June 30, 2002, respectively, and $478 and $1,500 for the three and six months ended July 1, 2001, respectively.

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at December 30, 2001	66,731,818	$742,949	$(1,400)	$(599,698)	$141,851
Exercise of stock options	995,464	349	—	—	349
Employee stock purchase plan	34,613	35	—	—	35
Issuance of common stock to settle fair market value guarantee	252,406	—	—	—	—
Deferred stock-based compensation, net of cancellations of $237	—	904	(904)	—	—
Amortization of stock-based compensation	—	—	1,107	—	1,107
Net loss	—	—	—	(37,466)	(37,466)

Balance at June 30, 2002	68,014,301	$744,237	$(1,197)	$(637,164)	$105,876

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2002	July 1, 2001
Operating Activities:
Net loss	$(37,466)	$(73,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	4,969	6,730
Marketing and sales	8,674	10,278
Impairment and restructuring charges	2,450	7,294
Amortization of intangible assets	1,430	19,392
Amortization of stock-based compensation	1,107	4,449
Cumulative effect of change in accounting principle	8,905	4,121
Changes in:
Accounts receivable	(3,258)	(603)
Inventories	(137)	2,474
Prepaid marketing expenses	185	126
Other current assets	(861)	(529)
Deposits and other assets	(24)	1,252
Accounts payable and accrued expenses	1,996	(8,441)
Other	(142)	(49)

Net cash used in operating activities	(12,172)	(27,300)

Investing Activities:
Purchases of marketable securities	(31,982)	(29,837)
Sales of marketable securities	41,271	30,806
Purchase of fixed assets, net of proceeds	(235)	(430)

Net cash provided by investing activities	9,054	539

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	384	171
Principal payments on capital lease obligations	(929)	(1,780)

Net cash used in financing activities	(545)	(1,609)

Net decrease in cash and cash equivalents	(3,663)	(28,370)
Cash and cash equivalents at beginning of period	39,518	108,032

Cash and cash equivalents at end of period	$35,855	$79,662

Supplemental Cash Flow Information:
Cash paid for interest	$92	$197
Equipment acquired in capital lease agreements	—	$44
Forfeiture of cancelled lease deposit	—	$4,500
Equity issued to settle fair market value guarantee	$630	—

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, and accompanying notes, included in our Annual Report on Form 10-K for the year ended December 30, 2001, filed with the Securities and Exchange Commission on April 1, 2002. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. drugstore.com, inc. (the “Company”) adopted SFAS 142 on December 31, 2001 (the beginning of fiscal year 2002). Under SFAS 142, goodwill is no longer being amortized over its expected useful life, but is instead assessed for impairment on an annual basis. Separately identifiable intangible assets that do not have an indefinite useful life will continue to be amortized. The Company recorded goodwill in conjunction with the acquisition of Beauty.com that was amortized through December 30, 2001, at which time, amortization ceased. The Company expects a reduction of $13.5 million and $1.1 million in amortization expense associated with the Beauty.com goodwill during fiscal years 2002 and 2003, respectively, due to the implementation of SFAS 142.

SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company performed both phases of the impairment test during the second quarter of 2002. In order to perform the analysis, the Company identified its reporting units and assigned all Beauty.com goodwill to the prestige beauty reporting unit. A discounted cash flow analysis was performed to assess the fair market value of the reporting unit. Based on this analysis, the Company determined that impairment of the Beauty.com goodwill may exist and completed phase 2 of the test – measuring the impairment. Based on the completion of phase 2, the Company has recorded an $8.9 million impairment loss associated with the Beauty.com goodwill. Accordingly, the Company has recognized an impairment loss of $8.9 million as a cumulative effect of a change in accounting principle (as of the date of adoption) in the first quarter of 2002. Based on the requirements of SFAS 142, the Company is also required to complete the first of its annual goodwill impairment tests in the year of adoption and expects to perform this test during the fourth quarter of 2002.

In accordance with SFAS 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosures as if the change had been retroactively applied to the prior year periods are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
	(in thousands except per share data)
Net loss:
Net loss, as reported	$(13,984)	$(32,138)	$(37,466)	$(73,794)
Goodwill amortization	—	3,369	—	6,738

Adjusted net loss	$(13,984)	$(28,769)	$(37,466)	$(67,056)
Basic and diluted net loss per share:
Net loss per share, as reported	$(0.21)	$(0.49)	$(0.56)	$(1.12)
Goodwill amortization	—	0.05	—	0.10

Basic and diluted adjusted net loss per share	$(0.21)	$(0.44)	$(0.56)	$(1.02)

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the six months ended June 30, 2002, changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 30, 2001	$14,599
Impairment associated with goodwill recorded in conjunction with the acquisition of Beauty.com	(8,905)

Balance as of June 30, 2002	$5,694

For the six months ended June 30, 2002, no intangible assets were acquired, impaired or disposed of. Net intangible assets consist of the following (in thousands):

	As of June 30, 2002			As of December 30, 2001
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Contract related	$12,415	$(7,166)	$5,249	$12,415	$(6,786)	$5,629
Customer related	670	(540)	130	670	(428)	242
Marketing related	5,765	(4,686)	1,079	5,765	(3,748)	2,017

Intangible assets, net	$18,850	$(12,392)	$6,458	$18,850	$(10,962)	$7,888

Intangible assets are scheduled to be amortized over the next seven years. Expected amortization for the next five years is as follows (in thousands):

Remaining	2002	$1,422
	2003	945
	2004	744
	2005	744
	2006	744
	2007	744

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. However, extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The Company is still evaluating the impact that adoption of SFAS 145 will have on its financial statements and may be required to reclassify the $7.5 million extraordinary gain on the renegotiation of equity guarantee recorded during the third quarter of 2001 into loss from continuing operations.

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

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
	(in thousands, except share and per share data)
Loss before cumulative effect of change in accounting principle	$(13,984)	$(28,017)	$(28,561)	$(69,673)
Cumulative effect of change in accounting principle	—	(4,121)	(8,905)	(4,121)

Net loss	$(13,984)	$(32,138)	$(37,466)	$(73,794)

Weighted average shares outstanding	67,639,996	66,303,953	67,408,227	66,150,074
Less weighted average shares subject to repurchase or contingently issuable pursuant to contract terms	(49,615)	(363,750)	(89,279)	(444,463)

Shares used in computation of basic and diluted loss per share	67,590,381	65,940,203	67,318,948	65,705,611

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.21)	$(0.43)	$(0.43)	$(1.06)
Cumulative effect of change in accounting principle	—	(0.06)	(0.13)	(0.06)

Basic and diluted net loss per share	$(0.21)	$(0.49)	$(0.56	$(1.12)

As of June 30, 2002 and July 1, 2001, there were 17,176,145 and 16,415,750 stock options and warrants outstanding, respectively, that were excluded from the computation of diluted net loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

3.    Strategic Agreements

Amazon.com

In June 2001, Amazon.com, Inc. (Amazon.com) and the Company amended their advertising and technical services agreement which was entered into in January 2000 and subsequently amended in July 2000. The amendment revised the total consideration under the agreement to $46.3 million by reducing the minimum cash payments due under the agreement from $30.0 million to $9.0 million and changed the termination date of the agreement to June 25, 2002. The Company amortized the remaining aggregate minimum value primarily to marketing and sales expense on a straight-line basis over the remaining term of the agreement. For the three and six months ended June 30, 2002, the Company recognized marketing and sales expense associated with such agreement of $4.6 million and $9.1 million, respectively. For the three and six months ended July 1, 2001, the Company recognized marketing and sales expense associated with such agreement of $4.6 million and $10.0 million, respectively.

In June 2002, the Company and Amazon.com entered into a new agreement to maintain the drugstore.com presence on the Amazon.com Web site through March 2003.

WellPoint

Under the terms of the agreement the Company entered into with WellPoint in June 2000, the Company issued to Wellpoint 750,000 shares of our common stock with a fair value of approximately $5.0 million. If the 750,000 shares of common stock issued to Wellpoint did not have a fair market value of $10 million at the end of two years, the Company was required to pay WellPoint, in common stock or cash, the difference between $10 million and the then fair market value of the common stock. During the second quarter of 2001, the Company implemented the Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19). Based on the terms of the original agreement, EITF 00-19 required that the transaction be recorded at fair value each quarter. Accordingly, at the end of the second quarter of fiscal year 2001, which is the effective date of EITF 00-19, the Company recorded a cumulative effect adjustment of a change in accounting principle of $4.1 million which represents the difference between the fair value of the guarantee as of July 1, 2001, and the fair value of the guarantee on the original date of the agreement. During the third quarter of 2001, the agreement with WellPoint was amended, changing the terms of settlement, reducing the fair market value guarantee to $2.5 million and reducing the total cash payments due to WellPoint under the agreement. As a result of the amendment, the Company was no longer required to record changes in the fair value of the guarantee each quarter.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On June 23, 2002, the second anniversary of the agreement, the fair market value of the guarantee was $1.9 million. As required by the agreement and subsequent amendment, the Company issued 252,406 shares of common stock to WellPoint in order to settle the $2.5 million guarantee as of that date.

4.    Impairment and Restructuring charges

In January 2001, the Company’s board of directors approved a restructuring plan, and the Company terminated approximately 100 employees. As a result of the terminations, the Company consolidated certain of its corporate facilities and is attempting to sublease or exit the leases associated with the excess facilities. Accordingly, the Company recorded a $7.3 million restructuring charge, which includes the forfeiture of a portion of our lease deposit associated with the cancellation of the Company’s lease for new office space, exiting leases associated with vacated facilities and writing off related leasehold improvements and equipment for the period ended April 1, 2001. Included in the Company’s current liabilities as of June 30, 2002, is $0.6 million associated with exiting leases of vacated facilities.

In June 1999, in conjunction with a private placement offering, the Company received $5 million in prepaid cable television advertising rights that were to be used by the Company over a period of three years. During 2001, the Company extended the terms of the cable television advertising agreement by an additional year to June 2003 and reduced the advertising rights recorded in prepaid marketing to $2.5 million. During the second quarter of 2002, the Company determined that it would not be able to utilize these rights. As such, the remaining $2.5 million associated with the prepaid cable advertising rights were determined to be impaired and were written off as of June 30, 2002.

5.    Stock Options

The following table summarizes activity under the Company’s stock plans:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 30, 2001	7,094,494	12,787,853	$7.19
Additional authorizations	3,336,591	—	—
Options granted	(3,349,600)	3,349,600	$2.08
Options exercised	—	(995,464)	$0.35
Options forfeited	965,844	(965,844)	$7.17

Outstanding at June 30, 2002	8,047,329	14,176,145	$6.46

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

As of June 30, 2002, 6,608,723 of the total options outstanding were exercisable with a weighted-average exercise price of $5.82 per share.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

6.    Commitments and Contingencies

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events or the future financial and operational performance of drugstore.com.

Words such as “expects”, “believes”, “anticipates”, “intends”, “may”, “will”, “plan”, “continue”, “forecast”, “remains”, “would”, “should”, “predict”, “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, consumer spending, the stock market, changes affecting the Internet, online retailing and advertising, drugstore.com’s limited operating history, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, risks related to systems interruptions, possible governmental regulation, and the ability to manage a rapidly growing business. Additional information, regarding factors that potentially could affect drugstore.com’s business, financial condition and operating results is included in drugstore.com’s filings with the Securities and Exchange Commission, including in the prospectus dated March 15, 2000 relating to drugstore.com’s public offering of common stock, in the prospectus on Form S-3, effective October 2, 2000 and in our periodic filings with the SEC on Forms 10K and 10Q.

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

Overview

drugstore.com™ is a leading online drugstore and information site offering The Simple Way to Look and Feel Your Best™ for health, beauty, wellness, personal care and pharmacy products. We also sell prestige beauty products through the Beauty.comTM Web site, which we purchased in February 2000. The drugstore.com and Beauty.com Web sites provide a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. The drugstore.com Web store offers thousands of brand-name personal health care products at competitive prices; a full-service, licensed retail pharmacy; and a wealth of health-related information, buying guides and other tools designed to help consumers make informed purchasing decisions.

drugstore.com has been awarded Verified Internet Pharmacy Practice Sites (VIPPS) certification by the National Association of Board of Pharmacy (NABP) as a fully licensed facility exercising quality pharmacy practices in compliance with federal and state laws and regulations. In the year 2001, drugstore.com received a number of awards including the Platinum e-Healthcare Leadership Award for Best Online Pharmacy by Forrester PowerRankings, which provides objective rankings of the leading e-commerce sites and during the second quarter of 2002, drugstore.com was named one of the Top 10 “ Five Star” Merchants for On-line Customer Service in a Mystery Shopping Survey conducted by the Direct Marketing Association and the e-tailing group.

We were incorporated in April 1998 and commercially launched our Web site on February 24, 1999. Since the commercial launch of our Web site, we have focused on acquiring and retaining customers, expanding our product offerings, building vendor relationships, promoting our brand name, improving the efficiency of our order fulfillment processes, establishing and improving customer service operations and developing and improving our own distribution capabilities.

We offer a broad base of replenishment products and have expanded into niche specialty items with high margins that differentiate drugstore.com from other retail drugstores. Our specialty offerings include home spa, sexual well being, pets, a GNC Live Well brand store, products from Philosophy, a natural store which carries wholesome products by brands such as Burt’s Bees and Tom’s of Maine, and salon hair care products, as well as prestige beauty products available at Beauty.com. We continue to evaluate new opportunities for specialty items that will grow our revenues, margin and customer base. Our merchandisers continue to monitor and stay ahead of the trends. With the launch of our new Baby Store, drugstore.com was prepared for this summer’s rumored baby boom. The new store offers an expanded breadth of products that address all the essentials needed from preconception planning to potty training, adds new premium baby care brands such as Baby Bjorn, Lansinoh, Kidco and The First Years, and continues to carry hard-to-find natural baby care brands like California Baby, Burt’s Bees Baby Bee and Nature Boy & Girl.

In the pharmacy, we continue to develop relationships to expand our insurance coverage. During the first quarter of 2002, we entered into a network and marketing relationship with Blue Cross/Blue Shield of Massachusetts, and now have the ability to serve their 2.4 million members.

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

Our key partnerships continue to provide us with various marketing opportunities to increase awareness about drugstore.com. In June 2002, we entered into a new marketing agreement with Amazon.com whereby drugstore.com will maintain a presence on the Amazon.com web store through the first quarter of 2003. During the second quarter of 2002, we obtained approximately 13% of our new customers from this relationship with Amazon.com. Additionally, Rite Aid and drugstore.com continue to jointly promote Rite Aid.com, powered by drugstore.com, a Rite Aid branded version of the drugstore.com Web site. Recently, Rite Aid has established an internet relationship with Express Scripts to be its health and beauty business partner. With this new relationship, Rite Aid.com, linked to Express Scripts.com, now has access to the customers of three of the top five pharmacy benefit managers. In addition, our relationship with Rite Aid has begun to benefit our customers in ways beyond pharmacy. During the first quarter of 2002, we began selling over-the-counter Rite Aid private label products. We now offer over 100 Rite Aid brand SKU’s throughout our store. By adding these products, we are able to provide our consumers with a private label option with a competitive price, and we are able to enjoy the higher margins that private label products offer. These are unique examples of how the partnerships we have developed and continue to leverage, can continue to improve the customer experience.

These products, services and partner offerings combine to make the drugstore.com shopping experience unique.

Results of Operations

We have incurred net losses of $637.2 million from inception to June 30, 2002. We believe that we will continue to incur net losses for at least the next two years (and possibly longer). We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce.

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

Net Sales

	Three Months Ended			Six Months Ended
	June 30, 2002	% Change	July 1, 2001	June 30, 2002	% Change	July 1, 2001
	($ in thousands)
Net sales	$47,615	40%	$34,035	$91,551	37%	$66,804
New customers	205,000	21%	170,000	412,000	21%	341,000
Orders from repeat customers as a percentage of total orders	71%		69%	70%		68%
% of net sales from pharmaceutical products	60%		55%	59%		53%

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

All customer orders are processed through our Web store and can be either shipped to the customer or, in the case of prescription refills, picked up by the customer at any Rite Aid store in the United States. Orders are either billed to the customer’s credit card or, in the case of prescriptions covered by insurance, billed to third parties. Sales of pharmaceutical products covered by third parties are recorded at the net amount to be received. We collect cash from credit card sales in two to five days from the date the order is shipped. Amounts billed to third parties are, on average, collected in approximately 30 days after the date the order is shipped; however, such timing can vary depending on the payor.

Net sales also include consignment service fees earned under arrangements in which we do not take title to the inventory and cannot establish pricing. Consignment service fees earned have not been significant to date.

Our net sales growth was primarily attributable to an increase in order volume and increased net sales per order. Total orders processed during the second quarter of 2002 grew by 27% year over year and net sales per order increased to $68 for the three months ended June 30, 2002 from $62 for the three months ended July 1, 2001. For the six months ended June 30, 2002, total orders processed grew by 25% year over year and net sales per order increased to $68 from $62 during the six month period ending July 1, 2001. The increase in total orders processed is primarily attributable to our growing customer base. The increase in net sales per order is due to a higher mix of pharmaceutical sales, and continued refinement of our pricing strategies. In addition, the percentage of net sales from pharmaceutical products grew to 60% during the second quarter of 2002 and 59% during the six-month period ending June 30, 2002, primarily as a result of the growing success of Rite Aid.com powered by drugstore.com. Revenue generated through this channel grew to 35% of total revenue for the quarter ended June 30, 2002 and 34% for the six-month period ending June 30, 2002. For the third quarter of 2002, we expect that net sales will be approximately $50 million with 55% to 60% of net sales from pharmaceutical products and we expect to add approximately 210,000 new customers.

Cost of Sales

	Three Months Ended			Six Months Ended
	June 30, 2002	% Change	July 1, 2001	June 30, 2002	% Change	July 1, 2001
	($ in thousands)
Cost of sales	$38,350	35%	$28,494	$73,782	31%	$56,260
Percentage of net sales	81%		84%	81%		84%

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

        Cost of sales as a percent of net sales decreased primarily as a result of improved product and shipping margins. We continue to improve product margin through a more favorable mix of product sales that includes specialty and seasonal merchandise and generic pharmaceutical utilization. Our shipping costs continue to exceed the amount we charge customers; however, the amount we subsidize decreased significantly for the three and six months ended June 30, 2002 compared to the three and six months ended July 1, 2002. We expect to continue to subsidize a portion of our shipping costs for the foreseeable future as a strategy to attract and retain customers. We expect cost of sales as a percentage of net sales for the third quarter of 2002 to be relatively consistent with the second quarter of 2002.

Fulfillment and Order Processing

	Three Months Ended			Six Months Ended
	June 30, 2002	% Change	July 1, 2001	June 30, 2002	% Change	July 1, 2001
			($ in thousands)
Fulfillment and order processing	$6,497	(6)%	$6,915	$13,167	(10)%	$14,683
Percentage of net sales	14%		20%	14%		22%

Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid, bad debt expense, credit card processing fees, and payroll and related expenses for personnel engaged in customer service, purchasing, and distribution and fulfillment activities, including pharmacists engaged in prescription verification activities and warehouse personnel. These expenses also include rent expense and depreciation related to our distribution center.

Fulfillment and order processing expenses decreased in absolute dollars and as a percentage of net sales primarily as a result of a decrease in variable labor costs due to the efficiencies gained in the operations of the distribution center, the mix of pharmaceutical sales and an increase in the volume of orders being processed. We expect that fulfillment and order processing expenses for the third quarter of 2002 will be approximately 14% of net sales.

Marketing and Sales

	Three Months Ended			Six Months Ended
	June 30, 2002	% Change	July 1, 2001	June 30, 2002	% Change	July 1, 2001
			($ in thousands)
Marketing and sales	$7,589	(8)%	$8,263	$16,305	(15)%	$19,205
Percentage of net sales	16%		24%	18%		29%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts, including the amortization of our marketing agreement with Amazon.com totaling $4.6 million and $9.1 million, respectively for the three and six months ended June 30, 2002. For the three and six months ended July 1, 2001, we recognized $4.6 million and $10.0 million, respectively, in marketing and sales expense related to the marketing agreement with Amazon.com.

The decrease in marketing and sales expenses for the three months ended June 30, 2002 is primarily attributable to a decrease in permanent and temporary employees and a reduction in obligations under marketing agreements. For the six months ended June 30, 2002, the decrease in marketing and sales expense was attributable to the decrease in employee related expenses and a reduction in obligations under other marketing agreements including the amendment to the Amazon agreement. In addition, we have focused our marketing on more effective and efficient marketing channels. As a result, marketing and sales expense per new customer has also decreased significantly to $37 and $40 for the three and six months ended June 30, 2002, respectively from $49 and $56 for the three and six months ended July 1, 2001, respectively.

We expect that marketing and sales expense per new customer will be between $21 and $22 for the third quarter of 2002.

Technology and Content

	Three Months Ended			Six Months Ended
	June 30, 2002	% Change	July 1, 2001	June 30, 2002	% Change	July 1, 2001
			($ in thousands)
Technology and content	$3,280	(32)%	$4,845	$6,810	(36)%	$10,560
Percentage of net sales	7%		14%	7%		16%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web sites and their content. These expenses also include payroll and related expenses for information technology personnel, Internet access and hosting charges and our Web sites’ content and design expenses.

Technology and content expenses decreased primarily due to the reduction in headcount and related expenses and a reduction in depreciation expense. We expect that technology and content expenses for the third quarter of 2002 will remain relatively consistent with the second quarter of 2002.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30, 2002	% Change	July 1, 2001	June 30, 2002	% Change	July 1, 2001
			($ in thousands)
General and administrative	$2,766	(21)%	$3,481	$5,801	(23)%	$7,567
Percentage of net sales	6%		10%	7%		11%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

General and administrative expenses decreased primarily due to a reduction in personnel costs, reduced rent expense and lower depreciation expense. We expect that general and administrative expenses for the third quarter of 2002 will remain relatively consistent with the second quarter of 2002.

Impairment and Restructuring Charges

	Three Months Ended			Six Months Ended
	June 30, 2002	% Change	July 1, 2001	June 30, 2002	% Change	July 1, 2001
	($ in thousands)
Impairment and restructuring charges	$2,450	—	$—	$2,450	(66)%	$7,294
Percentage of net sales	5%	—	—	3%	—	11%

In the first quarter of 2001, we recorded restructuring charges primarily associated with a lease termination and vacated facilities which included forfeiture of a lease deposit and the write off of related leasehold improvements and equipment.

In June 1999, in conjunction with a private placement offering, we received $5 million in prepaid cable television advertising rights that were to be used over a period of three years. During 2001, we extended the terms of the cable television advertising agreement by an additional year to June 2003 and reduced the advertising rights recorded in prepaid marketing to $2.5 million. During the second quarter of 2002, we determined that we would not be able to utilize these rights. As such, the remaining $2.5 million associated with the prepaid cable advertising rights were determined to be impaired and were written off as of June 30, 2002.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	June 30, 2002	% Change	July 1, 2001	June 30, 2002	% Change	July 1, 2001
			($ in thousands)
Amortization of intangible assets	$716	(93)%	$9,681	$1,430	(93)%	$19,392
Percentage of net sales	2%		28%	2%		29%

Amortization of intangible assets includes the amortization expense associated with the assets received in connection with agreements with General Nutrition Companies, Inc. (GNC); assets acquired in connection with the purchase of Beauty.com, including domain names; and other intangible assets, including a technology license agreement, domain names and trademarks. For the three and six months ended July 1, 2001, amortization of intangible assets also included the amortization expense associated with the assets received in connection with agreements with Rite Aid including access to insurance, and goodwill recorded in connection with the purchase of Beauty.com.

        During fiscal year 2001, certain intangible assets were written down to their estimated fair values, thus significantly reducing the amortization recorded during the three and six months ended June 30, 2002. In addition, as of the beginning of fiscal year 2002, due to the implementation of SFAS 142, amortization expense was further reduced because the goodwill associated with the acquisition of Beauty.com is no longer being amortized. We expect amortization of intangible assets for the remainder of 2002 to be approximately $1.4 million.

Amortization of Stock-based Compensation

	Three Months Ended			Six Months Ended
	June 30, 2002	% Change	July 1, 2001	June 30, 2002	% Change	July 1, 2001
	($ in thousands)
Amortization of stock-based compensation	$340	(78)%	$1,572	$1,107	(75)%	$4,449
Percentage of net sales	8%		5%	8%		7%

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

In January 2002, we recorded additional deferred stock-based compensation of approximately $1.1 million, which is being amortized over the vesting period of the options granted in January using the multiple-option approach.

Deferred stock-based compensation for stock options and restricted stock issued to our employees will be subsequently recognized as an expense, subject to continuing employment, for the remainder of 2002 and each of the next three fiscal years as follows:

Fiscal Year	Amount
(in thousands)
Q3 2002	$271
Q4 2002	210
2003	502
2004	172
2005	42

Interest Income and Expense

	Three Months Ended			Six Months Ended
	June 30, 2002	% Change	July 1, 2001	June 30, 2002	% Change	July 1, 2001
			($ in thousands)
Interest income, net	$389	(68)%	$1,199	$740	(75)%	$2,933

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists of interest associated with capital lease obligations. Net interest income decreased as a result of our decreasing cash, cash equivalents and marketable securities balances as well as decreases in interest rates. We expect net interest income to decrease in the third quarter of 2002 and fiscal year 2002 as our average outstanding balance of cash, cash equivalents and marketable securities is reduced over time.

Cumulative Effect of Change in Accounting Principle

	Three Months Ended			Six Months Ended
	June 30, 2002	%Change	July 1, 2001	June 30, 2002	% Change	July 1, 2001
			($ in thousands)
Cumulative effect of change in accounting principle	$—	(100)%	$4,121	$8,905	116%	$4,121

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 on December 31, 2001 (the beginning of fiscal year 2002). SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. We performed both phases of the impairment test during the second quarter of 2002. In order to perform the analysis, we identified our reporting units and assigned all Beauty.com goodwill to the prestige beauty reporting unit. A discounted cash flow analysis was performed to assess the fair market value of the reporting unit. Based on this analysis, we determined that impairment of the Beauty.com goodwill may exist and completed phase 2 of the test – measuring the impairment. Based on the completion of phase 2, we recorded an $8.9 million impairment loss associated with the Beauty.com goodwill. Accordingly, for the six months ended June 30, 2002, we have recognized an impairment loss of $8.9 million as a cumulative effect of a change in accounting principle as of the date of adoption in accordance with SFAS 142.

New Accounting Pronouncement

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. However, extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The Company is still evaluating the impact that adoption of SFAS 145 will have on its financial statements and may be required to reclassify the $7.5 million extraordinary gain on the renegotiation of equity guarantee recorded during the third quarter of 2001 into loss from continuing operations.

Liquidity and Capital Resources

We have incurred net losses of $637.2 million from inception to June 30, 2002. We believe that we will continue to incur net losses for at least the next two years (and possibly longer). From our inception through June 30, 2002, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $377.8 million.

Net cash used in operating activities was $12.2 million and $27.3 million for the six months ended June 30, 2002 and July 1, 2001, respectively. Net cash used in operating activities was primarily the result of net losses and changes in operating assets and liabilities offset by non-cash expenses.

Net cash provided by investing activities was $9.0 million and $0.5 million for the six months ended June 30, 2002 and July 1, 2001, respectively. Net cash provided by investing activities consisted primarily of net sales of marketable securities.

Net cash used in financing activities was $0.5 million and $1.6 million for the six months ended June 30, 2002 and July 1, 2001, respectively. Net cash used in financing activities was primarily the result of principle payments made under capital lease obligations.

Our principal source of liquidity is our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $ 35.9 million and $39.5 million, and our marketable securities balance was $30.1 million and $39.2 million at June 30, 2002 and December 30, 2001, respectively. Combined cash, cash equivalents, and marketable securities were $65.9 million and $78.8 million at June 30, 2002 and December 30, 2001, respectively.

As of June 30, 2002, our principal commitments consisted of obligations outstanding under capital and operating leases and a strategic agreement with WellPoint and are detailed as follows (in thousands):

	Remainder of 2002	2003	2004	2005	Total
Capital leases	$683	$447	$122	$69	$1,321
Operating leases	1,691	2,811	2,706	1,187	8,395
Marketing agreements	414	750	750	375	2,289

	$2,788	$4,008	$3,578	$1,631	$12,005

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2002 will be sufficient to fund our operations until we begin generating operating cash flow. We currently expect to begin generating operating cash flow in 2003, although there can be no assurances that we will ever generate operating cash flow. Any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or to obtain credit facilities from lenders. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

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

PART II—OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on June 13, 2001. The following matters were voted upon at the meeting:

Proposal 1: The following directors were elected:

Nominee	Votes for	Votes Withheld
Peter M. Neupert	52,168,092	97,196
Kal Raman	52,143,272	122,016
Jeffrey P. Bezos	52,026,582	238,706
Brook H. Byers	52,175,094	90,194
L. John Doerr	52,191,194	74,094
Melinda French Gates	52,145,586	119,702
Dan Levitan	52,174,794	90,494
William D. Savoy	52,192,781	72,507

Proposal 2: The ratification of the appointment of Ernst & Young LLP to serve as our independent auditors for the 2001 fiscal year was approved, with 52,140,709 votes for, 91,400 votes against and 33,178 abstentions.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit 99.1 “Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” of Kal Raman, President & Chief Executive Officer.

Exhibit 99.2 “Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” of Robert A. Barton, Chief Financial Officer.

(b)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ ROBERT A. BARTON

Robert A. Barton Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date: August 14, 2002