Form 10-Q
period 2002-09-29
DRUGSTORE COM INC
filed 2002-11-13
CIK 1086467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

(425) 372-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No   ☐.

As of November 4, 2002, the number of shares of the registrant’s Common Stock outstanding was 68,228,252.

DRUGSTORE.COM, INC.

FORM 10-Q FOR THE QUARTER ENDED September 29, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 29, 2002	December 30, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,040	$39,518
Marketable securities	25,201	39,238
Accounts receivable, net	14,613	10,171
Inventories	4,907	6,659
Prepaid marketing expenses	2,427	12,539
Other current assets	2,987	1,500

Total current assets	87,175	109,625
Fixed assets, net of accumulated depreciation of $28,785 and $23,492, respectively	17,988	23,948
Intangible assets, net	5,747	7,888
Goodwill, net	5,694	14,599
Prepaid marketing expenses	13,168	14,884
Deposits and other assets	378	354

Total assets	$130,150	$171,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,111	$20,309
Accrued compensation	2,710	2,608
Accrued marketing expenses	2,400	2,249
Other current liabilities	1,650	2,031
Current portion of capital lease obligations	667	1,612

Total current liabilities	30,538	28,809

Capital lease obligations, less current portion	224	638

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in:
250,000,000 authorized, 68,207,750 and 66,731,818 issued and outstanding	744,392	742,949
Deferred stock-based compensation	(889)	(1,400)
Accumulated deficit	(644,115)	(599,698)

Total stockholders’ equity	99,388	141,851

Total liabilities and stockholders’ equity	$130,150	$171,298

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Net sales	$47,352	$34,978	$138,903	$101,782
Costs and expenses:
Cost of sales	38,018	29,001	111,800	85,261
Fulfillment and order processing(1)	6,633	6,556	19,800	21,239
Marketing and sales(2)	3,582	7,711	19,887	26,916
Technology and content(3)	2,516	4,970	9,326	15,530
General and administrative(4)	2,884	2,961	8,685	10,528
Impairment and restructuring charges	—	7,667	2,450	14,961
Amortization of intangible assets	712	9,201	2,142	28,593
Amortization of stock-based compensation	258	1,417	1,366	5,866

Total costs and expenses	54,603	69,484	175,456	208,894

Operating loss	(7,251)	(34,506)	(36,553)	(107,112)
Interest income, net	300	847	1,041	3,780
Loss before cumulative effect of change in accounting principle	(6,951)	(33,659)	(35,512)	(103,332)
Cumulative effect of change in accounting principle	—	—	(8,905)	(4,121)
Extraordinary gain on renegotiation of equity guarantee	—	7,500	—	7,500
Net loss	$(6,951)	$(26,159)	$(44,417)	$(99,953)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle and extraordinary gain	$(0.10)	$(0.50)	$(0.53)	$(1.57)
Cumulative effect of change in accounting principle	—	—	(0.13)	(0.06)
Extraordinary Gain	—	0.11	—	0.11

	$(0.10)	$(0.39)	$(0.66)	$(1.52)
Weighted average shares outstanding used to compute basic and diluted loss per share	68,130,576	66,261,576	67,588,023	65,890,933

(1)
Excludes amortization of stock-based compensation of $70 and $333 for the three and nine months ended September 29, 2002, respectively, and $264 and $1,062 for the three and nine months ended September 30, 2001, respectively.

(2)
Excludes amortization of stock-based compensation of $26 and $154 for the three and nine months ended September 29, 2002, respectively, and $205 and $834 for the three and nine months ended September 30, 2001, respectively.

(3)
Excludes amortization of stock-based compensation of $90 and $484 for the three and nine months ended September 29, 2002, respectively, and $555 and $2,077 for the three and nine months ended September 30, 2001, respectively.

(4)
Excludes amortization of stock-based compensation of $72 and $395 for the three and nine months ended September 29, 2002, respectively, and $393 and $1,893 for the three and nine months ended September 30, 2001, respectively.

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at December 30, 2001	66,731,818	$742,949	$(1,400)	$(599,698)	$141,851
Exercise of stock options	1,162,407	494	—		494
Employee stock purchase plan	61,119	94	—	—	94
Issuance of common stock to settle fair market value guarantee	252,406	—	—	—	—
Deferred stock-based compensation, net of cancellations of $286	—	855	(855)	—	—
Amortization of stock-based compensation	—	—	1,366	—	1,366
Net loss	—	—	—	(44,417)	(44,417)

Balance at September 29, 2002	68,207,750	$744,392	$(889)	$(644,115)	$99,388

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001
Operating Activities:
Net loss	$(44,417)	$(99,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	6,797	9,888
Marketing and sales	9,247	10,952
Loss on disposal of fixed assets	—	1,117
Impairment and restructuring charges	2,450	14,961
Amortization of intangible assets	2,142	28,593
Amortization of stock-based compensation	1,366	5,866
Extradordinary gain on renegotiation of equity guarantee	—	(7,500)
Cumulative effect of change in accounting principle	8,905	4,121
Changes in:
Accounts receivable	(4,442)	(1,851)
Inventories	1,752	2,671
Prepaid marketing expenses	132	194
Other current assets	(1,487)	(27)
Deposits and other assets	(24)	1,258
Accounts payable and accrued expenses	2,675	(8,897)
Other	(154)	(49)

Net cash used in operating activities	(15,058)	(38,656)

Investing Activities:
Purchases of marketable securities	(47,094)	(44,471)
Sales of marketable securities	61,268	41,892
Purchase of fixed assets, net of proceeds	(823)	(595)

Net cash provided by (used in) investing activities	13,351	(3,174)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	588	205
Principal payments on capital lease obligations	(1,359)	(2,424)

Net cash used in financing activities	(771)	(2,219)

Net decrease in cash and cash equivalents	(2,478)	(44,049)
Cash and cash equivalents at beginning of period	39,518	108,032

Cash and cash equivalents at end of period	$37,040	$63,983

Supplemental Cash Flow Information:
Cash paid for interest	$122	$273
Equipment acquired in capital lease agreements	—	44
Forfeiture of cancelled lease deposit	—	4,500

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. drugstore.com, inc. (the “Company”) adopted SFAS 142 on December 31, 2001 (the beginning of fiscal year 2002). Under SFAS 142, goodwill is no longer being amortized over its expected useful life, but is instead assessed for impairment on an annual basis. Separately identifiable intangible assets that do not have an indefinite useful life will continue to be amortized. The Company recorded goodwill in conjunction with the acquisition of Beauty.com which was amortized through December 30, 2001, at which time amortization ceased. The Company expects a reduction of $13.5 million and $1.1 million in amortization expense associated with the Beauty.com goodwill during fiscal years 2002 and 2003, respectively, due to the implementation of SFAS 142.

SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company performed both phases of the impairment test during the second quarter of 2002. In order to perform the analysis, the Company identified its reporting units and assigned all Beauty.com goodwill to the prestige beauty reporting unit. A discounted cash flow analysis was performed to assess the fair market value of the reporting unit. Based on this analysis, the Company determined that impairment of the Beauty.com goodwill may exist and completed phase 2 of the test – measuring the impairment. Based on the completion of phase 2, the Company has recorded an $8.9 million impairment loss associated with the Beauty.com goodwill. Accordingly, the Company has recognized an impairment loss of $8.9 million as a cumulative effect of a change in accounting principle (as of the date of adoption) in the first quarter of 2002. In accordance with the requirements of SFAS 142, the Company is also required to complete the first of its annual goodwill impairment tests in the year of adoption and expects to perform this test during the fourth quarter of 2002.

In accordance with SFAS 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosures as if the change had been retroactively applied to the prior year periods are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
	(in thousands except per share data)
Net loss:
Net loss, as reported	$(6,951)	$(26,159)	$(44,417)	$(99,953)
Goodwill amortization	—	3,369	—	10,107

Adjusted net loss	$(6,951)	$(22,790)	$(44,417)	$(89,846)
Basic and diluted net loss per share:
Net loss per share, as reported	$(0.10)	$(0.39)	$(0.66)	$(1.52)
Goodwill amortization	—	0.05	—	0.15

Basic and diluted adjusted net loss per share	$(0.10)	$(0.34)	$(0.66)	$(1.37)

For the nine months ended September 29, 2002, changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 30, 2001	$14,599
Impairment associated with goodwill recorded in conjunction with the acquisition of Beauty.com	(8,905)

Balance as of September 29, 2002	$5,694

For the nine months ended September 29, 2002, no intangible assets were acquired, impaired or disposed of. Net intangible assets consist of the following:

	As of September 29, 2002			As of December 30, 2001
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross Carrying amounts	Accumulated amortization	Intangible assets, net
	(in thousands)
Contract-related	$12,415	$(7,359)	$5,056	$12,415	$(6,786)	$5,629
Customer-related	670	(596)	74	670	(428)	242
Marketing-related	5,765	(5,149)	617	5,765	(3,748)	2,017

Intangible assets, net	$18,850	$(13,104)	$5,747	$18,850	$(10,962)	$7,888

Intangible assets are scheduled to be amortized over the next seven years. Expected amortization for the next five years is as follows (in thousands):

Remaining in	2002	$710
	2003	945
	2004	744
	2005	744
	2006	744
	2007	744

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). Implementation of SFAS 145 is required for fiscal years beginning after May 15, 2002; the Company intends to adopt SFAS 145 in its 2003 fiscal year which begins on December 30, 2002. For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. However, extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The Company believes that the adoption of SFAS 145 will have no material impact on its financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Application of SFAS 146 is required for restructuring activities initiated after December 31, 2002. SFAS 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
	(in thousands, except share and per share data)
Loss before cumulative effect of change in accounting principle	$(6,951)	$(33,659)	$(35,512)	$(103,332)
Cumulative effect of change in accounting principle	—	—	(8,905)	(4,121)
Extraordinary gain on renegotiation of equity guarantee	—	7,500	—	7,500

Net loss	$(6,951)	$(26,159)	$(44,417)	$(99,953)

Weighted average shares outstanding	68,130,576	66,547,153	67,647,542	66,282,434
Less weighted average shares subject to repurchase or contingently issuable pursuant to contract terms	—	(285,577)	(59,519)	(391,501)

Shares used in computation of basic and diluted loss per share	68,130,576	66,261,576	67,588,023	65,890,933

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.10)	$(0.50)	$(0.53)	$(1.57)
Extraordinary gain on renegotiation of equity guarantee	—	0.11	—	0.11
Cumulative effect of change in accounting principle	—	—	(0.13)	(0.06)

Basic and diluted net loss per share	$(0.10)	$(0.39)	$(0.66)	$(1.52)

As of September 29, 2002 and September 30, 2001, there were 14,341,178 and 16,113,798 stock options and warrants outstanding, respectively, that were excluded from the computation of diluted net loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

3.    Strategic Agreements

Amazon.com

In June 2001, Amazon.com, Inc. (Amazon.com) and the Company amended their advertising and technical services agreement which was entered into in January 2000 and subsequently amended in July 2000. The amendment revised the total consideration under the agreement to $46.3 million by reducing the minimum cash payments due under the agreement from $30.0 million to $9.0 million and changed the termination date of the agreement to June 25, 2002. The Company amortized the remaining aggregate minimum value primarily to marketing and sales expense on a straight-line basis over the remaining term of the agreement. Because this agreement expired during June 2002, the Company recognized no marketing and sales expense associated with the agreement for the three months ended September 29, 2002, but had $9.1 million for the nine months ended September 29, 2002. For the three and nine months ended September 30, 2001, the Company recognized marketing and sales expense associated with this agreement of $4.6 million and $14.5 million, respectively.

In June 2002, the Company and Amazon.com entered into a new agreement to maintain a non-exclusive drugstore.com presence on the Amazon.com Web site through March 2003. For the three month period ended September 29, 2002, the Company recognized $361,000 of marketing and sales expense associated with this new agreement.

Under the January 2000 agreement, Amazon.com was granted warrants to purchase 2.5 million shares of the Company’s common stock at $4.94 per share. These warrants expired, per the agreement, in July 2002, without being exercised.

Rite Aid

In accordance with the Company’s 10-year agreement with Rite Aid, which expires in June 2009, Rite Aid and drugstore.com continue to jointly promote Rite Aid.com, powered by drugstore.com, a Rite Aid branded version of the drugstore.com Web site. As a result of these and other joint marketing efforts, sales of pharmaceuticals picked up at local Rite Aid locations have increased to 37% of total Company sales during the quarter ended September 29, 2002.

4.    Impairment and Restructuring Charges

In January 2001, the Company’s board of directors approved a restructuring plan, and the Company terminated approximately 100 employees. As a result of the terminations, the Company consolidated certain of its corporate facilities and is attempting to sublease or exit the leases associated with its excess facilities. Accordingly, the Company recorded a $7.3 million restructuring charge for the period ended April 1, 2001, which included the forfeiture of a portion of the lease deposit associated with the cancellation of the Company’s lease for new office space, cost of exiting leases associated with vacated facilities and write off of related leasehold improvements and equipment. Included in the Company’s current liabilities as of September 29, 2002 is $300,000 associated with exiting leases of vacated facilities.

In June 1999, in conjunction with a private placement offering, the Company received $5 million in prepaid cable television advertising rights that were to be used by the Company over a period of three years. During 2001, the Company extended the terms of the cable television advertising agreement by an additional year to June 2003 and reduced the advertising rights recorded in prepaid marketing to $2.5 million. During the second quarter of 2002, the Company determined that it would not be able to utilize these rights. Consequently, the remaining $2.5 million associated with the prepaid cable advertising rights were determined to be impaired and were written off as of June 30, 2002.

5.    Stock Options

The following table summarizes activity under the Company’s stock plans:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 30, 2001	7,094,494	12,787,853	$7.19
Additional authorizations	3,336,591	—	—
Options granted	(3,840,150)	3,840,150	$2.14
Options exercised	—	(1,166,157)	$0.43
Options forfeited	1,620,668	(1,620,668)	$5.95

Outstanding at September 29, 2002	8,211,603	13,841,178	$6.50

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

As of September 29, 2002, 6,984,325 of the total options outstanding were exercisable with a weighted-average exercise price of $5.80 per share.

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

Words such as “expects”, “believes”, “anticipates”, “intends”, “may”, “will”, “plan”, “continue”, “forecast”, “remains”, “would”, “should”, “predict”, “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, consumer spending, the stock market, changes affecting the Internet, online retailing and advertising, the Company’s limited operating history, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, risks related to systems interruptions, possible governmental regulation, and the ability to manage a rapidly growing business. Additional information regarding factors that potentially could affect the Company’s business, financial condition and operating results is included in the Company’s filings with the Securities and Exchange Commission on Forms 10K and 10Q.

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

Overview

The drugstore.com™ Web site is a leading online drugstore and information site offering The Simple Way to Look and Feel Your Best™ for health, beauty, wellness, personal care and pharmacy products. We also sell prestige beauty products through the Beauty.com™ Web site, which we purchased in February 2000. The drugstore.com and Beauty.com Web sites provide a convenient, private and informative shopping experience that encourages consumers to purchase products essential to healthy, everyday living. The drugstore.com Web site offers thousands of brand-name personal health care products at competitive prices; a full-service, licensed retail pharmacy; and a wealth of health-related information, buying guides, customer ratings, and other tools designed to help consumers make informed purchasing decisions.

The Company has been awarded Verified Internet Pharmacy Practice Sites (VIPPS) certification by the National Association of Board of Pharmacy (NABP) as a fully licensed facility exercising quality pharmacy practices in compliance with federal and state laws and regulations. In the year 2001, the Company received a number of awards including the Platinum e-Healthcare Leadership Award for Best Online Pharmacy by Forrester PowerRankings, which provides objective rankings of the leading e-commerce sites and during the second quarter of 2002, drugstore.com was named one of the Top 10 “ Five Star” Merchants for On-line Customer Service in a Mystery Shopping Survey conducted by the Direct Marketing Association and the e-tailing group.

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

We offer a broad base of replenishment products and have expanded into niche specialty items with high margins that differentiate drugstore.com from other retail drugstores. Our specialty offerings include home spa, sexual well being, pets, a GNC Live Well brand store, a natural store which carries wholesome products by brands such as Burt’s Bees and Kiss My Face, a salon hair care store, a baby store which carries brands such as Baby Bjorn, The First Years and Burts Bees Baby Bee, as well as prestige beauty products available at Beauty.com. We continue to evaluate new opportunities for specialty items that will grow our revenues, margin and customer base, and have recently added the opportunity for our customers to choose from and order over 600 magazines including Business Week, Vogue, Shape and Good Housekeeping, through an agreement with SynapseConnect, Inc. Our merchandisers continue to monitor and stay ahead of the trends.

In addition to expanded product offerings, we are also pursuing opportunities to leverage our existing platform and generate more profit margin dollars. We are testing our ability to advertise unique services, and recently entered into an agreement with WebLoyalty.com to offer our customers a subscription-based service that provides online bargains for hotels, airfare, rental cars and other travel essentials.

In the pharmacy, we continue to develop relationships to expand our insurance coverage. During the first quarter of 2002, we entered into a network and marketing relationship with Blue Cross/Blue Shield of Massachusetts, and now have the ability to serve its 2.4 million members.

We offer and continue to develop new services for our customers that make their shopping experience more relevant and personal. We provide personalized emails targeted to our customers’ buying habits; email newsletters with new product offerings, great deals and health, beauty and wellness tips; and eMedalert™, which alerts our customers to critical and timely information regarding product warnings, updates and recalls. Customers can also register for email reminders to notify them when to reorder or refill a prescription. We continue to evaluate and launch new features that will improve a customer’s shopping experience and also help drugstore.com create awareness for higher end, higher margin products. During the first quarter of 2002, we re-launched a streamlined homepage with improved navigational features, a more visible search function and fewer graphics for quicker load times. Image weight was reduced by half and loading time was made faster by 5 to 10 seconds, making it that much easier for customers to shop our Web store. We recently introduced three new customer retention programs. Everyday Free Shipping is a program wherein free shipping is given for every returning customer who makes a non-prescription purchase of $49 or more. The second program is a loyalty program called “drugstore.com dollars”; customers can now earn a 5% rebate on all non-prescription purchases that they make in a calendar quarter which can be used to defray the cost of their purchases in the next calendar quarter. The third new program is a specialized program called “Diamond Deals”, which offers returning customers deals on products according to personal preferences and past purchasing trends.

Our key partnerships continue to provide us with various marketing opportunities to increase awareness about drugstore.com. In June 2002, we entered into a new marketing agreement with Amazon.com whereby drugstore.com will maintain a presence on the Amazon.com web store through the first quarter of 2003. During the third quarter of 2002, we obtained approximately 6% of our new customers from this relationship with Amazon.com. Additionally, Rite Aid and drugstore.com continue to jointly promote Rite Aid.com, powered by drugstore.com, a Rite Aid branded version of the drugstore.com Web site. Through Rite Aid’s health and beauty agreement with Express Scripts, we now have access to the customers of three of the top five pharmacy benefit managers. In addition, our relationship with Rite Aid has begun to benefit our customers in ways beyond pharmacy. During the first quarter of 2002, we began selling over-the-counter Rite Aid private label products. We now offer nearly 200 Rite Aid brand SKU’s throughout our store. By adding these products, we are able to provide our customers with a private label option at a competitive price, and we are able to enjoy the higher margins that private label products offer. These are unique examples of how the partnerships we have developed and continue to leverage can continue to improve the customer experience.

These products, services and partner offerings combine to make the drugstore.com shopping experience unique.

Results of Operations

We have incurred net losses of $644.1 million since inception. We believe that we will continue to incur net losses for at least the next two years (and possibly longer). We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as e-commerce.

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

Net Sales

	Three Months Ended			Nine Months Ended
	Sept. 29, 2002	% Change	Sept. 30, 2001	Sept. 29, 2002	% Change	Sept. 30, 2001
	($ in thousands)
Net sales	$47,352	35%	$34,978	$138,903	36%	$101,782
New customers	196,000	29%	152,000	608,000	23%	493,000
Orders from repeat customers as a percentage of total orders	72%		71%	70%		69%
% of net sales from pharmaceutical products	61%		58%	60%		54%

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Discounts and promotions are routinely offered to customers as incentives to attract and retain customers. In addition, we generally refund all or a portion of the sale if a customer is not satisfied with a particular product or the level of customer service we provide. Allowances for refunds and sales price incentives, including discounts and promotions, are netted against the related sales price in net sales. Sales returns and allowances have not been significant to date. In the future, we may expand or increase the promotions and discounts we offer to our customers.

All customer orders are processed through our Web store and can either be shipped to the customer or, in the case of prescription refills, picked up by the customer at any Rite Aid store located in the United States. Orders are either billed to the customer’s credit card or, in the case of prescriptions covered by insurance, billed to third parties. Sales of pharmaceutical products covered by third parties are recorded at the net amount to be received. We collect cash from credit card sales in two to five days from the date the order is shipped. Amounts billed to third parties are, on average, collected in approximately 30 days after the date the order is shipped; however, such timing can vary depending on the payor.

Net sales also include consignment service fees earned under arrangements in which we do not take title to the inventory and cannot establish pricing. Consignment service fees earned have not been significant to date.

Our net sales growth for the periods ended September 29, 2002 was primarily attributable to an increase in order volume and increased net sales per order. Total orders processed during the third quarter of 2002 grew by 30%, year over year, and net sales per order increased to $69 for the three months ended September 29, 2002 from $66 for the three months ended September 30, 2001. For the nine months ended September 29, 2002, total orders processed grew by 27% year over year, and net sales per order increased to $68 from $63 during the nine month period ending September 30, 2001. The increase in total orders processed is primarily attributable to our growing customer base. The increase in net sales per order is due to a higher mix of pharmaceutical sales, and continued refinement of our pricing strategies. In addition, the percentage of net sales from pharmaceutical products grew to 61% during the third quarter of 2002 and 60% during the nine-month period ending September 29, 2002, due to the growing success of the Rite Aid.com powered by drugstore.com Web site. Revenue generated through this channel grew to 37% of total revenue for the quarter ended September 29, 2002 and 35% for the nine-month period ending September 29, 2002. For the fourth quarter of 2002, we expect net sales to be approximately $55-$57 million, with 50% to 55% of net sales from pharmaceutical products, and we expect to add approximately 250,000 new customers.

Cost of Sales

	Three Months Ended			Nine Months Ended
	Sept. 29, 2002	% Change	Sept. 30, 2001	Sept. 29, 2002	% Change	Sept. 30, 2001
	($ in thousands)
Cost of sales	$38,018	31%	$29,001	$111,800	31%	$85,261
Percentage of net sales	80%		83%	80%		84%

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage and slow moving and expired inventory, as well as outbound and inbound shipping costs (which are capitalized as part of our weighted-average cost inventory, and expensed to cost of sales as sold). Additionally, expenses related to promotional inventory included in shipments to customers are included in cost of sales. Payments that we receive from vendors in connection with joint merchandising activities, net of related costs, are netted against cost of sales in the period in which the activities take place.

Cost of sales as a percent of net sales decreased primarily as a result of improved product and shipping margins. We continue to improve product margin through a more favorable mix of product sales that includes specialty and seasonal merchandise and generic pharmaceutical utilization. Our shipping costs continue to exceed the amount we charge customers; however, the amount we subsidize decreased significantly for the three and nine months ended September 29, 2002 compared to the three and nine months ended September 30, 2001. We expect to continue to subsidize a portion of our shipping costs for the foreseeable future as a strategy to attract and retain customers. We expect cost of sales as a percentage of net sales for the fourth quarter of 2002 to be relatively consistent with the third quarter of 2002.

Fulfillment and Order Processing

	Three Months Ended			Nine Months Ended
	Sept. 29, 2002	% Change	Sept. 30, 2001	Sept. 29, 2002	% Change	Sept. 30, 2001
	($ in thousands)
Fulfillment and order processing	$6,633	1%	$6,556	$19,800	(7%)	$21,239
Percentage of net sales	14%		19%	14%		21%

Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid, credit card processing fees, and payroll and related expenses for personnel engaged in customer service, purchasing, distribution, and fulfillment activities, including pharmacists engaged in prescription verification activities and warehouse personnel. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center.

Fulfillment and order processing expenses decreased as a percentage of net sales primarily as a result of a decrease in variable labor costs due to the efficiencies gained in the operations of the distribution center, the mix of mail order versus locally picked up (at Rite Aid stores) pharmaceutical sales and an increase in the volume of orders being processed. We expect that fulfillment and order processing expenses for the fourth quarter of 2002 will be approximately 13% of net sales.

Marketing and Sales

	Three Months Ended			Nine Months Ended
	Sept. 29, 2002	% Change	Sept. 30, 2001	Sept. 29, 2002	% Change	Sept. 30, 2001
	($ in thousands)
Marketing and sales	$3,582	(54%)	$7,711	$19,887	(26%)	$26,916
Percentage of net sales	8%		22%	14%		26%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts, including the expense associated with our marketing agreements with Amazon.com. The Company recognized $361,000 and $9.5 million for the three and nine months ended September 29, 2002, respectively, in marketing and sales expense related to these marketing agreements with Amazon.com. For the three and nine months ended September 30, 2001, we recognized $4.6 million and $14.5 million, respectively, in marketing and sales expense related to these marketing agreements.

For the three and nine month periods ended September 29, 2002, the decrease in marketing and sales expense was attributable to the decrease in employee-related expenses and a reduction in obligations under other marketing agreements including the amendment to the Amazon.com agreement. In addition, we have focused our marketing efforts on more effective and efficient marketing channels. As a result, the marketing and sales expense per new customer has decreased significantly to $18 and $33 for the three and nine months ended September 29, 2002, respectively, from $51 and $55 for the three and nine months ended September 30, 2001, respectively. We expect that marketing and sales expense per new customer will be approximately $18 during the fourth quarter of 2002.

Technology and Content

	Three Months Ended			Nine Months Ended
	Sept. 29, 2002	% Change	Sept. 30, 2001	Sept. 29, 2002	% Change	Sept. 30, 2001
	($ in thousands)
Technology and content	$2,516	(49%)	$4,970	$9,326	(40%)	$15,530
Percentage of net sales	5%		14%	7%		15%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web sites and their content. These expenses also include payroll and related expenses for information technology personnel, Internet access and hosting charges, depreciation on hardware and IT structures, and our Web sites’ content and design expenses.

Technology and content expenses decreased primarily due to the reduction in headcount and related expenses and a reduction in depreciation expense. We expect that technology and content expenses for the fourth quarter of 2002 will remain relatively consistent with the third quarter of 2002.

General and Administrative

	Three Months Ended			Nine Months Ended
	Sept. 29, 2002	% Change	Sept. 30, 2001	Sept. 29, 2002	Change	Sept. 30, 2001
	($ in thousands)
General and administrative	$2,884	(3%)	$2,961	$8,685	(18%)	$10,528
Percentage of net sales	6%		8%	6%		10%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

General and administrative expenses decreased primarily due to a reduction in personnel costs, reduced rent expense and lower depreciation expense. We expect that general and administrative expenses for the fourth quarter of 2002 will remain relatively consistent with the third quarter of 2002.

Impairment and Restructuring Charges

	Three Months Ended			Nine Months Ended
	Sept. 29, 2002	% Change	Sept. 30, 2001	Sept. 29, 2002	% Change	Sept. 30, 2001
	($ in thousands)
Impairment and restructuring charges	—	—	$7,667	$2,450	(84%)	$14,961
Percentage of net sales			22%	2%		15%

During the second quarter of 2002, we determined that we could no longer utilize our remaining prepaid cable television advertising rights, which were previously received and recorded in connection with a private equity placement . Consequently, $2.5 million of prepaid advertising rights were determined impaired, and written off in June of 2002.

In July 2001, the Company completed an analysis of its current and future WellPoint relationship. Based upon a comparison of the estimated non-discounted, future cash flows under the remaining term of the agreement and the carrying value of the related intangible asset, the Company determined the intangible asset was impaired. Accordingly, the Company recorded an impairment charge of approximately $7.7 million in order to write the intangible asset down to its fair value of approximately $300,000.

In January 2001, the Company laid off approximately 100 employees. As a result of the layoffs, the Company decided to consolidate certain of its corporate facilities. In March 2001, the Company negotiated the cancellation of a lease for corporate office space in exchange for forfeiting a portion of the lease deposit. Accordingly, the Company recorded a $7.3 million restructuring charge, including forfeiture of the cancelled lease deposit, the cost of exiting the leases of vacated facilities and the write-off of related leasehold improvements and equipment.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	Sept. 29, 2002	% Change	Sept. 30, 2001	Sept. 29, 2002	% Change	Sept. 30, 2001
	($ in thousands)
Amortization of intangible assets	$712	(92%)	$9,201	$2,142	(93%)	$28,593
Percentage of net sales	2%		26%	2%		28%

Amortization of intangible assets includes the amortization expense associated with the assets received in connection with agreements with General Nutrition Companies, Inc. (GNC); assets acquired in connection with the purchase of Beauty.com, including domain names; and other intangible assets, including a technology license agreement, domain names and trademarks. For the three and nine months ended September 30, 2001, amortization of intangible assets also included the amortization expense associated with the assets received in connection with agreements with Rite Aid including access to insurance, and goodwill recorded in connection with the purchase of Beauty.com.

During fiscal year 2001, certain intangible assets were written down to their estimated fair values in accordance with SFAS 121, thus significantly reducing the amortization recorded during the three and nine months ended

September 29, 2002. In addition, as of the beginning of fiscal year 2002, due to the implementation of SFAS 142, amortization expense was further reduced because the goodwill associated with the acquisition of Beauty.com is no longer being amortized. We expect amortization of intangible assets for the remainder of 2002 to be approximately $700,000.

Amortization of Stock-based Compensation

	Three Months Ended			Nine Months Ended
	Sept. 29, 2002	% Change	Sept. 30, 2001	Sept. 29, 2002	% Change	Sept. 30, 2001
	($ in thousands)
Amortization of stock-based compensation	$258	(82%)	$1,417	$1,366	(77%)	$5,866
Percentage of net sales	1%		4%	1%		6%

We record deferred stock-based compensation in connection with stock options granted below market value and restricted stock issued to our employees. The deferred stock-based compensation amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. In the case of restricted stock, the deferred stock-based compensation represents the difference between the purchase price of the restricted stock and the deemed fair value of our common stock on the date of purchase. Such amounts are amortized to expense over the vesting periods of the applicable agreements using the multiple option approach. The amortization expense relates to options awarded to employees in all operating expense categories.

In January 2002, we recorded additional deferred stock-based compensation of approximately $1.1 million, which is being amortized over the vesting period of the options granted in January using the multiple-option approach.

Deferred stock-based compensation for stock options and restricted stock issued to our employees will be subsequently recognized as an expense, subject to continuing employment. Expense for the fourth quarter of 2002 will be $201,000. Expense in each of the next three fiscal years will be recognized as follows:

Fiscal Year	Amount (in thousands)
2003	482
2004	165
2005	41

Interest Income and Expense

	Three Months Ended			Nine Months Ended
	Sept. 29, 2002	% Change	Sept. 30, 2001	Sept. 29, 2002	% Change	Sept. 30, 2001
	($ in thousands)
Interest income, net	$300	(65%)	$847	$1,041	(72%)	$3,780

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists of interest associated with capital lease obligations. Net interest income decreased as a result of our decreasing cash, cash equivalents and marketable securities balances as well as decreases in interest rates. We expect net interest income to decrease in the fourth quarter of 2002 and fiscal year 2002, as a whole, as our average outstanding balance of cash, cash equivalents and marketable securities is reduced.

Cumulative Effect of Change in Accounting Principle

	Three Months Ended			Nine Months Ended
	Sept. 29, 2002	% Change	Sept. 30, 2001	Sept. 29, 2002	% Change	Sept. 30, 2001
	($ in thousands)
Extraordinary gain on renegotiation of equity guarantee	—		$7,500	—		$7,500
Cumulative effect of change in accounting principle	—		—	$(8,905)	(116%)	$(4,121)

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 on December 31, 2001 (the beginning of fiscal year 2002). Based on the analysis required pursuant to SFAS 142, we determined impairment of the Beauty.com goodwill and recorded an $8.9 million impairment charge in the first quarter of 2002.

Under the terms of the agreement we entered into with WellPoint in June 2000, we issued 750,000 shares of our common stock to Wellpoint, with a fair value of approximately $5.0 million. If the 750,000 shares of common stock issued to Wellpoint did not have a fair market value of $10 million at the end of two years, we were required to pay WellPoint, in common stock or cash, the difference between $10 million and the then fair market value of the common stock. During the second quarter of 2001, we implemented the Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19). Based on the terms of that agreement, EITF 00-19 requires that the transaction be recorded at fair value each quarter. Accordingly, at the end of the second quarter of fiscal year 2001, we recorded a cumulative effect adjustment of a change in accounting principle of $4.1 million which represents the difference between the fair value of the guarantee as of July 1, 2001, and the fair value of the guarantee on the original date of the agreement. During the third quarter of 2001, we amended the agreement with WellPoint to reduce the guaranteed value of our stock issued to WellPoint from $10 million to $2.5 million. Accordingly, we recorded an extraordinary gain of $7.5 million on the reduction of this long-term obligation. As a result of the change in the terms of the agreement, we are no longer required to record changes in the fair value of the guarantee each quarter.

Liquidity and Capital Resources

	Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001
	(in thousands)
Cash used in operating activities	$(15,058)	$(38,656)
Cash provided by (used in) investing activities	13,351	(3,174)
Cash used in financing activities	(771)	(2,219)

We have incurred net losses of $644.1 million since inception. We believe that we will continue to incur net losses for at least the next two years (and possibly longer). From our inception through September 29, 2002, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $377.8 million.

Net cash used in operating activities was $15.1 million and $38.7 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. Net cash used in operating activities was primarily the result of net losses and changes in operating assets and liabilities, partially offset by non-cash expenses.

Net cash provided by (used in) investing activities was $13.4 million and ($3.2) million for the nine months ended September 29, 2002 and September 30, 2001, respectively. Net cash provided by investing activities consisted primarily of net sales of marketable securities, offset by the purchase of fixed assets.

Net cash used in financing activities was $771,000 and $2.2 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. Net cash used in financing activities was primarily the result of principle payments made under capital lease obligations, offset by cash received from the exercise of stock options and employee stock purchase plan.

	Sept. 29, 2002	Dec. 30, 2001
	(in thousands)
Cash & cash equivalents	$37,040	$39,518
Marketable securities	25,201	39,238

Total	$62,241	$78,756

Our principal source of liquidity is our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $37.0 million and $40.0 million, and our marketable securities balance was $25.2 million and $39.2 million at September 29, 2002 and December 30, 2001, respectively. Combined cash, cash equivalents, and marketable securities were $62.2 million and $78.8 million at September 29, 2002 and December 30, 2001, respectively.

Subsequent to the periods ending September 29, 2002, we received cash proceeds of $675,000 from a capital lease financing agreement with Silicon Valley Bank, wherein we financed certain fixtures and equipment for a period of two years.

As of September 29, 2002, our principal commitments consisted of obligations outstanding under capital and operating leases and a strategic marketing agreement with WellPoint, and are detailed as follows:

	Remainder of 2002	2003	2004	2005	Total
	($ in thousands)
Capital leases	$253	$447	$122	$69	$891
Operating leases	806	2,811	2,706	1,187	7,510
Marketing agreements	188	750	750	375	2,063

	$1,247	$4,008	$3,578	$1,631	$10,464

We believe that our existing cash, cash equivalents and marketable securities as of September 29, 2002 will be sufficient to fund our operations until we begin generating positive operating cash flow. We currently expect to begin generating operating cash flow during 2003, although there can be no assurances that we will ever generate operating cash flow. Any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or to obtain credit facilities from lenders. We cannot be certain that additional financing will be available to us under acceptable terms when required, or at all.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Reference is made to Footnote 6 of the foregoing Financial Statements as well as Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended December 30, 2001, filed April 1, 2002 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material, adverse effect on us, and there have been no material developments since our 10-K filing.

Item 4.    Controls and Procedures

Based on their evaluation of the company’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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
Robert A. Barton Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date:  November 13, 2002

CERTIFICATIONS

I, Kal Raman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of drugstore.com;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KAL RAMAN
Kal Raman Chief Executive Officer November 13, 2002

CERTIFICATIONS

I, Robert A. Barton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of drugstore.com;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT A. BARTON
Robert A. Barton Chief Financial Officer November 13, 2002