Form 10-K
period 2002-12-29
DRUGSTORE COM INC
filed 2003-03-31
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

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

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $79,000,000 as of June 30, 2002, based upon the closing price of $2.69 on the Nasdaq National Market reported on such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, the number of shares of the registrant’s Common Stock outstanding was 68,665,461.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 12, 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

drugstore.com, inc.

FORM 10-K

For the Fiscal Year Ended December 29, 2002

ii

PART I

ITEM 1.    BUSINESS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements.”

Overview

drugstore.com™ is a leading online drugstore and information site offering The Simple Way to Look and Feel Your Best™. Located on the World Wide Web at www.drugstore.com, we sell health, beauty, wellness, and pharmacy products. We also sell prestige beauty products through Beauty.com™, an online retailer that we acquired in February 2000 (located at www.beauty.com), and we sell sexual well-being products through our Web site located at www.sexualwellbeing.com (a URL that we acquired in January of 2003). We were incorporated in April 1998, commercially launched our Web site on February 24, 1999, and completed our initial public offering in July 1999. As of December 29, 2002, we have sold our products to approximately 3.2 million customers nationwide.

We have designed our Web site to provide a convenient, private, informative, and rewarding shopping experience that encourages consumers to purchase products essential to healthy, everyday living. Our Web site can be accessed via the Internet 24 hours a day, seven days a week from anywhere in the United States. We believe we offer a broader selection of products than typical brick and mortar retailers, along with a wealth of health-related information and other tools designed to help consumers make more educated purchasing decisions. Our navigational tools, shopping lists and e-mail reminders are designed to make it easy for our customers to regularly purchase their preferred products. We believe that our online solution provides customers with a superior shopping experience from other health, beauty, wellness and pharmacy retail solutions.

We currently operate only in the United States. During 2002, we organized our operations into two principal business segments which include over-the-counter health, beauty and wellness products (non-pharmaceutical segment) and prescription drugs (pharmaceutical segment). Additional information regarding our business segments can be found in the accompanying consolidated financial statements (see Note 11). Our business is generally affected by both seasonal fluctuations in Internet usage (which generally declines during the summer months) and traditional retail seasonality. Traditional retail sales for many of our specialty products usually increase significantly in the fourth calendar quarter of each year.

The Company’s quarterly and annual reports are available, free of charge, on our corporate Web site, www.drugstore.com, and are made available as soon as reasonably practicable following the filings thereof with the U.S. Securities and Exchange Commission (SEC) at http://www.sec.gov.

As used herein, “drugstore.com,” “we,” “our” and similar terms include drugstore.com, inc. and its subsidiaries, unless the context indicates otherwise.

Our Environment: Industry, Competition and Regulation

According to the National Association of Chain Drug Stores (NACDS), overall spending on health and wellness products, beauty aids and prescription drugs in the United States exceeded $240 billion in 2002. Within this group, prescription drugs is the largest and fastest growing category, representing nearly $180 billion in sales in 2002. This segment is expected to grow by 11-12% annually through 2005. Total online consumer sales of all types of products in the United States exceeded $40 billion in 2002 and are anticipated to grow to over $75 billion in 2005.

The Growth of the Internet and Electronic Commerce

The Internet has become an important medium for communicating, finding information and purchasing products and services. The number of Web users in the United States has increased significantly since the launch of our Web site in 1999 and we believe that the number of Web users in the United States will continue to increase as a result of a number of factors, including:

•	The large installed base of personal computers in the workplace and home;

•	Advances in the performance and reductions in the cost of personal computers, modems and Internet access;

•	Improvements in the ease of use and security of the Internet;

•	The availability of a broader range of online products, information and services; and

•	Growing awareness among consumers and businesses of the benefits of online shopping.

The Internet has unique and powerful characteristics that differentiate it from traditional distribution channels and have facilitated its rapidly expanding use as a purchasing medium. We believe consumers who use the Internet to purchase goods expect a more information-intensive experience than when they shop at a traditional retail store. We believe the ability to obtain relevant, up-to-date information makes the consumer better prepared to make a purchase. Accessing the Internet from a computer in the home or office allows consumers to easily scroll through and search articles, pages of product data and related topics, gather relevant information and purchase products at their convenience.

Competition

The commerce market for health, beauty, wellness, and pharmacy products is intensely competitive and highly fragmented. Our competitors can be divided into several groups: chain drugstores, such as Walgreen’s, CVS and Eckerd; mass market retailers, such as, Wal-Mart, Kmart, Target and, to a certain extent, Amazon.com; warehouse clubs, such as Costco and Sam’s Club; supermarkets, such as Safeway, Albertson’s and Kroger; specialty retailers and major department stores, such as Nordstrom, Macy’s and Bloomingdale’s; prescription benefit managers, such as Merck-Medco; Internet portals and online service providers that feature shopping services, such as America Online, MSN and Yahoo!; and other online retailers and/or mail order retailers of health, beauty, wellness, and/or pharmaceutical products both domestic and abroad. Each of these competitors operates within one or more of the health, beauty, wellness, and pharmacy product categories.

We believe that the following are the principal competitive factors in our market:

•	Brand recognition;

•	Product selection;

•	Convenience;

•	Privacy;

•	Price;

•	Web site features, functionality and performance;

•	Ease of purchasing;

•	Customer service;

•	Quality of information services; and

•	Reliability and speed of order shipment.

Government Regulation

Our business is subject to extensive federal, state and local regulations. In particular, entities engaging in the practice of pharmacy are subject to federal and state regulatory and licensing requirements. For example, pursuant to the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, pharmacists are required to offer counseling, without additional charge, to customers regarding medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill and other information deemed significant. Entities such as drugstore.com that distribute “controlled substances” are also subject to the Controlled Substances Act of 1970 and regulations issued by the U.S. Drug Enforcement Administration and state laws and regulations pertaining to controlled substances.

We also sell dietary supplements, medical devices, cosmetics, conventional foods, drug products (prescription, over-the-counter (OTC) and homeopathic) and consumer products subject to regulation, as applicable, by the Food and Drug Administration (FDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC) and state regulatory authorities. In addition to regulating the claims made for specific types of products, the FDA and the FTC may also attempt to regulate the format of Web sites that offer products to consumers. As we expand our product and service offerings, more of our products and services will likely be subject to FDA, FTC, CPSC and state regulations.

We have structured our business, and entered into arrangements with our business partners, in order to comply with pharmacy regulatory and licensing requirements, in addition to requirements applicable to distributors of controlled substances and regulations associated with the practice of medicine. We have also structured our business in order to comply with FDA, FTC, CPSC and state regulatory requirements applicable to the sale of products to consumers. Regulations in all of the above-mentioned areas often require subjective interpretation, and we cannot be certain that our attempts to comply with the above regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including, but not limited to, suspension or revocation of any applicable licenses or registrations, seizure of our inventory or monetary fines that could adversely affect our operations. (See Risk Factor, “Governmental Regulation of Our Business Could Require Significant Expenses, and Failure to Comply With Certain Regulations Could Result in Civil and Criminal Penalties”.)

Regulatory requirements to which we are subject may expand over time. Congress and federal agencies continue to scrutinize the benefits and risks of online pharmacies, focusing especially on those sites that illegally issue prescriptions and illegally sell prescription drugs. To combat the illegal issuance of prescriptions and the illegal sale of prescription drugs over the Internet, certain members of Congress have proposed additional regulation of Internet pharmacies, primarily regarding disclosure of certain identifying information on Web sites, as well as additional enforcement mechanisms and funding for such efforts. We believe we are in compliance with existing federal and state requirements for pharmacy licensing and registration and with laws relating to dispensing of prescription drugs, security, record keeping and reporting of pharmacy sales. The National Association of Boards of Pharmacy (NABP) has developed the Verified Internet Pharmacy Practice Sites (VIPPS) program, which is a model for voluntary regulation for online pharmacies that provides certification of compliance with all state laws and regulations and other criteria established to ensure good pharmacy practice. We have received VIPPS program certification.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) mandates the development of standards and requirements to control the flow of health information throughout the health care system and to protect the privacy of personal health records. The HIPAA regulations have been finalized for Standardization of Transactions and Code Sets and for Privacy of Individually Identifiable Health Information (also known as the privacy standards rule). Covered organizations and practitioners, including drugstore.com, have until April 14, 2003, to comply with the privacy standards rule, and until October 16, 2003, to comply with the Standardization of Transactions and Code Sets rules. Several of the requirements in these regulations could create financial and administrative burdens for pharmacies, including online pharmacies such as us, may restrict the manner in which we transmit and use information and may cause us to use additional resources in order to comply with the requirements of these regulations, which could have an adverse effect on our results of operations. Other legislation and regulations currently being considered at the federal and state level, including legislation or regulations relating to confidentiality of patient records, electronic access and storage, could affect our business. In addition, state legislatures may add or amend legislation related to the regulation of nonresident pharmacies.

The inclusion of outpatient prescription drugs as a Medicare benefit has been the subject of numerous bills in the U.S. Congress. Should legislation on prescription drug coverage for Medicare recipients be enacted into law, we would be subject to compliance with any corresponding rules and regulations. The Bush Administration has proposed Medicare-endorsed prescription discount cards. In addition, certain state governments have proposed prescription discount card programs to control the rise in drug costs. If these proposed discounts were to come primarily from retail pharmacy concessions on drug prices and dispensing fees, we could be adversely affected. (See Risk Factors – “Governmental Regulation of Our Business Could Require Significant Expenses, and Failure to Comply With Certain Regulations Could Result in Civil and Criminal Penalties” and “We Face Uncertainty Related to Pharmaceutical Costs and Pricing, Which Could Affect Our Revenues and Profitability”.)

Although it is currently illegal to import most prescription drugs into the U.S. from any foreign country, the FDA has taken an unofficial position that allows Canadian pharmacies to ship prescriptions to U.S. consumers. Legislation allowing for importation of prescription drugs by individuals for personal use has been introduced into the U.S. Congress each year for at least the past three years. If enacted, this legislation could adversely affect our business since consumers may increasingly use foreign-based online prescription drug Web sites instead of U.S.-based online pharmacies to fill their prescription needs. Most recently the FDA has indicated that they may begin to seek action against those who support or facilitate the illegal re-importation of prescription drugs, but it is too soon to tell what impact, if any, this action may have on the Company. (See Risk Factor—“We Face Significant Competition From Both Traditional and Online Retailers”.)

The drugstore.com Solution

We believe our online store provides customers with a superior shopping experience that provides consumers with The Simple Way to Look and Feel Your Best™. We draw and retain our customers by emphasizing the following key attributes of our store:

Convenience.    Our user-friendly Web store may be reached from wherever the shopper has Internet access, such as the shopper’s home or office. Further convenience advantages at our store include:

•	Shopping 24 hours a day, seven days a week;

•	Direct delivery to the shopper’s home or office, avoiding the need for a trip to a physical store;

•	Opportunities for customers to order prescriptions for delivery using one of our mail order delivery options or to order refills of their existing prescriptions on our Web site for pickup at a local Rite Aid store;

•	Ability to schedule email reminders in order to assist with the reordering process;

•	A personal shopping list for every customer, allowing for quick and easy reordering during future visits;

•	Advanced search technology that simplifies product and information discovery;

•	Confidential anytime-access by a customer to personal medication profiles;

•	Ability to purchase and send products easily to others; and

•	Other safety-related features such as a drug interaction checker and the eMedAlert™ program, which alerts customers to critical and timely information regarding product warnings, updates and recalls.

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

Product Assortment.    Because we do not have shelf-space limitations, we believe we offer a significantly broader range of products, and also greater depth within each product category, than are available in a traditional chain drugstore. Not only do we offer traditional chain drugstore items (prescription drugs, over-the-counter medications and personal care products), we believe we offer a broader selection of health, beauty, and wellness products, sexual well-being and natural products, household products, and pet health solutions than can be found in many traditional chain drugstores. We believe that we offer the largest selection of drugstore products available on the Internet. We are also the only online retailer that offers General Nutrition Companies, Inc. (GNC) wellness products.

Information.    Because the Web has become an increasingly important tool for researching healthcare topics, we believe that providing useful information is a critical aspect of enabling consumers to make informed purchasing decisions. We have assembled a broad array of information on our Web site that enables consumers to make informed purchasing decisions. This information is focused on key aspects of our market segments and is produced in-house and by third-party expert sources. Consumers can either access the information directly, through a number of content features on our Web site, or get free help directly from our customer care representatives and experts by contacting them through e-mail or via telephone at 1-800-DRUGSTORE. Our information services include:

•	Full Product Packaging Information. Nearly every product available on our Web site can be viewed in an expanded format where all package (and product insert) information, including ingredients, directions and warnings, can be read next to an enlarged photograph of the product. This enables the customer to obtain at least the same level of information as if he or she were shopping in a retail store and picked up the package to read the product information.

•	Easy Access to Drug Information and Personalized Pharmacy Advice. Consumers can access our extensive drug information library directly at our Web site, anytime, at their own convenience. Drug information and drugstore.com drug prices can be accessed via our drug index. We provide information to help consumers understand generic drug alternatives and potential drug interactions. We also provide health- and pharmacy-related editorial content. Our in-house pharmacists can provide personal guidance by phone or e-mail to ensure that each customer understands the correct usage, possible side effects and expected beneficial outcomes of a prescription or an over-the-counter medication.

Communication.    We can communicate with customers on a regular basis through the convenience of e-mail. In addition to our “Ask Your Pharmacist” feature, we offer the following means of communication with our store:

•	Reminders. We have the ability to e-mail a customer when a prescription or non-prescription product is scheduled to run out, reminding him or her to order a replacement product or a prescription refill. Customers simply tell us how often they need a product and we can send them refill/replacement reminder.

•	Specialized Customer Care. To ensure timely and high-quality customer service, we have established specialty teams within the drugstore.com customer care department to ensure every customer gets the personalized service they require. Our customer care specialists respond to customer e-mails and phone calls that are related to the placing of their order, insurance, prices, products, and delivery. Once an order is placed, customers may view order-tracking information on our Web site.

•	Personalized Communications. As customers use our Web site, they can provide us with information about their buying preferences and habits. We use this information to develop personalized communications and deliver useful newsletters, special offers and new product announcements to our customers via e-mail and other means. In addition, we use e-mail to alert customers to important developments and merchandising initiatives.

Value.    Through the combination of shopping convenience, privacy, product assortment, information, communication (each described above), and competitive pricing, we believe we offer our customers superior value versus the typical retail solution. We believe we can save our customers time and money. For more information regarding our pricing strategy refer to the section entitled “How We Merchandise” below.

Product Categories

The market we address can be divided into four primary categories: health, beauty, wellness, and pharmacy. We offer several solutions to address these categories using a multi-store format within the drugstore.com store umbrella. Our stores include: medicine cabinet, beauty and spa, nutrition and wellness, personal care, household, pharmacy and sexual well being. Many of the products sold in our stores are essential, personal in nature, and are purchased repeatedly. Vendors frequently introduce new products, drive new trends and cause us to adjust and update our store offering and content throughout the year. Key aspects of the primary store categories available at drugstore.com are as follows:

Medicine Cabinet.    The medicine cabinet category includes OTC remedies, such as cough, cold, allergy and pain relief medications, first aid, medical devices for home healthcare, contraceptives and other products related to the body’s health needs. Consumers in this category often seek significant amounts of product information to determine which products will meet their health needs. Representative brands carried in our health product category include Advil, Tylenol, Pepcid, Bausch & Lomb and Metamucil.

Beauty and Spa.    The beauty and spa category includes cosmetics, fragrances, home spa products and a variety of skin care products. Some of the factors driving consumer demand for beauty products include regular and seasonal new product introductions, as well as changing fashion trends. Consumers often seek advice regarding these trends or the functionality of new products. The beauty category can be broadly classified into two subcategories: mass-market and prestige products. In February 2000 we acquired Beauty.com, Inc., an online retailer of prestige beauty products. Consumers for prestige products generally shop in department stores and beauty specialty stores or in spas and salons. Representative brands carried in our mass-market beauty product category include Philosophy, Revlon, L’Oreal, Cover Girl and Neutrogena; representative brands carried in our prestige beauty product category include shu uemura, LORAC, Sue Devitt Studios, Calvin Klein, and tarte.

Nutrition and Wellness.    The nutrition and wellness category includes vitamins, nutritional supplements, herbs, homeopathy and other natural products. We believe that increasing consumer interest in nutritional and wellness products to improve physical and mental well being has contributed to growth in this category. We believe supplemental product information is important to these consumers because they are interested in the intended physiological effects of these products. Representative brands carried in our wellness product category include Centrum, One-A-Day, Nature Made, Twinlab, Natrol and Nature’s Way. We are also the exclusive online retailer of GNC wellness products.

Personal Care.    The personal care market category includes products related to hair, body and shaving, oral hygiene, baby and feminine needs. The personal care category is comprised of a number of different product groups that consumers typically shop for at mass-market retailers, chain drugstores, supermarkets, warehouse clubs and specialty stores. Representative brands carried in our personal care product category include Gillette, Colgate, Johnson & Johnson, Rogaine and Pampers.

Sexual Well-Being.    The sexual well-being category provides both information and a wide selection of sexual well-being products, all provided in an environment where customers can explore their sexual wellness needs in the privacy of their own home. The unique retail offering provides a full range of adult consumer shopping choice—from novelty, to relationship building, to individual pleasure and relaxation. Representative brands include Kama Sutra, Astroglide, Lover’s Choice, Shunga and Vibratex. In January 2003 the Company launched a new Web site, sexualwellbeing.com, in order to more effectively market the products in this category.

Household.    The household category features easy and unique household solutions. This category offers a wide selection of household products ranging from easy cleaning solutions, new and innovative cleaning appliances and healthy house products, such as air and water purification systems. We feature items that create ambiance, that make cleaning easier and healthier, and that make entertaining simple. Representative brands include Hunter, Braun, OxiClean, Vicks, Caldrea and Shark.

Pharmacy.    This category consists primarily of prescription medication for chronic illnesses and needs, such as high blood pressure, diabetes, osteoporosis, depression, hair loss and birth control. Over the past ten years, mail order pharmacies have become an increasingly important source of pharmaceuticals for chronic illnesses.

The Shopping Experience at drugstore.com

Shoppers at drugstore.com see a home page that highlights our seven product departments in tabs across the top of the page, as well as editorial content and promotions. A shopper can browse through the Web site by clicking on the permanently displayed department names, move directly to a department’s home page and view promotions and featured products. All product lists allow a shopper to select products based on brand or unique attributes of the category, such as tartar control or whitening for toothpaste or color for lipstick and eye shadow. Shoppers can also search the site by entering text in the search box at the top of any page.

A customer can select products for purchase by clicking on the “buy” button in the product list. The products are then added to the customer’s shopping bag. If a customer needs more information to make a purchase, we supply interactive tools and content to aid in the decision, such as:

•	Your List. Returning customers can easily view their previous purchases by consulting their personalized shopping lists through our Your List™ feature. The shopping lists make buying regularly replenished items even easier to purchase because the customer can buy from their personalized shopping list without having to browse the site. If requested by the customer, we also send e-mail reminders when items on their lists are scheduled to run out and need to be replenished.

•	Personalized Product Recommendations. Returning customers receive product recommendations based on past purchasing behaviors and product affinities that may suit their needs and lifestyles.

•	Getting Help. From every page of our Web site, a customer can click on a “help” button to go to our customer care area. In this area, we assist customers in searching for, shopping for, ordering and returning our products. In addition, we provide customers with answers to the most frequently asked questions and encourage our visitors to send us feedback and suggestions via e-mail or by telephone at 1-800-DRUGSTORE.

When the customer finishes selecting the desired products, he or she proceeds to checkout. The only information required to checkout is an e-mail identification, a password (to protect account privacy), a billing address, a shipping address and a valid credit card number and expiration date. All of this information is maintained in a private and secure format and remains available for the customer’s future access.

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

Pharmacy Services

The pharmacy services at drugstore.com are provided by experienced professionals using advanced information technologies. We employ licensed pharmacists who ensure private, personal customer service and we are licensed to fill prescriptions in all 50 states in the U.S. We have also received VIPPS certification from the NABP, a coalition of state pharmacy boards. The VIPPS program sets standards for Internet pharmacies and informs the public of those sites that are fully licensed and have agreed to comply with its standards.

New prescriptions may be ordered on the drugstore.com Web site for mail order delivery. Refill prescriptions that have previously been filled at a Rite Aid store or our mail order facility may be either mailed to the customer, or the customer can choose to pick-up their prescription at any one of Rite Aid’s 3,400 stores nationwide. We service both cash paying pharmacy customers and customers with insurance coverage. Through our relationships with Rite Aid Corporation (Rite Aid), insurance companies and Pharmacy Benefit Managers (PBMs), we are able to obtain insurance reimbursement coverage for many insured prescriptions, but we are limited to those plans that allow us to fill prescriptions on their behalf. Customers can ask our pharmacists about medications and receive other information about prescription drugs and health-related products using the Ask Your Pharmacist feature of our Web site. Although most prescriptions are ordered via the Web site, we also accept orders for prescriptions via telephone at 1-800-DRUGSTORE.

Services.    We seek to provide a high level of responsiveness and customer support. In addition to our extensive drug information, specialized customer care features, and refill reminders, our pharmacy services include:

•	Ask Your Pharmacist. This feature allows customers to ask our pharmacists questions about medication, dosage, delivery systems, common side effects and other information about prescription drugs and health-related products. Our pharmacists seek to provide an initial answer to a customer inquiry, via e-mail within one business day.

•	Private Access to drugstore.com Prescription History. Customers who fill their prescriptions at drugstore.com can access their secure, individual medication profiles at any time. A written patient information document accompanies all medications dispensed to drugstore.com customers. This service enables customers to maintain a record of their prescription purchases for clinical, insurance and tax reporting purposes.

•	eMedAlert. We created the eMedAlert program to alert our customers to critical and timely information regarding prescriptions and over-the-counter product warnings, updates and recalls. Through the eMedAlert program, our goal is to rapidly communicate vital, complete and up-to-date drug and product recall/warning information to customers in a private and secure manner. The eMedAlert program combines public notifications on our Web site with targeted e-mail messages sent to customers who have purchased the drug or product that is the subject of the recall/warning.

•	Consumer Drug Interaction Checker. Consumers can use this feature to research interactions among prescription drugs, herbal supplements and dietary supplements, as well as to identify ingredient duplications between drugs. The checker also allows consumers to search for potential interactions between medications and food, alcohol and tobacco products.

•	Frequently Asked Questions. Working in conjunction with our pharmacists, we have created a searchable database of almost 800 answers to frequently asked health questions.

Filling Prescriptions.    We only accept prescriptions from licensed health care providers. We do not prescribe medications or otherwise practice medicine. We focus on dispensing medications used by consumers on a chronic basis. For acute care needs, when a customer has a single episode of a short-term illness or an exacerbation of a chronic condition requiring immediate attention in the form of antibiotics or pain medications, we recommend that customers pick up their prescriptions from a local pharmacy. This is because the treatment of acute care needs are extremely time sensitive and the delivery time required by online purchases could be too slow to meet the customer’s needs. We do not dispense certain controlled substances known as Schedule II pharmaceuticals at this time because there are increased risks associated with their dispensation, such as fraud, illegal resale of prescription drugs and special storage, shipping and handling requirements. Schedule II Pharmaceuticals are drugs classified by the Controlled Substance Act of 1970 as having a high potential for abuse, such as opiates (including morphine), products that contain oxycodone stimulants (including amphetamine and methylphenidate) and depressants (including secobarbital and amobarbital). We accept, verify and crosscheck prescriptions much like traditional retail and mail service pharmacies.

•	Accepting Prescriptions. For new prescriptions, customers can direct their physicians to call in or fax their prescriptions to us, or request that we contact their physician directly to obtain prescription information. For transfers, customers can direct their pharmacy to transfer their prescriptions or request that we contact their pharmacy to transfer the prescription to drugstore.com. For refills, customers may order directly from our Web site or respond to one of our e-mail refill reminders.

•	Verifying Prescriptions. Our pharmacists verify the validity and completeness of prescription drug orders utilizing methods similar to those used by community-based pharmacists. The standard practice for verification of prescription drug orders is that the pharmacist will contact the physician’s office by telephone or fax if there is any reason to question the validity, accuracy or authenticity of any order. In addition, our pharmacists call and verify the validity of prescription drug orders for allowable controlled substances, such as Schedule III-V drugs. In addition, our pharmacists verify that all legally required information is recorded on the prescription drug order and utilize a database to verify physician-identifying information, if necessary.

•	Drug Utilization Review. To use our prescription drug services, all customers are asked to provide our pharmacists with information regarding drug allergies, current medical conditions and current medications. Our pharmacists use advanced technologies to crosscheck every prescription against the information we receive from the customer for drug, disease, and allergy interactions.

Payment.    Customers may pay for their prescriptions with cash, by credit card or by entering insurance information that shows that they are covered by a managed care organization, insurance plan or PBM with whom we have a contract. During 2002, approximately 70% of our prescriptions were paid for by insurance plans, while the balance reflected prescriptions submitted by customers who pay for the prescription directly. As a result of our relationship with Rite Aid, we are able to fill prescriptions for a majority of customers with pharmacy benefits covered by a plan accepted by Rite Aid, and we participate in substantially all of the retail pharmacy networks of Advanced PCS (PCS), that were formerly owned by PCS Healthcare Systems, Inc., the retail pharmacy networks managed by WellPoint Health Networks, Inc. (WellPoint), Express Scripts (through our relationship with Rite Aid) and Aetna US Healthcare, Inc.

Pharmacy Supply.    Until we opened our own distribution center facility, a substantial amount of our pharmaceutical products delivered by mail were supplied by RxAmerica LLC. At the time of opening our distribution center in January 2000, we also entered into an agreement with Rite Aid whereby we became required to purchase all of our pharmaceutical products through Rite Aid from McKesson, unless we are able to obtain better overall terms from another vendor. To date we have not been able to obtain better overall terms from any other supplier and we currently expect that Rite Aid will continue to be the supplier for a majority of our pharmaceutical product purchases. This purchase requirement will continue for the term of the Rite Aid relationship through June 2009, and enables us to take advantage of volume discounts as a result of our relationship with Rite Aid.

How We Merchandise

Merchandising Strategy

We believe that the breadth and depth of our product selection, together with the flexibility of our online store and the range of helpful and useful shopping services, enables us to pursue a strong merchandising strategy. Aspects of this strategy include:

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

Flexible and Unique Merchandising.    Our online store gives us flexibility to change featured products or promotions without having to alter the physical layout of a store. We are also able to dynamically adjust our product mix and introduce special promotions in response to changing customer demand, customer demographics, new consumer trends, new seasons or upcoming holidays. Our technology also allows us to customize the shopping experience by personalizing the products that are presented to customers.

Specialty Shops.    We have created specialty shops in each of our product categories and have made them available via our tab navigation on our Web site. These specialty shops sell a wide range of products including natural and organic products, home spa, salon hair care products, baby care products, and pet care products. Our GNC LiveWell Store is dedicated to GNC nutritional products and other products typically sold in GNC stores. We are currently the exclusive distributor of GNC brand products on the Internet, and will continue to be the exclusive online distributor subject to our meeting performance parameters during the fifth year of the relationship in 2004. Our natural store carries wholesome products by brands such as Burt’s Bees and Tom’s of Maine. The specialty store format and navigation allows us to market products by life stage, lifestyle, health condition, specific consumer groups or seasonal themes.

Extensive Product Information.    A key component of our merchandising strategy is the ability to use information as a tool for consumers. We combine manufacturer information with editorial information to allow consumers to make more informed buying decisions and to comparison shop more easily for products. In addition, our Web site allows us to market products to customers in many different ways, including by product category or by product characteristics, such as price or ingredients.

Targeted Promotions.    We have the ability to offer products to individual customers based on their affinities or conditions. In addition, we can present merchandise to a customer tailored to personal interests and shopping histories. We also cross-sell our departments to promote impulse buying by customers.

Sampling.    We have programs that allow us to provide samples of over-the-counter products to customers as trials. We may also use broad-based and targeted sampling to work with manufacturers to introduce new products.

Marketing Programs for Suppliers.    We host programs for consumer product manufacturers to strategically market their brands within our Web site. These programs motivate the manufacturers to invest resources in marketing on our Web site. We believe that these branded promotions improve the customer’s shopping experience because the manufacturers provide our customers with purchase incentives, the ability to buy many “first-to-market” products, and the information needed to make informed purchase decisions. Additionally, we continue to partner with product manufacturers to market new products and are demonstrating that drugstore.com is a valuable marketing partner. Recently, we have provided pre-sell product launch platforms, which means that we work with a vendor to offer a specific new product first to consumers, for RESPeRate by Intercure, Inc., which is a blood pressure lowering device, Pre-Seed by Bio-OriGyn Inc. (a sperm-friendly intimate moisturizer for customers trying to conceive), Colgate Simply White, and Sonicare’s Elite model toothbrush. We also partnered with Dreamtime, Inc. during the previous holiday season by becoming their exclusive online retail solution.

Pricing Strategy

Our goal is to offer our customers the largest assortment of health, beauty, wellness and pharmacy products with value pricing. We strive to improve our operating efficiencies and to leverage our fixed costs so that we can afford to pass along the savings to our customers in the form of lower prices and exclusive deals. We also attempt to make additional cost savings opportunities known to our customers when they are available. For example, in our pharmacy we proactively highlight lower cost generic drug alternatives versus higher priced brand solutions where both the customer and drugstore.com save on the price of the drug. We also work to migrate our pharmacy customers from 30-day to 90-day supplies of medication, by providing quantity price breaks as incentives. Again, this strategy allows our customers to take advantage of price savings and we enjoy fulfillment cost savings and higher customer retention. We believe our overall pricing strategy will increase unit retail growth, and lead to further operating efficiencies.

How We Serve Our Customers

Delivery of Our Customers’ Orders

In January 2000, we began operating a leased 290,000 square foot distribution center in New Jersey. Since June 2000, all of our orders delivered by mail are processed from this distribution center.

We purchase our non-pharmaceutical inventory directly from various manufacturers and wholesalers. Under the terms of our agreement with Rite Aid, we are required to buy our pharmaceutical products through Rite Aid directly from McKesson, unless we are able to obtain better overall terms from other vendors. This arrangement enables us to take advantage of the buying power of Rite Aid, and therefore decreases our cost on pharmaceutical products. For prescriptions filled through our pharmacy at our distribution center, we operate under our arrangement with Rite Aid. Our pharmacists, working together with a Rite Aid “pharmacist in charge,” perform all aspects of the prescription fulfillment process and all aspects of customer service.

Our warehouse management system provides us with real-time data on inventory receiving and shipping, quantities and location. This enables us to notify customers about product availability on a real-time basis. In addition, we offer an order tracking system for our customers on our Web site that enables a customer to see where their order is en route, and when it is expected to be delivered. Due to the relatively short lead time required to fill orders for our products, backlog of orders is not material to our business.

We generally charge our customers a shipping charge that covers a portion of our expense of shipping. During 2002 we began to offer free standard shipping on any non-pharmaceutical order over $49. We offer a variety of shipping options, including next-day delivery for orders received during the business week. We ship anywhere in the United States that is served by the United Parcel Service or the U.S. Postal Service. Priority orders are flagged and expedited through our fulfillment processes. For non-prescription product orders, our goal is to ship within 24 hours of the time the order is placed. For prescription products, our goal is to ship as soon as the prescription has been verified and our pharmacists have completed drug utilization reviews. In January 2002, we began to charge shipping on most pharmaceutical orders shipped from our distribution center.

In addition, customers are able to order refills of their existing Rite Aid or drugstore.com prescriptions online at our Web site for pick-up at their choice of any Rite Aid store or for delivery using one of our standard delivery options.

Customer Care

We believe that a high level of customer service and support is critical to retaining and expanding our customer base. Our customer care specialists are available 24 hours a day, 7 days a week to provide assistance via e-mail or phone. We strive to answer all customer inquiries within 24 hours. Our customer care specialists handle questions about orders and how to use our Web site, assist customers in finding desired products and register customers’ credit card information over the telephone. Our customer care specialists are a valuable source of feedback regarding customer satisfaction. Our Web site also contains a customer care page that outlines store policies and provides answers to frequently asked questions. In addition, our pharmacists can provide advice to customers about medication, dosage, delivery systems, common side effects and other information about prescription drugs.

We generally refund to customers all or a portion of the selling price, including related shipping fees if applicable, in the event a customer is not satisfied with the product purchased or the quality of customer service provided. Sales returns have not been significant to date.

We maintain a customer care center in our Bellevue, Washington headquarters. We also operate a toll-free telephone number, 1-800-DRUGSTORE, through which customers can place orders and receive information. In addition, customers who choose not to transmit their credit card information via the Internet have the option of calling in their credit card information via telephone.

Operations and Technology

We have implemented a broad array of services and systems for site management, searching, customer interaction, transaction processing and fulfillment. We use a set of software applications for:

•	Accepting and validating customer orders;

•	Organizing, placing and managing orders with vendors and fulfillment partners;

•	Receiving product and reserving inventory for specific customer orders; and

•	Managing shipment of products to customers based on various ordering criteria.

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

We also have a technology license and advertising agreement with Amazon.com under which we have mutually agreed to license certain existing and future technology used in the operation of our Web sites, as long as we do not use the technology to compete with each other. We currently are not using any Amazon.com technology but could do so in the future if it would benefit us. See “Relationship with Amazon.com” for a further description of our agreements with Amazon.com.

Our core merchandise catalog, customer interaction, order collection, fulfillment and back-end systems are proprietary to drugstore.com but are available to Amazon.com under our agreement with them. Our software platform and architecture are integrated with an Oracle database system. The systems were designed to provide real-time connectivity to the distribution center systems for pharmacy and the non-pharmacy products. These include an inventory-tracking system, a real-time order tracking system, an executive information system and an inventory replenishment system. Our Internet servers use SSL technology with Verisign-issued digital certificates to help conduct secure communications and transactions. Our systems infrastructure is hosted at

Cable & Wireless (formerly Exodus Inc.) in Tukwila, Washington, which provides communication lines from multiple providers, including UUNet and AT&T, as well as 24-hour monitoring and engineering support. Cable & Wireless has its own generators and multiple backup systems in Tukwila.

Our Target Customer

Our target customer is the busy, working female between the ages of 35 and 54. This customer tends to be married with children, makes most of the household buying decisions and uses online shopping as a means of maximizing the use of her time, browses multiple categories and finds online shopping a relaxing and rewarding experience. We also cater to a secondary target market which reflects a more senior male who uses online shopping as a means of maximizing the use of his time, and as he ages tends to increase his utilization of prescription medications.

Marketing Our Products and Services

Our marketing and promotion strategy is designed to build brand recognition, increase customer traffic to our store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.

We intend to continue to use the unique resources of the Internet as a means of marketing in an effort to encourage traffic and repeat purchases. Our advertising campaigns are focused on frequently visited Internet portals, health-related Web sites and other frequently visited Web sites, search engines and associated Web sites, and direct to consumer marketing programs using email and U.S. mail. We have strategic relationships with Amazon.com, Rite Aid and GNC, all of which promote our Web site. We believe the marketing benefits of our relationship with Amazon.com include the integration of various shopping features of our Web site, the creation of a drugstore.com shopping presence on Amazon.com’s Web site and the promotion of our site by one of the premier e-commerce companies. In addition, Rite Aid has agreed to include drugstore.com in a significant portion of Rite Aid’s own advertisements (weekly circulars), as well as on shopping bags, prescription vial caps, in-store signs and permanent links from its Web site. We are also extending our market presence through our Associates Program, which enables associated Web sites to make our products and services available to their audiences through a link to our Web site. In addition to the marketing strategies outlined above, we continue to evaluate and test new ways to drive customer orders in a cost effective manner. Towards that end, we launched three new programs in the fourth quarter of 2002 to increase customer loyalty; they include Everyday Free Shipping, drugstore.com dollars™ and Diamond Deals™ (each are described below).

Everyday Free Shipping.    With the Everyday Free Shipping program, customers receive free standard shipping on their nonprescription orders of $49 or more. Once an order has qualified for free shipping, prescription items will be shipped free with that order. Products eligible for free shipping are marked with a shipping truck icon.

drugstore.com dollars™.    Through the drugstore.com dollars™ program, customers automatically earn a five percent credit on every nonprescription purchase made during a calendar quarter. drugstore.com dollars™ automatically apply to the next nonprescription order during the following calendar quarter.

Diamond Deals™.    The Diamond Deal™ feature allows customers to choose one of six personalized, limited-time product offers at significant savings from the everyday low prices available at the drugstore.com web store. Each week, customers are presented with program offers that are relevant to each customer and their lifestyle, based on their previous purchases and drugstore.com shopping experiences.

We will continue to evaluate and adjust these programs as well as other marketing strategies in our pursuit of cost effective customer acquisition and retention strategies.

Key Strategic Relationships

Relationship with Amazon.com

We have a strategic relationship with Amazon.com that allows us to share technologies and to advertise as a health and beauty retailer on Amazon.com’s Web site. We believe that our association with Amazon.com is beneficial to the development of drugstore.com’s presence on the Internet and its brand recognition. Amazon.com is our largest stockholder owning 19% of our company as of December 29, 2002, and Jeffrey P. Bezos, Amazon.com’s chairman of the board, president and chief executive officer, is a member of our board of directors.

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

On January 24, 2000, we entered into a marketing agreement with Amazon.com to integrate various shopping features of our Web site and to create a persistent drugstore.com shopping presence on Amazon.com’s Web site. Amazon.com agreed to promote the drugstore.com health and beauty product section of its Web site to its customer base in a manner similar to its efforts with respect to its other product sections. Under the agreement, the parties agreed to implement additional features on the Amazon.com Web site designed to improve customer shopping experiences, including integrated search and browse capabilities. The agreement also contained exclusivity provisions restricting (1) the percentage of total revenues we can obtain from the sale on our Web site of products or services other than health, beauty (including cosmetics, fragrance, bathing and hair and skin products), wellness, and prescription drug products and (2) the percentage of revenues Amazon.com or any other Amazon.com marketing partner can receive from the sale of these types of products on its Web site other than through its relationship with us. The consideration for the agreement included 1,066,667 shares of our common stock with a fair market value at the date of issuance of $30 million issued immediately in a private placement transaction and minimum cash payments totaling $75 million over the three-year term of the agreement. In July 2000, Amazon.com agreed to reduce the remaining minimum cash payments due over the three-year term of the agreement from $75 million to $30 million. Additionally, we agreed to pay additional amounts in cash if the advertising services exceed certain performance thresholds in the second and third years of the agreement. We also issued to Amazon.com a fully vested, nonforfeitable and exercisable warrant to purchase 2.5 million shares of our common stock at $4.94 per share; this warrant expired in July 2002 without being exercised. In June 2001, we further amended this agreement, changing the termination date from April 2003 to June 2002 and revised the total consideration under the agreement from $67.3 million over 36 months, including stock consideration of $37.3 million and cash payments of $30 million, to $46.3 million over 27 months, representing stock consideration of $37.3 million and cash payments of $9 million. Prior to the amendment, on an annualized basis, amortization was $22.4 million and was reduced to $19.9 million after the amendment. As of July 2002, there were no remaining amounts to be amortized under this marketing agreement, as this agreement expired as of the end of June 2002.

In June 2002 we entered into a cost-per-new-customer marketing agreement with Amazon.com whereby we pay Amazon for each new, unique customer that places an order, and Amazon continues to maintain a persistent drugstore.com presence in their Web site while we retain an ability to serve Amazon.com shoppers who are searching for health, beauty, wellness and pharmacy products. The new agreement has been extended and now expires in March of 2004.

Relationship with Rite Aid

In June 1999, we entered into a strategic relationship with Rite Aid. As part of that relationship, customers are able to order refills of their existing Rite Aid or drugstore.com prescriptions using our Web site, and may choose to receive that prescription using our mail order delivery service, or may pick up their prescription at any of Rite Aid’s 3,400 stores nationwide. In addition to offering multi-channel delivery options, Rite Aid and drugstore.com agreed to promote each other’s services both online and offline, including a link from Rite Aid’s Web site to our Web site. drugstore.com also received the benefit of many of Rite Aid’s insurance and PBM relationships, and is able to buy prescription products through Rite Aid, taking advantage of their buying power. During the first quarter of 2002 the relationship expanded as we began selling Rite Aid private label over-the- counter products. This opportunity gave us an entry into the private label market and we now offer over 200 Rite Aid brand SKU’s throughout our store. As of result of this agreement, Rite Aid became one of our largest suppliers.

As part of this relationship, both Rite Aid and drugstore.com agreed to certain exclusivity provisions that limit drugstore.com’s ability to promote, or affiliate with, any other physical retail drugstore or to operate as a traditional physical drugstore, and preclude Rite Aid from offering or selling products or services on the Internet other than through our Web site. In addition, the agreement requires us to purchase all of our pharmaceutical products from Rite Aid unless we are able to obtain better overall terms from another vendor. The agreement contains additional provisions providing for the licensing by Rite Aid to drugstore.com of information technology systems and the integration of the information technology and pharmacy systems of the two companies. This agreement ends in 2009 but can be terminated for breach by either party prior to such time.

In connection with this ten-year agreement, Rite Aid received 9,334,746 shares of our common stock, making them one of our largest stockholders until 2002, at which time Rite Aid liquidated its holdings in the Company’s common stock.

Relationship with GNC

In June 1999, we entered into a relationship with GNC whereby we became the exclusive online provider of GNC-branded products. We have the exclusive right to sell GNC’s wellness products over the Internet, including the PharmAssure brand of pharmacist-recommended vitamins and nutritional supplements, subject to our meeting performance parameters based on traffic to our Web site and sales of GNC products in 2002 and 2004. We met these performance parameters in 2002 and continue to be the exclusive online provider of GNC branded-products. As long as we have the exclusive right to distribute GNC’s products over the Internet, we will not promote any other retail health food store or operate a physical retail health food store. If the exclusivity provisions of the agreement terminate, we will have the non-exclusive right to sell these products for the remaining term of the agreement. As part of this relationship, we have created the GNC LiveWell Store within the drugstore.com Web site that is dedicated to selling GNC products on a consignment basis. We are entitled to retain a percentage of the gross revenues that we collect from sales of GNC products and recognize only the net amount retained as revenues. In connection with this relationship, GNC received 2,947,853 shares of our common stock. GNC and drugstore.com also agreed to co-promote each other’s products and services in both their traditional and online marketing efforts, including GNC’s placement of a link to our Web site on their Web site. The agreement extends for ten years but can be terminated for breach prior to such time. GNC is a subsidiary of Royal Numico N.V., a European manufacturer of nutrition products.

Other Relationships

WellPoint.    In June 2000, we entered into a five-year agreement with WellPoint Health Networks, Inc., a leading health plan owned PBM. Pursuant to this agreement, we were designated WellPoint’s preferred Internet pharmacy and drugstore and have access to WellPoint’s members. In exchange, we issued WellPoint 750,000 shares of our common stock with a fair value, at the date of issuance, of approximately $5 million and are obligated to make certain cash payments to WellPoint over the five-year term of the agreement. Under the terms of the original agreement, if the 750,000 shares of stock issued to WellPoint did not have a fair market value of $10 million at the end of two years, we were required to pay WellPoint, in stock or cash, the difference between $10 million and the fair market value of the stock. During the third quarter of 2001, drugstore.com and WellPoint agreed to amend certain terms of the agreement which reduced the guaranteed fair market value of the 750,000 shares held by WellPoint from $10 million to $2.5 million and reduced the cash payments required to be paid to WellPoint over the 5-year term. In June 2002 the guarantee value was satisfied with the issuance of 252,406 additional shares of restricted common stock.

CIGNA.    Also in June 2000, we entered into a five-year agreement with CIGNA HealthCare, Inc, one of the nation’s leading providers of health benefit programs. Pursuant to this agreement, we will provide health and beauty products to CIGNA’s plan participants by providing them with direct access to our Web site from the home page of CIGNA’s Internet site and through CIGNA’s mail order pharmacy. In exchange, we issued CIGNA an immediately exercisable warrant to purchase 500,000 shares of our common stock at $7.76 per share, which is currently still outstanding and unexercised (see Note 8 of the accompanying financial statements).

Intellectual Property

We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and we rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We enter into confidentiality and invention assignment agreements with all of our employees and contractors and nondisclosure agreements with our vendors, fulfillment partners and strategic partners to limit access to and disclosure of our proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. For example, as noted above, we have licensed our technology to Amazon.com, and we have also granted nonexclusive rights to our trademarks in connection with advertising and affiliate relationships. While we attempt to ensure that such licensees maintain the quality of the drugstore.com brand, we cannot ensure that such licensees will not take actions that might hurt the value of our proprietary rights or reputation. We also rely on technologies that we license from third parties, such as Oracle Corporation and Microsoft Corporation, which are the suppliers of key database technology, the operating system and specific hardware components for our service. As part of our relationship with Rite Aid, we have also licensed information technology systems from Rite Aid. We cannot be certain that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business. (See Risk Factor, “We Cannot Be Certain That We Will Be Able to Protect Our Intellectual Property, and We May Be Found to Infringe Proprietary Rights of Others, Which Could Harm Our Business”.)

We have filed applications for the registration of some of our trademarks, including drugstore.com and service marks in the United States and in some other countries. Although we have secured registration of very few of our marks to date, many are currently pending registration. DRUGSTORE.COM, the drugstore.com logo, THE SIMPLE WAY TO LOOK AND FEEL YOUR BEST™, WHAT EVERY BODY NEEDS™, WHERE EVERY BODY SHOPS™, WHAT YOUR BODY NEEDS™, HEALTH . BEAUTY . WELLNESS™, WELLNESS CONNECTIONS™, LET THE DRUGSTORE COME TO YOU™, YOUR LIST™, QUICK LISTS™, TEST DRIVE™, ONE VERY HEALTHY ATTITUDE™, EPUNCHCARD™, BEAUTY.COM, SEXUAL WELL BEING.COM, and EMEDALERT™ are our trademarks. We may be unable to secure registrations for all of them. All other trademarks and source marks referred to herein are the property of their respective owners. It is also possible that our competitors or others will use marks similar to ours, which could impede our ability to build brand identity and lead to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term drugstore.com. Any claims or customer confusion related to our trademarks, or our failure to obtain trademark registrations, would negatively affect our business. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. Our efforts to protect our intellectual property rights may not prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could substantially harm our business. (See Risk Factor, “We May Not Be Able to Protect Our Domain Names In All Countries or Against All Infringers, Which Could Decrease the Value of Our Brand Name and Proprietary Rights”.)

Employees

As of December 29, 2002, we had 395 full-time employees. None of our employees are represented by a labor union.

Executive Officers and Directors

The following table sets forth information with respect to our executive officers as of December 29, 2002:

Name	Age	Position
Kal Raman	34	President, Chief Executive Officer and Director
Robert A. Barton	36	Vice President of Finance and Chief Financial Officer
Mary Allison	43	Vice President, Merchandising
Christopher G. Hauser	52	Vice President, Operations
Niti Badarinath	42	Vice President, Marketing
Sridhar Iyer	44	Vice President, Technology and Chief Information Officer
Alesia L. Pinney	39	Vice President, General Counsel and Secretary

Kal Raman (also known as Kalyanaraman Srinivasan) has served as a director and as President and Chief Executive Officer of drugstore.com since April 2001. Mr. Raman served as Senior Vice President and Chief Operating Officer of drugstore.com from November 1999 to April 2001, as Senior Vice President, Operations and Technology and Chief Operating Officer from May 1999 to November 1999, as Vice President, Technology and Operations and Chief Information Officer from March 1999 to May 1999, and as Vice President, Technology and Chief Information Officer from August 1998 to March 1999. Prior to joining drugstore.com, Mr. Raman served as Chief Information Officer and Vice President of Nations Rent.

Robert A. Barton has served as Vice President of Finance and Chief Financial Officer of drugstore.com since January 2001. He has been with drugstore.com since September of 1998, serving in various senior financial management and operational roles, including Vice President and General Manager of Pharmacy from June 2000 to January 2001. Prior to joining drugstore.com, Mr. Barton was the Director of Business Planning and also managed various accounting and analysis groups for AT&T Wireless Services from August 1995 to September 1998, and served as an auditor with Deloitte & Touche LLP from February 1989 to August 1995.

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

Niti Badarinath has served as Vice President, Marketing of drugstore.com since November 2002. Prior to joining the Company, Mr. Badarinath served as Senior Vice President, Strategy and Marketing of AmeriCredit Corporation from July 1999 to May 2002. From June 1998 to July 1999, Mr. Badarinath served as Vice President of GartnerGroup.

Sridhar Iyer has served as Vice President, Technology and Chief Information Officer of drugstore.com since September 2002. He has been with drugstore.com since October 1998, serving in various senior technology roles including Vice President, Information Technology from July 2002 to September 2002, Senior Director, Technology from January 2002 to July 2002, and Director of Technology from October 1998 to January 2002. Prior to joining drugstore.com, inc., Mr. Iyer spent six years at Wal-Mart Stores Inc. as a Strategy Manager within their Information Systems Division.

Alesia L. Pinney has served as Vice President, General Counsel and Secretary of drugstore.com since October 2000. From January 1999 to October 2000, she served as Assistant Secretary and Associate General Counsel of drugstore.com. Prior to joining drugstore.com, Ms. Pinney was a lawyer with Perkins Coie LLP, a limited liability partnership.

The following table sets forth information with respect to our board of directors as of December 29, 2002:

Name	Age	Position
Peter M. Neupert	47	Chairman of the Board of Directors, Former President and Chief Executive Officer of drugstore.com
Jeffrey P. Bezos	38	President, Chief Executive Officer and Chairman of the Board of Amazon.com
L. John Doerr	51	General Partner, Kleiner Perkins Caufield & Byers
Brook H. Byers (a)	57	General Partner, Kleiner Perkins Caufield & Byers
Melinda French Gates	38	Founder, Bill & Melinda Gates Foundation
William D. Savoy	38	President, Vulcan, Inc.
Dan Levitan	45	Co-Founder, Maveron LLC

(a)    Mr. Byers resigned from his Director position subsequent to year end.

Factors That May Affect Our Business

An investment in our securities involves certain risks. In evaluating drugstore.com and our business, investors should give careful consideration to the factors listed below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline.

We Have A Limited Operating History in a New and Rapidly Evolving Market

Because drugstore.com was founded in April 1998 and we only began selling products in February 1999, we have a limited operating history on which investors can evaluate our business strategy. We may encounter certain risks and difficulties frequently encountered by companies with limited operating histories as well as risks due to our participation in a new and rapidly evolving industry. These challenges include our:

•	Need to increase our brand awareness;

•	Need to attract and retain customers at a reasonable cost;

•	Need to achieve a critical mass of customers and orders;

•	Need to improve our gross margin and fulfillment cost;

•	Need to compete effectively;

•	Need to establish ourselves as an important participant in the evolving market for healthcare products and services on the Internet; and,

•	Need to maintain existing and develop new relationships in the healthcare industry, particularly in the areas of reimbursement and managed care.

Consumers of Health, Beauty, Wellness, and Pharmacy Products May Not Accept Our Solution, Which Would Harm Our Revenues and Prevent Us From Becoming Profitable

If we do not attract and retain a high volume of online customers to our store at a reasonable cost, we will not be able to increase our revenues or achieve profitability. We may not be able to convert a large number of customers from traditional shopping methods to online shopping for health, beauty, wellness, and pharmacy products. Specific factors that could prevent widespread customer acceptance include:

•	Shipping charges, which do not apply to shopping at traditional drugstores;

•	Delivery time associated with Internet orders, as compared to the immediate receipt of products at a physical store;

•	Pricing that does not meet customer expectations of “finding the lowest price on the Internet”;

•	Additional steps and delays in ensuring insurance coverage for prescription products;

•	Lack of coverage of customer prescriptions by some insurance carriers;

•	Regulatory restrictions or reform at the state and federal levels that could impact our ability to serve our customers;

•	The general acceptance or legalization of prescription drug re-importation at subsidized prices;

•	Lack of consumer awareness of our online pharmacy;

•	Customer concerns about the security of online transactions and the privacy of their personal health information;

•	Product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish customers’ trust in buying drugstore items online;

•	Delays in responses to customer inquiries or in deliveries to customers;

•	Inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products; and

•	Difficulties in returning or exchanging orders.

We Have Incurred Losses Since Inception and May Continue to Incur Losses into the Foreseeable Future

We have incurred net losses of $650.0 million from inception through December 29, 2002. To date, we have not become profitable. We only began selling products in February 1999 and cannot be certain that we will obtain enough customer traffic or a high enough volume of purchases to generate sufficient revenues to achieve profitability. We may continue to incur operating and net losses for the foreseeable future.

Our Marketing Efforts May Not Be Effective At Attracting and Retaining Customers

Due to our limited operating history and competitive nature of the market for drugstore products, if we do not establish our brand, and increase awareness about us, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. To promote our brand, we have incurred and expect to continue to incur substantial expense in our marketing efforts to both attract and retain customers. Due to resource limitations, these promotional activities may not be effective at building our customer base to the extent necessary. Our revenues may not increase and we may incur additional losses. Even if our efforts are successful at attracting customers, we may need to incur additional expense to retain a critical mass of customers, which may decrease our operating margins. In addition, adverse publicity about our strategic partners could damage our brand and negatively affect customer acceptance of our site.

We Face Significant Competition from Both Traditional and Online Retailers

The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries. These competitors include (1) various online stores that sell pharmaceutical and over-the-counter drugs, as well as health, beauty and wellness items; (2) mail order pharmacies; (3) existing bricks and mortar drugstores; and (4) specialty retailers and major department stores. We also compete with hospitals, HMOs and mail order prescription drug providers, all of which are or may begin offering products and services over the Internet. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in both the retail and e-commerce services industries also may be able to devote more resources to technology development and marketing than us.

Competition in the e-commerce channel may intensify. Other companies in the retail and e-commerce service industries may enter into business combinations or alliances that strengthen their competitive positions and would prevent them from also entering into relationships with drugstore.com. Our inability to partner with a major PBM or HMO could be a major competitive disadvantage to us. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segment in which we operate. In addition, new and expanded Web technologies may further intensify the competitive nature of online retail and allow our competitors to easily duplicate many of the products, services and content offered on our site.

The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our ability to grow and thus, reduce our sales, operating profits, or both.

In addition, we may also begin to face competition from online pharmacies outside the United States. Legislation allowing for importation of prescription drugs by individuals for personal use was introduced into the U.S. Congress each year for at least the past three years. If enacted, this legislation could adversely affect our business since consumers may use foreign-based online prescription drug Web sites instead of U.S.-based online pharmacies to fill their prescription needs. Most recently the FDA has indicated that they may begin to seek action against those who support or facilitate the illegal re-importation of prescription drugs, but it is too soon to tell what impact, if any, this action may have on the Company.

We May Experience Significant Fluctuations in Our Operating Results and Rate of Growth

Due to our limited operating history, our evolving business model and the unpredictability of our industry, we may not be able to accurately forecast our rate of growth. Historical trends and quarter-to-quarter comparisons of our operating results are not a good indicator of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

Our revenue and operating profit growth depends on the continued growth of demand for the products offered by us, and our business is affected by general economic and business conditions. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. economy, may result in decreased revenue or growth. Threatened or actual terrorist attacks or armed hostilities create economic and consumer uncertainty that could adversely affect our revenue or growth. Such attacks and security concerns could create delays in and increase the cost of product shipments to and from us, which may decrease demand. Revenue growth may not be sustainable and our company-wide percentage growth rate may decrease in the future. Our revenues and operating results are expected to vary significantly from quarter to quarter due to a number of factors, including:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;

•	the frequency and size of customer orders;

•	the level of customer returns we experience;

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce;

•	the quantity and mix of products our customers purchase;

•	the price we charge for our products and for shipping those products;

•	the extent to which we offer free shipping or other promotional discounts to our customers;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the extent of reimbursements available from third-party payors;

•	our ability to acquire merchandise, manage inventory and fulfill orders;

•	variations in our level of merchandise and vendor returns;

•	disruptions in service by shipping carriers;

•	the introduction by our competitors of Web sites, products or services;

•	timing and costs of upgrades and developments in our systems and infrastructure to support future growth;

•	technical difficulties, system downtime or interruptions;

•	an increase in the prices of fuel and gasoline, which are used in the transportation of packages, as well as an increase in the prices of other energy products, primarily natural gas and electricity, which are used in our operating facilities.

•	the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully integrate them into our business;

•	changes in government regulation; and,

•	current economic conditions and world events.

In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial additional operating losses. Due to the limited operating history of our Web store, we may have difficulty forecasting revenue from customers or overall anticipated revenue trends.

A portion of our revenues may also be seasonal in nature, especially with respect to the sale of certain health and beauty products that depend to some extent on seasonal product changes and seasonal purchasing patterns.

Consumer “fads” and other changes in consumer trends may cause shifts in purchasing patterns, resulting in significant fluctuations in our operating results from one quarter to the next. In addition, both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally slows during the summer months, and retail sales usually increase in the fourth calendar quarter of each year.

If We Are Unable to Obtain Insurance Reimbursement Coverage for Our Customers, Our Ability to Sell Pharmacy Products Online Could Decrease, Which Would Harm Our Revenues

To obtain reimbursement on behalf of our customers for the prescription products that they purchase on our Web site, we must maintain relationships with insurance companies and PBMs, either directly or through our relationship with Rite Aid. Currently we rely primarily on Rite Aid’s relationships with insurance companies and PBMs and the extension of these relationships to cover prescriptions processed by us. Sales billed through Rite Aid’s relationships currently represent a significant percentage of our pharmacy sales. We have also entered into direct relationships with PBMs and insurers, including Advanced PCS and WellPoint. If we are unable to maintain and leverage our direct relationships, and to the extent Rite Aid is unable to maintain its relationships or if these relationships do not extend to cover the prescriptions we process, our ability to obtain reimbursement coverage for our customers would be reduced. This would reduce the number of customers that fill prescriptions through our Web site, which would reduce our revenues.

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

Many of our agreements with insurance companies and PBMs are short-term, may be terminated with less than 30 days’ prior notice and are subject to amendment by such insurance companies and PBMs. Our contract with Advanced PCS is a 10-year agreement that could terminate earlier if our agreement with Rite Aid is terminated. Our contract with WellPoint is a 5-year agreement that could terminate earlier if we experience a change of control. In addition, we must process each insurance application individually, which may raise the costs of processing prescription orders and delay our order processing time. Customers may not embrace our online insurance coverage procedure.

We Are Dependent on a Limited Number of Distribution Partners

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

We Have Significant Inventory Risk

We are exposed to significant inventory risks as a result of new product launches, rapid changes in product cycles, changes in consumer tastes with respect to our products and seasonality. In order to be successful, we must accurately predict these trends and avoid overstocking or under-stocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory will harm our shipping margins by requiring us to make split shipments due to backordered items. The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively affected by a number of factors, including dependence on a limited number of shipping companies, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism or acts of God. Any one of the inventory risk factors set forth above may adversely affect our operating results.

We Need to Optimize Management of Our Distribution Center

If we do not successfully operate our distribution and fulfillment center, it could significantly limit our ability to meet customer demand. Because it is difficult to predict sales volume, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, warehousing, fulfillment and distribution capacity. In addition, if we do not effectively control product damage and shrinkage through effective security measures and inventory management practices, it could adversely impact our operating margins. Margins may also be affected if we are unable to obtain products on favorable terms.

Under our agreement with GNC, we maintain their inventory in our distribution center, thereby increasing the complexity of tracking inventory in and operating our distribution center. Our failure to properly handle such inventory would result in unexpected costs and other harm to our business and reputation.

We believe that our distribution center will provide us with sufficient distribution capacity for the foreseeable future. However, if we need to increase our distribution capacity sooner than anticipated, such expansion would require additional financing that may not be available to us on favorable terms when required, or at all.

In addition, any event that impacts our distribution center’s ability to process orders, whether by an act of man or God, will halt our ability to process orders and service our mail order customer and will adversely affect our operating results.

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

We Have Grown Very Rapidly, and We Need to Manage Changing and Expanding Operations

We have rapidly and significantly expanded our operations and anticipate that we will continue to expand. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process. We will not be able to increase gross margins unless we continue to improve our transaction-processing, operational, financial and managerial controls and reporting systems and procedures, to expand, train and manage our work force and to manage multiple relationships with third parties. Many of our senior management have no prior senior management experience at public companies, and our executive officers have limited management experience in the healthcare or retail drugstore industry.

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

Our Relationship With Amazon.com May Restrict Some of Our Activities

Our relationship with Amazon.com may restrict our activities and is subject to change. We entered into a technology license and advertising agreement in August 1998 with Amazon.com. In addition, in June 2002, we entered into an Agreement with Amazon.com to integrate various shopping features of our Web sites and create a persistent drugstore.com shopping presence on the Amazon.com Web site. Amazon.com is currently our largest stockholder and Jeffrey P. Bezos, Amazon.com’s chairman of the board, president and chief executive officer, is a member of our board of directors.

Pursuant to these agreements, we are restricted from promoting on our Web site any company that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market. If we were acquired by a competitor of Amazon.com and Amazon.com did not vote in favor of the transaction, we would lose our rights to advertise on Amazon.com’s Web site and to use Amazon.com’s technology (if we are then using any). The agreement we entered into in June 2002 contains provisions restricting the percentage of total revenues we can obtain from the sale on our Web site of products or services other than health, beauty, wellness, and pharmaceutical products. We may not assign this agreement without Amazon.com’s consent.

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

While Rite Aid has committed to promoting drugstore.com in its stores and in its advertising, we do not control the choice of ads in which we are featured, and this form of advertising may not result in additional drugstore.com customers. While the Rite Aid relationship substantially broadens our ability to provide prescription medications to consumers with insurance reimbursement plans, it may not allow all of our potential customers to purchase these medications from drugstore.com and receive insurance reimbursement, which could adversely affect consumer perceptions and our revenues. We have agreed not to promote any other traditional chain drugstore or operate one ourselves. We have also agreed not to contract with another traditional retail store to fill pharmacy product orders we receive unless a Rite Aid store is not conveniently located nearby. These restrictions could limit our flexibility and ability to grow our business if our relationship with Rite Aid does not develop successfully.

Rite Aid has received significant negative publicity regarding its financial situation the restatement of its earnings in 2000 and the related SEC proceedings against Rite Aid, which were settled in 2002. Our relationship with Rite Aid is important to us, particularly in our pharmacy fulfillment operations and in our ability to offer insurance reimbursement coverage to our customers. Further negative publicity regarding Rite Aid could negatively affect the drugstore.com brand and our stock price.

Our relationship with PCS was established at the same time as, and in connection with, our relationship with Rite Aid. Rite Aid sold PCS Healthcare Systems to Advanced Paradigm. Advance Paradigm, which has changed its name to AdvancePCS, may not demonstrate the same level of commitment to our relationship with PCS Healthcare Systems as Rite Aid.

We Are Dependent on Our Strategic Relationships to Help Promote Our Web Site and Expand Our Product Offerings; If We Fail to Maintain or Enhance These Relationships, Our Development Could Be Hindered

We believe that our strategic relationships with Rite Aid, as well as with Amazon.com, Internet portals and third-party distributors are critical to attract customers, facilitate broad market acceptance of our products and the drugstore.com brand and enhance our sales and marketing capabilities. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners. Our business could be harmed if any of our strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under our agreements.

We Face Uncertainty Related to Pharmaceutical Costs and Pricing, Which Could Affect Our Revenues and Profitability

Pharmacy sales account for a significant percentage of our total sales. Sales of our pharmacy products depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations (HMOs), PBMs and other organizations. These organizations are increasingly challenging the price and cost-effectiveness of medical products and services. The efforts of third-party payors to contain costs will place downward pressures on profitability from sales of prescription drugs. Our revenues from prescription drug sales may also be affected by health care reform initiatives of federal and state governments, including proposals designed to address Medicare, Medicaid and other government programs, prescription drug discount card programs, changes in programs providing for reimbursement for the cost of prescription drugs by third-party payors and regulatory changes related to the approval process for prescription drugs. Such initiatives could lead to the enactment of federal and state regulations that may adversely impact our prescription drug sales.

One such initiative is the Bush Administration’s proposal to introduce a Medicare prescription drug benefit. If legislation is enacted as a result of this or any related proposal, there could be an increase in the number of senior persons with prescription drug coverage with a possible reduction in customers who self-pay for their prescription drugs and this may adversely impact our drug prices and dispensing fees.

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

Our Systems and Operations, and Those of Our Distributors, Are Vulnerable to System Interruption, Natural Disasters and Other Unexpected Problems

We experience periodic system interruptions that make our Web sites inaccessible to the customer, prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce customer satisfaction, and thus affect our sales. To avert system interruptions, we continually need to add software and hardware and improve our systems and network infrastructure to accommodate both increased traffic on our Web sites and increased sales volume.

Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, failure in the Internet backbone service providers or Internet service providers, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events. Any of these events could lead to system interruptions, delays and loss of critical data and could prevent us from accepting and fulfilling customer orders. While we do have backup systems for certain aspects of our operations, we do not have fully redundant systems or a formal disaster recovery plan. Our business interruption insurance may be inadequate to compensate for all losses that may occur.

We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. A material security breach could damage our reputation or result in liability to us.

Governmental Regulation of Our Business Could Require Significant Expenditures, and Failure to Comply With Certain Regulations Could Result in Civil and Criminal Penalties

Our business is subject to extensive federal, state and local regulations. In particular, entities engaging in the practice of pharmacy are subject to federal and state regulatory and licensing requirements. Regulations in this area often require subjective interpretation, and we cannot be certain that our attempts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including suspension or revocation of our licenses or registrations, seizure of our inventory or monetary fines, which could adversely affect our operations.

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

HIPAA mandates the development of standards and requirements to control the flow of health information throughout the health care system and to protect the privacy of personal health records. The HIPAA regulations have been finalized for Standardization of Transactions and Code Sets and for Privacy of Individually Identifiable Health Information (also known as the privacy standards rule). Covered organizations and practitioners, including drugstore.com, have until April 14, 2003, in order to comply with the privacy standards rule, and until October 16, 2003, in order to comply with the Standardization of Transactions and Code Sets rules. The requirements in these regulations could create financial and administrative burdens for pharmacies, including online pharmacies, may restrict the manner in which we transmit and use information and may cause us to use additional resources in order to comply with the requirements of these regulations and may have an adverse effect on our results of operations. This could lead to delays as we revise our Web site and operations.

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

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. For example, as noted above, we have licensed our technology to Amazon.com, and we have also granted nonexclusive rights to our trademarks to certain entities in connection with advertising and affiliate relationships. While we attempt to ensure that such licensees maintain the quality of the drugstore.com product brand, we cannot ensure such licensees will not take actions that might hurt the value of our proprietary rights or reputation.

We May Not Be Able to Protect Our Domain Names In All Countries or Against All Infringers, Which Could Decrease the Value of Our Brand Name and Proprietary Rights

We currently hold the Internet domain name “drugstore.com,” as well as various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not acquire or maintain the “drugstore.com” domain name in all of the countries in which we may seek to conduct business. In addition, regulations governing domain names may not protect our trademarks and similar proprietary rights. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe or otherwise decrease the value of our brand name, trademarks and other proprietary rights.

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

Our Officers, Directors and Certain Existing Stockholders Control the Majority of Our Common Stock, Which Could Discourage an Acquisition of Us or Make Removal of Incumbent Management More Difficult

Executive officers, directors and entities affiliated with them beneficially own more than 51% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, Amazon.com beneficially owns approximately 19%. Therefore, Amazon.com is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, in the case of a potential acquisition of drugstore.com by another party, Amazon.com’s substantial equity stakes in drugstore.com could prevent the tax-free treatment of an acquisition, making drugstore.com a less attractive acquisition candidate.

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

Certain Anti-takeover Provisions and Significant Equity Ownership by Amazon.com Could Preclude an Acquisition

Provisions of our certificate of incorporation, bylaws, Washington law and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Further, because Amazon.com owns a significant percentage of our capital stock, a competitor of Amazon.com as well as other potential acquirors could decide not to merge with or acquire us. In addition, if we were acquired by an Amazon.com competitor and Amazon.com did not vote in favor of the transaction, we would lose our ability to use Amazon.com’s technology (if we were, at that time, using any). The potential loss of these rights could inhibit offers to acquire us.

We Depend on Continued Use of the Internet and Growth of the Online Drugstore Market

Consumer use of the Internet as a medium for commerce is a recent phenomenon and is subject to a high level of uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. If use of the Internet as a medium for commerce does not continue to grow or grows at a slower rate than we anticipate, our sales would be lower than expected and our business would be harmed.

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

If We Are Required To Collect Sales and Use Taxes On The Products We Sell In Additional Jurisdictions, We May Be Subject To Liability For Past Sales And Our Future Sales May Decrease

In accordance with current industry practice and our interpretation of current law, we do not currently collect sales and use taxes or other such taxes with respect to shipments of goods into states other than Washington. The operation of our affiliated distribution center, the operations of any future distribution centers and other aspects of our evolving business may, however, result in sales and use tax obligations. One or more states may seek, either through their unilateral actions or through federal legislation, to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do. Moreover, one or more states could begin to impose sales taxes on sales of prescription products, which are not generally taxed at this time. If so, customers who order prescriptions at our Web site and pick them up at a Rite Aid store would be required to pay sales tax. For example, the State of New Jersey, where our affiliated distribution center is located, has notified us that we owe state sales tax on certain of our prior sales to New Jersey residents from January 3, 2000 to December 30, 2001 and that we should collect sales tax on a prospective basis on purchases made by New Jersey residents. We have not paid the amount of back-sales tax that we have been notified is due and are currently appealing the State of New Jersey’s assessment of back-sales tax in the Tax Court in New Jersey. If we are unsuccessful in our appeal or if one or more other states successfully asserts that we should collect sales and use or other taxes on the sale of our products, it could result in substantial tax liabilities for our past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made by out-of-state sellers. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s decisions. If any of these initiatives were successful, we could be required to collect sales and use taxes in states other than Washington.

Federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which placed a three-year moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. This moratorium was extended until November 1, 2003. If Congress chooses not to renew this legislation in 2003, state and local governments would be free to impose new taxes on electronically purchased goods.

The imposition of various taxes upon Internet commerce by state and local governments could create significant administration burdens for us and decrease our future sales.

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

Our Stock Price is Likely to Continue to Fluctuate, Which Could Result in Substantial Losses for Investors

The market price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, and these fluctuations could result in substantial losses for investors. Factors that could cause our stock price to fluctuate include:

•	General economic and geopolitical conditions;

•	Quarterly variations in operating results;

•	Changes in interest rates;

•	Conditions or trends in the Internet and e-commerce industry;

•	Changes in Internet regulation;

•	Changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	Announcements by us or our competitors concerning new products, significant contracts, acquisitions or strategic relationships;

•	Publicity about our company, our products and services, our strategic partners, our competitors, the online pharmacy industry or e-commerce in general;

•	Additions or departures of key personnel;

•	Corporate restructuring;

•	Changes in our capital structure including issuance of our common stock or other securities or debt; and,

•	Fluctuations in the stock market in general and market prices for Internet-related companies in particular.

The trading price of our company stock has been volatile and is significantly lower than our initial public offering price. It is unlikely that investors will be able to resell their shares of our common stock at or above the initial offering price. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We have been named in such stockholder class action suits and may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and operating results. If our stock price were to fall below $1.00 for a period of time, we may not be able to maintain the standards required for continued listing on the NASDAQ National Market (NASDAQ). Delisting from the NASDAQ would prevent holders of our common stock from being able to easily buy or sell our common stock.

In addition, future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both.

Subsequent Sales of Our Common Stock Could Adversely Affect Our Stock Price and Our Ability To Raise Funds in New Equity Offerings

In the past, we have granted incentive stock options to our employees to purchase shares of our common stock at $0.01 per share. Currently, approximately 2.3 million of these options are outstanding, the majority of which are also exercisable. In addition, our executive officers, directors and entities affiliated with them (insiders) hold more than 51% of our total outstanding stock, which they may, in the future, choose to sell. Future sales of substantial amounts of our common stock by our employees, insiders or other stockholders could adversely affect prevailing market price for our common stock and could materially impair our future ability to raise capital through an offering of equity securities. In addition, the perception that such sales may occur could produce the same effect.

ITEM 2.    PROPERTIES

Our principal executive offices are located in Bellevue, Washington, where we lease approximately 55,000 square feet under a lease that expires in July 2005. Our distribution facility is located in Bridgeport, New Jersey, where we lease approximately 290,000 square feet under a lease that expires in April 2005, with options to renew for two additional five-year periods.

Management believes that the facilities provide sufficient capacity to meet the demands of the foreseeable future, are being appropriately utilized and have sufficient production capacity for their present intended purposes. Management reviews its anticipated requirements for facilities and, based on that review, may adjust its facilities needs.

ITEM 3.    LEGAL PROCEEDINGS

On and after July 6, 2001, eight shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with the underwriters and certain of the Company’s present and former officers and directors (the “Individual Defendants”), in connection with the Company’s July 27, 1999, initial public offering and the Company’s March 15, 2000, secondary offering. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period July 28, 1999 to December 6, 2000.

The allegations in the complaint vary, but in general they allege that the prospectuses through which the Company conducted the initial public offering and the secondary offering (together, the Offerings) were materially false and misleading for failure to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby they agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the aftermarket at predetermined prices. The complaint asserts violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The action seeks damages in an unspecified amount and other relief.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company disputes the allegations of wrongdoing against it in these complaints and intends to vigorously defend itself in these matters.

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

In early 2002, the Company received an Arbitrary Assessment notice from the State of New Jersey for past sales tax due, based upon estimated numbers. In December 2002, the Company received a Revised Assessment based upon sales numbers provided by the Company to the State of New Jersey. In March 2003, the Company filed an appeal of the Revised Assessment with the Tax Court of New Jersey. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements. The Company believes that the ultimate resolution of this assessment for sales tax through December 29, 2002 will not have a material adverse effect on its financial position or operating results.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER

MATTERS

Market Information

Our common stock has been quoted on the NASDAQ National Market under the symbol “DSCM” since our initial public offering on July 27, 1999. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low reported intraday sales prices per share of our common stock.

	High	Low
Fiscal Year Ended December 29, 2002
First Quarter	$4.53	$1.68
Second Quarter	$3.05	$2.01
Third Quarter	$2.98	$1.38
Fourth Quarter	$2.47	$1.21

	High	Low
Fiscal Year Ended December 30, 2001
First Quarter	$3.75	$0.81
Second Quarter	$1.67	$0.72
Third Quarter	$1.58	$0.46
Fourth Quarter	$1.99	$0.51

Holders

On February 28, 2003, the reported last sale price of our common stock on the Nasdaq National Market was $2.80 per share, and there were approximately 811 holders of record of our common stock, although there is a much larger number of beneficial owners.

Dividends

We have never declared or paid cash or stock dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes options outstanding under drugstore.com’s equity based compensation plans as of December 29, 2002:

Plan category	Securities to be issued upon exercise (a)	Weighted average exercise price (b)	Securities available for future issuance (c)
Equity compensation plans approved by security holders	13,500,098	$6.60	8,376,856
Equity compensation plans not approved by security holders	—	—	—

(a)	Number of shares of common stock to be issued upon exercise of outstanding options.
(b)	Weighted average exercise price of outstanding options.
(c)

Number of shares of common stock remaining available for future issuance under equity compensation plans, excluding shares reflected in column (a). Represents shares available for future issuance under the

1998 Stock Plan. See Note 9 of the Notes to Consolidated Financial Statements for a description of the various stock-based grants that may be issued under the 1998 Stock Plan. At December 29, 2002, of the 21.9 million shares available for issuance under drugstore.com’s equity compensation plan, non-qualified stock options of 13.1 million shares had been granted, and incentive stock options of 0.4 million shares had been granted.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Year Ended
					Period from April 2, 1998 (Inception) to December 31, 1998
	2002	2001	2000	1999
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$193,908	$145,258	$109,979	$34,848	$—
Loss before extraordinary gain and cumulative effect of changes in accounting principles(1)	(41,429)	(286,204)	(193,015)	(115,831)	(8,027)
Extraordinary gain on renegotiation of equity guarantee	—	7,500	—	—	—
Cumulative effect of changes in accounting principles(1)	(8,905)	(4,121)	—	—	—

Net loss	$(50,334)	$(282,825)	$(193,015)	$(115,831)	$(8,027)

Basic and diluted loss per share:
Prior to extraordinary gain and cumulative effect of changes in accounting principles(1)	$(0.61)	$(4.33)	$(3.56)	$(6.13)	$(14.70)
Extraordinary gain	—	0.11	—	—	—
Cumulative effect of changes in accounting principles(1)	(0.13)	(0.06)	—	—	—

	$(0.74)	$(4.28)	$(3.56)	$(6.13)	$(14.70)

Weighted average shares outstanding used to compute basic and diluted loss per share	67,762,667	66,024,855	54,212,080	18,880,969	549,149

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$61,867	$78,756	$129,888	$132,754	$14,408
Cash dividends declared per common share	—	—	—	—	—
Working capital	54,433	80,816	134,088	106,960	17,050
Total assets	128,252	171,298	458,523	395,708	22,517
Capital lease obligations, less current portion	452	638	2,399	2,687	975
Total stockholders’ equity	$93,940	$141,851	$411,989	$350,749	$19,347

(1)	See Notes 1 and 2 in notes to consolidated financial statements for detail of cumulative effect of changes in accounting principles.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The following discussion includes forward-looking statements regarding expectations of future profitability, net sales, and cash flows from operations, all of which are inherently difficult to predict. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general, the Internet and online commerce, customer spending patterns, our ability to attract and retain customers, the mix of products sold to customers, the anticipated benefits and risks of our key strategic relationships, risks of inventory management, seasonality, the future value of our common stock, the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets, potential government regulation, and our future capital requirements and the ability to meet those capital needs. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1 (see “Business—Factors That May Affect Our Business,”) which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

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

Overview

drugstore.com™ is a leading online drugstore and information site offering The Simple Way to Look and Feel Your Best™. Located on the World Wide Web at www.drugstore.com, we sell health, beauty, wellness, and pharmacy products. We also sell prestige beauty products through Beauty.com™, an online retailer that we acquired in February 2000 (located at www.beauty.com), and we sell sexual well-being products through our Web site located at www.sexualwellbeing.com (a URL that we acquired in January of 2003). We were incorporated in April 1998, commercially launched our Web site on February 24, 1999, and completed our initial public offering in July 1999. As of December 29, 2002, we have sold our products to approximately 3.2 million customers nationwide.

Strategic Agreements

Rite Aid

Rite Aid and drugstore.com continue to jointly promote Rite Aid.com, powered by drugstore.com, via weekly Rite Aid circulars, mailers and other forms of marketing activities. The purpose of the these activities is to increase consumer awareness of the benefits of ordering prescription refills online through a Rite Aid branded version of the drugstore.com Web store.

All customer orders are processed through our Web store and can be either shipped to the customer from our distribution center or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, picked up by the customer at any Rite Aid store in the United States. In 2002, 35% of our net sales were generated through our agreement with Rite Aid. If, for any reason, Rite Aid were unable to perform at its current levels, our future operating results could be materially impacted.

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

Amazon.com

We have continued to integrate our product search capabilities with those of Amazon.com, pursuant to our current and previous marketing agreements with them. Amazon.com customers can view drugstore.com product images and descriptions on Amazon.com’s Web site along with a personalized presentation of additional products and suggested items that may be of interest at drugstore.com’s Web site. In 2002, net sales through our agreement with Amazon represented 3% of our net sales to all customers. In addition, 12% of new customers acquired during 2002 were acquired through Amazon.com. In June 2002, the Company and Amazon.com entered into a new cost-per-new-customer marketing agreement in order to maintain the drugstore.com presence on the Amazon.com Web site through March 2003, which was subsequently amended in January 2003 to be effective through March 2004.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—The Company and Summary of Significant Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Significant Accounting Policies

Revenue Recognition

Revenues from sales of products delivered to customers (net of promotional discounts, rebates and returns allowances) are recorded when the products are shipped and title passes to the customer. Products are considered shipped upon delivery to the common carrier at which time both title and risk of loss is transferred as pursuant to our contracts with our carriers (commonly referred to as “F.O.B Shipping Point”). Return allowances, which reduce product sales by our best estimate of expected product returns, are estimated using historical experience. If our estimate of return allowances is too high, our revenues would be understated; if our estimate of these allowances is too low, then our revenues would be overstated. Product returns have not been significant in the past.

Revenues from sales of certain pharmaceutical products ordered through the Company’s Web store to be picked up at a Rite Aid store are recognized when the customer picks up the product. In these circumstances, we utilize Rite Aid as a fulfillment partner. According to the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, (EITF 99-19) we record these revenues from the Rite Aid local pick-up arrangement on a gross basis, since we believe we act as a principal, based on the fact that, among other things, we bear both credit risk and inventory risk.

We also recognize revenue from our consignment arrangement with GNC. According to the criteria provided by EITF 99-19, consignment service fees from GNC are booked on a net basis upon shipment to our customer, based on the fact that we do not take title to the inventory and cannot establish pricing.

Periodically we provide incentive offers to our customers to encourage purchases. Such offers include discounts off specific current purchases, which we refer to as Diamond Deals™, or offers for future rebates based upon a percentage of the current purchase, which we refer to as drugstore.com Dollars™ and other similar offers. Diamond Deals, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in “Net sales.” Rebates offered by drugstore.com are treated as a reduction to sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers.

Inventories

We value our inventory at the lower of cost (using the weighted-average cost method) or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a reserve for the difference between the cost of the inventory and the estimated market value based upon management’s assumptions about future demand for the products we offer and market conditions. We are using a variety of methods to reduce the quantity of the slow moving inventory including reducing sales prices on our Web site, negotiating returns to vendors, and liquidating inventory through third parties. If our estimates of future product demand and our assumptions about market conditions prove to be inaccurate, we may have understated or overstated the provision required for excess and obsolete inventory. Although we make every effort to ensure the accuracy of our assumptions about future demand and market conditions, any significant unanticipated changes in any of these assumptions could have a significant impact of the value of our inventory.

Results of Operations

We have incurred net losses of $650.0 million from inception to December 29, 2002. We believe that we will continue to incur net losses for at least the next year (and possibly longer). We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce.

In view of our four-year operating history and the rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

Net Sales

	Fiscal Year 2002	% Change	Fiscal Year 2001	% Change	Fiscal Year 2000
	(in thousands)
Net sales	$193,908	33%	$145,258	32%	$109,979
New customers	856	19%	718	(26%)	974
Orders from repeat customers as a percentage of total orders	70%		68%		59%
% of net sales from pharmaceutical products	59%		54%		51%

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. We routinely offer discounts and coupons as incentives to attract and retain customers. In addition, if a customer is not satisfied with a particular product or the level of customer service we provide, we generally refund all or a portion of the sale. Allowances for refunds and sales price incentives, including discounts and coupons, are netted against the related sales price. Sales returns and allowances have not been significant to date. In the future, we may expand or increase the coupons and discounts we offer to our customers.

Net sales also include consignment services fees earned from our GNC arrangement under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are booked on a net basis and constitute less than 2% of total net sales in all years presented.

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

Our net sales in the non-pharmaceutical segment were $80.3 million, $67.1 million, and $54.4 million, in 2002, 2001, and 2000, respectively. Our net sales in the pharmaceutical segment were $113.6 million, $78.2 million, and $55.6 million in 2002, 2001, and 2000, respectively. The year-over-year increase in both segments is due to higher average net sales per order, which increased to $69 in 2002 from $64 and $46 in 2001 and 2000, respectively. This increase is attributable to a higher average sales price per item, an increase in the average number of items per order, and changes in the mix of products merchandised in our Web store, including specialty and seasonal products as well as prestige beauty products. The number of orders grew to 2.8 million in 2002 from 2.3 million in 2001 and 2.2 million in 2000. New customers increased by 138,000 from 2001 to 2002, but decreased by 256,000 from 2000 to 2001, due to a refocused marketing effort during 2001 in which we targeted a somewhat different customer than those acquired in 2000. Our total customer base increased to approximately 3.2 million customers at the end of fiscal year 2002, compared to 2.4 million and 1.7 million in 2001 and 2000, respectively. The percentage of orders from repeat customers continues to increase as we more successfully focus our marketing efforts on acquiring high value customers that are more interested in selection, quality and convenience than discount pricing.

We are currently targeting a 20-30% increase in net sales for fiscal year 2003 from net sales in fiscal year 2002. Our actual attainment of targeted net sales will depend on a number of factors including, but not limited to, the following:

•	The number of customers we are able to acquire and retain;

•	The frequency of our customers’ purchases;

•	The quantity and mix of products our customers purchase;

•	The quantity of the types of products we are able to offer for sale;

•	The price we charge for our products;

•	The amount we charge for shipping;

•	The extent of sales price incentives, including coupons and discounts that we offer;

•	The extent of reimbursement available from third-party payors;

•	The level of customer returns we experience; and

•	The seasonality that we may experience in our business.

Cost of Sales

	Fiscal Year 2002	% Change	Fiscal Year 2001	% Change	Fiscal Year 2000
	($ in thousands)
Cost of sales	$155,587	29%	$120,699	20%	$100,711
Percent of net sales	80%		83%		92%

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage, damage, slow movement and expiration of inventory, as well as outbound and inbound shipping costs. Additionally, expenses related to promotional inventory included in shipments to customers are included in cost of sales. Payments that we receive from vendors in connection with joint merchandising activities, net of related costs, are netted against cost of sales in the period in which such merchandising activities take place.

Cost of sales in our non-pharmaceutical segment were $56.2 million, $51.4 million and $50.0 million in 2002, 2001 and 2000, respectively, which resulted in non-pharmaceutical cost of sales as a percent of net sales of 70.0%, 76.6% and 92.0% in 2002, 2001 and 2000, respectively. We continue to improve product margins in the non-pharmaceutical segment through a more favorable mix of product sales that include higher margin items in specialty, seasonal and prestige beauty merchandise.

Cost of sales in our pharmaceutical segment were $99.4 million, $69.3 million and $50.7 million in 2002, 2001 and 2000, respectively, which resulted in pharmaceutical cost of sales as a percent of net pharmaceutical sales of 87.5%, 88.7% and 91.2%, in 2002, 2001 and 2000, respectively. We continue to improve product margin in the pharmaceutical segment through an increase in the sale of generic pharmaceutical products, which generally saves the customer money and reduces our product costs. The increase in the sale of generic pharmaceuticals is due to increased availability of generic alternatives as a result of patent expirations, which enables generic manufacturers to produce and compete with a previously patented drug. In addition, our consumer education program emphasizes to our customer the cost savings of choosing to buy generic drugs, and also alerts our customers to the anticipated release of new generic alternatives to the brand drugs they may be currently purchasing.

Although we continue to offer promotional merchandise as a strategy to attract new customers, such amounts have decreased over time as a percentage of net sales. Our shipping costs continue to exceed the amount we charge customers for shipping. However, the amount by which we subsidize shipping charges decreased significantly in both 2002 and 2001. Our net shipping subsidy, or the amount by which our shipping costs exceeded shipping revenue, was $2.8 million, $3.2 million and $5.1 million, respectively, in 2002, 2001, and 2000. We expect to continue to subsidize a portion of our shipping costs for the foreseeable future as a strategy to attract and retain customers, through our Everyday Free Shipping program on orders of $49 or more, but we expect the net shipping subsidy to continue to decrease as a percentage of net sales.

We expect cost of sales to increase in absolute dollars in 2003, to the extent that our sales volume increases. Cost of sales is targeted to be approximately 80% of net sales in fiscal year 2003. However, the actual cost of sales we achieve will depend on a number of factors, including, but not limited to, the following:

•	The cost of our products, including the promotional allowances, payments for joint merchandising activities and purchase volume discounts that we are able to obtain from suppliers;

•	Our pricing strategy relative to the cost of our products, including the extent to which we offer promotional merchandise, coupons or discounts;

•	The mix of products our customers purchase;

•	The mix of consignment service fees versus product sales;

•	The mix of cash payments versus insurance reimbursement for our pharmaceutical products;

•	Our shipping pricing strategy relative to the cost of shipping; and

•	The extent to which we are able to control product damage, shrinkage and expiration through inventory management practices.

Fulfillment and Order Processing

	Fiscal Year 2002	% Change	Fiscal Year 2001	% Change	Fiscal Year 2000
	($ in thousands)
Fulfillment and order processing	$26,862	(5%)	$28,184	(25%)	$37,464
Percentage of net sales	14%		19%		34%

Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid, credit card processing fees, and payroll and related expenses for personnel engaged in customer service, purchasing, distribution, and fulfillment activities, including warehouse personnel and pharmacists engaged in prescription verification activities. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center.

Fulfillment and order processing expenses decreased as a percentage of net sales year-over-year primarily as a result of a decrease in variable labor costs due to the efficiencies gained in the operation of the distribution center, the mix of mail order versus locally picked up (at Rite Aid stores) pharmaceutical sales and an increase in the volume of orders being processed.

We expect that fulfillment and order processing expenses for fiscal year 2003 will decrease as a percentage of net sales, compared to 2002.

Marketing and Sales

	Fiscal Year 2002	% Change	Fiscal Year 2001	% Change	Fiscal Year 2000
	($ in thousands)
Marketing and Sales	$24,384	(33%)	$36,175	(53%)	$76,183
Percentage of net sales	13%		25%		69%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts, including the expense associated with our marketing agreements with Amazon.com. The Company recognized $9.1 million in 2002, $19 million in 2001 and $15.2 million in 2000 in marketing and sales expense related to these marketing agreements with Amazon.com.

Marketing and sales expenses decreased during 2002 and 2001 primarily due to the decrease in television and radio advertising, promotional activities and agency and production costs. This decrease is also attributable to a decrease in employee-related expenses and a reduction in obligations under marketing agreements, including the expiration of the Amazon.com marketing agreement during 2002. In addition, we have focused our marketing efforts on more effective and efficient marketing channels. Marketing and sales expense per new customer has decreased significantly to $28 in 2002 from $50 in 2001, and from $78 in 2000.

In fiscal year 2003, we expect marketing and sales expenses to be consistent with fiscal year 2002, as we continue to refine our marketing approach by targeting specific lifestyles and matching demographics and psychographics to our best customer profiles. Our target range for marketing and sales expense per new customer, for fiscal year 2003, is $15-$20.

Technology and Content

	Fiscal Year 2002	% Change	Fiscal Year 2001	% Change	Fiscal Year 2000
	($ in thousands)
Technology and content	$11,868	(37%)	$18,979	(31%)	$27,377
Percentage of net sales	6%		13%		25%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web sites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and our Web sites’ content and design expenses.

Technology and content expenses decreased in 2002 and 2001 primarily due to a reduction in headcount and related expenses, as well as a reduction in depreciation expense on Web servers and other equipment. These reductions are also the result of a continued decrease in the use of consultants and contract labor, who previously performed minor upgrades, enhancements and maintenance procedures to our Web store. These functions are increasingly being performed by our own employees.

Our goal is to keep technology and content expenses relatively flat in absolute dollars during fiscal year 2003, as compared to 2002.

General and Administrative

	Fiscal Year 2002	% Change	Fiscal Year 2001	% Change	Fiscal Year 2000
	($ in thousands)
General and administrative	$10,944	(23%)	$14,128	(29%)	$20,002
Percentage of net sales	6%		10%		18%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel and other general corporate expenses.

General and administrative expenses decreased in both 2002 and 2001 primarily due to a reduction in personnel costs, reduced rent expense and lower depreciation expense. Our goal is to keep general and administrative expenses relatively flat in absolute dollars during fiscal year 2003, as compared to 2002.

Impairment and Restructuring Charges

	Fiscal Year 2002	% Change	Fiscal Year 2001	% Change	Fiscal Year 2000
	($ in thousands)
Impairment and restructuring charges	$2,450	(99%)	$178,403	—	—

During the second quarter of 2002, we determined that it was not economically feasible for us to utilize our remaining prepaid cable television advertising rights, which were previously received and recorded in connection with a private equity placement. Consequently, $2.5 million of prepaid advertising rights were determined impaired, and written off in June of 2002.

As a result of a general economic downturn and tightening of the capital markets, we determined that, in order for us to remain a viable business, we needed to reach profitability sooner than previously planned. Accordingly, in January 2001, the Company implemented a cost reduction plan that included a reduction in headcount across all areas of the Company, as well as significant decreases in planned facility, marketing and advertising expenditures. We laid off approximately 100 employees. As a result of the layoffs, the Company decided to consolidate certain of its corporate facilities. In March 2001, the Company negotiated the cancellation of a lease for corporate office space in exchange for forfeiting a portion of the lease deposit. Accordingly, the Company recorded an $8.5 million restructuring charge, which included forfeiture of a cancelled lease deposit, the cost of exiting the leases of vacated facilities and the write-off of related leasehold improvements and equipment.

Also in 2001, we identified impairment indicators of our long-lived assets, consisting primarily of our intangible assets and long-term marketing contracts. These indicators included, but were not limited to, revisions in our long-term financial plan, our book value compared to our market capitalization, a deterioration of economic and market conditions and substantially lower expectations of projected future operating results related to certain significant intangible assets resulting from agreements with Rite Aid and GNC. Consequently, we performed an analysis of our long-lived assets. This analysis determined that an impairment may exist in certain of these assets. The fair market value of the impaired assets was determined based on the present value of estimated expected future cash flows. Accordingly, we recorded a non-cash impairment charge of approximately $169.9 million. The primary component of the impairment charge was a write-down of the intangible assets recorded in connection with the Rite Aid and GNC strategic agreements that were executed in 1999.

We will continue to review our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In circumstances where impairment is determined to exist, we will write down the asset to its fair market value.

Amortization of Intangible Assets

	Fiscal Year 2002	% Change	Fiscal Year 2001	% Change	Fiscal Year 2000
	($ in thousands)
Amortization of intangible assets	$2,852	(85%)	$19,213	(21%)	$24,188
Amortization of goodwill	—	(100%)	13,476	27%	10,586

	$2,852		$32,689		$34,774

Amortization of intangible assets includes the amortization expense associated with the assets received in connection with agreements with Rite Aid and with General Nutrition Companies, Inc. (GNC), including access to insurance coverage and a vendor agreement; assets acquired in connection with the purchase of Beauty.com, including domain names; and other intangible assets, including a technology license agreement, domain names and trademarks.

During fiscal year 2001, certain intangible assets were written down to their estimated fair values in accordance with SFAS 121, thus significantly reducing the amortization recorded during fiscal year 2002. In addition, as of the beginning of fiscal year 2002, due to the implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), amortization expense was further reduced because the goodwill associated with the acquisition of Beauty.com is no longer being amortized.

We expect that amortization of intangible assets will decrease further in 2003, as compared to 2002, as most of our intangible assets were fully amortized as of December 29, 2002.

Amortization of Stock-based Compensation

	Fiscal Year 2002	% Change	Fiscal Year 2001	% Change	Fiscal Year 2000
	($ in thousands)
Amortization of stock based compensation	$1,704	(74%)	$6,493	(57%)	$15,115
Percentage of net sales	1%		4%		14%

We record deferred stock-based compensation in connection with stock options granted and restricted stock issued to our employees. The deferred stock-based compensation amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. In the case of restricted stock, the deferred stock-based compensation represents the difference between the purchase price of the restricted stock and the deemed fair value of our common stock on the date of purchase. Such amounts are amortized to expense over the vesting periods of the applicable agreements using the multiple option approach. The amortization expense relates to options awarded to employees in all operating expense categories. Our amortization of stock based compensation continues to decrease as a result of a decline in the grants to employees of options that are below market value on the date of grant. In addition, when employees leave the Company prior to the vesting of their options, such non-vested options, which were originally subject to deferred stock-based compensation treatment are cancelled, and we are no longer required to recognize stock compensation expense on these grants.

In January 2002, we recorded additional deferred stock-based compensation of approximately $1.1 million, in connection with a stock grant of approximately 2.4 million shares granted below market value on the date of grant. This charge is being amortized over the vesting period of the options granted using the multiple-option approach.

Deferred stock-based compensation for stock options issued to our employees will be subsequently recognized as expense, subject to continuing employment, for each of the next three fiscal years, when amortization of deferred stock compensation will be complete on all existing grants, as follows:

Fiscal Year	Amount
(in thousands)
2003	$456
2004	154
2005	38

Interest Income and Expense

	Fiscal Year 2002	% Change	Fiscal Year 2001	% Change	Fiscal Year 2000
	($ in thousands)
Interest income, net	$1,314	(69%)	$4,288	(50%)	$8,632

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists of interest associated with capital lease obligations. Net interest income decreased during both

2002 and 2001 as a result of our decreasing cash, cash equivalents and marketable securities balances as well as decreases in interest rates over the course of both years, with rates at the end of 2002 being at their lowest point in many years. We expect net interest income to continue to decrease in fiscal year 2003 as our average outstanding balance of cash, cash equivalents and marketable securities is reduced as these balances are utilized to fund operating activities.

Cumulative Effect of Changes in Accounting Principles and Extraordinary Gain on Renegotiation of Equity Guarantee

	Fiscal Year 2002	Fiscal Year 2001	Fiscal Year 2000
	($ in thousands)
Extraordinary gain on renegotiation of equity guarantee	—	$7,500	—
Cumulative effect of changes in accounting principles	$(8,905)	$(4,121)	—

On December 31, 2001 (the beginning of fiscal year 2002), we adopted SFAS 142 (see previous discussion under “Amortization of Intangible Assets”). Based on the analysis required pursuant to SFAS 142, we determined impairment of the Beauty.com goodwill and recorded an $8.9 million impairment charge as a cumulative effect of change in accounting principle in the first quarter of 2002.

In fiscal 2001, we recorded a $4.1 million charge for a cumulative effect of change in accounting principle, in addition to a $7.5 million extraordinary gain on renegotiation of an equity guarantee. Under the terms of an agreement we entered into with WellPoint in June 2000, we issued 750,000 shares of our common stock to WellPoint, with a fair value of approximately $5.0 million. If the 750,000 shares of common stock issued to WellPoint did not have a fair market value of $10 million at the end of two years, we were required to pay WellPoint, in common stock or cash, the difference between $10 million and the then fair market value of the common stock. During the second quarter of 2001, we implemented the Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19). Based on the terms of that agreement, EITF 00-19 requires that the transaction be recorded at fair value each quarter. Accordingly, at the end of the second quarter of fiscal year 2001, we recorded a cumulative effect adjustment of a change in accounting principle of $4.1 million which represents the difference between the fair value of the guarantee as of July 1, 2001, and the fair value of the guarantee on the original date of the agreement. During the third quarter of 2001, we amended the agreement with WellPoint to reduce the guaranteed value of our stock from $10 million to $2.5 million. Accordingly, we recorded an extraordinary gain of $7.5 million on the reduction of this long-term obligation. In June 2002 we satisfied the remaining $2.5 million guarantee by issuing 252,406 shares of restricted common stock to WellPoint.

Income Taxes

There has been no provision or benefit for income taxes for any period since inception due to our on-going operating losses.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on its consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, which addresses how a reseller of a vendor’s product should account for cash consideration received from a vendor. This EITF requires cash consideration received from a vendor to be recognized as a reduction of cost of sales in the reseller’s income statement, with two exceptions. An exception occurs when the consideration is received for reimbursement of selling costs, in which case it should be characterized as a reduction of that cost. Another exception occurs if the payment is for assets or services delivered to the vendor, in which case it should be characterized as revenue. The second requirement of the release relates to performance-driven vendor rebates or refunds (for example, minimum purchase or sales volumes). These rebates or refunds should be recognized as a reduction of cost of sales only if the payment is considered probable. The provisions of EITF 02-16 will be effective for our fiscal year beginning December 30, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). This Statement amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into the accompanying consolidated financial statements and footnotes, thereto.

Liquidity and Capital Resources

We have incurred net losses of $650.0 million since inception. We believe that we will continue to incur net losses for at least the next year, and possibly longer. From our inception through December 29, 2002, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $377.8 million.

Net cash used in operating activities was $15.6 million, $47.4 million and $142.3 million for fiscal years 2002, 2001 and 2000, respectively. Net cash used in operating activities for each of these periods primarily reflects net losses and changes in operating assets and liabilities, partially offset by non-cash expenses.

Net cash provided by investing activities during 2002 was $24.3 million and primarily reflects net sales of marketable securities. Net cash used by investing activities during 2001 was $18.4 million and primarily reflects net purchases of marketable securities. Net cash provided by investing activities during 2000 was $61 million and was related to the sales of marketable securities, net of capital expenditures outlaid to establish our distribution center in New Jersey. Additionally, net cash used in investing activities for all periods presented includes leasehold improvements and purchases of equipment and systems, computer equipment and furniture and fixtures.

Net cash used in financing activities during 2002 and 2001 was $358,000 and $2.8 million, respectively, consisting primarily of principal payments on capital lease obligations. Net cash provided by financing activities during 2000 was $162.8 million, which consisted primarily of cash proceeds from our secondary public offering consummated in March 2000, as well as private placements of our stock in the latter part of 2000. The secondary offering yielded net cash proceeds of $101.6 million, and our private placement of common and preferred stock in August 2000 yielded net cash proceeds of $62.2 million.

Our principal source of liquidity is our cash, cash equivalents, and marketable securities. The following table outlines our balances for the last three fiscal years:

	December 29, 2002	December 30, 2001	December 31, 2000
	($ in thousands)
Cash and cash equivalents	$47,784	$39,518	$108,032
Marketable securities	14,083	39,238	21,856

Total	$61,867	$78,756	$129,888

During 2002 we secured additional funds through a capital lease financing agreement with Silicon Valley Bank, wherein we financed certain fixtures and equipment for a period of two years. We have completed two rounds of funding under that agreement, for a total of $675,000 during 2002 and another $615,000 subsequent to December 29, 2002. We are in compliance with all covenants required by the agreement.

As of December 29, 2002, our principal commitments consisted of obligations outstanding under capital and operating leases and our strategic agreement with WellPoint, and are detailed as follows (in thousands):

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Total
	($ in thousands)
Capital leases	$721	$383	$69	$1,173
Operating leases	2,706	2,706	1,187	6,599
Marketing agreements	750	750	375	1,875

	$4,177	$3,839	$1,631	$9,647

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations until we begin generating operating cash flow. Although we currently expect to begin generating operating cash flow during 2003, there can be no assurances as to such timing or that we will ever generate operating cash flow. We may need to raise additional funds if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are filed under Part IV, Item 15(a)(1) of this Annual Report on Form 10-K. The financial statement schedule required under Regulation S-X is filed under Part IV, Item 15 (a)(2) of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our executive officers required by Part III, Item 10, is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.” Information required by Part III, Item 10, regarding our directors is included in our Proxy Statement relating to our annual meeting of stockholders to be held on June 12, 2003, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of stockholders to be held on June 12, 2003, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of stockholders to be held on June 12, 2003, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain of our relationships and related transactions is included in our Proxy Statement relating to our annual meeting of stockholders to be held on June 12, 2003, and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90-day period prior to filing this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Report:

1.  Index to Consolidated Financial Statements:

2.  Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	82

All other financial statement schedules required by 14(a)(2) have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.  Index of Exhibits:

Exhibit Number	Exhibit Description

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

Exhibit Number	Exhibit Description

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

10.17

Office Lease Agreement dated November 22, 1999, between WRC Sunset North LLC and drugstore.com (incorporated by reference to Exhibit 10.34 to drugstore.com’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

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

Exhibit Number		Exhibit Description

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

10.29		Offer letter of Kal Raman dated May 21, 2001 (incorporated by reference to Exhibit 10.29 to drugstore.com’s Annual Report on Form 10-K for the Year Ended December 30, 2001 (SEC File No. 000-26137)).

21.1	*	List of Subsidiaries.

23.1	*	Consent of Ernst & Young LLP, Independent Auditors.

24.1		Power of Attorney (contained on signature page).

99.1	*	“Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” of Kal Raman, President & Chief Executive Officer.

99.2	*	“Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” of Robert A. Barton, Chief Financial Officer.

+	Portions of this Exhibit have been granted confidential treatment by the SEC.
*	Filed herewith.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

drugstore.com, inc.

We have audited the accompanying consolidated balance sheets of drugstore.com, inc. as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of drugstore.com, inc. at December 29, 2002 and December 30, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the full provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As discussed in Note 2 to the consolidated financial statements, the Company also adopted the provisions of Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, effective April 1, 2001.

/s/ ERNST & YOUNG LLP

Seattle, Washington

January 17, 2003

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 29, 2002	December 30, 2001
A S S E T S
Current assets:
Cash and cash equivalents	$47,784	$39,518
Marketable securities	14,083	39,238
Accounts receivable, net of allowances	15,972	10,171
Inventories	4,988	6,659
Prepaid marketing expenses	2,609	12,539
Other current assets	2,857	1,500

Total current assets	88,293	109,625
Fixed assets, net	16,373	23,948
Intangible assets, net	5,036	7,888
Goodwill, net	5,694	14,599
Prepaid marketing expenses	12,595	14,884
Deposits and other assets	261	354

Total assets	$128,252	$171,298

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$25,647	$20,309
Accrued compensation	2,923	2,608
Accrued marketing expenses	3,070	2,249
Other current liabilities	1,499	2,031
Current portion of capital lease obligations	721	1,612

Total current liabilities	33,860	28,809
Capital lease obligations, less current portion	452	638
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in:
250,000,000 authorized, 68,387,327 and 66,731,818 issued and outstanding	744,620	742,949
Deferred stock-based compensation	(648)	(1,400)
Accumulated deficit	(650,032)	(599,698)

Total stockholders’ equity	93,940	141,851

Total liabilities and stockholders’ equity	$128,252	$171,298

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year ended
	December 29, 2002	December 30, 2001	December 31, 2000
Net sales	$193,908	$145,258	$109,979
Costs and expenses:
Cost of sales	155,587	120,699	100,711
Fulfillment and order processing	26,862	28,184	37,464
Marketing and sales	24,384	36,175	76,183
Technology and content	11,868	18,979	27,377
General and administrative	10,944	14,128	20,002
Impairment and restructuring charges	2,450	178,403	—
Amortization of intangible assets	2,852	32,689	34,774
Amortization of stock-based compensation(1)	1,704	6,493	15,115

Total costs and expenses	236,651	435,750	311,626

Operating loss	(42,743)	(290,492)	(201,647)
Interest income, net	1,314	4,288	8,632

Loss before cumulative effect of changes in accounting principles	(41,429)	(286,204)	(193,015)
Cumulative effect of changes in accounting principles	(8,905)	(4,121)	—
Extraordinary gain on renegotiation of equity guarantee	—	7,500	—

Net loss	$(50,334)	$(282,825)	$(193,015)

Basic and diluted loss per share:
Loss before cumulative effect of changes in accounting principles and extraordinary gain	$(0.61)	$(4.33)	$(3.56)
Cumulative effect of changes in accounting principles	(0.13)	(0.06)	—
Extraordinary Gain	—	0.11	—

	$(0.74)	$(4.28)	$(3.56)

Weighted average shares outstanding used to compute basic and diluted loss per share	67,762,667	66,024,855	54,212,080

(1)	Set forth below are the amounts of amortization of stock-based compensation, that if recorded by operating function, would be classified in the Statements of Operations as follows:

Fulfillment and order processing	$396	$1,187	$1,630
Marketing and sales	288	893	1,561
Technology and content	562	2,331	3,976
General and administrative	458	2,082	7,948

Total	$1,704	$6,493	$15,115

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Series A Preferred Stock		Common Stock		Deferred Stock-Based Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at January 2, 2000	—	$—	43,508,808	$485,377	$(10,770)	$(123,858)	$350,749
Issuance of common stock for cash in secondary offering, net of offering costs of $6,400	—	—	6,000,000	101,600	—	—	101,600
Issuance of preferred and common stock for cash in private placement, net of offering costs of $420	45,939.89	22,683	8,101,264	39,580	—	—	62,263
Conversion of preferred stock to common stock upon shareholder vote	(45,939.89)	(22,683)	4,593,989	22,683	—	—	—
Issuance of common stock for marketing services, intangible asset and software	—	—	1,816,667	30,679	—	—	30,679
Issuance of warrant to purchase common stock for marketing services	—	—	—	9,499	—	—	9,499
Acquisition of beauty.com	—	—	1,235,530	37,619	(4,626)	—	32,993
Exercise of stock options	—	—	383,961	253	—	—	253
Employee stock purchase plan	—	—	200,399	1,853	—	—	1,853
Deferred stock-based compensation	—	—	2,632	17,582	(17,582)	—	—
Amortization of stock-based compensation	—	—	—	—	15,115	—	15,115
Forfeiture of common stock options	—	—	—	(5,555)	5,555	—	—
Net loss and comprehensive loss	—	—	—	—	—	(193,015)	(193,015)

Balance at December 31, 2000	—	$—	65,843,250	$741,170	$(12,308)	$(316,873)	$411,989

Exercise of stock options	—	—	815,601	147	—	—	147
Employee stock purchase plan	—	—	72,967	105	—	—	105
Forfeiture of common stock options	—	—	—	(4,415)	4,415	—	—
Amortization of stock-based compensation, net of cancellations of $851	—	—	—	—	6,493	—	6,493
Reclassification of fair market value guarantee of common stock to strategic partner:
Change in accounting principle	—	—	—	4,289	—	—	4,289
Amendment to agreement with strategic partner	—	—	—	1,653	—	—	1,653
Net loss and comprehensive loss	—	—	—	—	—	(282,825)	(282,825)

Balance at December 30, 2001	—	$—	66,731,818	$742,949	$(1,400)	$(599,698)	$141,851

Exercise of stock options	—	—	1,341,984	625	—	—	625
Employee stock purchase plan	—	—	61,119	94	—	—	94
Issuance of common stock to settle fair market value guarantee	—	—	252,406	—	—	—	—
Deferred stock-based compensation, net of cancellations of $339	—	—	—	808	(808)	—	—
Modification of stock option grants	—	—	—	144	—	—	144
Amortization of stock-based compensation	—	—	—	—	1,560	—	1,560
Net loss	—	—	—	—	—	(50,334)	(50,334)

Balance at December 29, 2002	—	$—	68,387,327	$744,620	$(648)	$(650,032)	$93,940

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 29, 2002	December 30, 2001	December 31, 2000
OPERATING ACTIVITIES:
Net loss	$(50,334)	$(282,825)	$(193,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	8,638	12,787	11,715
Marketing and sales	9,820	14,514	18,191
Loss on disposal of fixed assets	—	1,117	—
Impairment and restructuring charges	2,450	178,403	—
Amortization of intangible assets	2,852	32,689	34,774
Amortization of stock-based compensation	1,704	6,493	15,115
Extraordinary gain on renegotiation of equity guarantee	—	(7,500)	—
Cumulative effect of change in accounting principle	8,905	4,121	—
Changes in:
Accounts receivable	(5,896)	(4,168)	(1,683)
Inventories	1,671	1,949	(4,799)
Prepaid marketing expenses	(51)	346	(649)
Other current assets	(1,262)	186	(300)
Deposits and other assets	93	1,258	(5,812)
Accounts payable and accrued expenses	5,768	(6,746)	(16,117)
Other	—	10	269

Net cash used in operating activities	(15,642)	(47,366)	(142,311)
INVESTING ACTIVITIES:
Purchases of marketable securities	(51,889)	(69,075)	(39,119)
Sales of marketable securities	77,203	51,693	123,491
Purchase of fixed assets, net of proceeds	(1,048)	(981)	(22,972)
Purchases of intangible assets	—	—	(32)
Business acquisition, net of cash received	—	—	(335)

Net cash provided by (used in) investing activities	24,266	(18,363)	61,033
FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants and employee stock purchase plan	719	252	2,106
Net proceeds from sales of common and preferred stock	—	—	163,863
Proceeds from asset financing and capital lease obligations	675	—	127
Principal payments on capital lease obligations	(1,752)	(3,037)	(3,312)

Net cash used in financing activities	(358)	(2,785)	162,784

Net increase (decrease) in cash and cash equivalents	8,266	(68,514)	81,506
Cash and cash equivalents at beginning of period	39,518	108,032	26,526

Cash and cash equivalents at end of period	$47,784	$39,518	$108,032

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$142	$327	$395
Equipment acquired in capital lease agreements	675	44	3,254
Forfeiture of cancelled lease deposit	—	4,500	—
Issuance of equity and debt instruments in exchange for prepaid marketing, intangible assets, software and a vendor agreement	—	—	49,498
Issuance of common stock in connection with business acquisition	—	—	37,619

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Summary of Significant Accounting Policies

The Company

drugstore.com, inc. and its subsidiaries (collectively, the Company) is an online drugstore and information site that sells health, beauty, wellness, and pharmacy products. The Company also sells prestige beauty products through Beauty.com™, and sexual well-being products through sexualwellbeing.com. The Company was incorporated on April 2, 1998, and launched its Web store and commenced commercial operations on February 24, 1999. All customer orders are processed through the Company’s Web store or via telephone through the Company’s toll-free telephone number. The Company operates its own distribution center that provides distribution capabilities for all of its pharmaceutical and non-pharmaceutical orders delivered by mail. Under the terms of an agreement with Rite Aid Corporation (Rite Aid), customers are also able to order existing drugstore.com and Rite Aid refill prescriptions for pickup at any Rite Aid store.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include those of drugstore.com, inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated.

The Company has adopted a 52/53-week fiscal year ending on the Sunday closest to December 31, with each of the fiscal quarters representing a 13-week period. Fiscal years 2002, 2001, and 2000 each represent a 52-week year.

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

Sales billed to third party insurance companies and Pharmacy Benefit Managers (PBMs) through the Company’s relationship with Rite Aid currently represent a significant percentage of the Company’s pharmacy sales, and represent a concentration of credit risk.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and capital lease obligations. The fair value of all financial instruments approximates the carrying amount based on the current rate offered for similar instruments.

At December 29, 2002, and December 30, 2001, marketable securities, which are considered available-for-sale, consisted primarily of commercial paper and short-term obligations and corporate notes and bonds and were carried at cost, which approximates market value. Unrealized holding gains and losses at December 29, 2002, and December 30, 2001, were not significant.

Accounts Receivable

Accounts receivable consists primarily of the net amounts to be collected from third parties including managed care organizations and pharmacy benefit management and insurance companies, as well as amounts collectible related to credit card purchases. Under the terms of the Company’s agreement with Rite Aid, Rite Aid collects insurance reimbursement payments on the Company’s behalf. As of December 29, 2002, and December 30, 2001, accounts receivable included $14.5 million and $9.3 million, respectively, of amounts being collected by Rite Aid on the Company’s behalf. Accounts receivable is recorded net of allowances for doubtful accounts and sales returns, which were $313,000 and $290,000, respectively, in 2002 and 2001. Allowances are estimated using historical experience rates.

Inventories

Inventories are stated at the lower of cost (using the weighted average cost method) or market and are offset by reserves for shrinkage, slow moving, damaged and expired inventory. The Company currently purchases the majority of its non-pharmaceutical inventory directly from manufacturers. Through its agreement with Rite Aid, the Company is required to purchase all pharmaceutical inventory from Rite Aid unless it is able to obtain better overall terms from another vendor.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization, which includes the depreciation of assets recorded under capital leases. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the related assets, which range from two to ten years. Fixed assets purchased under capital leases and leasehold improvements are depreciated over the shorter of the lease term or estimated useful life.

The Company capitalizes website development costs incurred in connection with the periodic upgrades and enhancements to its website in accordance with Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs (EITF 00-2). These costs are amortized using the straight-line method over their related estimated useful life. During the years ended December 29, 2002, December 30, 2001 and December 31, 2000, the Company expensed all website development costs, as the costs incurred were not material.

Intangible Assets

Intangible assets consist of assets received in connection with agreements between the Company and Rite Aid, General Nutrition Companies, Inc. (GNC), and Amazon. The Company also acquired certain intangible assets in connection with the purchase of Beauty.com, including trade names, domain names, and customer lists.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All definite-lived intangible assets are being amortized over their expected useful lives, which range from three to ten years.

Goodwill

On July 1, 2001, the Company adopted SFAS No. 141, Business Combinations, which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. On December 31, 2001, the beginning of the Company’s fiscal year 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), requiring that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. Separately identifiable intangible assets that do not have indefinite useful lives will continue to be amortized.

SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures for impairment. The first phase should be performed by comparing the fair value of the applicable reporting unit to its carrying value. Fair value has been determined using a discounted cash flow methodology. Impairment adjustments, if any, are recognized as operating expenses.

The Company performed both phases of the impairment test during the second quarter of fiscal year 2002. As a result of performing its analysis, the Company recorded an $8.9 million impairment loss as a cumulative effect of a change in accounting principle as of the date of adoption. The Company also completed its annual goodwill impairment test during the fourth quarter of 2002 and determined that the fair value of the reporting unit was greater than the carrying value and accordingly there was no additional impairment as of December 29, 2002.

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes (APB 20), the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows:

	Year ended December 29, 2002	Year ended December 30, 2001	Year ended December 31, 2000
	($ in thousands)
Net loss:
Reported loss before cumulative effect of changes in accounting principles	$(41,429)	$(286,204)	$(193,015)
Goodwill amortization	—	13,476	10,586

Adjusted loss before cumulative effect of changes in accounting principles	$(41,429)	$(272,728)	$(182,429)

Basic and diluted net loss per share:
Reported loss before cumulative effect of changes in accounting principles	$(0.61)	$(4.33)	$(3.56)
Goodwill amortization	—	0.20	0.19

Adjusted basic and diluted loss per share before cumulative effect of changes in accounting principles	$(0.61)	$(4.13)	$(3.37)

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

The Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), at the beginning of fiscal year 2002. Pursuant to SFAS 144, the carrying values of long-lived assets, including definite-lived intangible assets, are reviewed on a regular basis to determine whether there has been any impairment of these assets and the appropriateness of their remaining useful lives. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. Any resulting impairment charge would be measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

In 2001, the Company performed an analysis of the fair value of its long-lived assets. The analysis determined that an impairment existed in certain of these long-lived assets. The fair market value of these assets was determined based on the present value of estimated expected future cash flows. See Note 5 for further discussion of the impairment charges.

Net Sales

Net sales include gross revenues from sales of product and related shipping fees, net of discounts, coupons, and provision for sales returns, third-party reimbursement and other allowances. The Company generally refunds to customers all or a portion of the selling price, including related shipping fees, if applicable, in the event a customer is not satisfied with the product purchased or the quality of customer service provided. Sales returns and allowances have not been significant to date.

Revenues from product sales delivered to customers (net of promotional discounts, rebates and returns allowances) are recorded when the products are shipped and title passes to the customer. Products are considered shipped upon delivery to the common carrier at which time both title and risk of loss is transferred as pursuant to our contracts with our carriers (commonly referred to as “F.O.B Shipping Point). Returns allowances (which reduce product sales by our best estimate of expected product returns) are estimated using historical experience.

Revenues from sales of certain pharmaceutical products ordered through the Company’s Web store to be picked up at a Rite Aid store are recognized when the customer picks up the product. In these circumstances, the Company utilizes Rite Aid as a fulfillment partner. Upon receiving and validating a customer’s order for products to be picked up, the Company submits relevant order information to Rite Aid for processing and purchases the inventory from Rite Aid, which subsequently fills the order and makes it available for pick-up by the customer. According to the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus net as an Agent (EITF 99-19), the Company records these revenues from the Rite Aid local pick-up arrangement on a gross basis. The Company believes it acts as a principal in connection with orders picked up by customers at a Rite Aid store, because the Company accepts contractual reimbursement amounts from third-party payors for insured pharmaceutical products; contractually takes title to, and assumes risk of loss of, products prior to customer pickup; bears credit and collection risk from the customer or, in the case of certain pharmaceutical sales, third-party payors; and bears the risk that the product will be returned. Title to products ordered by customers and picked up at a Rite Aid store passes to the Company when the pharmaceuticals are made available for customer retrieval at a Rite Aid store. In 2002, 2001 and 2000, 35%, 25% and 25%, respectively, of the Company’s net sales to customers was received through its agreement with Rite Aid.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales also include consignment service fees earned under arrangements where the Company cannot take title to the inventory and cannot establish pricing. Consignment service fees earned have not been significant to date.

For the years ended December 29, 2002, December 30, 2001, and December 31, 2000, net sales of pharmaceutical products were $113.6 million, $78.2 million, and $55.6 million, respectively, and net sales of non-pharmaceutical product sales and other were $80.3 million, $67.1 million, and $54.4 million, respectively.

Cost of Sales

Cost of sales consists primarily of the cost of products sold to the Company’s customers, including allowances for shrinkage, damage, slow movement and expired inventory, as well as outbound and inbound shipping costs. Additionally, expenses related to promotional inventory included in shipments to customers are included in cost of sales. Payments that the Company receives from vendors in connection with joint merchandising activities, net of related costs, are netted against cost of sales in the period in which the activities take place.

Fulfillment and Order Processing

Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per-unit fulfillment fees charged by third parties, bad debt expense, credit card processing fees and payroll and related expenses for personnel engaged in customer service, purchasing, and distribution and fulfillment activities, including warehouse personnel and pharmacists engaged in prescription verification activities. These expenses also include rent expense and depreciation related to the Company’s distribution center.

Marketing and Sales

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities.

Advertising costs are expensed as incurred. Costs associated with the Company’s marketing initiatives aimed at creating brand and market awareness including public relations, advertising and trade shows are expensed when the related services are rendered. The Company’s marketing contracts which span a longer period of time, including Web portal marketing agreements and the costs associated with its Rite Aid and Amazon agreements, are amortized on a straight-line basis over the period of each contract. Advertising expense for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, was $21.3 million, $28.6 million, and $63.0 million, respectively.

Technology and Content

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to drugstore.com’s Web sites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and drugstore.com’s Web sites’ content and design expenses.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel and other general corporate expenses.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Income and Expense

Interest income consists of earnings on the Company’s cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease obligations. Interest income for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, totaled $1.4 million, $4.6 million, and $9.2 million, respectively. Interest expense for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, totaled $0.1 million, $0.3 million, and $0.6 million, respectively.

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

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant. Also, to the extent employee stock awards have been subject to an exchange offer or other modifications, such awards are subject to variable accounting treatment. Variable accounting treatment results in expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company’s common stock and vesting schedules of underlying awards.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which has been updated by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148) requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (EITF) consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Under APB No. 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option, or the purchase price of restricted stock, was lower than the fair value for financial reporting purposes of the underlying common stock. For the years ended December 29, 2002, December 30, 2001, and December 31, 2000, the Company recorded aggregate deferred stock-based compensation of $1.1 million, $0, and $17.6 million, respectively. The deferred stock-based compensation is being amortized over the vesting period of the underlying options and restricted stock. For the years ended December 29, 2002, December 30, 2001, and December 31, 2000, total amortization of stock-based compensation recognized was $1.7 million, $6.5 million, and $15.1 million; in those same periods, $0.3 million, $5.3 million, and $5.6 million, respectively, of deferred stock based compensation was reversed due to stock option cancellations.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the stock-based compensation for the Company’s 1998 Stock Plan and restricted stock agreements had been determined based on the fair value method, as promulgated by SFAS 123, the Company’s net loss would have been adjusted to the following pro forma amounts for the years ended December 29, 2002, December 30, 2001, and December 31, 2000:

	Year ended December 29, 2002	Year ended December 30, 2001	Year ended December 31, 2000
	($ in thousands)
Net loss, as reported	$(50,334)	$(282,825)	$(193,015)
Add: Stock-based compensation, as reported	1,704	6,493	15,115
Deduct: Total stock-based compensation determined under fair value based method for all awards	(12,115)	(20,692)	(47,930)

Adjusted net loss, fair value method for all stock-based award	$(60,745)	$(297,024)	$(225,830)

Basic and diluted net loss per share—as reported	$(0.74)	$(4.28)	$(3.56)

Basic and diluted net loss per share—pro forma	$(0.90)	$(4.50)	$(4.17)

Weighted-average fair value of options granted at fair market value	$1.75	$0.98	$9.06
Weighted-average fair value of options granted below fair market value	$1.95	$—	$4.19

The initial impact on pro forma net loss may not be representative of compensation expense in future years when the effect of amortization of multiple awards would be reflected in pro forma earnings.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends The following weighted average assumptions were utilized in arriving at the fair value of each option grant:

	Year ended December 29, 2002	Year ended December 30, 2001	Year ended December 31, 2000
Risk-free interest rate	3.14%	4.20%	6.25%
Expected life	3 years	3 years	3 years
Volatility	123%	133%	130%

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares that are subject to repurchase agreements. Shares associated with stock options, warrants and convertible preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Fiscal Year Ended
	2002	2001	2000
	(in thousands, except share and per share data)
Numerator:
Net loss	$(50,334)	$(282,825)	$(193,015)

Denominator:
Weighted average common shares outstanding	67,762,667	66,370,332	55,183,750
Less: weighted average common shares issued subject to repurchase agreements or contingently issuable pursuant to contractual terms	—	(345,477)	(971,670)

Denominator for basic and diluted calculation	67,762,667	66,024,855	54,212,080

Basic and diluted net loss per share	$(0.74)	$(4.28)	$(3.56)

At December 29, 2002, December 30, 2001, and December 31, 2000, there were 14,000,398, 15,787,853, and 17,682,126 stock options and warrants, respectively, that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

Segment and Geographic Information

The Company operates in two principal business segments in the United States, pharmaceutical and non-pharmaceutical (see Note 11 for more details regarding segment information). All of the Company’s operating results and identifiable assets are in the United States.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on its financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, which addresses how a reseller of a vendor’s product should account for cash consideration received from a vendor. This EITF requires cash consideration received from a vendor to be recognized as a reduction of cost of sales in the reseller’s income statement, with two exceptions. An exception occurs when the consideration is received for reimbursement of selling costs, in which case it should be characterized as a reduction of that cost. Another exception occurs if the payment is for assets or services delivered to the vendor, in which case it should be characterized as revenue. The second requirement of the release relates to performance-driven vendor rebates or refunds (for example, minimum purchase or sales volumes). These rebates or refunds should be recognized as a reduction of cost of

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales only if the payment is considered probable. The provisions of EITF 02-16 will be effective for our fiscal year beginning December 30, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on its consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). This Statement amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these consolidated financial statements and accompanying footnotes.

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

$233.9

Pursuant to our agreement with Rite Aid, customers are able to order refills of their existing Rite Aid or drugstore.com prescriptions using our Web site, and may choose to receive that prescription using our mail order delivery service, or may pick up their prescription at any of Rite Aid’s 3,400 stores nationwide. In addition to offering multi-channel delivery options, Rite Aid and drugstore.com agreed to promote each other’s services both online and offline, including a link from Rite Aid’s Web site to our Web site. drugstore.com also received the benefit of many of Rite Aid’s insurance and PBM relationships, and is required to buy prescription products through Rite Aid, taking advantage of their buying power. During the first quarter of 2002 the relationship expanded as we began selling Rite Aid private label over-the-counter products. This opportunity gave us an entry into the private label market and we now offer over 200 Rite Aid brand SKU’s throughout our store.

As part of this relationship, both Rite Aid and drugstore.com agreed to certain exclusivity provisions that limit drugstore.com’s ability to promote, or affiliate with, any other physical retail drugstore or to operate as a traditional physical drugstore, and preclude Rite Aid from offering or selling products or services on the Internet other than through our Web site. In addition, the agreement requires us to purchase all of our pharmaceutical products from Rite Aid unless we are able to obtain better overall terms from another vendor. The agreement

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contains additional provisions providing for the licensing by Rite Aid to drugstore.com of information technology systems and the integration of the information technology and pharmacy systems of the two companies. This agreement ends in 2009 but can be terminated for breach by either party prior to such time.

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

Amazon.com

In January 2000, the Company entered into an agreement with Amazon.com, Inc. (Amazon.com) to provide certain advertising and technical services over a three-year term for $105 million. The consideration included 1,066,667 shares of the Company’s common stock with a fair value of $30 million issued immediately thereafter in a private placement transaction and minimum cash payments totaling $75 million over the three-year term of the agreement. In July 2000, Amazon.com and the Company agreed to reduce the remaining minimum cash payments due over the three-year term of the agreement from $75 million to $30 million. Additionally, the Company agreed to pay additional amounts in cash if the advertising services exceed certain performance thresholds in the second and third year of the agreement. The Company also issued to Amazon.com a fully vested, nonforfeitable and exercisable warrant to purchase 2.5 million shares of the Company’s common stock at $4.94 per share. The Company estimated that the fair value of the warrant was $7.3 million and was amortizing the aggregate minimum value of the total consideration under the agreement of $67.3 million to primarily marketing and sales expense on a straight-line basis over the three-year term of the agreement prior to the amendment. The warrant expired without being exercised in July 2002.

In June 2001, Amazon.com and the Company amended their advertising and technical services agreement, which was entered into in January 2000 and subsequently amended in July 2000. The amendment changed the termination date of the agreement from April 2003 to June 2002 and revises the total consideration under the agreement from $67.3 million over 36 months, including stock consideration of $37.3 million and cash payments of $30 million, to $46.3 million over 27 months, representing stock consideration of $37.3 million and cash payments of $9 million. Prior to the amendment, on an annualized basis, amortization was $22.4 million and was reduced to $19.9 million after the amendment. The Company amortized the remaining aggregate minimum value primarily to marketing and sales expense on a straight-line basis over the remaining term of the agreement, which expired in June 2002. In July 2002, the Company and Amazon.com entered into a new cost-per-new-customer agreement to maintain the drugstore.com presence on the Amazon.com Web site through March 2003, which was subsequently modified in January 2003 to be effective through March 2004. For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, the Company recognized marketing and sales expense associated with these agreements of $10.2 million, $19.0 million, and $15.2 million, respectively.

Beauty.com

In February 2000, the Company acquired Beauty.com, Inc. (Beauty.com), an online retailer of prestige beauty products, in exchange for 1,266,289 shares of the Company’s common stock, subject to certain contingencies and the assumption of outstanding stock options. In July 2000, the Company and Beauty.com’s founder amended certain provisions of the initial purchase agreements, including eliminating the contingency on

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the issuance of approximately 587,000 shares of the Company’s common stock related to the continued employment of Beauty.com’s founder and reducing the total consideration to 1,235,530 shares of the Company’s common stock. The final purchase price, as amended, was determined to be $37.6 million. The acquisition has been accounted for as a purchase, and all identifiable assets were assigned a portion of the purchase price based on their respective fair values. In connection with the acquisition and subsequent amendment of the purchase agreements, the Company recognized approximately $45.1 million of intangible assets allocated to domain names, customer lists and goodwill based on an independent valuation. Of the $45.1 million, $10.8 million was recorded in the third quarter of 2000, including $10.4 million that was reclassified from deferred stock-based compensation to goodwill as of the date the purchase agreements were amended. The intangible assets, excluding goodwill, which is no longer being amortized beginning in fiscal year 2002, are being amortized over their estimated useful lives of three years. As of December 29, 2002, only $173,000 of unamortized intangible assets and $5.7 million of net goodwill remain from the acquisition of Beauty.com.

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

In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19). EITF 00-19 provided clarification with respect to the classification and accounting treatment of derivative financial instruments indexed to a Company’s own stock. In accordance with the provisions of EITF 00-19, at the end of fiscal year 2000, the Company reclassified $9.3 million from stockholders’ equity to a long-term liability representing the difference between $10 million and the fair value of the Company’s common stock on December 31, 2000. At the end of the second quarter of fiscal year 2001, which is the effective date of EITF 00-19, the Company recorded a cumulative effect adjustment of a change in accounting principle of negative $4.1 million, which represents the difference between the fair value of the guarantee as of July 1, 2001, and the fair value of the guarantee on the original date of the agreement. During the third quarter of 2001, the Company and WellPoint agreed to amend certain terms of the agreement that reduced the fair market value of the guarantee from $10 million to $2.5 million. Accordingly, the Company recorded an extraordinary gain of $7.5 million on the reduction of this long-term liability. This gain is reflected on the consolidated statements of operations as an extraordinary item due to the fact that it meets the tests of SFAS 145 and APB 30 for extraordinary treatment, because it is both infrequent and unusual in nature. The amendment also changed the settlement terms such that the Company reclassified $1.7 million from long-term liability to equity in accordance with EITF 00-19. The amendment also reduced the total cash payments due to WellPoint under the agreement. On June 23, 2002, the second anniversary of the agreement, the fair market value of the guarantee was $1.9 million. As required by the agreement and subsequent amendment, the Company issued 252,406 shares of restricted common stock to WellPoint in order to settle the guarantee as of that date.

During 2001, an impairment analysis was performed on the asset recorded in conjunction with the WellPoint agreement, and it was determined to be impaired. See Note 5 for further discussion.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CIGNA

In June 2000, the Company entered into a five-year agreement with CIGNA HealthCare companies (CIGNA), one of the nation’s leading providers of health benefit programs. Pursuant to this agreement, the Company will provide health and beauty products to CIGNA’s plan participants by providing them direct access to the Company’s Web site from the home page of CIGNA’s Internet site or through CIGNA mail order pharmacy. In exchange, the Company issued CIGNA a warrant to purchase 500,000 shares of the Company’s common stock at $7.76 per share. The fair value of such warrant was estimated at $2.2 million, and the cost of the agreement, which was measured based upon the fair market value of the warrant, was being amortized to marketing and sales expense on a straight-line basis over the five-year term of the agreement. During 2001, an impairment analysis was performed on the asset recorded in conjunction with the CIGNA agreement, and it was determined to be impaired, and was written off as of September 2001. See Note 5 for further discussion.

3.    Fixed Assets

Fixed assets consist of the following:

	December 29, 2002	December 30, 2001
	($ in thousands)
Computers and equipment	$27,292	$28,825
Purchased software	6,233	6,118
Furniture and fixtures	2,216	2,216
Leasehold improvements	10,097	10,281

	45,838	47,440
Less accumulated depreciation and amortization	(29,465)	(23,492)

	$16,373	$23,948

As of December 29, 2002, assets acquired under capital leases with an original cost of approximately $5.1 million are included in computers and equipment. As of December 30, 2001, assets acquired under capital leases with a cost of approximately $7.6 million are included in computers and equipment and purchased software. Accumulated amortization on the leased assets as of December 29, 2002, and December 30, 2001, was approximately $4.6 million and $5.3 million, respectively.

4.    Intangible Assets and Goodwill

Intangible assets and goodwill consist of the following:

	December 29, 2002	December 30, 2001
	($ in thousands)
Intangible Assets:
Vendor agreement	$12,265	$12,265
Technology license, domain names and other	6,695	6,695

Total Intangible Assets	$18,960	18,960
Less accumulated amortization	(13,924)	(11,072)

Net Intangible Assets	$5,036	$7,888

Goodwill	$29,756	$38,661
Less accumulated amortization	(24,062)	(24,062)

Net Goodwill	$5,694	$14,599

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intangible assets balance as of December 29, 2002, reflects the write down associated with the impairment analysis of certain long-lived assets associated with various strategic agreements. See Note 5 for further discussion.

5.     Impairment and Restructuring Charges

In 2001, the Company identified impairment indicators of its long-lived assets. These indicators included, but were not limited to, the Company reevaluating its long term financial plans, its book value compared to the market capitalization, a deterioration of economic and market conditions and substantially lower expectations of projected future operating results related to certain significant intangibles resulting from agreements primarily with Rite Aid and GNC. Therefore, the Company performed an analysis of its long-lived assets comparing the undiscounted future forecasted cash flows to the respective carrying value of these long-lived assets with the assistance of an independent valuation specialist. For those long-lived assets for which the carrying amounts exceed the future forecasted undiscounted cash flows, the Company determined the fair value of these assets by discounting the future forecasted cash flows using a discount rate of 25%. This assessment resulted in an impairment charge of $169.9 million to record the amount by which the carrying amount of the long-lived assets exceed the respective fair values and related primarily to the intangible assets resulting from agreements with Rite Aid, GNC, CIGNA and WellPoint. The components of the impairment charge include access to insurance of $149.1 million, vendor agreements of $16.6 million and marketing contracts of $4.2 million. The future forecasted cash flows would not enable the Company to recover any carrying value attributable to the access to insurance intangible asset.

As a result of a general economic downturn and tightening of the capital markets, the Company determined that, in order for it to remain a viable business, it needed to reach profitability sooner than previously planned. Accordingly, in January 2001, the Company implemented a cost reduction plan that included a reduction in headcount across all areas of the Company, as well as significant decreases in planned facility, marketing and advertising expenditures. The Company’s board of directors approved a restructuring plan, and approximately 100 employees were subsequently terminated. As a result of the terminations, the Company decided to consolidate certain of its corporate facilities and is attempting to sublease or exit the leases associated with the excess facilities. Accordingly, the Company recorded an $8.5 million restructuring charge, including the forfeiture of a portion of the Company’s lease deposit associated with the cancellation of its lease for new office space, exiting leases associated with vacated facilities and writing-off related leasehold improvements and equipment. Included in the Company’s current liabilities as of December 29, 2002, is $130,000 associated with exiting leases associated with vacated facilities.

During the second quarter of 2002, the Company determined that it was not economically feasible for it to utilize its remaining prepaid cable television advertising rights, which were previously received and recorded in connection with a private equity placement. Consequently, $2.5 million of prepaid advertising rights were determined impaired, and written off as of June 2002.

6.    Commitments and Contingencies

The Company leases office and distribution center facilities under noncancelable operating leases, which call for fixed rental payments through 2005. In addition, the Company leases various office and IT equipment under operating leases. The Company has the option to extend some of these leases for additional terms ranging from three to five years. Total rent expense under operating leases for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, approximated $3.5 million, $4.1 million, and $6.3 million, respectively.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also leases computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at rates ranging from 4% to 9% and mature 24 to 36 months from the date of funding. During 2002 the Company secured additional funds of $675,000 through a capital lease financing agreement with Silicon Valley Bank, wherein certain fixtures and equipment were financed for a period of two years. The Company is in compliance with all covenants required by the agreement. These amounts are included in the table below within the category of capital leases.

The Company has entered into certain advertising and content agreements with Amazon.com, WellPoint and certain content providers that require the Company to make fixed payments over the term of the agreements. The costs associated with these agreements are amortized on a straight-line basis over the period such advertising and content is expected to be used.

Future minimum commitments at December 29, 2002, are as follows:

	Capital Leases	Operating Leases	Marketing Agreements
	(in thousands)
2003	$773	$2,706	$750
2004	399	2,706	750
2005	69	1,187	375

Total minimum lease payments	1,241	$6,599	$1,875

Less amounts representing interest	(68)

Present value of minimum payments	1,173
Less current portion of capital lease obligations	(721)

Noncurrent portion of capital lease obligations	$452

Legal proceedings

Class Action Laddering Claims.    On and after July 6, 2001, eight shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with the underwriters and certain of the Company’s present and former officers and directors (the “Individual Defendants”), in connection with the Company’s July 27, 1999, initial public offering and the Company’s March 15, 2000, secondary offering. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period July 28, 1999 to December 6, 2000.

The allegations in the complaint vary, but in general they allege that the prospectuses through which the Company conducted the initial public offering and the secondary offering (together, the Offerings) were materially false and misleading for failure to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby they agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the aftermarket at predetermined prices. The complaint asserts violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The action seeks damages in an unspecified amount and other relief.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company disputes the allegations of wrongdoing against it in these complaints and intends to vigorously defend itself in these matters.

The Company maintains insurance policies that it believes will provide coverage for these claims and therefore believes that these claims will not have, individually or in the aggregate, a material adverse effect on its financial condition or operating results. However, an unfavorable resolution in these matters could materially affect the Company’s business and future results of operation, financial position or cash flows.

State Sales Tax Claims.    In early 2002, the Company received an Arbitrary Assessment notice from the State of New Jersey for past sales tax due, based upon estimated numbers. In December 2002, the Company received a Revised Assessment based upon sales numbers provided by the Company to the State of New Jersey. In March 2003, the Company filed an appeal of the Revised Assessment with the Tax Court of New Jersey. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements. The Company believes that the ultimate resolution of this assessment for sales tax through December 29, 2002 will not have a material adverse effect on its financial position or operating results.

Other.    From time to time, the Company also is subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its financial condition or operating results.

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

At December 29, 2002, the Company had approximately $412.9 million of net operating loss carryforwards that will expire beginning in 2018. Due to the issuance and sale of Series E preferred stock in 1999, the acquisition of Beauty.com in 2000 and trading activity during 2002, the Company incurred ownership changes pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, the Company’s use of losses incurred through the date of these ownership changes will be limited during the carryforward period. The Company estimates that the use of approximately $376.2 million of net operating losses incurred through the date of the most recent ownership change would be limited to approximately $11.1 million per year in order to offset future taxable income. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 29, 2002	December 30, 2001
	($ in thousands)
Deferred tax assets:
Net operating loss carryforward	$140,371	$122,581
Research and development credit carryforward	121	121
Amortization and impairment of intangible assets	55,171	58,549
Charitable contribution	1,230	1,225
Nonqualified stock options	2,979	3,323
Other temporary differences	2,890	3,644

Total gross deferred tax assets	202,762	189,443
Less valuation allowance	(202,762)	(189,443)

Net deferred tax assets	$—	$—

In connection with the Beauty.com acquisition, the Company recorded deferred tax assets totaling $3.1 million and a corresponding increase in the valuation allowance. To the extent this net operating loss is realized, it would reduce any remaining goodwill.

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	December 29, 2002	December 30, 2001	December 31, 2000
	($ in thousands)
Income tax benefit at statutory rate	$17,114	$96,160	$65,625
Stock-based compensation	(69)	(320)	(2,842)
Amortization of intangible assets	(3,503)	(5,304)	(4,134)
Other permanent differences	(223)	621	(20)
Increase in valuation allowance	(13,319)	(91,157)	(58,629)

Income tax benefit	$—	$—	$—

8.    Stockholders’ Equity

Outstanding Warrants

In connection with the strategic agreements entered into with Amazon.com and CIGNA (see Note 2), the Company issued warrants to purchase the Company’s common stock at a predetermined price. Amazon.com was granted the right to purchase 2.5 million shares of the Company’s common stock at $4.94 per share, which expired without exercise in July 2002. CIGNA was granted the right to purchase 500,000 shares of the Company’s common stock at $7.76 per share, which expires in June 2005.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Preferred Stock

In June and August 1998, the Company issued 10,000,000 shares of Series A preferred stock in a private placement offering in exchange for gross cash proceeds of $4 million and a technology license and advertising agreement with Amazon.com that provides for the right to license certain technology and receive certain technological and advertising support from Amazon.com. In addition, the Company agreed to license its technology to Amazon.com and participate in mutually agreed upon advertising activities. No cash payments are required under the technology license and advertising agreement with Amazon.com. The Company valued the right to license certain technology and receive such technological and advertising support at $4 million based on the value of Series A preferred stock issued concurrently for cash. Such value was allocated to prepaid marketing expense, license rights and prepaid technical consulting services in the amount of $3.8 million, $150,000 and $85,000, respectively, based on their estimated fair value. The prepaid marketing expense was amortized over five months commencing in February 1999. The license rights and prepaid technical consulting services are being amortized over five years and approximately eight months, respectively, commencing on the date of the agreement. For the years ended December 29, 2002, December 30, 2001, and December 31, 2000, the Company recognized expenses under such agreement totaling $28,000, $28,000 and $3.8 million, respectively.

In June 1999, the Company issued 2,266,289 shares of Series D preferred stock in a private placement offering in exchange for $40 million in cash and $5 million in cable television advertising rights that were to be used by the Company over a period of three years. During 2001, the Company extended the terms of the cable television advertising agreement by an additional year to June 2003 and reduced the advertising rights to $2.5 million. These advertising rights were written off in total in June 2002 when the Company determined that it would not be economically feasible to utilize them.

Common Stock

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

Common Stock Reserved for Future Issuance

The following table represents the number of shares of common stock reserved for future issuance as of December 29, 2002:

Stock option plan	21,876,954
Employee stock purchase plan	1,665,513
Warrants to purchase common stock	500,000

24,042,467

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Employee Benefit Plans

Defined Contribution Plan

The Company has adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees (401(k) Plan). Eligible employees may contribute amounts to the 401(k) Plan, via payroll withholding, subject to certain limitations. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($11,000 in 2002) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. To date, the Company has not made any matching contributions to the 401(k) Plan.

1998 Stock Plan

Under the terms of the 1998 Stock Plan, as amended (1998 Stock Plan), the board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. In connection with the introduction of the 1998 Stock Plan, 2,735,000 shares of common stock were reserved for future issuance. During 1999, the Company increased the number of shares reserved for future issuance under such plan by 8,265,000. During 2000, the Company’s stockholders approved an increase in the number of shares reserved for future issuance under such plan by 7,000,000 shares, bringing the total shares reserved for future issuance to 18,000,000. Additionally, the Company’s stockholders approved an automatic annual increase, beginning on the first day of the Company’s fiscal year starting in 2001, equal to (i) the lesser of (a) 5% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year or (b) 6,000,000 shares or (ii) a lesser amount determined by the plan administrator; provided that any shares from any such increase in previous years that are not actually issued will be added to the aggregate number of shares available for issuance under the 1998 Stock Plan. Pursuant to this provision, 3,336,591 additional shares were reserved for future issuance under the 1998 Stock Plan on December 31, 2001 (first day of fiscal year 2002).

Generally, the Company grants stock options, as approved by the board of directors, with exercise prices equal to the fair market value of the common stock on the date of grant. Options generally vest over a four to five year period and expire ten years from the date of grant.

In May 2000, the Company’s board of directors granted options to purchase an aggregate of approximately 3.3 million shares of its common stock to certain of its existing employees at an exercise price of $7.00 per share, which was below the fair market value on the date of the grant. The options were granted under the Company’s 1998 Stock Plan and vest over a four-year period, with one-fourth of the total number of shares vesting six months after the grant date and the remaining shares vesting in equal installments at the end of each six-month period thereafter. Accordingly, during the second quarter of 2000, the Company recorded deferred stock-based compensation of approximately $5.3 million, which is being amortized over the vesting period of the options using the multiple-option approach.

In October 2000, the Company’s board of directors granted options to purchase an aggregate of approximately 4.9 million shares of its common stock to certain of its existing employees at an exercise price of $0.01 per share, which was below the fair market value on the date of the grant. The options were granted under the Company’s 1998 Stock Plan and vest over an 18-month period, with 40% of the total number of shares vesting six months after the grant date and the remaining shares vesting in equal installments at the end of each six-month period thereafter. Accordingly, during the fourth quarter of 2000, the Company recorded deferred stock-based compensation of approximately $12.2 million, which is being amortized over the vesting period of the options using the multiple-option approach.

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

The following table summarizes activity under the Company’s 1998 Stock Plan:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at January 2, 2000	4,939,089	5,850,658	$16.49

Additional authorizations and options assumed in the Beauty.com acquisition	7,032,404	—	—
Options granted	(12,635,424)	12,635,424	$6.69
Options exercised	—	(383,961)	$0.66
Options forfeited	3,419,995	(3,419,995)	$13.01

Outstanding at December 31, 2000	2,756,064	14,682,126	$9.27

Additional authorizations	3,259,758	—	—
Options granted	(4,351,525)	4,351,525	$1.28
Options exercised	—	(815,601)	$0.18
Options forfeited	5,430,197	(5,430,197)	$9.00

Outstanding at December 30, 2001	7,094,494	12,787,853	$7.19

Additional authorizations	3,336,591	—	—
Options granted	(4,243,000)	4,243,000	$2.14
Options exercised	—	(1,341,984)	$0.47
Options forfeited	2,188,771	(2,188,771)	$5.17

Outstanding at December 29, 2002	8,376,856	13,500,098	$6.60

The following table summarizes information regarding stock options outstanding and exercisable as of December 29, 2002:

	Outstanding Options			Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Vested and Exercisable Number of Shares	Weighted Average Exercisable Price
$ 0.01 to $1.25	3,105,833	$0.16	7.8 years	2,723,481	$0.07
$ 1.26 to $2.50	5,287,408	1.77	8.8 years	1,994,621	1.62
$ 2.51 to $7.50	2,880,742	5.94	7.7 years	1,565,335	6.60
$ 7.51 to $15.00	280,487	8.45	6.6 years	200,335	8.42
$ 15.01 to $30.00	556,937	22.85	6.9 years	320,704	22.62
$ 30.01 to $67.50	1,388,691	33.83	7.0 years	597,746	34.83

Total	13,500,098	$6.60	8.0 years	7,402,222	$5.88

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Employee Stock Purchase Plan

The Company’s 1999 Employee Stock Purchase Plan, as amended (1999 Employee Stock Purchase Plan) was adopted by the board of directors in 1999, and was effective upon the completion of the Company’s initial public offering of its common stock. A total of 500,000 shares of common stock has been reserved for issuance under the 1999 Employee Stock Purchase Plan, plus an annual increase on the first day of each of the fiscal years in 2000 through 2004 equal to the lesser of (1) 500,000 shares, (2) three percent (3%) of our shares outstanding on the last day of the immediate preceding fiscal year, or (3) such lesser number of shares as determined by the board of directors. Pursuant to this provision, 500,000 additional shares were reserved for future issuance under the 1999 Employee Stock Purchase Plan on January 1, 2002. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first or the last day of the applicable six-month purchase period. For the years ended December 29, 2002, December 30, 2001, and December 31, 2000, employees purchased 61,119, 72,967 and 200,399 shares, respectively, of the Company’s common stock in exchange for $94,000, $105,000 and $1.9 million, respectively. As of December 29, 2002, there were 1,665,513 shares reserved for future issuance.

10.    Related Parties

For the years ended December 29, 2002, December 30, 2001, and December 31, 2000, the Company purchased $102.1 million, $71.4 million, and $46.2 million, respectively, of inventory and fulfillment-related services in connection with the agreements between the Company and Rite Aid. The Company also recognized $2.3 million of marketing and sales expense in connection with these agreements for each of the years in the three-year period ended December 29, 2002. At December 29, 2002 and December 30, 2001, there was approximately $14.5 million and $9.3 million, respectively, included in the Company’s accounts receivable, representing amounts Rite Aid is collecting from customers and insurance companies on the Company’s behalf. Approximately $20.0 million and $15.1 million relating to the purchase of inventory and fulfillment-related services from Rite Aid was payable as of December 29, 2002 and December 30, 2001, respectively. During 2002, Rite Aid liquidated its investment in the Company’s common stock, and hence, will not be reported as a related party in the future.

The Company recognized marketing and sales expense in connection with its strategic relationship with Amazon.com (see Notes 2 and 8) totaling approximately $9.1 million, $19.0 million and $15.2 million, respectively, for the years ended December 29, 2002, December 30, 2001 and December 31, 2000.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Segment Information

During the fiscal year 2002, the Company organized its operations into two operating segments, pharmaceutical and non-pharmaceutical in order to better manage the unique aspects of the pharmacy operations and to maximize the contributions of each segment to the overall business goals. The pharmaceutical segment is comprised of sales and the related costs of selling pharmaceuticals in the Company’s Web store. The non-pharmaceutical segment is comprised of the sales and related costs of selling health, beauty and wellness products in the Company’s Web store, as well as the net sales of consignment products. The information presented below for these segments is information used by the Company’s chief operating decision maker in evaluating operating performance.

	Fiscal Year 2002	Fiscal Year 2001	Fiscal Year 2000
	($ in thousands)
Pharmaceutical:
Net sales	$113,620	$78,173	$55,566
Cost of sales	99,388	69,324	50,677
Fulfillment and order processing(a)	8,764	8,039	9,198

Contribution margin(b)	$5,468	$810	$(4,309)

Non-pharmaceutical:
Net sales	$80,288	$67,085	$54,413
Cost of sales	56,199	51,375	50,034
Fulfillment and order processing(a)	7,922	9,017	12,230

Contribution margin(b)	$16,167	$6,693	$(7,851)

Consolidated:
Net sales	$193,908	$145,258	$109,979
Cost of sales	155,587	120,699	100,711
Fulfillment and order processing(a)	16,686	17,056	21,428

Contribution margin(b)	$21,635	$7,503	$(12,160)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees. These costs are discernable by business segment.
(b)	Contribution margin represents a measure of how well each segment is contributing to the Company’s operating goals. It is calculated as net sales less the related cost of these sales and the incremental (variable) fulfillment and order processing costs to deliver orders to the Company’s customers.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles reportable segment consolidated contribution margin to operating loss per the consolidated statements of operations:

	Fiscal Year 2002	Fiscal Year 2001	Fiscal Year 2000
	($ in thousands)
Consolidated contribution margin for reportable segments	$21,635	$7,503	$(12,160)
Less:
Fulfillment and order processing(c)	10,176	11,128	16,036
Marketing and sales	24,384	36,175	76,183
Technology and content	11,868	18,979	27,377
General and administrative	10,944	14,128	20,002
Impairment and restructuring charges	2,450	178,403	—
Amortization of intangible assets	2,852	32,689	34,774
Amortization of stock-based compensation	1,704	6,493	15,115

Operating loss	$(42,743)	$(290,492)	$(201,647)

(c)	These amounts include all fixed costs of fulfillment and order processing which are not discernable by business segment.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Quarterly Results of Operations (unaudited)

The following tables contain selected unaudited Consolidated Statement of Operations information for each quarter of fiscal years 2002 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 29, 2002				Year Ended December 30, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	($ in thousands, except per share data)
Net Sales	$55,005	$47,352	$47,615	$43,936	$43,476	$34,978	$34,035	$32,769
Cost of Sales	43,787	38,018	38,350	35,432	35,438	29,001	28,494	27,766
Loss before extraordinary gain and cumulative effect of changes in accounting principles(1)	(5,917)	(6,951)	(13,984)	(14,577)	(182,872)	(33,659)	(28,017)	(41,656)
Extraordinary gain on re-negotiation of equity guarantee	—	—	—	—	—	7,500	—	—
Cumulative effect of changes in accounting principles	—	—	—	(8,905)	—	—	(4,121)	—

Net loss(1)	$(5,917)	$(6,951)	$(13,984)	$(23,482)	$(182,872)	$(26,159)	$(32,138)	$(41,656)

Basic and diluted loss per share(2):
Prior to extraordinary gain and cumulative effect of changes in accounting principles	$(0.09)	$(0.10)	$(0.21)	$(0.22)	$(2.75)	$(0.50)	$(0.43)	$(0.64)
Extraordinary gain	—	—	—	—	—	0.11	—	—
Cumulative effect of changes in accounting principles	—	—	—	(0.35)	—	—	(0.06)	—

	$(0.09)	$(0.10)	$(0.21)	$(0.57)	$(2.75)	$(0.39)	$(0.49)	$(0.64)

Shares used in computation of basic and diluted loss per share	68,279,757	68,130,576	67,590,381	67,043,395	66,426,619	66,261,576	65,940,203	65,471,019

(1)	The fourth quarter of 2001 includes a $169.9 million impairment charge related to the write-down of intangible assets.
(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the weighted-average shares outstanding and the effects of rounding for each period.

DRUGSTORE.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of fiscal period	Charges to revenue, costs and expenses	Deductions		Balance at end of fiscal period
Year Ended December 29, 2002
Allowance for doubtful accounts	$83	$70	$92	(A)	$61
Allowance for sales returns	207	1,269	1,224	(B)	252
Reserve for inventory valuation	1,530	219	1,332	(C)	417

Year Ended December 30, 2001
Allowance for doubtful accounts	154	53	124	(A)	83
Allowance for sales returns	165	1,172	1,130	(B)	207
Reserve for inventory valuation	1,061	1,124	655	(C)	1,530

Year Ended December 31, 2000
Allowance for doubtful accounts	170	511	527	(A)	154
Allowance for sales returns	81	996	912	(B)	165
Reserve for inventory valuation	556	1,101	596	(C)	1,061

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.
(B)	Deductions consist of sales credits to customers for product returns.
(C)	Deductions consist of write-off of obsolete inventory and inventory shrinkage.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on March 31, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

Signature	Title

/s/ KAL RAMAN Kal Raman	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROBERT A. BARTON Robert A. Barton	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PETER M. NEUPERT Peter M. Neupert	Chairman of the Board

/s/ JEFFREY P. BEZOS Jeffrey P. Bezos	Director

L. John Doerr	Director

/s/ MELINDA F. GATES Melinda French Gates	Director

/s/ DAN LEVITAN Dan Levitan	Director

/s/ WILLIAM D. SAVOY William D. Savoy	Director

CERTIFICATIONS

I, Kal Raman, certify that:

1.	I have reviewed this annual report on Form 10-K of drugstore.com, inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KAL RAMAN
Kal Raman Chief Executive Officer
March	31, 2003

CERTIFICATIONS

I, Robert A. Barton, certify that:

1.	I have reviewed this annual report on Form 10-K of drugstore.com, inc.;

2	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT A. BARTON
Robert A. Barton Chief Financial Officer
March	31, 2003