Form 10-K/A
period 2002-12-29
DRUGSTORE COM INC
filed 2003-04-28
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Form 10-K/A) amends the Annual Report on Form 10-K of drugstore.com, inc. (the Company) for the fiscal year ended December 29, 2002, which was previously filed with the Securities and Exchange Commission on March 31, 2003 (the Annual Report) by correcting the inadvertent errors specified below:

1.	To correct an omission in the table that appears under the heading “Equity Compensation Plan Information” under Item 5 of Part II of the Form 10-K and, as a result of such correction, to make corresponding changes to the lead-in and footnotes to that table. The information that appears below under the heading “Equity Compensation Plan Information” supersedes in its entirety information appearing under the heading “Equity Plan Compensation Information” in the Annual Report as filed on March 31, 2003;

2.	To correct a typographical error in the cross reference contained in Item 15(a)(2) of Part IV of the Form 10-K; and

3.	To provide the information required by Item 15(b) of Part IV of the Form 10-K, “Reports on Form 8-K”.

The Company is also amending the Annual Report to update the Exhibit list in Item 15(a)(3) of Part IV of the Form 10-K to reflect documents filed with this Form 10-K/A, which include the Amended and Restated Bylaws of the Company adopted by the Board of Directors of the Company on April 23, 2003 and the Independent Auditors’ consent. In addition, as required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934 (the Exchange Act), the registrant’s principal executive officer and principal financial officer are providing new certifications as specified in Exchange Act Rule 13a-14 or 15d-14 in connection with this Form 10-K/A and are also furnishing, but not filing, written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-K/A amends only the items of the Annual Report specified above and amends those items solely to reflect the changes described above. This Form 10-K/A does not update the disclosures in the Annual Report as original filed and does not reflect events occurring after the original filing of the Annual Report on March 31, 2003.

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

Equity Compensation Plan Information

drugstore.com maintains the 1998 Stock Option Plan and the 1999 Employee Stock Purchase Plan. The following table summarizes information concerning these equity based compensation plans as of December 29, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	13,500,098	$6.60	10,042,369
Equity compensation plans not approved by security holders	—	—	—

Total	13,500,098	$6.60	10,042,369

(1)	Represents the number of shares of common stock to be issued upon exercise of options outstanding under the 1998 Stock Plan. Does not include purchase rights accruing under the 1999 Employee Stock Purchase Plan for offerings beginning after July 31, 2002, the number and exercise price of which are not determinable until the expiration of such offering periods.

(2)	Weighted average exercise price per share of options outstanding under the 1998 Stock Plan. Does not include purchase rights accruing under the 1999 Employee Stock Purchase Plan for offerings beginning after July 31, 2002, the number and exercise price of which are not determinable until the expiration of such offering periods.
(3)	Represents 8,376,856 shares available for future issuance under the 1998 Stock Plan and 1,665,513 shares available for sale under the 1999 Employee Stock Purchase Plan. The maximum number of shares available for sale under the 1999 Employee Stock Purchase Plan is automatically increased on the first day of each fiscal year, up to and including 2004, by the lesser of 500,000 shares, three percent of the outstanding shares of the Company on the last day of the immediately preceding fiscal year or such lesser number of shares determined by the Board of Directors. (See Note 9 of the Notes to the Consolidated Financial Statements for the fiscal year ended December 29, 2002 for more information regarding our equity compensation plans.)

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Year Ended				Period from April 2, 1998 (Inception) to December 31, 1998
	2002	2001	2000	1999
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$193,908	$145,258	$109,979	$34,848	$—
Loss before extraordinary gain and cumulative effect of changes in accounting principles(1)	(41,429)	(286,204)	(193,015)	(115,831)	(8,027)
Extraordinary gain on renegotiation of equity guarantee	—	7,500	—	—	—
Cumulative effect of changes in accounting principles(1)	(8,905)	(4,121)	—	—	—

Net loss	$(50,334)	$(282,825)	$(193,015)	$(115,831)	$(8,027)

Basic and diluted loss per share:
Prior to extraordinary gain and cumulative effect of changes in accounting principles(1)	$(0.61)	$(4.33)	$(3.56)	$(6.13)	$(14.70)
Extraordinary gain	—	0.11	—	—	—
Cumulative effect of changes in accounting principles(1)	(0.13)	(0.06)	—	—	—

	$(0.74)	$(4.28)	$(3.56)	$(6.13)	$(14.70)

Weighted average shares outstanding used to compute basic and diluted loss per share	67,762,667	66,024,855	54,212,080	18,880,969	549,149

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$61,867	$78,756	$129,888	$132,754	$14,408
Cash dividends declared per common share	—	—	—	—	—
Working capital	54,433	80,816	134,088	106,960	17,050
Total assets	128,252	171,298	458,523	395,708	22,517
Capital lease obligations, less current portion	452	638	2,399	2,687	975
Total stockholders’ equity	$93,940	$141,851	$411,989	$350,749	$19,347

(1)	See Notes 1 and 2 in notes to consolidated financial statements for detail of cumulative effect of changes in accounting principles.

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

All other financial statement schedules required by 15(a)(2) have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

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

3.2	*	Amended and Restated Bylaws of drugstore.com dated April 23, 2003.

4.1		Warrant issued to Amazon.com on July 30, 2000 (incorporated by reference to Exhibit 4.3 to drugstore.com’s Registration Statement on Form S-3 filed September 6, 2000 (Registration No. 333-45266)).

4.2		Warrant issued to Tel-Drug, Inc. on June 26, 2000 (incorporated by reference to Exhibit 4.4 to drugstore.com’s Registration Statement on Form S-3 filed September 6, 2000 (Registration No. 333-45266)).

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

10.29		Offer letter of Kal Raman dated May 21, 2001 (incorporated by reference to Exhibit 10.29 to drugstore.com’s Annual Report on Form 10-K for the Year Ended December 30, 2001 (SEC File No. 000-26137)).

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to drugstore.com’s Annual Report on Form 10-K for the Year Ended December 29, 2002 (SEC File No. 000-26137)).

23.1

Consent of Ernst & Young LLP, Independent Auditors (incorporated by reference to Exhibit 21.1 to drugstore.com’s Annual Report on Form 10-K for the Year Ended December 29, 2002 (SEC File No. 000-26137)).

23.2	*	Consent of Ernst & Young LLP, Independent Auditors, relating to this Form 10-K/A.

99.1

“Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” of Kal Raman, President & Chief Executive Officer (incorporated by reference to Exhibit 99.1 to drugstore.com’s Annual Report on Form 10-K for the Year Ended December 29, 2002 (SEC File No. 000-26137)).

99.2

“Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” of Robert A. Barton, Chief Financial Officer (incorporated by reference to Exhibit 99.2 to drugstore.com’s Annual Report on Form 10-K for the Year Ended December 29, 2002 (SEC File No. 000-26137)).

99.3	*

“Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” of Kal Raman, President & Chief Executive Officer in connection with this Form 10-K/A.

99.4	*

“Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” of Robert A. Barton, Chief Financial Officer in connection with this Form 10-K/A.

+	Portions of this Exhibit have been granted confidential treatment by the SEC.
*	Filed herewith.

(b)  Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 29, 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on April 28, 2003.

DRUGSTORE.COM, INC.

By:	/s/ KAL RAMAN
Kal Raman, President and Chief Executive Officer

CERTIFICATIONS

I, Kal Raman, certify that:

1.	I have reviewed this annual report on Form 10-K/A of drugstore.com, inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

/s/ KAL RAMAN
Kal Raman Chief Executive Officer

April 28, 2003

CERTIFICATIONS

I, Robert A. Barton, certify that:

1.	I have reviewed this annual report on Form 10-K/A of drugstore.com, inc.;

2	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

April 28, 2003