Form 10-Q
period 2003-03-30
DRUGSTORE COM INC
filed 2003-05-14
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-26137

drugstore.com, inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3416255
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

13920 Southeast Eastgate Way, Suite 300, Bellevue, Washington 98005

(Address of principal executive offices including zip code)

(425) 372-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐.

As of April 30, 2003, the number of shares of the registrant’s common stock, par value $0.0001, outstanding was 68,824,757.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three months ended March 30, 2003

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 30, 2003	December 29, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,399	$47,784
Marketable securities	15,825	14,083
Accounts receivable, net	17,497	15,972
Inventories	7,696	4,988
Prepaid marketing expenses	2,411	2,609
Other current assets	3,123	2,857

Total current assets	86,951	88,293
Fixed assets, net	15,545	16,373
Intangible assets, net	5,171	5,036
Goodwill, net	5,694	5,694
Prepaid marketing expenses	12,022	12,595
Deposits and other assets	260	261

Total assets	$125,643	$128,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,913	$25,647
Accrued compensation	3,084	2,923
Accrued marketing expenses	1,906	3,070
Other current liabilities	1,461	1,499
Current portion of capital lease obligations	876	721

Total current liabilities	36,240	33,860
Capital lease obligations, less current portion	627	452

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 authorized, 68,678,761 and 68,387,327 issued and outstanding	744,915	744,620
Deferred stock-based compensation	(472)	(648)
Accumulated deficit	(655,667)	(650,032)

Total stockholders’ equity	88,776	93,940

Total liabilities and stockholders’ equity	$125,643	$128,252

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
Net sales	$57,083	$43,936
Costs and expenses:
Cost of sales	46,607	35,432
Fulfillment and order processing	7,163	6,670
Marketing and sales	3,845	8,716
Technology and content	2,064	3,530
General and administrative	2,721	3,035
Amortization of intangible assets	366	714
Amortization of stock-based compensation(1)	156	767

Total costs and expenses	62,922	58,864

Operating loss	(5,839)	(14,928)
Interest income, net	204	351

Loss before cumulative effect of change in accounting principle	(5,635)	(14,577)
Cumulative effect of change in accounting principle	—	(8,905)

Net loss	$(5,635)	$(23,482)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.08)	$(0.22)
Cumulative effect of change in accounting principle	—	(0.13)

	$(0.08)	$(0.35)

Weighted average shares outstanding used to compute basic and diluted net loss per share	68,557,485	67,043,395

(1)	Set forth below are the amounts of amortization of stock-based compensation, that if recorded by operating function, would be classified in the Statements of Operations as follows:

Fulfillment and order processing	$44	$177
Marketing and sales	11	91
Technology and content	57	272
General and administrative	44	227

Total	$156	$767

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 30, 2003	March 31, 2002
Operating Activities:
Net loss	$(5,635)	$(23,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	1,578	2,596
Amortization of marketing and sales agreements	573	3,612
Loss on disposal of fixed assets	12	—
Amortization of intangible assets	366	714
Amortization of stock-based compensation	156	767
Cumulative effect of change in accounting principle	—	8,905
Changes in:
Accounts receivable	(1,610)	(1,780)
Inventories	(2,708)	(117)
Prepaid marketing expenses	198	87
Other current assets	(181)	(586)
Accounts payable and accrued expenses	1,725	1,660
Other	—	(54)

Net cash used in operating activities	(5,526)	(7,678)

Investing Activities:
Purchases of marketable securities	(17,677)	(19,449)
Sales of marketable securities	15,935	25,495
Purchase of fixed assets, net of proceeds	(762)	(76)

Net cash (used in) provided by investing activities	(2,504)	5,970

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	315	266
Proceeds from asset financing	615	—
Principal payments on capital lease obligations	(285)	(498)

Net cash provided by (used in) financing activities	645	(232)

Net decrease in cash and cash equivalents	(7,385)	(1,940)
Cash and cash equivalents at beginning of period	47,784	39,518

Cash and cash equivalents at end of period	$40,399	$37,578

Supplemental Cash Flow Information:
Cash paid for interest	$20	$52

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Description of the Business

drugstore.com, inc. and its subsidiaries (collectively, the Company) is an online drugstore and information site that sells health, beauty, wellness, and pharmacy products. The Company also sells prestige beauty products through Beauty.com™, and sexual well-being products through sexualwellbeing.com. The Company was incorporated on April 2, 1998, and launched its Web store and commenced commercial operations on February 24, 1999. All customer orders are processed through the Company’s Web store or via telephone through the Company’s toll-free telephone number. The Company operates its own distribution center that provides distribution capabilities for all of its pharmaceutical and non-pharmaceutical orders delivered by mail. Under the terms of an agreement with Rite Aid Corporation (Rite Aid), customers are also able to order existing drugstore.com and Rite Aid refill prescriptions for pickup at any Rite Aid store.

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these financial statements include all adjustments, consisting of all normal and recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. In addition, the accompanying balance sheet data at December 29, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, and accompanying notes, included in our Annual Report on Form 10K and 10-K/A for the year ended December 29, 2002. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Inventories

Inventories are stated at the lower of cost (using the weighted average cost method) or market and are offset by reserves for shrinkage, slow moving, damaged and expired inventory and consist only of finished goods. The Company currently purchases the majority of its non-pharmaceutical inventory directly from manufacturers. Through its agreement with Rite Aid, the Company is required to purchase all pharmaceutical inventory from Rite Aid unless it is able to obtain better overall terms from another vendor.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Comprehensive loss

Comprehensive loss is the same as net loss in all periods presented.

3.    Goodwill and Intangible Assets

In March 2003 the Company signed a five year contract with NCR Corporation (NCR) pursuant to which the Company obtained the right to use certain of NCR’s patents related to methods and apparatus for providing online sales. The total consideration payable by the Company pursuant to the terms of the contract is $500,000. Of the total consideration payable, $200,000 was payable in cash, and is included in accounts payable on the accompanying condensed consolidated balance sheet as of March 30, 2003, with the remaining amount to be

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

satisfied by the issuance of 77,439 shares of the Company’s common stock with a fair market value of $300,000 on the date of issuance. Pursuant to the terms of the agreement, the Company was required to make the cash payment of $200,000 and issue the 77,439 shares of common stock during April 2003. Under the terms of the agreement, if the shares of common stock issued to NCR do not have a fair market value of $300,000 on March 28, 2004, the Company is required to pay NCR, in cash, the difference between $300,000 and the fair market value of those shares on March 28, 2004, pursuant to a valuation calculation specified in the agreement. The Company has accounted for this agreement as a patent license within the category of intangible assets.

For the three months ended March 30, 2003, no indicators of impairment were noted related to intangible assets. Net intangible assets consist of the following:

	March 30, 2003	December 29, 2002
	($ in thousands)
Intangible Assets:
Vendor agreement	$12,265	$12,265
Technology license, domain names and other	7,195	6,695

Total Intangible Assets	$19,460	18,960
Less accumulated amortization	(14,289)	(13,924)

Net Intangible Assets	$5,171	$5,036

Goodwill	$29,756	$29,756
Less accumulated amortization	(24,062)	(24,062)

Net Goodwill	$5,694	$5,694

4.    Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase or contingently issuable pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share because they are antidilutive.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(in thousands, except share and per share data)
Loss before cumulative effect of change in accounting principle	$(5,635)	$(14,577)
Cumulative effect of change in accounting principle	—	(8,905)

Net loss	$(5,635)	$(23,482)

Weighted average shares outstanding	68,557,485	67,172,337
Less weighted average shares subject to repurchase or contingently issuable pursuant to contract terms	—	(128,942)

Shares used in computation of basic and diluted net loss per share	68,557,485	67,043,395

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.08)	$(0.22)
Cumulative effect of change in accounting principle	—	(0.13)

Basic and diluted net loss per share	$(0.08)	$(0.35)

As of March 30, 2003 and March 31, 2002, there were stock options and warrants outstanding to acquire 15,501,075 and 17,619,674 common shares, respectively, that were excluded from the computation of diluted net loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

5.    Strategic Agreements

Amazon.com

In August of 1998, the Company entered into a ten-year technology and licensing agreement with Amazon.com. In connection with that agreement, the Company received technology rights that provide for the license of substantially all of Amazon.com’s existing and future technology which may be developed through August 2008. These technology rights are reciprocal to Amazon.com, although neither company is currently using the other’s technology. The Company has also entered into multiple marketing agreements with Amazon.com since its launch and continues to integrate its product search capabilities with those of Amazon.com, pursuant to its current and previous marketing agreements with Amazon.com.

In June 2002, the Company and Amazon.com entered into a new marketing agreement to maintain a non-exclusive drugstore.com presence on the Amazon.com Web site. The initial term of the agreement was through March 2003, which was subsequently amended in January 2003 to be effective through March 2004. The Company recognized $380,000 of marketing and sales expense associated with its agreement with Amazon.com during the first quarter of 2003.

Rite Aid

All customer orders are processed through the Company’s Web store and can either be shipped to the customer from the Company’s distribution center or, in the case of refills of existing drugstore.com or Rite Aid

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prescriptions, picked up by the customer at any Rite Aid store in the United States. For the quarter ended March 30, 2003, 38% of the Company’s net sales were generated through its agreement with Rite Aid.

In accordance with its agreement with Rite Aid, the Company is obligated to purchase all of its pharmaceutical inventory from Rite Aid unless able to obtain better overall terms from another vendor. Currently, the Company purchases all of its pharmaceutical inventory from Rite Aid, leveraging its volume requirements to obtain favorable pricing and credit terms.

In addition, the agreement with Rite Aid also contains provisions providing for the licensing by Rite Aid to drugstore.com of information technology systems and the integration of the information technology and pharmacy systems of the two companies. The Company currently uses these systems to process pharmaceutical orders through its distribution center.

The agreement with Rite Aid terminates in 2009.

WellPoint

In June 2000, the Company entered into a five-year strategic partnership with WellPoint Health Networks Inc. (WellPoint), a leading health plan owned pharmacy benefit management company. Pursuant to this agreement, the Company is designated as WellPoint’s preferred Internet pharmacy and drugstore, and has access to WellPoint’s members. In exchange, the Company issued WellPoint 750,000 shares of the Company’s common stock with a guaranteed value of $10 million and committed to make certain cash payments to WellPoint over the five-year term of the agreement.

In 2001, the Company and WellPoint amended certain terms of the agreement. Under the terms of the amendment, the guaranteed fair market value of the common stock was decreased to $2.5 million at the end of June 2002.

On June 23, 2002, the second anniversary of the agreement, the fair market value of the common stock was $1.9 million. As required by the agreement as amended in 2001, the Company issued 252,406 shares of restricted common stock to WellPoint in order to settle the $2.5 million fair value guarantee as of that date.

In March 2003, the Company and WellPoint once again agreed to amend certain terms of the agreement. Total cash payments due to WellPoint under the agreement were reduced by nearly $1.1 million to $2.9 million for the term of the agreement.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Stock Options

The following table summarizes activity under the Company’s stock plans:

	Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 29, 2002	8,376,856	13,500,098	$6.60
Additional authorizations	3,419,516	—	—
Options granted	(2,015,575)	2,015,575	$2.66
Options exercised	—	(266,539)	$1.00
Options cancelled	248,059	(248,059)	$5.07

Outstanding at March 30, 2003	10,028,856	15,001,075	$6.19

In January 2002, the Compensation Committee of the Company’s board of directors approved grants of stock options to purchase an aggregate of approximately 2.4 million shares of its common stock to certain of its existing employees at an exercise price of $1.93 per share, which was below the fair market value on the date of the grant. The options were granted under the Company’s 1998 Stock Plan and vest over a four year period, with 20% of the total number of options vesting on June 30, 2002 and the remaining options vesting in equal installments at the end of each quarter thereafter.

As of March 30, 2003, 7,876,389 of the total options outstanding were exercisable with a weighted-average exercise price of $5.88 per share.

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

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which has been amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148) requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (EITF) consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Under APB No. 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option is lower than the fair value for financial reporting purposes of the underlying common stock. For the quarters ended March 30, 2003 and March 31, 2002, the Company recorded aggregate deferred stock-based compensation of $0 and $1.1 million, respectively, which is being amortized over the vesting period of the options using the multiple-option approach.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended March 30, 2003 and March 31, 2002, total amortization of stock-based compensation recognized was $156,000 and $767,000, and in those same periods, $20,000 and $56,000, respectively, of deferred stock based compensation was reversed as a result of employee terminations.

If the stock-based compensation for the Company’s 1998 Stock Plan and restricted stock agreements had been determined based on the fair value method, as promulgated by SFAS 123, the Company’s net loss would have been adjusted to the following pro forma amounts for the periods ended March 30, 2003 and March 31, 2002:

	Three Months Ended
	March 30, 2003	March 31, 2002
	($ in thousands)
Net loss, as reported	$(5,635)	$(23,482)
Add: Stock-based compensation, as reported	156	767
Deduct: Total stock-based compensation determined under fair value based method for all awards	(2,907)	(4,125)

Adjusted net loss, fair value method for all stock-based award	$(8,386)	$(26,840)

Basic and diluted net loss per share—as reported	$(0.08)	$(0.35)

Basic and diluted net loss per share—pro forma	$(0.12)	$(0.40)

Weighted-average fair value of options granted at fair market value	$1.90	$1.86
Weighted-average fair value of options granted below fair market value	—	$1.95

The initial impact on pro forma net loss may not be representative of compensation expense in future years when the effect of amortization of multiple awards would be reflected in pro forma earnings.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option granted during the respective periods indicated:

	Three Months Ended
	March 30, 2003	March 31, 2002
Risk-free interest rate	2.07%	3.14%
Expected life	3 years	3 years
Volatility	120%	123%

7.    Commitments and Contingencies

Legal proceedings.

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

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Segment Information

During the fiscal year 2002, the Company organized its operations into two operating segments, pharmaceutical and non-pharmaceutical in order to better manage the unique aspects of the pharmacy operations and to maximize the contributions of each segment to the overall business goals. The pharmaceutical segment is comprised of sales and certain direct and allocated costs of selling pharmaceuticals in the Company’s Web store. The non-pharmaceutical segment is comprised of the sales and related costs of selling health, beauty and wellness products in the Company’s Web store, as well as the net sales of consignment products. The Company does not allocate assets to its reportable segments, as assets are generally not specifically attributable to its reporting segments. The information presented below for these segments is information used by the Company’s chief operating decision maker (the Company’s Chief Executive Officer) in evaluating operating performance.

	Three Months Ended
	March 30, 2003	March 31, 2002
	($ in thousands)
Pharmaceutical:
Net sales	$33,146	$25,766
Cost of sales	29,375	22,712
Fulfillment and order processing(a)	2,333	2,219

Contribution margin(b)	$1,438	$835

Non-pharmaceutical:
Net sales	$23,937	$18,170
Cost of sales	17,232	12,720
Fulfillment and order processing(a)	2,322	1,972

Contribution margin(b)	$4,383	$3,478

Consolidated:
Net sales	$57,083	$43,936
Cost of sales	46,607	35,432
Fulfillment and order processing(a)	4,655	4,191

Contribution margin(b)	$5,821	$4,313

(a)	These amounts exclude depreciation and fixed overhead costs, which are not discernable by business segment.
(b)	Contribution margin represents a measure of how well each segment is contributing to the Company’s operating goals. It is calculated as net sales less the related cost of these sales and the incremental (variable) fulfillment and order processing costs to deliver orders to the Company’s customers.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 30, 2003	March 31, 2002
	($ in thousands)
Consolidated contribution margin for reportable segments	$5,821	$4,313
Less:
Fulfillment and order processing(c)	2,508	2,479
Marketing and sales	3,845	8,716
Technology and content	2,064	3,530
General and administrative	2,721	3,035
Amortization of intangible assets	366	714
Amortization of stock-based compensation	156	767

Operating loss	$(5,839)	$(14,928)

(c)	These amounts include all fixed costs of fulfillment and order processing, which are not discernable by business segment.

9.    Subsequent Event

On April 28, 2003, the Company consummated its acquisition of privately-held Custom Nutrition Services (CNS) of Carlsbad, California. CNS provides personalized nutrition services to consumers in the form of an online assessment of an individual’s specific nutritional supplement needs, and then delivers the personalized vitamins, minerals, herbs, and supplements in pharmaceutical grade, daily dose packages (CustomPak™). Under terms of the agreement, the Company acquired CNS for a base purchase price of $5.375 million, which includes a combination of cash, equity, and assumption of debt. The agreement also provides for additional purchase consideration of up to $10 million payable over the next three years, contingent on the future performance of the CNS operations, via a revenue sharing arrangement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements regarding future events or the future financial and operational performance of drugstore.com.

Words such as “expects”, “believes”, “anticipates”, “intends”, “may”, “will”, “plan”, “continue”, “forecast”, “remains”, “would”, “should”, “predict”, “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, consumer spending, the stock market, changes affecting the Internet, online retailing and advertising, the Company’s limited operating history, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, risks related to systems interruptions, possible governmental regulation, and the ability to manage a rapidly growing business. Additional information regarding factors that potentially could affect the Company’s business, financial condition and operating results are provided under the heading “Factors that May Affect Our Business” and are included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 29, 2002, previously filed with the Securities and Exchange Commission.

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

Overview

drugstore.com™ is a leading online drugstore and information site offering Solutions For Your Healthy Lifestyle™. Located on the World Wide Web at www.drugstore.com, we sell health, beauty, wellness, and pharmacy products. We also sell prestige beauty products through Beauty.com™, an online retailer that we acquired in February 2000 (located at www.beauty.com), and we sell sexual well-being products through our Web site located at www.sexualwellbeing.com (a URL that we acquired in January of 2003). We were incorporated in April 1998, commercially launched our Web site on February 24, 1999, and completed our initial public offering in July 1999. As of March 30, 2003, we have sold our products to approximately 3.5 million customers nationwide.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see our report on Form 10K and 10K/A, Item 8 of Part II, “Financial Statements and

Supplementary Data—Note 1—The Company and Summary of Significant Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

We also recognize revenue from our consignment arrangement with General Nutrition Companies, Inc., or GNC. According to the criteria provided by EITF 99-19, consignment service fees from GNC are recorded on a net basis upon shipment to our customer, based on the fact that we do not take title to the inventory and cannot establish pricing.

Additionally, revenues from the sale of certain advertising services performed for the benefit of our vendors are recorded in net revenue, per the criteria outlined in Emerging Issues Task Force Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor (EITF 02-16). These revenues are earned from services that include the development of Brand Stores within our Web site and inclusion of vendors in advertising flyers.

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

Results of Operations

We have incurred net losses of $655.7 million since inception. We believe that we will continue to incur net losses for at least the next year (and possibly longer). We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as e-commerce.

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

Net Sales

	Three Months Ended
	March 30, 2003	% Change	March 31, 2002
	($ in thousands)
Net sales	$57,083	30%	$43,936
New customers	236,000	14%	207,000
Orders from repeat customers as a percentage of total orders	71%		69%
% of net sales from pharmaceutical products	58%		59%

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Net sales also includes revenues from advertising service contracts with vendors for which we provide a portion of our Web site for a vendor’s advertising benefit, or include a vendor in an advertising flyer that is mailed to current or potential customers. We routinely offer discounts and coupons as incentives to attract and retain customers. In addition, if a customer is not satisfied with a particular product or the level of customer service we provide, we generally refund all or a portion of the sale. Allowances for refunds and sales price incentives, including discounts and coupons, are netted against the related sales price. Sales returns and allowances have not been significant to date. In the future, we may expand or increase the coupons and discounts we offer to our customers.

Net sales also includes consignment services fees earned from our GNC arrangement under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are recorded on a net basis and constitute less than 2% of total net sales in both periods presented.

All customer orders are processed through our Web store and can either be shipped to the customer or, in the case of prescription refills, picked up by the customer at any Rite Aid store located in the United States. Orders are either billed to the customer’s credit card or, in the case of prescriptions covered by insurance, billed to third party insurance companies and Pharmacy Benefit Managers, or PBM’s. Sales of pharmaceutical products covered by third parties are recorded at the net amount to be received. Generally, we collect cash from credit card sales in two to five days from the date the order is shipped. Amounts billed to third parties are, on average, collected in approximately 30 days after the date the order is shipped; however, such timing can vary depending on the payor. Sales billed to third party insurance companies and PBMs through our relationship with Rite Aid currently represent a significant percentage of our pharmacy sales. We expect that sales billed to these third parties will continue to represent a significant percentage of our pharmacy sales for the foreseeable future.

Our net sales growth for the three month period ended March 30, 2003, compared to the three month period ended March 31, 2002 was primarily attributable to an increase in order volume and increased net sales per order. The increase in total orders processed is primarily attributable to our growing customer base as well as our growing repeat customer base. The number of orders grew to 808,000 for the three month period ended March 30, 2003 from 658,000 for the three month period ended March 31, 2002, representing order growth of 23%, year over year. Our total number of unique customers since inception has now increased to approximately 3.5 million customers at March 30, 2003, compared to 2.6 million at March 31, 2002. The percentage of orders from repeat customers continues to increase as we more successfully focus our marketing efforts on our retention and loyalty programs, Diamond Deals™, drugstore.com Dollars, and Everyday Free Shipping on orders of $49 or more. In addition, net sales per order increased to $71 from $67 for the three months ended March 30, 2003 and

March 31, 2002, respectively. For the second quarter of 2003, we are targeting net sales of approximately $56-$60 million.

Our net sales in the pharmaceutical segment were $33.1 million and $25.8 million for the three months ended March 30, 2003 and March 31, 2002, respectively. Net sales from pharmaceutical products represented 58% of total net sales during the first quarter of 2003, due to the continued success of the Rite Aid.com powered by drugstore.com Web site, revenue generated from pharamaceutical products through this channel grew to 38% of total revenue for the quarter ended March 30, 2003. Our net sales in the non-pharmaceutical segment were $23.9 million and $18.2 million for the three months ended March 30, 2003 and March 31, 2002, respectively. The sales increase in both segments is attributable to growth in order volume, as well as continued growth in order size.

Cost of Sales

	Three Months Ended
	March 30, 2003	% Change	March 31, 2002
	($ in thousands)
Cost of sales	$46,607	32%	$35,432
Percentage of net sales	82%		81%

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage, damage, slow movement and expiration of inventory, as well as outbound and inbound shipping costs. Additionally, expenses related to promotional inventory included in shipments to customers are included in cost of sales. Payments that we receive from vendors in connection with joint merchandising activities (such as the adjustment of the selling price of an item), net of related costs, are netted against cost of sales in the period in which such merchandising activities take place.

Cost of sales as a percent of net sales increased slightly during the three months ended March 30, 2003, compared to the three months ended March 31, 2002, and primarily resulted from the popularity of our loyalty programs, Diamond Deals™, drugstore.com Dollars™, and Everyday Free Shipping on orders of $49 or more, which place downward pressure on our product margins. Also, our shipping costs continue to exceed the amount we charge customers. We expect to continue to subsidize a portion of our shipping costs for the foreseeable future as a strategy to attract and retain customers.

Cost of sales in our non-pharmaceutical segment were $17.2 million and $12.7 million for the three month periods ended March 30, 2003 and March 31, 2002, respectively. As partial offset to the effect of our loyalty programs, we continue to improve product margins in the non-pharmaceutical segment through a more favorable mix of product sales that include higher margin items in specialty, seasonal and prestige beauty merchandise.

Cost of sales in our pharmaceutical segment were $29.4 million and $22.7 for the three months ended March 30, 2003 and March 31, 2002, respectively. Our product margins in the pharmaceutical segment decreased slightly for the period ended March 30, 2003, compared to that ended March 31, 2002, as a result of an increase in the number of insurance scripts shipped as a percentage of overall scripts shipped. Insurance scripts generally provide lower margins than do equivalent cash scripts.

Fulfillment and Order Processing

	Three Months Ended
	March 30, 2003	% Change	March 31, 2002
	($ in thousands)
Fulfillment and order processing	$7,163	7%	$6,670
Percentage of net sales	13%		15%

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

Fulfillment and order processing expenses decreased as a percentage of net sales for the three months ended March 30, 2003, as compared to the three months ended March 31, 2002, primarily as a result of greater efficiencies attained with regard to variable labor hours utilized in the operation of our distribution center, the mix of mail order versus locally picked up (at Rite Aid stores) pharmaceutical sales and an increase in the volume of orders being processed. We expect that fulfillment and order processing expenses as a percentage of sales will be consistent with first quarter results in the second quarter of 2003.

Marketing and Sales

	Three Months Ended
	March 30, 2003	% Change	March 31, 2002
	($ in thousands)
Marketing and sales	$3,845	(56)%	$8,716
Percentage of net sales	7%		20%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts, including the expense associated with our marketing agreements with Amazon.com. The Company recognized $380,000 and $4.6 million for the three months ended March 30, 2003 and March 31, 2002, respectively, in marketing and sales expense related to these marketing agreements with Amazon.com.

For the three months ended March 30, 2003, the decrease in marketing and sales expense was attributable to a reduction in obligations under marketing agreements including a change in the nature of our marketing relationship with Amazon.com and a decrease in employee-related expenses. In addition, we have focused our marketing efforts on more effective and efficient marketing channels. As a result, marketing and sales expense per new customer has decreased significantly to $16 for the three months ended March 30, 2003 from $42 for the three months ended March 31, 2002. We expect that marketing and sales expense per new customer will remain relatively flat during the second quarter of 2003, compared to the first quarter of 2003.

Technology and Content

	Three Months Ended
	March 30, 2003	% Change	March 31, 2002
	($ in thousands)
Technology and content	$2,064	(42)%	$3,530
Percentage of net sales	4%		8%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web sites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and our Web sites’ content and design expenses.

Technology and content expense, both in dollars and as a percentage of net sales, decreased in the three months ended March 30, 2003, compared to the three months ended March 31, 2002. This decrease is primarily a result of lower depreciation expense as a result of leased equipment that has reached the end of its term, is no longer needed and has been returned to the lessor. The decrease is also the result of the capitalization of approximately $360,000 of payroll and related expenses during the three months ended March 30, 2003. These costs are permitted to be capitalized pursuant to the Accounting Standards Executive Committee’s Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

General and Administrative

	Three Months Ended
	March 30, 2003	% Change	March 31, 2002
	($ in thousands)
General and administrative	$2,721	(10)%	$3,035
Percentage of net sales	5%		7%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

General and administrative expenses decreased for the three months ended March 30, 2003, compared to the three months ended March 31, 2002, primarily due to a reduction in rent expense, as well as a reduction in professional fees.

Amortization of Intangible Assets

	Three Months Ended
	March 30, 2003	% Change	March 31, 2002
	($ in thousands)
Amortization of intangible assets	$366	(49)%	$714

Amortization of intangible assets includes the amortization expense associated with the assets received in connection with agreements with Rite Aid and with GNC, as well as assets acquired in connection with the purchase of Beauty.com, including domain names and trademarks. Amortization decreased in the period ended March 30, 2003 compared to that ended March 31, 2002 as a result of several of these intangible assets becoming fully amortized early in the current year’s period.

We expect amortization of intangible assets for the remainder of 2003 to be approximately $654,000.

Amortization of Stock-based Compensation

	Three Months Ended
	March 30, 2003	% Change	March 31, 2002
	($ in thousands)
Amortization of stock-based compensation	$156	(80)%	$767

We record deferred stock-based compensation in connection with stock options granted to our employees. The deferred stock-based compensation amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. Such amounts are amortized to expense over the vesting periods of the applicable agreements using the multiple option approach. The amortization expense relates to options awarded to employees in all operating expense categories. Our amortization of stock based compensation continues to decrease as a result of a decline in the grants to employees of options that are below market value on the date of grant. In addition, when employees leave the Company prior to the vesting of their options, such non-vested options, which were originally subject to deferred stock-based compensation treatment, are cancelled and we are no longer required to recognize stock compensation expense on these grants.

In January 2002, we recorded additional deferred stock-based compensation of approximately $1.1 million, in connection with a stock grant of approximately 2.4 million shares granted below market value on the date of grant. This charge is being amortized over the vesting period of the options granted using the multiple-option approach.

Deferred stock-based compensation for stock options issued to our employees will be recognized as an expense, subject to continuing employment, for each of the next three fiscal years, when amortization of deferred stock compensation will be complete on all existing grants, as follows:

Fiscal Year	Amount
(in thousands)
Remainder of 2003	$287
2004	149
2005	36

Total	$472

Interest Income and Expense

	Three Months Ended
	March 30, 2003	% Change	March 31, 2002
	($ in thousands)
Interest income, net	$204	(42)%	$351

Net interest income consists of earnings on our cash, cash equivalents and marketable securities, which is offset by interest expense associated with capital lease obligations. Net interest income decreased as a result of our decreasing cash, cash equivalents and marketable securities balances as well as decreases in interest rates. We expect net interest income to decrease during future fiscal quarters, as our average outstanding balance of cash, cash equivalents and marketable securities is reduced in order to fund our operations.

Cumulative Effect of Change in Accounting Principle

	Three Months Ended
	March 30, 2003	% Change	March 31, 2002
	($ in thousands)
Cumulative effect of change in accounting principle	—		$(8,905)

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 on December 31, 2001 (the beginning of fiscal year 2002). SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. We performed both phases of the impairment test during the second quarter of 2002. In order to perform the analysis, we identified our reporting units and assigned all Beauty.com goodwill to the prestige beauty reporting unit. A discounted cash flow analysis was performed to assess the fair market value of the reporting unit. Based on this analysis, we determined that impairment of the Beauty.com goodwill may exist and completed phase 2 of the test—measuring the impairment. Based on the completion of phase 2, we recorded an $8.9 million impairment loss associated with the Beauty.com goodwill. Accordingly, we recognized an impairment loss of $8.9 million as a cumulative effect of a change in accounting principle as of the beginning of fiscal year 2002, the date of adoption of the change in accounting principle, in accordance with SFAS 142.

Liquidity and Capital Resources

	Three Months Ended
	March 30, 2003	March 31, 2002
	(in thousands)
Cash used in operating activities	$(5,526)	$(7,678)
Cash (used in) provided by investing activities	(2,504)	5,970
Cash provided by (used in) financing activities	645	(232)

We have incurred net losses of $655.7 million since inception. These losses have been financed primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $377.8 million.

Net cash used in operating activities was $5.5 million and $7.7 million for the three months ended March 30, 2003 and March 31, 2002, respectively. Net cash used in operating activities was primarily the result of net losses and investment in inventory, as well as changes in operating assets and liabilities, partially offset by non-cash expenses.

Net cash used in investing activities was $2.5 million for the three months ended March 30, 2003, and consisted primarily of net purchases of marketable securities and fixed assets. Net cash provided by investing activities was $6.0 million for the three months ended March 31, 2002, and consisted primarily of net sales of marketable securities, offset by the purchase of fixed assets.

Net cash provided by financing activities was $645,000 for the three months ended March 30, 2003, and was primarily the result of proceeds received for capital lease financing, proceeds from the exercise of stock options, and proceeds from the sale of stock through our employee stock purchase plan, offset by payments made under capital lease obligations. Net cash used in financing activities was $232,000 for the three months ended March 31, 2002, and was primarily the result of principal payments made under capital lease obligations, offset by cash received from the exercise of stock options and proceeds from the sale of stock through our employee stock purchase plan.

	March 30, 2003	Dec. 29, 2002
	(in thousands)
Cash & cash equivalents	$40,399	$47,784
Marketable securities	15,825	14,083

Total	$56,224	$61,876

Our principal source of liquidity is our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $40.4 million and $47.8 million, and our marketable securities balance was $15.8 million and $14.1 million at March 30, 2003 and December 29, 2002, respectively. Combined cash, cash equivalents and marketable securities were $56.2 million and $61.9 million at March 30, 2003 and December 29, 2002, respectively.

During the quarter ended March 30, 2003, we received cash proceeds of $615,000 from a capital lease financing agreement that we entered into with Silicon Valley Bank, wherein we financed certain fixtures and equipment for a period of two years. This resulted in a corresponding increase in our aggregate capital lease obligations. In addition, in March 2003 we amended our marketing agreement with WellPoint, thereby reducing our total payment obligations under that agreement to $2.9 million, of which $2.125 million has already been satisfied.

As of March 30, 2003, our principal commitments consisted of obligations outstanding under capital and operating leases (including our financing arrangement with Silicon Valley Bank) and our strategic marketing agreement (amended as discussed above) with WellPoint, and are detailed as follows:

	Remainder of 2003	2004	2005	Thereafter	Total
	($ in thousands)
Capital leases	$739	$724	$125	—	$1,588
Operating leases	2,030	2,706	1,187	—	5,923
Marketing agreements	325	350	150	—	825

	$3,094	$3,780	$1,462	—	$8,336

We believe that our existing cash, cash equivalents and marketable securities as of March 30, 2003 will be sufficient to fund our operations and capital requirements until we begin generating positive operating cash flow. We currently expect to begin generating operating cash flow during 2003, although there can be no assurances that we will ever generate operating cash flow. Any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or to obtain credit facilities from lenders. We cannot be certain that additional financing will be available to us under acceptable terms when required, or at all.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents and marketable securities. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to our company. Historically, and as of March 30, 2003, we have little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of March 30, 2003, we have not use derivative instruments or engaged in hedging activities.

Item 4.    Controls and Procedures

Within the 90-day period prior to filing this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of such evaluation.

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

Reference is made to Footnote 7 of the foregoing Financial Statements as well as Item 3, Legal Proceedings in our Annual Report on Form 10-K and 10-K/A for the year ended December 29, 2002 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material, adverse effect on us, and there have been no material developments since our 10-K and 10-K/A filings.

Item 2.    Changes in Securities and Use of Proceeds

On March 28, 2003 the Company signed a five year contract with NCR pursuant to which the Company obtained the right to use certain of NCR’s patents related to methods and apparatus for providing online sales. The total consideration payable by the Company pursuant to the terms of the contract is $500,000. Of the total consideration payable, $200,000 was paid in cash, and the remaining amount was satisfied by the issuance of 77,439 shares of the Company’s common stock that had a fair market value of $300,000 on the date of issuance. Pursuant to the terms of the agreement, the Company made the cash payment of $200,000 and issued the 77,439 shares to NCR during April 2003. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve any public offering.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 3.1

Amended and Restated Certificate of Incorporation of drugstore.com (incorporated by reference to Exhibit 3.2 to drugstore.com’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

Exhibit 3.2

Amended and Restated Bylaws of drugstore.com dated April 23, 2003 com (incorporated by reference to Exhibit 3.2 to drugstore.com’s Annual Report on Form 10-K/A filed April 28, 2003 (Registration No. 333-96441)).

Exhibit 99.1	“Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” of Kal Raman, President & Chief Executive Officer.

Exhibit 99.2	“Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” of Robert A. Barton, Chief Financial Officer.

(b)  Reports on Form 8-K

On January 6, 2003, the Company filed a Form 8-K reporting the intention to release preliminary, unaudited, fourth quarter sales, gross margin, and ending cash results at the Morgan Stanley Internet, Software and Networking Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

Date: May 14, 2003	By:	/s/ ROBERT A. BARTON
Robert A. Barton Vice President and Chief Financial Officer (principal financial and chief accounting officer)

CERTIFICATIONS

I, Kal Raman, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of drugstore.com, inc.;

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

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ KAL RAMAN
Kal Raman Chief Executive Officer

CERTIFICATIONS

I, Robert A. Barton, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of drugstore.com, inc.;

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

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ ROBERT A. BARTON
Robert A. Barton Chief Financial Officer