Form 10-Q
period 2003-06-29
DRUGSTORE COM INC
filed 2003-08-13
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 29, 2003

or

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

As of August 8, 2003, the number of shares of the registrant’s common stock, par value $0.0001, outstanding was 69,875,268.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three months ended June 29, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 29, 2003	December 29, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,149	$47,784
Marketable securities	14,893	14,083
Accounts receivable, net	16,020	15,972
Inventories	6,838	4,988
Prepaid marketing expenses	2,380	2,609
Other current assets	2,677	2,857

Total current assets	78,957	88,293

Fixed assets, net	14,797	16,373
Intangible assets, net	8,157	5,036
Goodwill, net	8,798	5,694
Prepaid marketing expenses	11,450	12,595
Deposits and other assets	154	261

Total assets	$122,313	$128,252

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$25,989	$25,647
Accrued compensation	2,897	2,923
Accrued marketing expenses	1,806	3,070
Other current liabilities	2,559	1,499
Current portion of capital lease obligations	946	721

Total current liabilities	34,197	33,860

Capital lease obligations, less current portion	544	452
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in:

250,000,000 authorized, 69,688,476 and 68,387,327 shares issued and outstanding as of June 29, 2003 and December 29, 2002	748,138	744,620
Deferred stock-based compensation	(348)	(648)
Accumulated deficit	(660,218)	(650,032)

Total stockholders’ equity	87,572	93,940

Total liabilities and stockholders’ equity	$122,313	$128,252

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net sales	$58,224	$47,615	$115,307	$91,551
Costs and expenses:
Cost of sales	46,267	38,350	92,874	73,782
Fulfillment and order processing	7,065	6,497	14,228	13,167
Marketing and sales	3,907	7,589	7,752	16,305
Technology and content	2,325	3,280	4,389	6,810
General and administrative	2,923	2,766	5,644	5,801
Impairment and restructuring charges	—	2,450	—	2,450
Amortization of intangible assets	343	716	709	1,430
Amortization of stock-based compensation (1)	119	340	275	1,107

Total costs and expenses	62,949	61,988	125,871	120,852

Operating loss	(4,725)	(14,373)	(10,564)	(29,301)
Interest income, net	174	389	378	740

Loss before cumulative effect of change in accounting principle	(4,551)	(13,984)	(10,186)	(28,561)
Cumulative effect of change in accounting principle	—	—	—	(8,905)

Net loss	$(4,551)	$(13,984)	$(10,186)	$(37,466)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.07)	$(0.21)	$(0.15)	$(0.43)
Cumulative effect of change in accounting principle		—	—	(0.13)

	$(0.07)	$(0.21)	$(0.15)	$(0.56)

Weighted average shares outstanding used to compute basic and diluted net loss per share	69,328,478	67,590,381	68,940,194	67,318,948

(1)	Set forth below are the amounts of amortization of stock-based compensation that, if recorded by operating function, would be classified in the Statements of Operations as follows:

Fulfillment and order processing	$35	$86	$79	$263
Marketing and sales	9	37	20	128
Technology and content	41	121	98	393
General and administrative	34	96	78	323

Total	$119	$340	$275	$1,107

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended
	June 29, 2003	June 30, 2002
Operating Activities:
Net loss	$(10,186)	$(37,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	3,175	4,969
Amortization of marketing and sales agreements	1,145	8,674
Impairment and restructuring charges		2,450
Loss on disposal of fixed assets	32	—
Amortization of intangible assets	709	1,430
Amortization of stock-based compensation	275	1,107
Cumulative effect of change in accounting principle	—	8,905
Changes in:
Accounts receivable	(103)	(3,258)
Inventories	(1,191)	(137)
Prepaid marketing expenses	229	185
Other current assets	302	(861)
Accounts payable and accrued expenses	(3,579)	1,996
Other	106	(166)

Net cash used in operating activities	(9,086)	(12,172)

Investing Activities:
Purchases of marketable securities	(31,528)	(31,982)
Sales of marketable securities	30,718	41,271
Business acquisition, net of cash received	(1,535)	—
Purchase of fixed assets, net of proceeds	(983)	(235)

Net cash (used in) provided by investing activities	(3,328)	9,054

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	717	384
Proceeds from asset financing	615	—
Principal payments on capital lease obligations	(553)	(929)

Net cash provided by (used in) financing activities	779	(545)

Net decrease in cash and cash equivalents	(11,635)	(3,663)
Cash and cash equivalents at beginning of period	47,784	39,518

Cash and cash equivalents at end of period	$36,149	$35,855

Supplemental Cash Flow Information:
Cash paid for interest	$55	$92
Equity issued to settle fair market value guarantee	—	630
Equity issued in exchange for patent intangible	$300
Issuance of common stock in connection with business acquisition	$2,526	—

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business

drugstore.com, inc., together with its subsidiaries (collectively, the Company or drugstore.com), is an online drugstore and information site that sells health, beauty, wellness, and pharmacy products. The Company also sells prestige beauty products through Beauty.com™ and sexual well-being products through sexualwellbeing.com. As of April 28, 2003, the Company also sells customized nutritional supplement programs through its wholly owned subsidiary Custom Nutrition Services, Inc., which the Company acquired on that date. The Company was incorporated on April 2, 1998, and launched its Web store and commenced commercial operations on February 24, 1999. All customer orders are processed through the Company’s Web store or via telephone through the Company’s toll-free telephone number. The Company operates its own distribution center that provides distribution capabilities for all of its pharmaceutical and non-pharmaceutical orders delivered by mail. Under the terms of an agreement with Rite Aid Corporation (Rite Aid), customers are also able to order refills of existing drugstore.com and Rite Aid refill prescriptions through the drugstore.com pharmacy for pickup at any Rite Aid store.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, these financial statements include all adjustments, consisting of all normal and recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. In addition, the accompanying balance sheet data at December 29, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2002.

The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Inventories

Inventories are stated at the lower of cost (using the weighted average cost method) or market and are offset by reserves for shrinkage and slow-moving, damaged and expired inventory and consist only of finished goods. The Company currently purchases the majority of its non-pharmaceutical inventory directly from manufacturers. Through its agreement with Rite Aid, the Company is required to purchase all pharmaceutical inventory from Rite Aid unless it is able to obtain better overall terms from another vendor.

Web site development costs

The Company capitalizes Web site development costs incurred in connection with the periodic upgrades and enhancements to its Web site in accordance with Emerging Issues Task Force Issue (EITF) No. 00-2, Accounting for Web site Development Costs. These costs are amortized using the straight-line method over their estimated useful lives.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Comprehensive loss

Comprehensive loss is the same as net loss in all periods presented.

3. Business Acquisition

On April 28, 2003, the Company acquired Custom Nutrition Services (CNS), a company that provides personalized nutrition services to consumers in the form of an online assessment of an individual’s specific nutritional supplement needs, and then delivers the personalized vitamins, minerals, herbs, and supplements in pharmaceutical-grade, daily dose packages (CustomPaks™). CNS is the exclusive online distributor of CustomPaks™ for Dr. Andrew Weil at www.DrWeil.com, Dr. Barry Sears at www.zonediet.com, and The Pritikin Longevity Center at www.Pritikin.com. The primary reason for the acquisition is to enhance the Company’s online offerings in the customized nutrition and wellness market, which fits well within the Company’s existing product strategy.

In accordance with the requirements of the Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), the Company accounted for this acquisition using the purchase method of accounting. Results of CNS’s operations are included in the consolidated statement of operations of the Company beginning April 28, 2003. Under the terms of the acquisition agreement, the Company acquired CNS for a base purchase price of $4.5 million, comprised of a combination of equity and cash, as well as an assumption of an additional $1.8 million in net liabilities, for a total of $6.4 million. The agreement also provides for the payment by the Company of additional purchase consideration (an earn-out) of up to $10 million, payable over three years from the date of the acquisition, based on the future attainment of specific performance targets by the CNS business. To date, no amounts have been paid to the sellers of the CNS business under the earn-out provisions applicable to the transaction.

In connection with the acquisition, and as part of the base purchase price, the Company issued 635,593 shares of its common stock having an aggregate fair value of $2.5 million, which was determined using the six-day average of the closing prices of the Company’s common stock on each of the two days prior to, the day of, and each of the three days following the Company’s April 29, 2003 announcement of the acquisition. These shares are being held in escrow pending expiration of a contingency period applicable to the transaction, which expires on April 28, 2004. To date, the Company has incurred total acquisition costs related to this transaction of $4.5 million, which include the following (amounts in thousands):

Fair value of common stock issued	$2,526
Cash paid at closing	1,475
Other transaction costs	520

Total acquisition costs capitalized	$4,521

Amounts included in other transaction costs include severance paid to CNS employees who were not offered continuing employment by the Company following the acquisition, legal, accounting and other professional fees, and contract and lease buyouts on assets that will no longer be utilized for the operation of the business. As of June 29, 2003, further adjustments to the capitalized acquisition costs are possible, based upon the resolution of certain remaining contingencies from existing CNS contracts. Any such further costs will increase the value of goodwill that is identified on the face of the Company’s condensed consolidated balance sheet.

The Company engaged a third-party appraiser to assist management in performing a valuation of intangible assets acquired in the transaction and to assist in the allocation of the purchase price. Based on the results of this valuation, the Company has allocated a total of $3.3 million to intangible assets, which consists of $3.2 million in contract-based intangibles and $100,000 for a technology-based intangible asset. The identifiable intangible assets have been recorded with useful lives that range from four to five years. The excess of capitalizable costs over the fair values of all identifiable assets acquired amounts to $3.1 million of goodwill.

The following table presents the amounts assigned to each major asset and liability category of the Company’s condensed consolidated balance sheet as a result of this acquisition, as of April 28, 2003:

Current assets	$856
Fixed assets, Web site development costs and other	746
Intangible assets	3,330
Goodwill	3,104
Liabilities, net	(3,515)

Net assets acquired	$4,521

4. Intangible Assets and Goodwill

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on December 31, 2001, the beginning of our fiscal year 2002. Under SFAS 142, companies are required to regularly test intangible assets for impairment and, if impairment is indicated, to measure and record such impairment. For the three months ended June 29, 2003, no indicators of impairment were noted in relation to the Company’s intangible assets. Net intangible assets consist of the following:

	June 29, 2003	December 29, 2002
	(in thousands)
Intangible assets:
Vendor agreement	$12,265	$12,265
CNS contract and technology assets	3,330	—
Technology license, domain names and other	7,195	6,695

Total intangible assets	$22,790	18,960
Less accumulated amortization	(14,633)	(13,924)

Net intangible assets	$8,157	$5,036

Goodwill, net	$8,798	$5,694

5. Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase or contingently issuable pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share because they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands, except share and per share data)
Loss before cumulative effect of change in accounting principle	$(4,551)	$(13,984)	$(10,186)	$(28,561)
Cumulative effect of change in accounting principle	—	—	—	(8,905)

Net loss	$(4,551)	$(13,984)	$(10,186)	$(37,466)

Weighted average shares outstanding	69,328,478	67,639,996	68,940,194	67,408,227
Less weighted average shares subject to repurchase or contingently issuable pursuant to contract terms	—	(49,615)	—	(89,279)

Shares used in computation of basic and diluted net loss per share	69,328,478	67,590,381	68,940,194	67,318,948

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.07)	$(0.21)	$(0.15)	$(0.43)
Cumulative effect of change in accounting principle	—	—	—	(0.13)

Basic and diluted net loss per share	$(0.07)	$(0.21)	$(0.15)	$(0.56)

As of June 29, 2003 and June 30, 2002, stock options and warrants outstanding to acquire 16,232,720 and 17,176,145 common shares, respectively, were excluded from the computation of diluted net loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

6. Strategic Agreements

Amazon.com

In August of 1998, the Company entered into a ten-year technology and licensing agreement with Amazon.com, Inc. In connection with that agreement, the Company received technology rights that provide for the license of substantially all of Amazon.com’s existing and future technology that may be developed through August 2008. These technology rights are reciprocal to Amazon.com, although neither company is currently using the other’s technology. The Company has also entered into successive marketing agreements with Amazon.com since the Company’s launch. The current marketing relationship allows drugstore.com to maintain a nonexclusive presence on the Amazon.com Web site through March 2004.

Rite Aid

In June 1999, the Company entered into a strategic relationship with Rite Aid relating to pharmaceutical products. The key features of this relationship are as follows:

•	All customer orders are processed through the Company’s Web store and can either be shipped to the customer from the Company’s distribution center or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, picked up by the customer at any Rite Aid store in the United States. In the three- and six-month periods ended June 29, 2003, 36% and 37%, respectively, of the Company’s net sales were generated through its agreement with Rite Aid. In the three- and six-month periods ended June 30, 2002, 35% and 34%, respectively, of the Company’s net sales were generated through this agreement.

•	The Company is obligated to purchase all of its pharmaceutical inventory from Rite Aid unless the Company is able to obtain better overall terms from another vendor. Currently, the Company purchases all of its pharmaceutical inventory from Rite Aid, leveraging its volume requirements to obtain favorable pricing and credit terms.

•	The agreement with Rite Aid also provides for the licensing by Rite Aid to drugstore.com of certain of Rite Aid’s information technology systems and the integration of the information technology and pharmacy systems of the two companies. The Company currently uses these systems to process pharmaceutical orders through its distribution center.

•	The Company receives the benefit of access to Rite Aid’s relationships with insurance and pharmacy benefit management (PBM) companies. This access provides the opportunity to meet the needs of more customers because of the availability of insurance coverage to those customers.

•	The Company gains access to Rite Aid customers through the Rite Aid.com powered by drugstore.com Web site.

As of June 29, 2003, the Company had a payable of $18.2 million due to Rite Aid on its balance sheet for inventory and other product costs and fees payable to Rite Aid as of that date, for the sales of products for which the Company has already recognized revenue and related costs. The agreement with Rite Aid terminates in 2009.

WellPoint

In June 2000, the Company entered into a five-year strategic partnership with WellPoint Health Networks Inc. (WellPoint), a health plan-owned PBM company. Pursuant to this agreement, the Company is designated as WellPoint’s preferred Internet pharmacy and drugstore, and has access to WellPoint’s members. In exchange, the Company issued WellPoint 750,000 shares of the Company’s common stock with a guaranteed value of $10 million, and committed to make certain cash payments to WellPoint over the five-year term of the agreement.

In 2001, the Company and WellPoint amended the agreement. Under the terms of the amendment, the guaranteed fair market value of the common stock was decreased to $2.5 million at the end of June 2002. Total cash payments due to Wellpoint were reduced by $6.0 million to $4.0 million for the term of the agreement.

On June 23, 2002, the second anniversary of the agreement, the fair market value of the common stock was $1.9 million. As required by the amended agreement, the Company issued 252,406 shares of restricted common stock to WellPoint in order to settle the $2.5 million fair value guarantee as of that date.

In March 2003, the Company and WellPoint again amended the agreement. Total cash payments due to WellPoint under the agreement were reduced by nearly $1.1 million to $2.9 million for the term of the agreement. As of June 29, 2003, $700,000 remains payable to Wellpoint through June 2005.

7. Stock Options

The following table summarizes activity under the Company’s stock plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 29, 2002	8,376,856	13,500,098	$6.60
Additional authorizations	3,419,516	—	—
Options granted	(3,725,725)	3,725,725	$3.24
Options exercised	—	(563,222)	$1.19
Options cancelled	929,881	(929,881)	$4.47

Outstanding at June 29, 2003	9,000,528	15,732,720	$6.19

In January 2002, the compensation committee of the Company’s board of directors approved grants of stock options to purchase an aggregate of approximately 2.4 million shares of the Company’s common stock to certain of its existing employees at an exercise price of $1.93 per share, which was below the fair market value on the date of the grant. The options were granted under the Company’s 1998 Stock Plan and vest over a four-year period, with 20% of the total number of options vesting on June 30, 2002 and the remaining options vesting in equal installments at the end of each quarter thereafter.

As of June 29, 2003, 8,077,341 of the Company’s total options outstanding were exercisable, with a weighted-average exercise price of $6.02 per share.

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

Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option is lower than the fair value for financial reporting purposes of the underlying common stock. The Company did not record any deferred stock-based compensation in the quarters ended June 29, 2003 and June 30, 2002. The Company recorded aggregate deferred stock-based compensation of $0 and $1.1 million for the six months ended June 29, 2003 and June 30, 2002, respectively, which is being amortized over the vesting period of the options using the multiple-option approach. For the three months ended June 29, 2003 and June 30, 2002, total amortization of stock-based compensation recognized was $119,000 and $340,000, respectively, and in those same periods, $5,000 and $181,000, respectively, of deferred stock based compensation was reversed as a result of employee terminations. For the six months ended June 29, 2003 and June 30, 2002, total amortization of stock-based compensation recognized was $340,000 and $1.1 million, respectively, and in those same periods, $25,000 and $237,000, respectively, of deferred stock based compensation was reversed as a result of employee terminations.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which has been amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the EITF consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

If the stock-based compensation for the Company’s 1998 Stock Plan had been determined based on the fair value method of SFAS 123, the Company’s net loss would have been adjusted to the following pro forma amounts for the periods ended June 29, 2003 and June 30, 2002:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	($ in thousands)
Net loss, as reported	$(4,551)	$(13,984)	$(10,186)	$(37,466)
Add: Stock-based compensation, as reported	119	340	275	1,107
Deduct: Total stock-based compensation determined under fair value based method for all awards	(3,195)	(2,024)	(6,102)	(6,149)

Adjusted net loss, fair value method for all stock-based award	$(7,627)	$(15,668)	$(16,013)	$(42,508)

Basic and diluted net loss per share—as reported	$(0.07)	$(0.21)	$(0.15)	$(0.56)

Basic and diluted net loss per share—pro forma	$(0.11)	$(0.23)	$(0.23)	$(0.63)

Weighted-average fair value of options granted at fair market value	$2.73	$1.86	$2.37	$1.88
Weighted-average fair value of options granted below fair market value	—	—	—	$1.95

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option granted during the respective periods indicated:

	Three Months Ended
	June 29, 2003	June 30, 2002
Risk-free interest rate	1.78%	4.17%
Expected life	3 years	3 years
Volatility	118%	133%

8. Commitments and Contingencies

Legal proceedings.

Class Action Laddering Claims. On and after July 6, 2001, eight shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with the underwriters and certain of the Company’s present and former officers and directors (the Individual Defendants), in connection with the Company’s July 27, 1999 initial public offering and the Company’s March 15, 2000 secondary offering. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period July 28, 1999 to December 6, 2000.

In general, the complaint alleges that the prospectuses through which the Company conducted the initial public offering and the secondary offering (together, the Offerings) were materially false and misleading for failure to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby the underwriters agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the after-market at predetermined prices. The complaint asserts violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The action seeks damages in an unspecified amount and other relief.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately three hundred companies who are part of the consolidated case against the Company, the negotiation of a settlement agreement, and approval by the Court. The Company cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

State Sales Tax Claims. In early 2002, the Company received an Arbitrary Assessment notice from the State of New Jersey for past sales tax due from fiscal years 2000 and 2001, based upon their best estimate of sales revenue numbers during those periods. In December 2002, the Company received a Revised Assessment from the State of New Jersey based upon sales revenue numbers provided by the Company. In March 2003, the Company filed an appeal of the Revised Assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of the Company’s consolidated subsidiaries that is not the retailing entity in that state. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements with respect to the sales tax alleged to be due. The Company believes that the ultimate resolution of this sales tax assessment will not have a material adverse effect on its financial position or operating results.

Other. From time to time, the Company also is subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business prospects, financial condition or operating results.

9. Segment Information

During the fiscal year 2002, the Company organized its operations into two operating segments, pharmaceutical and non-pharmaceutical, in order to better manage the unique aspects of the pharmacy operations and to maximize the contributions of each segment to the Company’s overall business goals. The pharmaceutical segment is comprised of the sales and certain direct and allocated costs of selling pharmaceuticals in the Company’s Web store. The non-pharmaceutical segment is comprised of the sales and certain direct and allocated costs of selling health, beauty and wellness products in the Company’s Web store, as well as net sales of consignment products. As of April 28, 2003, the non-pharmaceutical segment also includes the sales and related costs of selling customized nutritional supplement programs through CNS. The Company does not allocate assets to its reportable segments, as assets are generally not specifically attributable to its reporting segments. The information presented below for these segments is information used by the Company’s chief operating decision maker (the Company’s chief executive officer) in evaluating the Company’s operating performance.

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands)
Pharmaceutical:
Net sales	$32,760	$28,515	$65,906	$54,282
Cost of sales	28,765	24,641	58,141	47,353
Fulfillment and order processing (1)	2,155	2,176	4,488	4,395

Contribution margin (2)	$1,840	$1,698	$3,277	$2,534

Non-pharmaceutical:
Net sales	$25,464	$19,100	$49,401	$37,269
Cost of sales	17,502	13,709	34,733	26,429
Fulfillment and order processing (1)	2,149	1,837	4,471	3,809

Contribution margin (2)	$5,813	$3,554	$10,197	$7,031

Consolidated:
Net sales	$58,224	$47,615	$115,307	$91,551
Cost of sales	46,267	38,350	92,874	73,782
Fulfillment and order processing (1)	4,304	4,013	8,959	8,204

Contribution margin (2)	$7,653	$5,252	$13,474	$9,565

(1)	These amounts exclude depreciation and fixed overhead costs, which are not discernable by business segment.
(2)	Contribution margin is calculated as net sales less the related costs of these sales and the incremental (variable) fulfillment and order processing costs of delivering orders to the Company’s customers.

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands)
Consolidated contribution margin for reportable segments	$7,653	$5,252	$13,474	$9,565
Less:
Fulfillment and order processing (3)	2,761	2,484	5,269	4,963
Marketing and sales	3,907	7,589	7,752	16,305
Technology and content	2,325	3,280	4,389	6,810
General and administrative	2,923	2,766	5,644	5,801
Impairment and restructuring charge	—	2,450	—	2,450
Amortization of intangible assets	343	716	709	1,430
Amortization of stock-based compensation	119	340	275	1,107

Operating loss	$(4,725)	$(14,373)	$(10,564)	$(29,301)

(3)	These amounts include all fixed costs of fulfillment and order processing, which are not discernable by business segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of drugstore.com’s financial condition and results of operations. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes. References to drugstore.com, “we,” “our” and “us” in this quarterly report on Form 10-Q refer to drugstore.com, inc. and our wholly owned subsidiaries.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, including forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial and operational performance of drugstore.com, inc.

Words such as “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “plan,” “continue,” “should,” and “potential,” and similar expressions, are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that the statement is not forward-looking. Forward-looking statements are based on current expectations, involve known and unknown risks and uncertainties and are based on assumptions, all of which could cause actual performance to differ materially from those contained or implied in the forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, consumer spending and the stock market, changes affecting the Internet, online retailing and advertising, the Company’s limited operating history, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, potential systems interruptions, possible governmental regulation, and our ability to manage a rapidly growing business. Additional information regarding factors that potentially could affect our business, financial condition and operating results are provided under the heading “Factors that May Affect Our Business” in Part I, Item 1 of our annual report on Form 10-K/A for the fiscal year ended December 29, 2002, previously filed with the Securities and Exchange Commission, or SEC.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this quarterly report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements to revise such statements to reflect actual results, changes in our expectations or circumstances or events occurring after the date of this quarterly report.

Overview

drugstore.com, inc. is a leading online drugstore and information site offering Solutions For Your Healthy Lifestyle™. Located on the World Wide Web at www.drugstore.com, the drugstore.com™ Web store sells health, beauty, wellness, and pharmacy products. We also sell prestige beauty products through Beauty.com, Inc., an online retailer that we acquired in February 2000 (located at www.beauty.com), and we sell sexual well-being products through our Web site located at www.sexualwellbeing.com (a URL that we acquired in January 2003). As of April 28, 2003, we also sell customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services (CNS), which we acquired on that date. We were incorporated in April 1998, commercially launched our Web site on February 24, 1999, and completed our initial public offering in July 1999. As of June 29, 2003, we have sold our products to approximately 3.7 million customers nationwide.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information, see Note 1 of our consolidated financial statements, “The Company and Summary of Significant Accounting Policies,” in Part II, Item 8 of our annual report on Form 10-K/A for the fiscal year ended December 29, 2002, Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions for a number of reasons, including the factors described in the section entitled “Factors that May Affect Our Business” in Part I, Item 1 of our annual report on Form 10-K/A for the fiscal year ended December 29, 2002.

Significant Accounting Policies

Revenue Recognition

Revenues from sales of products delivered to customers (net of promotional discounts, rebates and returns allowances) are recorded when the products are shipped and title passes to the customer. Products are considered shipped upon delivery to the common carrier, at which time both title and risk of loss is transferred to the buyer (an arrangement commonly referred to as “FOB Shipping Point”). We estimate return allowances, which reduce product sales by our best estimate of expected product returns, using historical experience. If our estimate of return allowances is too high, our revenues would be understated, and if our estimate of these allowances is too low, then our revenues would be overstated. Product returns have not been significant in the past.

Revenues from sales of certain pharmaceutical products ordered through our Web store to be picked up at a Rite Aid store are recognized when the customer picks up the product. In these circumstances, we utilize Rite Aid as a fulfillment partner. According to the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record these revenues from the Rite Aid local pick-up arrangement on a gross basis, because we believe we act as a principal. Our belief is based on the fact that, among other things, we bear both credit risk and inventory risk.

We also recognize revenue from our consignment arrangement with General Nutrition Companies, Inc., or GNC. According to the criteria provided in EITF 99-19, consignment service fees from GNC are recorded on a net basis upon shipment to our customer, based on the fact that we do not take title to the inventory and cannot establish pricing.

Additionally, revenues from the sale of certain advertising services performed for the benefit of our vendors are recorded in net revenue, in accordance with the criteria outlined in EITF Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. These revenues are earned from services that include the development of Web pages or “brand stores” within our Web site, devoted to various vendors’ products and the inclusion of vendors’ products in advertising flyers. Volume purchase and performance allowances which are received from our vendors are recorded as a reduction to our cost of sales.

Periodically we provide incentive offers to our customers to encourage purchases. Such offers include discounts off specific current purchases, which we refer to as Diamond Deals™, offers for future rebates based on a percentage of the current purchase, which we refer to as drugstore.com Dollars™, and other discount offers. Diamond Deals™, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in net sales. drugstore.com Dollars™ and other rebates offered by drugstore.com are treated as a reduction to sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers. Free shipping is another incentive we offer to our customers on orders of $49 or more. We record the cost of this shipping in cost of sales, with no related shipping revenue from the free shipment recorded in net sales.

Results of Operations

We have incurred net losses of $660.2 million since inception. We believe that we will continue to incur net losses for at least the next year, and possibly longer. In view of our limited operating history and the rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. It is likely that our operating results may fall below the expectations of securities analysts and investors in some future quarter or quarters. In this event, the trading price of our common stock may fall significantly.

Net Sales

	Three Months Ended			Six Months Ended
	June 29, 2003	% Change	June 30, 2002	June 29, 2003	% Change	June 30, 2002
	($ in thousands)
Net sales	$58,224	22%	$47,615	$115,307	26%	$91,551
New customers	219,000	7%	205,000	455,000	10%	412,000
Orders from repeat customers as a percentage of total orders	72%		71%	71%		70%
% of net sales from pharmaceutical products	56%		60%	57%		59%

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for product returns. Net sales also includes revenues from advertising service contracts with vendors, pursuant to which we provide Web page(s) on our Web site that showcase a particular vendor’s products or we include information regarding a vendor’s products in an advertising flyer that is mailed to current or potential customers. We routinely offer coupons and other discounts as incentives to attract and retain customers. In addition, if a customer is not satisfied with a particular product or the level of customer service we provide, we generally refund all or a portion of the sale. Allowances for refunds and sales price incentives, including discounts and coupons, are netted against the related sale. Sales returns and allowances have been immaterial, to date. In the future, we may expand or increase the coupons and other discounts we offer to our customers.

Net sales also includes consignment service fees earned from our GNC arrangement, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are recorded on a net basis and constitute less than 2% of our total net sales in all periods presented.

All customer orders are processed through our Web store and can either be shipped to the customer or, in the case of prescription refills, picked up by the customer at any Rite Aid store located in the United States. Orders are either billed to the customer’s credit card or, in the case of prescriptions covered by insurance, billed to third-party insurance companies and pharmacy benefit managers, or PBMs. Sales of pharmaceutical products covered by third parties are recorded at the net amount to be received. Generally, we collect cash from credit card sales within two to five days after the date the order is shipped. Amounts billed to third parties are, on average, generally collected within 30 days after the date the order is shipped. Sales billed to third party insurance companies and PBMs through our relationship with Rite Aid currently represent nearly 74% of our pharmacy sales. We expect that sales billed to these third parties will continue to represent a significant percentage of our pharmacy sales for the foreseeable future.

The growth in net sales for the three- and six-month periods ended June 29, 2003, compared to the three- and six-month periods ended June 30, 2002, is primarily attributable to continued increases in order volume and net sales per order, as well as the result of net sales added due to our acquisition of CNS. The increase in total orders processed is primarily attributable to our growing active customer base. The number of orders processed grew to 783,000 and 1,591,000 for the three- and six-month periods ended June 29, 2003, from 696,000 and 1,354,000 for the three- and six-month periods ended June 30, 2002, representing order growth of 13% and 18% year over year. Our total number of unique customers since inception increased to approximately 3.7 million customers at June 29, 2003, compared to 2.8 million at June 30, 2002. The repeat orders, as well as the percentage of orders from repeat customers, continues to increase as we continue to focus our marketing efforts on our retention and loyalty programs, utilizing programs such as Diamond Deals™, drugstore.com Dollars™, and Everyday Free Shipping on orders of $49 or more. In addition, net sales per order increased to $74 and $72 for the three- and six-month periods ended June 29, 2003, from $68 and $68 for the three- and six-month periods ended June 30, 2002. For the third quarter of 2003, we anticipate net sales of approximately $57 to $59 million.

Our net sales in the pharmaceutical segment were $32.8 million and $28.5 million for the three months ended June 29, 2003 and June 30, 2002, and $65.9 million and $54.3 million for the six months ended June 29, 2003 and June 30, 2002. Net sales from pharmaceutical products represented 56% and 57% of total net sales for the three and six months ended June 30, 2003, and grew by 15% and 21% over the prior year totals, primarily due to the continued success of the Rite Aid.com powered by drugstore.com Web site. Revenue generated from pharmaceutical products through the Rite Aid channel grew to 36% and 37% of total revenue for the three and six months ended June 29, 2003, from 35% and 34% of total revenue for the three and six months ended June 30, 2002.

Our net sales in the non-pharmaceutical segment were $25.5 million and $19.1 million for the three months ended June 29, 2003 and June 30, 2002, and $49.4 million and $37.3 for the six months ended June 29, 2003 and June 30, 2002. The increase in both periods over the same periods in the prior year is attributable primarily to increases in order volume and net sales per order, as well as the result of net sales added due to our acquisition of CNS.

Cost of Sales

	Three Months Ended			Six Months Ended
	June 29, 2003	% Change	June 30, 2002	June 29, 2003	% Change	June 30, 2002
	($ in thousands)
Cost of sales	$46,267	21%	$38,350	$92,874	26%	$73,782
Percentage of net sales	79%		81%	81%		81%

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage, damage, slow movement and expiration of inventory, as well as outbound and inbound shipping costs. Additionally, expenses related to promotional inventory included in shipments to customers are included in cost of sales. Allowances that we receive from vendors in connection with joint merchandising activities (such as the adjustment of the selling price of an item), net of related costs, are netted against cost of sales in the period in which such merchandising activities take place.

Cost of sales as a percentage of net sales decreased during the three months ended June 29, 2003, compared to the three months ended June 30, 2002, as a result of improving non-pharmaceutical margins, and a greater mix of higher-margin non-pharmaceutical sales compared to pharmaceutical sales. Cost of sales as a percent of net sales remained flat for the six months ended June 29, 2003, compared with the six months ended June 30, 2002.

Cost of sales in our pharmaceutical segment was $28.8 million and $24.6 million for the three months ended June 29, 2003 and June 30, 2002, and $58.1 million and $47.4 million for the six months ended June 29, 2003 and June 30, 2002. Our product margins in the pharmaceutical segment decreased slightly for the three and six months ended June 29, 2003, compared to the three and six months ended June 30, 2002, as a result of an increase in the number of insurance-covered prescriptions shipped as a percentage of overall prescriptions shipped. Prescriptions paid for by third-party insurance generally provide lower margins than equivalent cash prescriptions.

Cost of sales in our non-pharmaceutical segment was $17.5 million and $13.7 million for the three months ended June 29, 2003 and June 30, 2002, and $34.7 million and $26.4 million for the six months ended June 29, 2003 and June 30, 2002. We continue to improve product margins in the non-pharmaceutical segment through a more favorable mix of product sales that includes higher-margin items in specialty, seasonal, prestige beauty, and customized nutritional supplements.

Fulfillment and Order Processing

	Three Months Ended			Six Months Ended
	June 29, 2003	% Change	June 30, 2002	June 29, 2003	% Change	June 30, 2002
	($ in thousands)
Fulfillment and order processing	$7,065	9%	$6,497	$14,228	8%	$13,167
Percentage of net sales	12%		14%	12%		14%

Fulfillment and order processing expenses include expenses related to our distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid, credit card processing fees, and payroll and related expenses for personnel engaged in customer service, purchasing, distribution, and fulfillment activities, including warehouse personnel and pharmacists engaged in prescription verification activities. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center.

Fulfillment and order processing expenses decreased as a percentage of net sales for the three and six months ended June 29, 2003, compared to the three and six months ended June 30, 2002, primarily as a result of increased order volumes. This decrease is also the result of better utilization of variable labor hours in our distribution center, and a decrease in pharmaceutical sales through mail order versus local pickup at Rite Aid stores. We expect that fulfillment and order processing expenses as a percentage of sales in the third quarter of 2003 will be consistent with second quarter 2003 results.

Marketing and Sales

	Three Months Ended			Six Months Ended
	June 29, 2003	% Change	June 30, 2002	June 29, 2003	% Change	June 30, 2002
	($ in thousands)
Marketing and sales	$3,907	(49)%	$7,589	$7,752	(52)%	$16,305
Percentage of net sales	7%		16%	7%		18%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Of the sales and marketing expenses specified in the table above, expenses of $282,000 and $662,000 for the three and six months ended June 29, 2003, and $4.6 million and $9.1 million for the three and six months ended June 30, 2002, were related to our marketing agreements with Amazon.com.

The decrease in marketing and sales expense for the three and six months ended June 29, 2003 was attributable to a reduction in our obligations under high fixed-cost marketing arrangements and a shift toward lower cost pay-for-performance type arrangements. As a result of this shift, marketing and sales expense per new customer has decreased significantly to $18 and $17 for the three and six months ended June 29, 2003 from $37 and $40 for the three and six months ended June 30, 2002.

Technology and Content

	Three Months Ended			Six Months Ended
	June 29, 2003	% Change	June 30, 2002	June 29, 2003	% Change	June 30, 2002
	($ in thousands)
Technology and content	$2,325	(29)%	$3,280	$4,389	(36)%	$6,810
Percentage of net sales	4%		7%	4%		7%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web sites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and expenses related to our Web sites’ content and design.

Technology and content expense, as a percentage of net sales, decreased in the three and six months ended June 29, 2003, compared to the three and six months ended June 30, 2002. This decrease is primarily a result of lower depreciation expense for leased equipment that we no longer need, for which the lease term has expired, and which we have returned to the lessor. The year-over-year decrease is also the result of the capitalization of approximately $374,000 of payroll and related expenses during the six months ended June 29, 2003, pursuant to the Accounting Standards Executive Committee’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

General and Administrative

	Three Months Ended			Six Months Ended
	June 29, 2003	% Change	June 30, 2002	June 29, 2003	% Change	June 30, 2002
	($ in thousands)
General and administrative	$2,923	6%	$2,766	$5,644	(3)%	$5,801
Percentage of net sales	5%		6%	5%		6%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel expenses and other general corporate expenses.

General and administrative expenses increased for the three months ended June 29, 2003, compared to the three months ended June 30, 2002, primarily as a result of increased general and administrative costs resulting from our acquisition of CNS. General and administrative expenses decreased for the six months ended June 29, 2003, compared to the six months ended June 30, 2002, primarily due to a reduction in professional fees and depreciation expense, which was partially offset by the addition of general and administrative expenses for CNS.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	June 29, 2003	% Change	June 30, 2002	June 29, 2003	% Change	June 30, 2002
	($ in thousands)
Amortization of intangible assets	$343	(52)%	$716	$709	(50)%	$1,430

Amortization of intangible assets includes the amortization expense associated with the assets received in connection with agreements with Rite Aid and GNC, as well as assets acquired in connection with the purchase of Beauty.com, including domain names and trademarks, and our recent acquisition of CNS. Amortization decreased for the three and six months ended June 29, 2003, compared to the three and six months ended June 30, 2002, as several intangible assets became fully amortized early in 2003.

We expect amortization of intangible assets for the remainder of 2003 to be approximately $812,000. This increase in amortization expense is a result of the addition of intangible assets in connection with our acquisition of CNS.

Amortization of Stock-based Compensation

	Three Months Ended			Six Months Ended
	June 29, 2003	% Change	June 30, 2002	June 29, 2003	% Change	June 30, 2002
	($ in thousands)
Amortization of stock-based compensation	$119	(65)%	$340	$275	(75)%	$1,107

We record deferred stock-based compensation in connection with stock options granted to our employees. The deferred stock-based compensation amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. The amortization expense relates to options awarded to employees in all operating expense categories. We amortize such amounts to expense over the vesting periods of the applicable stock options, using the multiple option approach. Our amortization of stock-based compensation continues to decrease as a result of a decline in the number of grants to employees of options with exercise prices that are below market value on the date of grant. In addition, when employees leave drugstore.com before their options vest, such non-vested options, which were originally subject to deferred stock-based compensation treatment, are cancelled and we are no longer required to recognize stock compensation expense on these grants.

In January 2002, we recorded additional deferred stock-based compensation of approximately $1.1 million, in connection with the grant of options to purchase an aggregate of approximately 2.4 million shares of common stock at an exercise price below market value on the date of grant. This charge is being amortized over the vesting period of the options granted using the multiple-option approach.

Deferred stock-based compensation for stock options issued to our employees will be recognized as an expense, subject to continuing employment, for each of the next three fiscal years, when amortization of deferred stock compensation will be complete on all existing grants, as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2003	$164
2004	148
2005	36

Total	$348

Interest Income and Expense

	Three Months Ended			Six Months Ended
	June 29, 2003	% Change	June 30, 2002	June 29, 2003	% Change	June 30, 2002
	($ in thousands)
Interest income, net	$174	(55)%	$389	$378	(49)%	$740

Net interest income consists of earnings on our cash, cash equivalents and marketable securities, which is offset by interest expense associated with capital lease obligations. Net interest income decreased as a result of our decreasing cash, cash equivalents and marketable securities balances as well as decreases in interest rates. We expect net interest income to decrease during future fiscal quarters, as our average outstanding balance of cash, cash equivalents and marketable securities is reduced to fund our operations.

Cumulative Effect of Change in Accounting Principle

	Three Months Ended			Six Months Ended
	June 29, 2003	% Change	June 30, 2002	June 29, 2003	% Change	June 30, 2002
	($ in thousands)
Cumulative effect of change in accounting principle	—		—	—	(100)%	$(8,905)

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 on December 31, 2001, the beginning of our fiscal year 2002. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, which we completed by June 30, 2002, required us to test goodwill for impairment. When we found goodwill was impaired, we completed the second phase by December 31, 2002, in order to measure the impairment. We performed both phases of the impairment test during the second quarter of 2002. In order to perform the analysis, we identified our reporting units and assigned all Beauty.com goodwill to the prestige beauty reporting unit. A discounted cash flow analysis was performed to assess the fair market value of the reporting unit. Based on this analysis, we determined that impairment of the Beauty.com goodwill likely existed and completed the second phase of the test. Based upon our measurement of the impairment, we recorded an $8.9 million impairment loss associated with the Beauty.com goodwill as a cumulative effect of a change in accounting principle as of the beginning of fiscal year 2002, the date of adoption of the change in accounting principle.

Liquidity and Capital Resources

	June 29, 2003	Dec. 29, 2002
	(in thousands)
Cash & cash equivalents	$36,149	$47,784
Marketable securities	14,893	14,083

Total	$51,042	$61,867

We have incurred net losses of $660.2 million since inception. We have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $377.8 million.

Our principal source of liquidity is our cash, cash equivalents, and marketable securities. At June 29, 2003 and December 29, 2002, our cash and cash equivalents balance was $36.1 million and $47.8 million, and our marketable securities balance was $14.9 million and $14.1 million. Combined cash, cash equivalents and marketable securities were $51.0 million and $61.9 million at June 29, 2003 and December 29, 2002.

The following table summaries cash used in or provided by our operating, investing and financing activities:

	Six Months Ended
	June 29, 2003	June 30, 2002
	(in thousands)
Cash used in operating activities	$(9,086)	$(12,172)
Cash (used in) provided by investing activities	(3,328)	9,054
Cash provided by (used in) financing activities	779	(545)

Decrease in cash	$(11,635)	$(3,663)

Net cash used in operating activities was $9.1 million and $12.2 million for the six months ended June 29, 2003 and June 30, 2002. Net cash used in operating activities consisted primarily of net losses and investment in inventory, as well as changes in operating assets and liabilities, partially offset by non-cash expenses.

Net cash used in investing activities was $3.3 million for the six months ended June 29, 2003, and consisted primarily of net purchases of marketable securities, cash used in the acquisition of CNS and, to a lesser extent, the purchase of fixed assets. Net cash provided by investing activities was $9.1 million for the six months ended June 30, 2002, and consisted primarily of net sales of marketable securities, offset by the purchase of fixed assets.

Net cash provided by financing activities was $779,000 for the six months ended June 29, 2003, and consisted primarily of proceeds received from capital lease financing, proceeds from the exercise of stock options, and proceeds from the sale of stock through our employee stock purchase plan, offset by payments made under capital lease obligations. Net cash used in financing activities was $545,000 for the six months ended June 30, 2002, and consisted primarily of principal payments made under capital lease obligations, offset by cash received from the exercise of stock options and proceeds from the sale of stock through our employee stock purchase plan.

As of June 29, 2003, our principal commitments consist of obligations outstanding under capital and operating leases, including those assumed in our acquisition of CNS, our existing financing arrangement with Silicon Valley Bank, and our strategic marketing agreement with WellPoint, and are as follows:

	Remainder of 2003	2004	2005	Thereafter	Total
	(in thousands)
Capital leases	$533	$845	$175	$19	$1,572
Operating leases	1,397	2,797	1,280	—	5,474
Marketing agreement	200	350	150	—	700

	$2,130	$3,992	$1,605	$19	$7,746

We believe that our existing cash, cash equivalents and marketable securities as of June 29, 2003 are sufficient to fund our operations and capital requirements over the next several years. However, any projections of future cash needs and cash flows are subject to uncertainty. If current cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain credit facilities from lenders. We cannot be certain that additional financing will be available to us under acceptable terms when required, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents and marketable securities. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments do not pose a material risk to our company. Historically, and as of June 29, 2003, we have little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar, as our functional currency is the United States dollar. Historically, and as of June 29, 2003, we have not use derivative instruments or engaged in hedging activities.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 29, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flow.

For descriptions of our legal proceedings, see Note 7 of our condensed consolidated financial statements included in Part I, Item 1 of this quarterly report, as well as the section entitled “Legal Proceedings” in Part I, Item 3 of our annual report on Form 10-K/A for the fiscal year ended December 29, 2002.

Item 2. Changes in Securities and Use of Proceeds

On April 28, 2003, the Company acquired Custom Nutrition Services, or CNS, a privately held company that provides personalized nutrition services to consumers in the form of an online assessment of an individual’s specific nutritional supplement needs, and then delivers the personalized vitamins, minerals, herbs, and supplements in pharmaceutical grade, daily dose packages (CustomPaks™). CNS is the exclusive online distributor of CustomPaks™ for Dr. Andrew Weil at www.DrWeil.com, Dr. Barry Sears at www.zonediet.com, and The Pritikin Longevity Center at www.Pritikin.com. In connection with the acquisition, we issued 635,593 shares of our common stock with a fair value of $2.5 million, paid $1.5 million in cash, and assumed net liabilities of $1.8 million at the time of closing. The issuance of the shares of common stock as part of the consideration for the acquisition of CNS was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on June 12, 2003. The following matters were voted upon at the meeting:

Proposal 1: The following directors were elected:

Nominee	Votes for	Votes Withheld
Peter M. Neupert	47,438,906	1,168,884
Kal Raman	48,480,806	126,984
Jeffrey P. Bezos	48,484,490	123,300
L. John Doerr	48,097,161	510,629
Melinda French Gates	47,719,865	887,925
Dan Levitan	48,097,125	510,665
William D. Savoy	47,762,146	845,644
Gregory S. Stanger	48,481,654	126,136

Proposal 2: The ratification of the appointment of Ernst & Young LLP to serve as our independent auditors for the 2003 fiscal year was approved, with 48,538,695 votes for, 50,738 votes against and 18,358 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com’s Registration Statement on Form S-1, filed February 9, 2000 (Registration No. 333-96441)).

Exhibit 3.2	Amended and Restated Bylaws of drugstore.com, inc. dated April 23, 2003 com (incorporated by reference to Exhibit 3.2 to drugstore.com’s Annual Report on Form 10-K/A, filed April 28, 2003 (Registration No. 333-96441)).

Exhibit 31.1	Certification of Kal Raman, President & Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Robert A. Barton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Kal Raman, President & Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Robert A. Barton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 28, 2003, the Company filed a Form 8-K to file the press release reporting its financial results for the fiscal quarter ended March 30, 2003 and the script for the earnings call that followed the issuance of the press release.

On July 23, 2003, the Company filed a Form 8-K containing the financial results for the fiscal quarter ended June 29, 2003, with certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ ROBERT A. BARTON
Robert A. Barton Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date: August 13, 2003