Form 10-Q
period 2003-09-28
DRUGSTORE COM INC
filed 2003-11-12
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

or

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

As of November 3, 2003, the number of shares of the registrant’s common stock, par value $0.0001, outstanding was 70,381,772.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three months ended September 28, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 28, 2003	December 29, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,482	$47,784
Marketable securities	14,682	14,083
Accounts receivable, net	17,147	15,972
Inventories	7,114	4,988
Prepaid marketing expenses	2,303	2,609
Other current assets	2,845	2,857

Total current assets	78,573	88,293

Fixed assets, net	14,503	16,373
Intangible assets, net	8,248	5,036
Goodwill, net	8,627	5,694
Prepaid marketing expenses	10,878	12,595
Deposits and other assets	153	261

Total assets	$120,982	$128,252

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,229	$25,647
Accrued compensation	3,121	2,923
Accrued marketing expenses	2,210	3,070
Other current liabilities	2,504	1,499
Current portion of capital lease obligations	934	721

Total current liabilities	35,998	33,860

Capital lease obligations, less current portion	557	452
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in:

250,000,000 shares authorized, 70,314,232 and 68,387,327 shares issued and outstanding as of September 28, 2003 and December 29, 2002	750,166	744,620
Deferred stock-based compensation	(774)	(648)
Accumulated deficit	(664,965)	(650,032)

Total stockholders’ equity	84,427	93,940

Total liabilities and stockholders’ equity	$120,982	$128,252

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net sales	$59,843	$47,352	$175,150	$138,903
Costs and expenses:
Cost of sales	47,704	38,018	140,578	111,800
Fulfillment and order processing	7,091	6,633	21,319	19,800
Marketing and sales	4,718	3,582	12,470	19,887
Technology and content	1,928	2,516	6,317	9,326
General and administrative	2,688	2,884	8,332	8,685
Impairment and restructuring charges	—	—	—	2,450
Amortization of intangible assets	407	712	1,116	2,142
Amortization of stock-based compensation (1)	186	258	461	1,366

Total costs and expenses	64,722	54,603	190,593	175,456

Operating loss	(4,879)	(7,251)	(15,443)	(36,553)
Interest income, net	132	300	510	1,041

Loss before cumulative effect of change in accounting principle	(4,747)	(6,951)	(14,933)	(35,512)
Cumulative effect of change in accounting principle	—	—	—	(8,905)

Net loss	$(4,747)	$(6,951)	$(14,933)	$(44,417)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.07)	$(0.10)	$(0.22)	$(0.53)
Cumulative effect of change in accounting principle		—	—	(0.13)

	$(0.07)	$(0.10)	$(0.22)	$(0.66)

Weighted average shares outstanding used to compute basic and diluted net loss per share	69,989,525	68,130,576	69,289,706	67,588,023

(1)	Set forth below are the amounts of amortization of stock-based compensation that, if recorded by operating function, would be classified in the condensed consolidated statements of operations as follows:

Fulfillment and order processing	$26	$70	$105	$333
Marketing and sales	54	26	74	154
Technology and content	84	90	182	484
General and administrative	22	72	100	395

Total	$186	$258	$461	$1,366

See accompanying notes to condensed consolidated financial statements.

DRUGSTOR E.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 28, 2003	September 29, 2002
Operating Activities:
Net loss	$(14,933)	$(44,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	4,784	6,797
Amortization of marketing and sales agreements	1,717	9,247
Impairment and restructuring charges	—	2,450
Loss on disposal of fixed assets	44	—
Amortization of intangible assets	1,116	2,142
Amortization of stock-based compensation	461	1,366
Cumulative effect of change in accounting principle	—	8,905
Changes in:
Accounts receivable	(1,218)	(4,442)
Inventories	(1,467)	1,752
Prepaid marketing expenses	306	132
Other current assets	122	(1,487)
Accounts payable and accrued expenses	(1,323)	2,675
Other	106	(178)

Net cash used in operating activities	(10,286)	(15,058)

Investing Activities:
Purchases of marketable securities	(45,999)	(47,094)
Sales of marketable securities	45,400	61,268
Business acquisition, net of cash received	(1,365)	—
Purchase of fixed assets, net of disposals	(2,470)	(823)

Net cash (used in) provided by investing activities	(4,434)	13,351

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,637	588
Proceeds from asset financing	615	—
Principal payments on capital lease obligations	(834)	(1,359)

Net cash provided by (used in) financing activities	1,418	(771)

Net decrease in cash and cash equivalents	(13,302)	(2,478)
Cash and cash equivalents at beginning of period	47,784	39,518

Cash and cash equivalents at end of period	$34,482	$37,040

Supplemental Cash Flow Information:
Cash paid for interest	$83	$122
Issuance of common stock in exchange for patent	$797	—
Issuance of common stock in connection with business acquisition	$2,526	—

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business

drugstore.com, inc., together with its subsidiaries (collectively, the Company or drugstore.com), is an online drugstore and information site that sells health, beauty, wellness, and pharmacy products. The Company also sells prestige beauty products through its wholly owned subsidiary, Beauty.com, Inc., and sexual well-being products through its Web site at www.sexualwellbeing.com. As of April 28, 2003, the Company began selling customized nutritional supplement programs through its wholly owned subsidiary, Custom Nutrition Services, Inc., which the Company acquired on that date. The Company was incorporated on April 2, 1998, and launched its Web store and commenced commercial operations on February 24, 1999. All customer orders are processed through the Company’s Web store or via telephone through the Company’s toll-free telephone number, 1-800-drugstore. The Company operates its own distribution center that provides distribution capabilities for all of its pharmaceutical and non-pharmaceutical orders delivered by mail. Under the terms of an agreement with Rite Aid Corporation (Rite Aid), customers are also able to order refills of existing drugstore.com and Rite Aid prescriptions through the drugstore.com™ pharmacy for pickup at any Rite Aid store.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, these financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. In addition, the accompanying balance sheet data at December 29, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2002.

The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Inventories

Inventories, which consist solely of finished goods, are stated at the lower of cost (using the weighted average cost method) or market and are offset by reserves for shrinkage and slow moving, damaged and expired inventory. The Company currently purchases the majority of its non-pharmaceutical inventory directly from manufacturers. Through its agreement with Rite Aid, the Company is required to purchase all pharmaceutical inventory from Rite Aid unless it is able to obtain better overall terms from another vendor.

Web site development costs

The Company capitalizes Web site development costs incurred in connection with the periodic upgrades and enhancements to its Web site in accordance with Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Website Development Costs (EITF 00-2). These costs are amortized using the straight-line method over their related estimated useful lives.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Comprehensive loss

Comprehensive loss is the same as net loss in all periods presented.

3. Business Acquisitions

Acquisition of Acumins, Inc.

On August 12, 2003, the Company entered into a stock purchase agreement with Acumins, Inc. (Acumins) pursuant to which the Company acquired all of the issued and outstanding shares of Acumins common stock. The Company also acquired all of Acumins’ existing assets and liabilities, including a patent for diagnosis and interpretation methods and apparatus for a personal nutrition program. No other assets or liabilities of significant value resulted from the acquisition. In connection with the acquisition, the Company issued 100,000 shares of its common stock having an aggregate fair value of $496,000. The fair value was determined using a five-day average of the closing prices of the Company’s common stock on the two days prior to, the day of, and the two days following the date of the announcement of the acquisition. The Company has accounted for this acquisition as an addition to intangible patents, and will be amortizing the patent over its useful life.

Acquisition of Custom Nutrition Services

On April 28, 2003, the Company acquired Concept Development, LLC, conducting business under the name Custom Nutrition Services (CNS), a privately held company. CNS provides personalized nutrition services to consumers in the form of an online assessment of an individual’s specific nutritional supplement needs, and then delivers the personalized vitamins, minerals, herbs, and supplements in pharmaceutical-grade, daily dose packages (CustomPaks™). CNS is the exclusive online distributor of CustomPaks™ for Dr. Andrew Weil at www.DrWeil.com, Dr. Barry Sears at www.zonediet.com, and The Pritikin Longevity Center at www.Pritikin.com.

In accordance with the requirements of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), the Company accounted for this acquisition using the purchase method of accounting. Results of CNS’s operations are included in the consolidated statement of operations of the Company beginning April 28, 2003. Under the terms of the acquisition agreement, the Company acquired CNS for a base purchase price of $4.35 million, comprised of a combination of equity and cash, as well as an assumption of an additional $1.8 million in net liabilities, for a total of $6.4 million. The agreement also provides for the payment by the Company of additional purchase consideration (an earn-out) of up to $10 million, payable over three years from the date of the acquisition, based on the future attainment of specific performance targets by the CNS business. To date, no amounts have been paid to the sellers of the CNS business under the earn-out provisions applicable to the transaction.

In connection with the acquisition of CNS, and as part of the base purchase price, the Company issued 635,593 shares of its common stock having an aggregate fair value of $2.5 million, which was determined using the six-day average of the closing prices of the Company’s common stock on the two days prior to, the day of, and the three days following the Company’s April 29, 2003 announcement of the acquisition. These shares are being held in escrow pending expiration of a contingency period applicable to the transaction, which expires on April 28, 2004. To date, the Company has incurred total acquisition costs related to this transaction of $4.35 million, which include the following (amounts in thousands):

Fair value of common stock issued	$2,526
Cash paid at closing	1,475
Other transaction costs	349

Total acquisition costs capitalized	$4,350

The Company engaged a third-party appraiser to assist management in performing a valuation of intangible assets acquired in the transaction and to assist in the allocation of the purchase price. Based on the results of this valuation, the Company has allocated a total of $3.3 million to intangible assets, which consists of $3.2 million in contract-based intangibles and $130,000 for a technology-based intangible asset. The identifiable intangible assets have been recorded with useful lives that range from four to five years. The excess of capitalizable costs over the fair values of all identifiable assets acquired amounts to $2.9 million of goodwill as of September 28, 2003.

Amounts included in other transaction costs include severance paid to CNS employees who were not offered continuing employment by the Company following the acquisition, legal, accounting and other professional fees, and contract and lease buyouts on assets that will no longer be utilized for the operation of the business. During the quarter ended September 28, 2003, goodwill was decreased by $171,000 based primarily on the favorable settlement of CNS lease liabilities. As of September 28, 2003, the Company expects to recover 45,000 shares of common stock from the CNS escrow based on the settlement of liabilities relating to the Acumins acquisition, and further adjustments to the CNS-related goodwill are possible, based upon the resolution of certain remaining liabilities from existing CNS contracts. Any such further costs will increase the value of goodwill that is identified on the face of the Company’s condensed consolidated balance sheet.

The following table presents the amounts assigned to each major asset and liability category of the Company’s condensed consolidated balance sheet as a result of this acquisition, as of September 28, 2003:

Current assets	$856
Fixed assets, Web site development costs and other	746
CNS contract and technology assets	3,330
Goodwill	2,933
Liabilities, net	(3,515)

Net assets acquired	$4,350

4. Intangible Assets and Goodwill

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on December 31, 2001, the beginning of our fiscal year 2002. Under SFAS 142, companies are required to regularly test intangible assets for impairment and, if impairment is indicated, to measure and record such impairment. For the three-month period ended September 28, 2003, no indicators of impairment were noted in relation to the Company’s intangible assets. Net intangible assets consist of the following:

	September 28, 2003	December 29, 2002
	(in thousands)
Intangible assets:
Vendor agreement	$12,265	$12,265
CNS contract and technology assets	3,330	—
Technology license, domain names, patents and other	7,691	6,695

Total intangible assets	$23,286	18,960
Less accumulated amortization	(15,038)	(13,924)

Net intangible assets	$8,248	$5,036

Goodwill, net	$8,627	$5,694

5. Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase or contingently issuable pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share because they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(in thousands, except share and per share data)
Loss before cumulative effect of change in accounting principle	$(4,747)	$(6,951)	$(14,933)	$(35,512)
Cumulative effect of change in accounting principle	—	—	—	(8,905)

Net loss	$(4,747)	$(6,951)	$(14,933)	$(44,417)

Weighted average shares outstanding	69,989,525	68,130,576	68,289,706	67,647,542
Less weighted average shares subject to repurchase or contingently issuable pursuant to contract terms	—	—	—	(59,519)

Shares used in computation of basic and diluted net loss per share	69,989,525	68,130,576	68,289,706	67,588,023

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.07)	$(0.10)	$(0.22)	$(0.53)
Cumulative effect of change in accounting principle	—	—	—	(0.13)

Basic and diluted net loss per share	$(0.07)	$(0.10)	$(0.22)	$(0.66)

As of September 28, 2003 and September 29, 2002, stock options and warrants outstanding to acquire 15,591,995 and 14,341,178 common shares, respectively, were excluded from the computation of diluted net loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

6. Capital

The following table sets forth the changes in the Company’s capital accounts for the periods indicated:

($ and shares in thousands)	Shares	Paid in Capital	Accumulated Deficit	Deferred Stock-Based Compensation	Total Shareholder’s Equity
December 29, 2002	68,387	$744,620	$(650,032)	$(648)	$93,940

Net Loss	—	—	(5,635)	—	(5,635)
Employee Stock Compensation	292	295	—	—	295
Deferred Stock-Based Amortization	—	—	—	176	176

March 30, 2003	68,679	744,915	(655,667)	(472)	88,776

Net Loss	—	—	(4,551)	—	(4,551)
Stock Options Exercised	296	395	—	—	395
Deferred Stock-Based Amortization	—	—	—	124	124
Business Acquisitions (1)	713	2,828	—	—	2,828

June 29, 2003	69,688	748,163	(660,218)	(348)	87,572

Net Loss	—	—	(4,747)	—	(4,747)
Employee Stock Compensation	526	893	—	—	893
Deferred Stock-Based Compensation	—	639	—	(538)	101
Deferred Stock-Based Amortization	—	—	—	112	112
Business Acquisitions (2)	100	496	—	—	496

September 28, 2003	70,314	$750,166	$(664,965)	$(774)	$84,427

(1)	In March 2003, the Company signed a five year contract with NCR Corporation (NCR) pursuant to which the Company obtained the right to use certain of NCR’s patents related to methods and apparatus for providing online sales. Total consideration payable was $500,000, which included $200,000 in cash and the issuance in April 2003 of 77,439 shares of the Company’s common stock having an aggregate fair value of $300,000. On April 28, 2003, in connection with the acquisition of CNS, the Company issued 635,593 shares of its common stock having an aggregate fair value of $2.5 million.

(2)	On August 12, 2003, the Company entered into a stock purchase agreement with Acumins, Inc., whereby the Company acquired all of the issued and outstanding shares of Acumins stock in exchange for 100,000 shares of the Company’s common stock having an aggregate fair value of $496,000. See Note 3 for details.

7. Strategic Agreements

Amazon.com

In August 1998, the Company entered into a ten-year technology and licensing agreement with Amazon.com, Inc. (Amazon.com). In connection with that agreement, the Company received technology rights that provide for the license of substantially all of Amazon.com’s existing and future technology that may be developed through August 2008. These technology rights are reciprocal to Amazon.com. The Company has also entered into successive marketing agreements with Amazon.com since the Company’s launch. The most recent marketing relationship allows drugstore.com to maintain a non-exclusive presence on the Amazon.com Web site through March 2004.

Rite Aid

In June 1999, the Company entered into a strategic relationship with Rite Aid relating to pharmaceutical products. The key features of this relationship are as follows:

•	All customer orders are processed through the Company’s Web store or the RiteAid.com Web site and can either be shipped to the customer from the Company’s distribution center or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, picked up by the customer at any Rite Aid store in the United States. In the three- and nine-month periods ended September 28, 2003, 35% and 36%, respectively, of the Company’s net sales were generated through its agreement with Rite Aid. In the three- and nine-month periods ended September 29, 2002, 37% and 35%, respectively, of the Company’s net sales were generated through this agreement.

•	The Company is obligated to purchase all of its pharmaceutical inventory from Rite Aid unless the Company is able to obtain better overall terms from another vendor. Currently, the Company purchases all of its pharmaceutical inventory from Rite Aid, leveraging its volume requirements to obtain favorable pricing and credit terms.

•	The agreement with Rite Aid also provides for the licensing by Rite Aid to drugstore.com of certain of Rite Aid’s information technology systems and the integration of the information technology and pharmacy systems of the two companies. The Company currently uses these systems to process pharmaceutical orders through its distribution center.

•	The Company receives the benefit of access to Rite Aid’s relationships with insurance and pharmacy benefit management (PBM) companies. This access provides the opportunity to meet the needs of more customers because of the availability of insurance coverage to those customers.

•	The Company gains access to Rite Aid customers through the RiteAid.com Web site, which is powered by the drugstore.com Web site.

As of September 28, 2003, the Company reported on its balance sheet an accounts payable balance of $20.4 million due to Rite Aid for inventory and other product costs and fees payable to Rite Aid. The liability balance is associated with products for which the Company has already recognized revenue and related costs. The agreement with Rite Aid terminates in 2009.

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

In March 2003, the Company and WellPoint again amended the agreement. Total cash payments due to WellPoint under the agreement were reduced by nearly $1.1 million to $2.9 million for the term of the agreement. As of September 28, 2003, $600,000 remains payable to Wellpoint through June 2005.

8. Stock Options

The following table summarizes activity under the Company’s stock option plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 29, 2002	8,376,856	13,500,098	$6.60
Additional options authorized	3,419,516	—	—
Options granted	(4,118,825)	4,118,825	$3.42
Options exercised	—	(1,057,949)	$1.44
Options cancelled	1,468,979	(1,468,979)	$4.29

Outstanding at September 28, 2003	9,146,526	15,091,995	$6.32

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

As of September 28, 2003, 8,636,610 of the Company’s total options outstanding were exercisable, with a weighted-average exercise price of $5.94 per share.

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

Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option is lower than the fair value for financial reporting purposes of the underlying common stock. The Company recorded aggregate deferred stock-based compensation of $639,000 and $1.1 million for the nine-month periods ended September 28, 2003 and September 29, 2002, which is being amortized over the vesting period of the options using the multiple-option approach. Total amortization of stock-based compensation recognized was $186,000 and $461,000 for the three- and nine-month periods ended September 28, 2003, from $258,000 and $1.4 million for the three- and nine-month periods ended September 29, 2002. Deferred stock based compensation reversed as a result of employee terminations was $27,000 and $52,000 for the three- and nine-month periods ended September 28, 2003, from $49,000 and $286,000 for the three- and nine-month periods ended September 29, 2002.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which has been amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the EITF consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

If the stock-based compensation for the Company’s 1998 Stock Plan had been determined based on the fair value method of SFAS 123, the Company’s net loss would have been adjusted to the following pro forma amounts for the periods ended September 28, 2003 and September 29, 2002:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	($ in thousands except per share amounts)
Net loss, as reported	$(4,747)	$(6,951)	$(14,933)	$(44,417)
Add: Stock-based compensation, as reported	186	258	461	1,366
Deduct: Total stock-based compensation determined under fair value based method for all awards	(2,596)	(2,748)	(8,698)	(8,897)

Adjusted net loss, fair value method for all stock-based award	$(7,157)	$(9,441)	$(23,170)	$(51,948)

Basic and diluted net loss per share - as reported	$(0.07)	$(0.10)	$(0.22)	$(0.66)

Basic and diluted net loss per share - pro forma	$(0.10)	$(0.14)	$(0.33)	$(0.77)

Weighted-average fair value, per share, of options granted at fair market value	$3.39	$2.01	$2.45	$2.24
Weighted-average fair value, per share, of options granted below fair market value	—	—	$2.50	$1.95

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option granted during the respective periods indicated:

	Three Months Ended
	September 28, 2003	September 29, 2002
Risk-free interest rate	2.19%	4.17%
Expected life	3 years	3 years
Volatility	118%	133%

9. Commitments and Contingencies

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. In 2003, the Company approved a Memorandum of Understanding (MOU) and related agreements, which set forth the terms of a settlement between the Company and its directors and offices and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately three hundred companies who are part of the consolidated case against the Company, the negotiation of a settlement agreement, and approval by the Court. The Company cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

State Sales Tax Claims. In early 2002, the Company received an Arbitrary Assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based upon its best estimate of sales revenue numbers during those periods. In December 2002, the Company received a Revised Assessment from the State of New Jersey based upon sales revenue numbers provided by the Company. In March 2003, the Company filed an appeal of the Revised Assessment with the Tax Court of New Jersey, based on the fact that the State of New Jersey is pursuing its claim specifically against one of the Company’s consolidated subsidiaries that is not the retailing entity in that state. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements with respect to the sales tax alleged to be due. The Company believes that the ultimate resolution of this sales tax assessment will not have a material adverse effect on its financial position or operating results.

Other. From time to time, the Company also is subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business prospects, financial condition or operating results.

10. Segment Information

During fiscal year 2002, the Company organized its operations into two operating segments, pharmaceutical and non-pharmaceutical, in order to better manage the unique aspects of the pharmacy operations and to maximize the contributions of each segment to the Company’s overall business goals. The pharmaceutical segment is comprised of the sales and certain direct and allocated costs of selling pharmaceuticals in the Company’s Web store. The non-pharmaceutical segment is comprised of the sales and certain direct and allocated costs of selling health, beauty and wellness products in the Company’s Web store, as well as net sales of consignment products. As of April 28, 2003, the non-pharmaceutical segment also includes the sales and related costs of selling customized nutritional supplement programs through CNS. The Company does not allocate assets to its reportable segments, as assets are generally not specifically attributable to its reporting segments. The information presented below for these segments is information used by the Company’s chief operating decision maker (the Company’s chief executive officer) in evaluating the Company’s operating performance.

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(in thousands)
Pharmaceutical:
Net sales	$34,067	$29,105	$99,973	$83,387
Cost of sales	29,897	25,567	88,038	72,920
Fulfillment and order processing (1)	2,143	2,180	6,631	6,574

Contribution margin (2)	$2,027	$1,358	$5,304	$3,893

Non-pharmaceutical:
Net sales	$25,776	$18,247	$75,177	$55,516
Cost of sales	17,807	12,451	52,540	38,880
Fulfillment and order processing (1)	2,074	1,817	6,543	5,627

Contribution margin (2)	$5,895	$3,979	$16,094	$11,009

Consolidated:
Net sales	$59,843	$47,352	$175,150	$138,903
Cost of sales	47,704	38,018	140,578	111,800
Fulfillment and order processing (1)	4,217	3,997	13,174	12,201

Contribution margin (2)	$7,922	$5,337	$21,398	$14,902

(1)	These amounts exclude depreciation and fixed overhead costs, which are not discernable by business segment.
(2)	Contribution margin is calculated as net sales less the related costs of these sales and the incremental (variable) fulfillment and order processing costs of delivering orders to the Company’s customers.

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(in thousands)
Consolidated contribution margin for reportable segments	$7,922	$5,337	$21,398	$14,902
Less:
Fulfillment and order processing (1)	2,874	2,636	8,145	7,599
Marketing and sales	4,718	3,582	12,470	19,887
Technology and content	1,928	2,516	6,317	9,326
General and administrative	2,688	2,884	8,332	8,685
Impairment and restructuring charge	—	—	—	2,450
Amortization of intangible assets	407	712	1,116	2,142
Amortization of stock-based compensation	186	258	461	1,366

Operating loss	$(4,879)	$(7,251)	$(15,443)	$(36,553)

(1)	These amounts include the remaining fixed costs of fulfillment and order processing, which are not discernable by business segment.

11. Subsequent Event

On November 2, 2003, the Company signed a definitive agreement to acquire privately held International Vision Direct Corporation, a Delaware company (IVD). IVD provides contact lenses and vision accessories from leading name manufacturers, including Bausch & Lomb, Inc., CIBA Vision, Johnson & Johnson, OSI/American Hydron, and others through its Web sites at www.visiondirect.com, www.onestopcontacts.com, www.lensmart.com, and www.paylesscontacts.com. Under the terms of the agreement, the Company will acquire all of the outstanding shares of IVD in exchange for 6.8 million shares of the Company’s common stock and $10 million in cash. The transaction is subject to expiration or termination of the waiting period mandated by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

Words such as “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “plan,” “continue,” “should,” and “potential,” and similar expressions, are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that the statement is not forward-looking. Forward-looking statements are based on current expectations, involve known and unknown risks and uncertainties and are based on assumptions, all of which could cause actual performance to differ materially from those contained or implied in the forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, consumer spending and the stock market, changes affecting the Internet, online retailing and advertising, our limited operating history, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, potential systems interruptions, possible governmental regulation, and our ability to manage a rapidly growing business. Additional information regarding factors that potentially could affect our business, financial condition and operating results are provided under the heading “Factors that May Affect Our Business” in Part I, Item 1 of our annual report on Form 10-K/A for the fiscal year ended December 29, 2002, previously filed with the Securities and Exchange Commission, or SEC.

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

Overview

drugstore.com, inc. is “Your Health & Beauty Superstore” and the leading online health, beauty, wellness, personal care, and pharmacy solution in the world. Located on the World Wide Web at www.drugstore.com, the drugstore.com™ Web store sells health, beauty, wellness, and pharmacy products. We also sell prestige beauty products through Beauty.com, Inc., an online retailer that we acquired in February 2000 (located at www.beauty.com), and we sell sexual well-being products through our Web site located at www.sexualwellbeing.com (an internet domain name that we acquired in January 2003). As of April 28, 2003, we also sell customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc., or CNS, which we acquired on that date. We were incorporated in April 1998, commercially launched our Web site on February 24, 1999, and completed our initial public offering in July 1999. As of September 28, 2003, we have sold our products to approximately 3.9 million customers worldwide.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information, see Note 1 of our consolidated financial statements, “The Company and Summary of Significant Accounting Policies,” in Part II, Item 8 of our annual report on Form 10-K/A for the fiscal year ended December 29, 2002. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions for a number of reasons, including the factors described in the section entitled “Factors that May Affect Our Business” in Part I, Item 1 of our annual report on Form 10-K/A for the fiscal year ended December 29, 2002.

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

Revenues from sales of certain pharmaceutical products ordered through our Web store to be picked up at a Rite Aid store are recognized when the customer picks up the product. In these circumstances, we utilize Rite Aid as a fulfillment partner. According to the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record these revenues from the Rite Aid local pick-up arrangement on a gross basis, because we believe we act as a principal. Our belief is based on the fact that, among other things, we bear both credit risk and inventory risk with respect to those products.

We also recognize revenue from our consignment arrangement with General Nutrition Companies, Inc., or GNC. According to the criteria provided in EITF 99-19, consignment service fees from GNC are recorded on a net basis upon shipment to our customer, based on the fact that we do not take title to the inventory and cannot establish pricing.

Additionally, revenues from the sale of certain advertising services performed for the benefit of our vendors are recorded in net revenue, in accordance with the criteria outlined in EITF Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, or EITF 02-16. These revenues are earned from services that include the development of Web pages or “brand stores” within our Web site that are devoted to various vendors’ products and the inclusion of vendors’ products in advertising flyers. Volume purchase and performance allowances that are received from our vendors are recorded as a reduction to our cost of sales.

Periodically we provide incentive offers to our customers to encourage purchases. Such offers include discounts off specific current purchases, which we refer to as Diamond Deals™, offers for future rebates based on a percentage of the current purchase, which we refer to as drugstore.com Dollars™, and other discount offers. Diamond Deals™, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in net sales. drugstore.com Dollars™ and other rebates we offer are treated as a reduction to sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers. If actual redemption rates were to be higher than our estimates, this could result in corresponding reductions to our recognized revenue. Free shipping is another incentive we offer to our customers on nonprescription orders of $49 or more. We record the cost of this shipping in cost of sales, with no related shipping revenue from the free shipment recorded in net sales.

Results of Operations

We have incurred net losses of $664.9 million since inception. We believe that we will continue to incur net losses for at least the next year, and possibly longer. In view of our limited operating history and the rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. It is likely that our operating results may fall below the expectations of securities analysts and investors in some future quarter or quarters. In this event, the trading price of our common stock may fall significantly.

Net Sales

	Three Months Ended			Nine Months Ended
	September 28, 2003	% Change	September 29, 2002	September 28, 2003	% Change	September 29, 2002
	($ in thousands)
Net sales	$59,843	26%	$47,352	$175,150	26%	$138,903
New customers	210,000	7%	196,000	665,000	9%	608,000
Orders from repeat customers as a percentage of total orders	73%		72%	72%		70%
% of net sales from pharmaceutical products	56.9%		61.5%	57.1%		60.0%

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for product returns. Net sales also includes revenues from advertising service contracts with vendors, pursuant to which we provide Web page(s) on our Web site that showcase a particular vendor’s products or include information regarding a vendor’s products in an advertising flyer that is mailed to current or potential customers. We routinely offer coupons and other discounts as incentives to attract and retain customers. In addition, if a customer is not satisfied with a particular product or the level of customer service we provide, we generally refund all or a portion of the sale. Allowances for refunds and sales price incentives, including discounts and coupons, are netted against the related sale. Sales returns and allowances for the three- and nine-month periods ended September 28, 2003, were less than 1% of net sales. In the future, we may expand or increase the coupons and other discounts we offer to our customers.

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

The growth in net sales for the three- and nine-month periods ended September 28, 2003, compared to the three- and nine-month periods ended September 29, 2002, is primarily attributable to continued increases in order volume and net sales per order, as well as the result of net sales added due to our acquisition of CNS. The increase in total orders processed is primarily attributable to our growing active customer base. The number of orders processed grew to 784,000 and 2.4 million for the three- and nine-month periods ended September 28, 2003, from 688,000 and 2.0 million for the three- and nine-month periods ended September 29, 2002, representing order growth of 14% and 16% year over year. Our total number of unique customers since inception increased to 3.9 million at September 28, 2003, compared to 3.0 million at September 29, 2002. Repeat orders, as well as the percentage of orders from repeat customers, increased as we continue to focus our marketing efforts on our retention and loyalty programs, utilizing programs such as Diamond Deals™, drugstore.com Dollars™, and Everyday Free Shipping on nonprescription orders of $49 or more. Net sales per order increased to $76 and $74 for the three- and nine-month periods ended September 28, 2003, from $69 and $68 for the three- and nine-month periods ended September 29, 2002. For the fourth quarter of 2003, we anticipate net sales of approximately $65 to $70 million.

Our net sales in the pharmaceutical segment were $34.1 million and $100.0 million for the three- and nine-month periods ended September 28, 2003 from $29.1 million and $83.4 million for the three- and nine-month periods ended September 29, 2002. Net sales from pharmaceutical products represented 57% of total net sales for both the three- and nine-month periods ended September 28, 2003, and grew by 17% and 20% over the totals for the comparable periods in the prior year, primarily due to the continued success of the Rite Aid.com Web site, which is powered by the drugstore.com Web site. Revenue generated from pharmaceutical products through the Rite Aid channel represented 35% and 36% of total revenue for the three- and nine-month periods ended September 28, 2003, from 37% and 35%, of total revenue for the three- and nine-month periods ended September 29, 2002.

Our net sales in the non-pharmaceutical segment were $25.8 million and $75.2 million for the three- and nine-month periods ended September 28, 2003, from $18.2 million and $55.6 million for the three- and nine-month periods ended September 29, 2002. Revenue generated from non-pharmaceutical products for the three- and nine-month periods ended September 28, 2003 grew 41% and 35% over the three- and nine-month periods ended September 29, 2002. The growth in the non-pharmaceutical segment is attributable primarily to increases in order volume and net sales per order, as well as the result of net sales added due to our acquisition of CNS.

Cost of Sales

	Three Months Ended			Nine Months Ended
	September 28, 2003	% Change	September 29, 2002	September 28, 2003	% Change	September 29, 2002
	($ in thousands)
Cost of sales	$47,704	25%	$38,018	$140,578	26%	$111,800
Percentage of net sales	79.7%		80.3%	80.3%		80.5%

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage, damage, slow movement and expiration of inventory, as well as outbound and inbound shipping costs. Additionally, expenses related to promotional inventory included in shipments to customers are included in cost of sales. Allowances that we receive from vendors in connection with joint merchandising activities (such as the adjustment of the selling price of an item), net of related costs, are recorded as a reduction of cost of sales in the period in which such merchandising activities take place.

Cost of sales as a percentage of net sales has improved 60 basis points and 20 basis points during the three- and nine-month periods ended September 28, 2003, compared to the three- and nine-month periods ended September 29, 2002.

Cost of sales in our pharmaceutical segment were $29.9 million and $88.0 million for the three- and nine-month periods ended September 28, 2003, from $25.6 million and $73.0 million for the three- and nine-month periods ended September 29, 2002. Our gross margins in the pharmaceutical segment were relatively flat for the three-month period ended September 28, 2003, compared to the three-month period ended September 29, 2002. For the nine-month period ended September 28, 2003, compared to the nine-month period ended September 29, 2002, our gross margins in the pharmaceutical segment have declined slightly as a result of a higher proportion of insurance-covered prescriptions shipped as a percentage of overall prescriptions shipped. Prescriptions paid for by third parties (insurance prescriptions) generally provide lower margins than equivalent cash prescriptions.

Cost of sales in our non-pharmaceutical segment was $17.8 million and $52.5 million for the three- and nine-month periods ended September 28, 2003, from $12.5 million and $38.9 million for the three- and nine-month periods ended September 29, 2002. We have continued to improve product margins in the non-pharmaceutical segment through a more favorable mix of product sales that includes higher-margin items in specialty, seasonal, prestige beauty, and customized nutritional supplements.

Fulfillment and Order Processing

	Three Months Ended			Nine Months Ended
	September 28, 2003	% Change	September 29, 2002	September 28, 2003	% Change	September 29, 2002
	($ in thousands)
Fulfillment and order processing	$7,091	7%	$6,633	$21,319	8%	$19,800
Percentage of net sales	11.8%		14.0%	12.2%		14.3%

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

Fulfillment and order processing expenses decreased as a percentage of net sales for the three- and nine-month periods ended September 28, 2003, compared to the three- and nine-month periods ended September 29, 2002, primarily as a result of increased order volumes. We expect that fulfillment and order processing expenses will be approximately 11% of sales in the fourth quarter of 2003.

Marketing and Sales

	Three Months Ended			Nine Months Ended
	September 28, 2003	% Change	September 29, 2002	September 28, 2003	% Change	September 29, 2002
	($ in thousands)
Marketing and sales	$4,718	32%	$3,582	$12,470	(37)%	$19,887
Percentage of net sales	7.9%		7.6%	7.1%		14.3%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures, royalty commissions and payroll and related expenses for personnel engaged in marketing and merchandising activities. Of the sales and marketing expenses specified in the table above, expenses of $178,000 and $839,000 for the three- and nine-month periods ended September 28, 2003, from $361,000 and $9.5 million for the three- and nine-month periods ended September 29, 2002, were related to our marketing agreements with Amazon.com.

The increase in marketing and sales expense for the three-month period ended September 28, 2003, compared to the three-month period ended September 29, 2002, was attributable to an increase in customer acquisition volume and costs of testing marketing alternatives specifically associated with the newly acquired CNS business. The decrease in marketing and sales expense for the nine-month period ended September 28, 2003, compared to the nine-month period ended September 29, 2002, was attributable to a reduction in our obligations under high fixed-cost marketing arrangements and a shift toward lower cost pay-for-performance type arrangements. Marketing and sales expense per new customer increased to $22 for the three-month period ended September 28, 2003, compared to $18 for the three-month period ended September 29, 2002, as a result of the marketing spend associated with CNS noted above. For the nine-month period ended September 28, 2003, compared to the nine-month period ended September 29, 2002, marketing and sales expense per new customer declined by nearly $14 to $19.

Technology and Content

	Three Months Ended			Nine Months Ended
	September 28, 2003	% Change	September 29, 2002	September 28, 2003	% Change	September 29, 2002
	($ in thousands)
Technology and content	$1,928	(23)%	$2,516	$6,317	(32)%	$9,326
Percentage of net sales	3.2%		5.3%	3.6%		6.7%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web sites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and expenses related to our Web sites’ content and design.

Technology and content expense, as a percentage of net sales, decreased in the three- and nine-month periods ended September 28, 2003, compared to the three- and nine-month periods ended September 29, 2002. This decrease was primarily a result of lower depreciation expense associated with retired equipment. The year-over-year decrease was also the result of the capitalization of approximately $440,000 of payroll and related expenses during the nine-month period ended September 28, 2003, pursuant to the Accounting Standards Executive Committee’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 28, 2003	% Change	September 29, 2002	September 28, 2003	% Change	September 29, 2002
	($ in thousands)
General and administrative	$2,688	(7)%	$2,884	$8,332	(4)%	$8,685
Percentage of net sales	4.5%		6.0%	4.8%		6.3%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel expenses and other general corporate expenses.

General and administrative expenses decreased for the three- and nine-month periods ended September 28, 2003, compared to the three- and nine-month periods ended September 29, 2002, due to a decrease in personnel costs and legal and office administration expenses.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	September 28, 2003	% Change	September 29, 2002	September 28, 2003	% Change	September 29, 2002
	($ in thousands)
Amortization of intangible assets	$407	(43)%	$712	$1,116	(48)%	$2,142

Amortization of intangible assets includes the amortization expense associated with the assets received in connection with agreements with Rite Aid and GNC, as well as assets acquired in connection with the purchase of Beauty.com, including domain names and trademarks, and our acquisition of CNS. Amortization decreased for the three- and nine-month periods ended September 28, 2003, compared to the three- and nine-month periods ended September 29, 2002, as the Beauty.com intangible assets became fully amortized early in 2003.

Amortization of Stock-based Compensation

	Three Months Ended			Nine Months Ended
	September 28, 2003	% Change	September 29, 2002	September 28, 2003	% Change	September 29, 2002
	($ in thousands)
Amortization of stock-based compensation	$186	(28)%	$258	$461	(66)%	$1,366

We record deferred stock-based compensation in connection with stock options granted to our employees where option grants are provided below market at issuance. The deferred stock-based compensation amounts represent the difference between the exercise price of stock option grants and the market value of our common stock at the time of such grants. We amortize such amounts to expense over the vesting periods of the applicable stock options, using the multiple option approach. Our amortization of stock-based compensation continues to decrease as a result of a decline in the number of grants to employees of options with exercise prices that are below market value on the date of grant. In addition, when employees leave drugstore.com before their options vest, such non-vested options, which were originally subject to deferred stock-based compensation treatment, are cancelled and we are no longer required to recognize stock compensation expense on these grants. The amortization expense reported relates to options awarded to employees in all operating expense categories.

In January 2002, we recorded deferred stock-based compensation of approximately $1.1 million, in connection with the grant of options to purchase an aggregate of approximately 2.4 million shares of common stock at an exercise price below market value on the date of grant. In 2003, we recorded additional deferred stock-based compensation of $639,000 in connection with the grant of options to certain employees and non-employees of approximately 440,000 shares of common stock at an exercise prices below market value on the date of grant. These charges are being amortized over the vesting period of the options granted using the multiple-option approach.

Deferred stock-based compensation for stock options issued to our employees will be recognized as an expense, subject to continuing employment. Amortization of existing deferred stock based compensation grants will be recognized over the next four fiscal years, as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2003	$200
2004	265
2005	153
2006	117
2007	39

Total	$774

Interest Income and Expense

	Three Months Ended			Nine Months Ended
	September 28, 2003	% Change	September 29, 2002	September 28, 2003	% Change	September 29, 2002
	($ in thousands)
Interest income, net	$132	(56)%	$300	$510	(51)%	$1,041

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

Cumulative Effect of Change in Accounting Principle

	Three Months Ended			Nine Months Ended
	September 28, 2003	% Change	September 29, 2002	September 28, 2003	% Change	September 29, 2002
	($ in thousands)
Cumulative effect of change in accounting principle	—		—	—	(100)%	$(8,905)

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 on December 31, 2001, the beginning of our fiscal year 2002. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The two phases include a test for goodwill impairment and the measurement for impairment. We performed both phases of the impairment tests by June 30, 2002. In order to perform this analysis, we identified our reporting units and assigned all Beauty.com goodwill to the prestige beauty reporting unit. A discounted cash flow analysis was performed to assess the fair market value of the reporting unit. Based on this analysis, we determined that impairment of the Beauty.com goodwill likely existed and completed the second phase of the test. Based upon our measurement of the impairment, we recorded an $8.9 million impairment loss associated with the Beauty.com goodwill as a cumulative effect of a change in accounting principle as of the beginning of fiscal year 2002, the date of adoption of the change in accounting principle.

Liquidity and Capital Resources

	September 28, 2003	December 29, 2002
	(in thousands)
Cash and cash equivalents	$34,482	$47,784
Marketable securities	14,682	14,083

Total	$49,164	$61,867

We have incurred net losses of $664.9 million since inception. We have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $377.8 million.

Our principal source of liquidity is our cash, cash equivalents, and marketable securities. At September 28, 2003 and December 29, 2002, our cash and cash equivalents balance was $34.5 million and $47.8 million, and our marketable securities balance was $14.7 million and $14.1 million. Combined cash, cash equivalents and marketable securities were $49.2 million and $61.9 million at September 28, 2003 and December 29, 2002.

The following table summarizes cash used in or provided by our operating, investing and financing activities:

	Nine Months Ended
	September 28, 2003	September 29, 2002
	(in thousands)
Cash used in operating activities	$(10,286)	$(15,058)
Cash (used in) provided by investing activities	(4,434)	13,351
Cash provided by (used in) financing activities	1,418	(771)

Decrease in cash	$(13,302)	$(2,478)

Net cash used in operating activities was $10.3 million and $15.1 million for the nine-month periods ended September 28, 2003 and September 29, 2002. Net cash used in operating activities consisted primarily of net losses and increases in inventory, as well as changes in operating assets and liabilities, partially offset by non-cash expenses.

Net cash used in investing activities was $4.4 million for the nine-month period ended September 28, 2003, and consisted primarily of net purchases of marketable securities, cash used in the acquisition of CNS and, to a lesser extent, the purchase of fixed assets. Net cash provided by investing activities was $13.4 million for the nine-month period ended September 29, 2002, and consisted primarily of net sales of marketable securities, offset by the purchase of fixed assets.

Net cash provided by financing activities was $1.4 million for the nine-month period ended September 28, 2003, and consisted primarily of proceeds from the exercise of stock options, and proceeds from the sale of stock through our employee stock purchase plan, offset by payments made under capital lease obligations. Net cash used in financing activities was $771,000 for the nine-month period ended September 29, 2002, and consisted primarily of principal payments made under capital lease obligations, offset by cash received from the exercise of stock options and proceeds from the sale of stock through our employee stock purchase plan.

As of September 28, 2003, our principal commitments consist of obligations outstanding under capital and operating leases, including those assumed in our acquisition of CNS, our existing financing arrangement with Silicon Valley Bank, and our strategic marketing agreement with WellPoint, and are as follows:

Contractual Obligations	Remainder of 2003	2004	2005	2006	2007	Thereafter	Total
Capital leases	$269	$913	$314	$105	$7	—	$1,608
Operating leases	699	2,797	1,280	—	—	—	4,776
Other long-term liabilities (1)	100	350	150	—	—	—	600

	$1,068	$4,060	$1,744	$105	$7	—	$6,984

(1)	Consists of obligations under our strategic marketing agreement with WellPoint.

We believe that our existing cash, cash equivalents and marketable securities as of September 28, 2003 are sufficient to fund our operations and capital requirements over the next several years. However, any projections of future cash needs and cash flows are subject to uncertainty. If current cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain credit facilities from lenders. We cannot be certain that additional financing will be available to us under acceptable terms when required, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents and marketable securities. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments do not pose a material risk to our company. Historically, and as of September 28, 2003, we have little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar, as our functional currency is the United States dollar. Historically, and as of September 28, 2003, we have not used derivative instruments or engaged in hedging activities.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 28, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in our periodic filings with the SEC, including in this quarterly report, is being made known to them in a timely fashion. During the most recent fiscal quarter, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For descriptions of our legal proceedings, see Note 9 of our condensed consolidated financial statements included in Part I, Item 1 of this quarterly report, which is incorporated by reference into this Item 1 of Part II of this quarterly report, as well as the section entitled “Legal Proceedings” in Part I, Item 3 of our annual report on Form 10-K/A for the fiscal year ended December 29, 2002.

Item 2. Changes in Securities and Use of Proceeds

On August 12, 2003, we entered into a stock purchase agreement with Acumins, Inc., or Acumins, pursuant to which we acquired all of the issued and outstanding shares of Acumins’ common stock and all of Acumins’ existing assets and liabilities, including a patent for diagnosis and interpretation methods and apparatus for a personal nutrition program. In connection with the acquisition, we issued to the sellers in the transaction 100,000 unregistered shares of common stock. The fair value was determined using a five-day average of the closing prices of our common stock on the two days prior to, the day of, and the two days following the effective date of the stock purchase agreement. The issuance of the shares of common stock by drugstore.com as part of the consideration for the acquisition of Acumins was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1, filed February 9, 2000 (Registration No. 333-96441)).

Exhibit 3.2	Amended and Restated Bylaws of drugstore.com, inc. dated April 23, 2003 (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Annual Report on Form 10-K/A, filed April 28, 2003 (Registration No. 333-96441)).

Exhibit 31.1	Certification of Kal Raman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Robert A. Barton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Kal Raman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Robert A. Barton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On October 23, 2003, the Company filed a current report on Form 8-K containing the financial results for the fiscal quarter September 28, 2003, with certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC.
(Registrant)

By:	/s/ ROBERT A. BARTON
Robert A. Barton
Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date: November 12, 2003