Form 10-K
period 2003-12-28
DRUGSTORE COM INC
filed 2004-03-12
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

The aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $391,649,235 as of June 29, 2003.

As of March 1, 2004, the number of shares of the registrant’s Common Stock outstanding was 78,269,088.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report, to the extent not set forth in this annual report, is incorporated by reference from the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on June 10, 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this annual report relates.

drugstore.com, inc.

FORM 10-K

For the Fiscal Year Ended December 28, 2003

PART I

ITEM 1.	BUSINESS

This annual report on Form 10-K and the documents incorporated into this annual report by reference contain forward-looking statements based on our expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements” in Part I, Item 7 of this annual report.

Overview

drugstore.com, inc. is a better way to shop for health & beauty and a leading online provider of health, beauty, wellness, personal care, vision and pharmacy solutions. Located on the Internet at www.drugstore.com, the drugstore.com™ Web store sells health, beauty, wellness, personal care, sexual well-being and pharmacy products. We also sell prestige beauty products through our Web site located at www.beauty.com, which is also accessible through the drugstore.com Web site. As of April 28, 2003, we expanded our offering to include customized nutritional supplement programs sold through our wholly owned subsidiary, Custom Nutrition Services, Inc., or CNS, through Web sites located at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com and www.pritikin@home.com. In addition, as of December 8, 2003, we began selling contact lenses and other vision products through our wholly owned subsidiary International Vision Direct Corp., or Vision Direct™, through Web sites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. As of March 1, 2004, our customer base was approximately five million customers worldwide.

We operate primarily in the United States and Canada, but our products are available to consumers worldwide. We were incorporated in April 1998, commercially launched our Web site at www.drugstore.com on February 24, 1999, and completed our initial public offering in July 1999. Our business has evolved over time into new product offerings and solutions and, after the acquisition of Vision Direct, we now operate and manage our business in four segments: over-the-counter, or OTC (also referred to as non-pharmaceutical), mail-order pharmacy, local pick-up pharmacy, and vision. In fiscal year 2003, OTC accounted for 44% of our consolidated revenues, mail-order pharmacy 20%, local pick-up pharmacy 35% and vision 1%. Additional information regarding our business segments can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this annual report and in Note 12 of our consolidated financial statements included in Part IV, Item 15 of this annual report.

As used in this annual report, “drugstore.com,” “we,” “our” and similar terms refer to drugstore.com, inc. and its subsidiaries, unless the context indicates otherwise.

Our Market Opportunity

Overall spending on health and wellness products, beauty aids and prescription drugs in the United States exceeded $273 billion in 2003, according to the National Association of Chain Drug Stores. Within this group, prescription drugs is the largest and fastest growing category, representing nearly $180 billion in sales in 2003. This segment is expected to grow by 11 to 12% annually through 2005. Mail-order pharmacy continues to be one of the fastest-growing segments of the pharmacy industry, as companies and individuals embrace mail-order pharmacies in an attempt to control escalating prescription drug costs. The ophthalmic pharmaceutical segment is growing rapidly as well. Spending in this segment is currently at $5.4 billion and growing by 9% per year. Over 35 million people in the United States wear contact lenses.

The Internet is an important channel for consumers to purchase products and services. The number of Web users in the United States and worldwide has increased significantly since the launch of our Web site in 1999, to over 476 million users at the end of December 2003. Retail e-commerce sales in the United States exceeded $55 billion in 2003 (up 26% from 2002) and are anticipated to grow 19% a year over the next five years, to nearly $230 billion by 2008. We believe that the Internet is an ideal medium for selling health, beauty, wellness, personal care, vision and pharmacy products, many of which are lightweight and easy to ship and require replenishment. In addition, consumers seeking these products frequently desire privacy with respect to their purchase. Our business model also offers the convenience of making purchases from the comfort of home or office. The combination of Internet usage trends and the size and Internet compatibility of our product categories create what we believe is a significant opportunity both domestically and abroad.

The drugstore.com Solution

Our business strategy is to offer our customers a superior shopping experience over other solutions in our market category. We attract and retain our customers by emphasizing the following key attributes of our store:

Convenience.    Our user-friendly online store may be reached from wherever the shopper has Internet access, such as the shopper’s home or office. Further advantages offered by our online stores include:

•	Shopping 24 hours a day, seven days a week;

•	Direct delivery to the shopper’s home or office, avoiding the need for a trip to a physical store;

•	A personal shopping list, Your List™, for every drugstore.com customer, which provides the customer with a list of his or her previous purchases and allows for quick and easy reordering during future visits, even without browsing the site;

•	The ability to schedule e-mail reminders in order to assist with the reordering process;

•	Advanced search technology that simplifies product and information discovery;

•	The ability to easily purchase for and send products to others;

•	The ability to order prescription drugs on the drugstore.com Web site for delivery using one of our mail order delivery options or to order refills of existing prescriptions for pick-up at a local Rite Aid store;

•	Confidential anytime access by drugstore.com customers to their personal medication profiles;

•	Safety-related features such as our drug interaction checker and the eMedAlert™ program, which alerts customers to important information regarding product warnings, updates and recalls; and

•	The drugstore.com FSA Manager, which marks for our customers those OTC products most likely to be eligible for reimbursement by flexible spending account programs, or FSAs, keeps track of FSA-eligible purchases and provides customers with downloadable receipts to submit to their FSA administrator. We recently began offering a solution that enables paperless transaction capabilities and the use of stored-value cards to make purchases of FSA-eligible products on the drugstore.com Web site.

Selection.    We believe that we offer the largest selection of drugstore products available on the Internet. We do not have the shelf display space limitations that bricks-and-mortar stores do. We believe we offer a significantly broader range of products, and also greater depth within each product category, than are available in a traditional chain drugstore. For example, we offer customized nutritional supplement programs recommended by Dr. Andrew Weil in addition to the broad selection of products offered through our nutritional and wellness store, and we are the only online retailer that offers nutrition and wellness products from General Nutrition Companies, Inc., or GNC. Our customers are able to buy drugstore products, prestige brands, salon hair care, and other specialty items with a single check-out.

Information.    We provide a broad array of interactive tools and information on our Web sites to help consumers to make informed purchasing decisions. This information is generated in-house, by third-party expert sources, and through our customer review feature, by customers themselves. Consumers can either access the information directly through a number of content features on our Web sites, or get free help from our customer care representatives and experts by contacting them by e-mail or by telephone at 1-800-DRUGSTORE, or 1-800-VISIONDIRECT for assistance with vision products. Our information services include:

•	Search Capability. Shoppers can select products based on brand, type of product or unique attributes of the category, such as tartar control or whitening for toothpaste. Customers can refine their search results by sorting product lists alphabetically, by lowest price, by dollar or percentage savings or even by best-selling products or customer ratings.

•	Full Product Packaging Information. Nearly every product available on the drugstore.com Web site can be viewed in an expanded format where all package information, including ingredients, directions and warnings, can be read next to an enlarged photograph of the product. In some cases, we include product insert information as well. Our product information pages enable the customer to obtain at least the same level of, and frequently more, information as if he or she were shopping in a retail store and picked up the package to read the product information.

•	Health Guide. We provide consumers with practical, science-based information on hundreds of common health concerns, including menopause, osteoporosis, breast health, nutrition, vitamins, herbs, supplements, natural products, sports nutrition, and weight loss. The drugstore.com Web store provides convenient, contextual links from product pages to the Health Guide and vice versa.

•	Personalized Product Recommendations. Returning drugstore.com customers receive product recommendations based on past purchasing behavior and product categories that we believe may suit their needs and lifestyles.

•	Getting Help. From every page of our Web sites, a customer can click on a “help” button to go to our customer care area. In this area, we assist customers in searching for, shopping for, ordering and returning our products and provide customers with answers to the most frequently asked questions. We also encourage our visitors to send us feedback and suggestions by email or telephone.

•	Customer Reviews. We offer customers the opportunity to post and review customer comments and ratings for products they purchased on the drugstore.com Web site.

•	Easy Access to Drug Information and Personalized Pharmacy Advice. Consumers can access our extensive drug information library directly on the drugstore.com Web site, at any time and at their own convenience. We provide drug information, our drug prices, information designed to help consumers understand generic drug alternatives and information regarding potential drug interactions. We also provide health- and pharmacy-related information. Our in-house pharmacists are available upon request to provide personal guidance by phone or e-mail to ensure that each customer understands the correct usage, possible side effects and expected beneficial outcomes of a prescription or an over-the-counter medication.

Communication.    We can communicate with customers on a regular basis through the convenience of e-mail. We offer the following means of communication with our store:

•	Ask Your Pharmacist. This feature allows customers to browse a database of responses from our pharmacists to over 800 frequently asked questions about medication, dosage, delivery systems, common side effects and other information about prescription drugs and health-related products. In addition, our customers can ask our pharmacists questions that are not answered in our archive. Our pharmacists seek to provide an initial answer to a customer inquiry, via e-mail within one business day.

•	Reminders. We have the ability to e-mail a customer when a prescription or non-prescription product on his or her list is scheduled to run out or, in the case of OTC products, is on sale, reminding the customer to order a replacement product or a prescription refill.

•	Specialized Customer Care. To ensure timely and high-quality customer service, we have established specialty teams within our customer care department to ensure that all of our customers get the personalized service they require. Our customer care specialists respond to customer e-mails and phone calls that are related to the placing of their order, insurance, prices, products, and delivery. Once an order is placed, customers may view order-tracking information on our Web sites.

•	Personalized Communications. As customers use our Web sites, they can provide us with information about their buying preferences and habits. We use this information to develop personalized communications and deliver newsletters, special offers and announcements of new products, merchandising initiatives and other notable developments via e-mail to our customers.

Value.    Through the combination of shopping convenience, product selection, information, communication, competitive pricing, and promotional programs, we believe we offer our customers superior value over the typical retail solution. We believe we can save our customers time and money. For more information regarding our merchandising, pricing and marketing strategies, see the section entitled “How We Merchandise and Market” below.

Privacy.    When shopping at a physical store, many shoppers feel embarrassed or uncomfortable buying items that may reveal personally sensitive aspects of their health or lifestyle to store personnel or other shoppers. Shoppers at the drugstore.com Web store avoid these problems by shopping from the privacy of their home or office and are able to ask a drugstore.com pharmacist questions that they may otherwise feel uncomfortable asking in a public place.

Business Segments

We offer products in four business segments: OTC, mail-order pharmacy, local pick-up pharmacy and vision. We sell products both through a multi-store format under the drugstore.com store umbrella and, for certain products, through separate subsidiary Web sites. We adjust and update our store offering and content throughout the year in response to market trends, consumer demand and vendor introduction and advertisement of new products.

OTC

We offer over 18,000 non-prescription health, beauty, wellness, personal care and sexual well-being products. Our primary OTC stores on the drugstore.com Web site include medicine cabinet, beauty and spa, nutrition and wellness, personal care, household, and sexual well-being, in addition to a variety of specialty stores such as Dr. Weil Recommends, GNC Live Well and the Natural Store. In addition, we sell prestige beauty products and customized nutritional supplements through our subsidiary Web sites.

Medicine Cabinet.    The medicine cabinet category includes OTC remedies, such as digestion aids, diabetes supplies, cough, cold, allergy and pain relief medications, first aid products, medical devices for home healthcare and other health-related products. Representative brands in our medicine cabinet category include Prilosec, Advil, Tylenol, Pepcid, Bausch & Lomb and Metamucil.

Beauty and Spa.    The beauty and spa category includes cosmetics, fragrances, home spa products and a variety of skin care products. The beauty category can be broadly classified into two subcategories: prestige beauty products, which consumers generally find in department stores, beauty specialty stores or spas and salons, and mass-market beauty products. Representative brands in our prestige beauty product category include LORAC, Sue Devitt Studios, Calvin Klein, and tarte, in addition to anti-aging products such as Basic Research’s StriVectin. Representative brands in our mass-market beauty product category include philosophy, Neutrogena, Olay, Revlon and L’Oreal.

Nutrition and Wellness.    The nutrition and wellness category includes nutritional foods and supplements, exercise, diet and weight loss products, massage and relaxation products, and sports nutrition products.

Representative brands in our wellness product category include Nature Made, Twinlab, Natrol, Nature’s Way, Atkins, EAS, Gaiam, HoMedics and DreamTime. We are also the exclusive online retailer of GNC Live Well products.

Personal Care.    The personal care category includes products related to hair, body and shaving, oral hygiene, baby and feminine needs. Representative brands carried in our personal care product category include Gillette, Colgate, Johnson & Johnson, Rogaine and Pampers.

Household.    The household category offers a wide selection of household products, including healthy and aromatherapeutic cleaning products and other cleaning solutions, small household appliances and healthy home products, such as air and water purification systems. Representative brands include Caldrea, Method, Seventh Generation, OxiClean, Shark, Tanita, BlueAir and SlantFin.

Sexual Well-Being.    The sexual well-being category offers both information and a wide selection of sexual well-being products, all provided in an environment where customers can explore their sexual wellness needs in the privacy of their own home. We provide a wide range of adult consumer shopping choices, from novelty to relationship building products to individual pleasure and relaxation products. Representative brands include Kama Sutra, Astroglide, Lover’s Choice, Shunga and Vibratex. In January 2003, we acquired the domain name sexualwellbeing.com to more effectively market the products in this category.

Dr. Weil Recommends.    The Dr. Weil Recommends store provides consumers with information, resources, and a selection of health and wellness products personally recommended by Dr. Andrew Weil. In addition to purchasing health and wellness products, customers can take the Vitamin Advisor questionnaire to obtain a personalized recommendation for vitamin supplements based on Dr. Weil’s research and sign up for daily or weekly e-mail newsletters from Dr. Weil.

Natural Store.    The natural store category features a broad selection of natural products, including those products without artificial coloring or flavoring, synthetic fragrance or other unnecessary chemicals and/or products from companies with environmentally-conscious and cruelty-free policies. The Natural Store features many of the top natural brands on the market, including Burt’s Bees, Tom’s of Maine, Zia Natural Skincare, 7th Generation, New Chapter, Boiron and Clif Bar.

Nutritional Products.    Our GNC Live Well Store is dedicated to GNC nutritional products and other products typically sold in GNC stores. We are currently the exclusive distributor of GNC brand products on the Internet, and will continue to be the exclusive online distributor until July 2005. We also provide personalized nutrition services to consumers in the form of an online assessment of an individual’s specific nutritional supplement needs, and deliver the personalized vitamins, minerals, herbs, and supplements in pharmaceutical-grade, daily dose packages (CustomPaks™). In addition to providing CustomPaks for consumers purchasing vitamin supplements through our Dr. Weil Recommends store, our subsidiary CNS is the exclusive online distributor of CustomPaks for Dr. Andrew Weil at www.DrWeil.com, Dr. Barry Sears at www.zonediet.com, and The Pritikin Longevity Center at www.Pritikin.com.

Mail-Order Pharmacy and Local Pick-up Pharmacy

We divide the pharmacy product category into two business segments: mail-order pharmacy and local pick-up pharmacy. Our mail-order pharmacy segment covers the prescription drugs and supplies delivered to customers through our mail order facility, and our local pick-up pharmacy business segment covers the prescriptions picked up by customers at Rite Aid stores. New prescriptions may be ordered on the drugstore.com Web site for mail-order delivery. Refill prescriptions that have previously been filled at a Rite Aid store or through our mail order facility may be mailed to the customer or picked up by the customer at any one of the approximately 3,400 Rite Aid stores nationwide. Although most prescriptions are ordered through the drugstore.com Web site, we also accept orders to fill prescriptions by telephone at 1-800-DRUGSTORE.

Product Offering.    We are a full-service pharmacy stocking over 4,800 prescription drugs. Our pharmacy product offering consists primarily of prescription medications for chronic illnesses and needs, such as high blood pressure, diabetes, osteoporosis, depression, hair loss and birth control.

The pharmacy services at the drugstore.com online pharmacy are provided by experienced professionals using sophisticated information technologies. We employ licensed pharmacists who ensure private, personal customer service and we are licensed to fill prescriptions in all 50 states in the United States. We have also received VIPPS certification from the National Association of Boards of Pharmacy, or NABP, a coalition of state pharmacy boards. The voluntary VIPPS program sets standards for Internet pharmacies and informs the public of those online pharmacies that are fully licensed and in compliance with state pharmacy laws and the NABP’s pharmacy practice standards.

Filling Prescriptions.    We accept prescriptions only from licensed health care providers. We do not prescribe medications or otherwise practice medicine. We focus on dispensing medications used by consumers on a chronic basis. For acute care needs, when a customer has a single episode of a short-term illness or an exacerbation of a chronic condition requiring immediate attention in the form of antibiotics or pain medications, we recommend that customers pick up their prescriptions from a local pharmacy. This is because the treatment of acute care needs are extremely time sensitive and the delivery time required for online purchases could be too long to meet the customer’s needs. Because there are increased risks associated with the dispensing of opiates, depressants, stimulants and other controlled substances classified as Schedule II pharmaceuticals, such as fraud, illegal resale and special storage, shipping and handling requirements, we dispense Schedule II pharmaceuticals only to patients who use pharmacy benefit managers, or PBMs, for which we act as the mail-order pharmacy provider. Like traditional retail and mail service pharmacies, we accept, verify and cross-check prescriptions.

•	Accepting Prescriptions. For new prescriptions, customers can mail their prescriptions to us or direct their physicians to call in or fax their prescriptions to us. For transferred prescriptions, customers can direct their pharmacy to transfer their prescription to the drugstore.com pharmacy or request that we contact their pharmacy to transfer the prescription. Customers may order refills from us through our Web site or over the telephone or respond to one of our e-mail prescription refill reminders. For renewal prescriptions, customers may also request that we contact their physician directly to obtain prescription information.

•	Verifying Prescriptions. Our pharmacists verify the validity and completeness of prescription drug orders using methods similar to those used by community-based pharmacists. The standard practice for verification of prescription drug orders is for the pharmacist to contact the physician’s office by telephone or fax if there is any reason to question the validity, accuracy or authenticity of any order. In addition, our pharmacists call and verify the validity of prescription drug orders for controlled substances that we fill. Our pharmacists also verify that all legally required information is recorded on the prescription drug order and, as necessary, use a database of physician-identifying information to confirm the validity of the prescription.

•	Drug Utilization Review. We ask all customers who use our prescription drug services to provide our pharmacists with information regarding drug allergies, current medical conditions and current medications. Our pharmacists use technology-aided processes to cross-check every prescription against the information we receive from the customer for drug, disease, and allergy interactions.

Services.    We seek to provide a high level of responsiveness and customer support. In addition to our Ask Your Pharmacist feature, drug price index, our extensive drug information database, specialized customer care features, and refill reminders, our pharmacy services include:

•	Private Access to drugstore.com Prescription History. Customers who fill their prescriptions at the drugstore.com pharmacy can access their secure, individual medication profiles at any time. A written patient information document accompanies all medications dispensed to drugstore.com customers. This service enables customers to maintain a record of their prescription purchases for clinical, insurance and tax reporting purposes.

•	eMedAlert™. We created the eMedAlert program to timely alert our customers to important information regarding prescriptions and over-the-counter product warnings, updates and recalls. eMedAlert combines public notifications on our Web site with targeted e-mail messages sent to customers who have purchased the drug or product that is the subject of the recall or warning.

•	Consumer Drug Interaction Checker. Consumers can use this feature to research interactions among prescription drugs, herbal supplements and dietary supplements, as well as to identify ingredient duplications between drugs. The checker also allows consumers to search for potential interactions between medications and food, alcohol and tobacco products.

Generic Insider.    We notify customers if a branded drug becomes available in generic form or if a prescription drug becomes available in a non-prescription form available over the counter.

Insurance/PBM relationships.    We serve both cash-paying pharmacy customers and customers with insurance coverage. Through our relationships with insurance companies, PBMs, and Rite Aid Corporation, or Rite Aid, we are able to obtain insurance reimbursement coverage for many insured prescriptions filled through the drugstore.com pharmacy. For example, as a result of our relationship with Rite Aid, we are able to fill prescriptions for a majority of customers with pharmacy benefits covered by a plan accepted by Rite Aid. We participate in the retail pharmacy networks of many PBMs, including Advance PCS, Aetna US Healthcare, Inc., Caremark Inc. and Express Scripts, Inc. In addition, we act as a mail-order pharmacy service provider for a number of PBMs, under which we dispense medications in supplies of 90 days or more. These PBMs provide their clients with prepaid mailing envelopes addressed to the drugstore.com pharmacy, to make it easy and convenient to send prescriptions to us.

We also expect to participate in prescription drug discount card programs to be established under the new federal Medicare legislation. This prescription discount card legislation, which goes into effect in June 2004, provides for the development and administration of discount card programs offering discounts off the retail price of prescription drugs reimbursed by Medicare. PBMs, insurance companies and others are currently applying to the federal government for approval to offer a prescription drug discount card program. We expect to participate in the networks of PBMs that are approved to offer a discount card program, and two PBMs that have applied have asked us to participate as their drug discount card vendor of choice.

Payment.    Customers may pay for their prescriptions by credit card or by entering insurance information that shows that they are covered by a managed care organization, insurance plan or PBM with whom we have a contract. During 2003, approximately 95% of the prescriptions in our local pick-up pharmacy segment and approximately 25% of the prescriptions in our mail-order pharmacy segment were paid for by insurance plans, with the balance reflecting prescriptions filled for customers who paid for the prescriptions directly. We accept checks for payment by customers who use PBMs for which we act as the mail-order pharmacy provider.

Vision

We sell prescription contact lenses and other vision products through our subsidiary Vision Direct, through Web sites located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com, as well as by telephone at 1-800-VISIONDIRECT.

Product Offering.    We provide our customers with a broad assortment of contact lenses, including popular brands manufactured by Johnson & Johnson, Ciba Vision, Bausch and Lomb, OSI/American Hydron and CooperVision. We also sell reading glasses and contact lens cases. We believe that we offer these products at a substantial price savings over eye care practitioners, national optical chains and many online competitors.

Prescription Verification.    We adhere to the prescription verification guidelines defined in the U.S. federal Fairness to Contact Lens Consumers Act, which became effective in February 2004. In accordance with this law, we ask the patient’s eye care professional to verify the prescription before we ship an order, and allow eight business hours for the eye care professional to reply to our verification request. If the eye care professional indicates that the prescription is invalid, we cancel the order and notify the customer. If the eye care professional approves the prescription or does not respond to our verification request within eight business hours, we ship the order to the customer. If, at any time after we ship an order, the eye care practitioner notifies us that the prescription is invalid, we will notify the customer of this result and the reason the prescription is invalid.

Services.    We offer a convenient process for customers to reorder from their accounts and automatic shipments based on a customer’s delivery preferences.

How We Merchandise and Market

Merchandising

We believe that the breadth and depth of our product selection, together with the flexibility and convenience of our online store and the range of useful shopping services we provide, enables us to pursue a strong merchandising strategy.

•	Easy Access to a Wide Selection of Products. Our easy-to-use Web sites and robust search capabilities enable customers to browse our product selection by brand, product, price, discounts, best-selling products or customer ratings, as well as combinations of these categories. For example, a customer can easily search for all aspirin products or for specific products such as Tylenol for children without consulting store personnel or searching traditional store shelves. Our combination searching is designed to allow customers to find desired items easily among our large selection of products.

•	Flexible and Unique Merchandising. Our online stores give us flexibility to change featured products or promotions without having to alter the physical layout of a store. We are also able to quickly adjust our product mix and introduce special promotions in response to changing customer demand, customer demographics, new consumer trends, new seasons or upcoming holidays. In addition, our Web sites allow us to market products to customers in many different ways, including by product category or product characteristics, such as price or ingredients. Our technology also allows us to customize the shopping experience by personalizing the products that are presented to customers.

•	Extensive Product Information. A key component of our merchandising strategy is the ability to use information as a tool for consumers. We combine manufacturer information with editorial information to allow consumers to make more informed buying decisions and to comparison shop more easily for products. Our customers may post and review customer comments and ratings for products they purchased on the drugstore.com Web site.

•	Targeted Promotions. We have the ability to offer products to individual customers based on their past purchases and shopping behavior. We also cross-sell our departments to promote impulse buying by customers.

•	Sampling. We have programs that allow us to provide samples of OTC products to customers as trials. From time to time, we work with manufacturers to use broad-based and targeted sampling to introduce new products. Our samples are often combined with a discount coupon.

•	Marketing Programs for Suppliers. We host programs that allow consumer product manufacturers to strategically market their brands within our Web sites. These programs motivate the manufacturers to invest resources in marketing on our Web site. We believe that these branded promotions improve the customer’s shopping experience because the manufacturers provide our customers with purchase incentives, the ability to buy “first-to-market” products, and the information needed to make informed purchase decisions. Additionally, we continue to partner with product manufacturers to market new products. We have provided pre-sell product launch platforms, which means that we worked with a vendor to offer a specific new product first to consumers Examples include Prilosec OTC (an antacid), Pre-Seed Intimate Moisturizer (a conception aid), RESPeRate by Intercure, Inc. (a blood pressure lowering device), Colgate Simply White, Sonicare’s Elite model toothbrush, and Olay Vitamins.

Marketing

Our marketing and promotion strategy is designed to build brand recognition, increase customer traffic to our store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. We intend to continue to use the unique capabilities of the Internet as a means to encourage traffic to, and repeat purchases from, our Web sites. Our advertising campaigns are focused on frequently visited Internet portals, health-related Web sites and other frequently visited Web sites, search engines and associated Web sites, and direct-to- consumer marketing programs using e-mail. We also extend our market presence through our associates program, which enables associated Web sites to make our products and services available to their audiences through a link to our Web site.

In addition to our general marketing and promotion strategies, we utilize business segment-specific marketing programs and initiatives:

OTC.    We currently offer three anchor customer loyalty programs: Everyday Free Shipping, drugstore.com dollars™ and Diamond Deals™.

•	Everyday Free Shipping. With our Everyday Free Shipping program, customers receive free standard shipping on non-prescription orders of $49 or more. Once an order has qualified for free shipping, any prescription items also ordered by the customer will be shipped free with that order.

•	drugstore.com dollars. Through the drugstore.com dollars program, customers automatically earn a five percent credit for every non-prescription purchase made during a calendar quarter. drugstore.com dollars™ earned during a quarter automatically apply to the customer’s next non-prescription order during the first calendar month following the end of that quarter.

•	Diamond Deals. The Diamond Deal feature allows customers to purchase one of six personalized, limited-time product offers at an even greater savings from the regular low prices available at the drugstore.com Web store. Each week, customers are presented with product offers that we believe are relevant to each customer and his or her lifestyle, based on previous purchases and drugstore.com shopping experiences.

We will continue to evaluate and refine these programs, as well as other marketing strategies to drive customer orders, in our pursuit of cost effective customer acquisition and retention strategies.

Pharmacy.    We have a strategic relationship with Rite Aid to promote our Web site. For example, Rite Aid has agreed to include the drugstore.com online store and pharmacy in a significant portion of Rite Aid’s own weekly circular advertisements, as well as on shopping bags, prescription vial caps, in-store signs and permanent links from its Web site. In addition, we receive advertising benefits through our various PBM relationships.

Vision.    Our Vision Rewards program provides customers with discounts on future orders based on their past purchases. This credit is maintained in the customer’s account and applied automatically to the customer’s next purchase.

Pricing

Our goal is to offer our customers the largest assortment of health, beauty, wellness, vision and pharmacy products with value pricing. We strive to improve our operating efficiencies and to leverage our fixed costs so that we can pass along the savings to our customers in the form of lower prices and exclusive deals. We also strive to make additional cost savings opportunities known to our customers when they become available. For example, in our pharmacy store we proactively highlight lower-cost generic drug alternatives where both the customer and drugstore.com save on the price of the drug as compared to higher-priced brand name solutions. We also encourage our pharmacy customers to buy 90-day supplies of medication rather than 30-day supplies, when possible, by providing quantity price breaks as incentives. This strategy allows our customers to take advantage of price savings and enables us to realize fulfillment cost savings and achieve higher customer retention rates. Vision Direct offers a low price guarantee on all brands of contact lenses. In addition, we increase customer retention rates through our customer loyalty programs, such as drugstore.com Dollars, Diamond Deals and Vision Rewards, which provide lower prices for repeat customers. We believe our overall pricing strategy increases average net sales per order and leads to further operating efficiencies.

Our Target Customer

We target busy, working females between the ages of 30 and 54, many of whom are married with young children. This target customer makes the majority of her household’s buying decisions, uses online shopping as a means of maximizing the use of her time, browses multiple categories and finds online shopping a convenient, relaxing and rewarding experience. We also cater to a secondary target market of men over the age of 45 who use online shopping as a means of maximizing the use of their time and who tend to use more prescription medications as they age.

How We Serve our Customers

Order Fulfillment

All of our OTC orders and our pharmacy orders that are delivered by mail are processed from primary distribution center in New Jersey. Orders for products in our vision segment, including contact lenses, reading glasses and lens cases, are processed from our distribution center in Ferndale, Washington.

Our warehouse management system provides us with real-time data on inventory receiving and shipping, quantities and location. This enables us to notify customers about product availability on a real-time basis. In addition, we offer an order tracking system on our Web site that enables our customers to see where their order is en route, and when it is expected to be delivered. Due to the relatively short lead time required to fill orders for our products, backlog of orders is not material to our business.

When we fill a prescription at our pharmacy for mail-order delivery from our distribution center, we operate under our arrangement with Rite Aid. Our pharmacists, working together with a Rite Aid “pharmacist in charge,” perform all aspects of the prescription fulfillment process and all aspects of customer service. When a customer orders a prescription from us to be picked up at a Rite Aid store, we utilize Rite Aid as a fulfillment partner. Upon receiving and validating a customer’s order for products to be picked up, we submit order information to Rite Aid for processing and purchase the inventory from Rite Aid, which fills the order and makes it available for pick-up by the customer. Under our agreement with Rite Aid, Rite Aid adjudicates and collects insurance reimbursement payments on our behalf.

Non-prescription orders over $49 qualify for free standard shipping under our Everyday Free Shipping program. For orders under $49, we generally charge our customers a shipping charge that covers a portion of our expense of shipping. We offer a variety of shipping options, including next-day delivery for orders received during the business week. We ship anywhere in the United States that is served by United Parcel Service or the U.S. Postal Service. Vision Direct ships contact lenses and other vision products worldwide, primarily to the United States and Canada. Orders for which customers requested expedited shipping are flagged and expedited through our fulfillment processes. For non-prescription product orders, our goal is to ship within 24 hours of the time the order is placed. For prescription products, our goal is to ship as soon as the prescription has been verified and our pharmacists have completed the drug utilization reviews described above. Customers who order a refill of an existing Rite Aid or drugstore.com prescription can choose to pick up the refill at any Rite Aid store or have it delivered using one of our delivery options.

Customer Care

We believe that a high level of customer service and support is critical to retaining and expanding our customer base. Our customer care specialists are available 24 hours a day, 7 days a week to provide assistance via e-mail or telephone. We strive to answer all customer inquiries within 24 hours. Our customer care specialists handle questions about orders and how to use our Web site, assist customers in finding desired products and, for customers who choose not to transmit their credit card information over the Internet, register customers’ credit card information over the telephone. Our customer care specialists are a valuable source of feedback regarding customer satisfaction. Our Web site also contains a customer care page that outlines store policies and provides answers to frequently asked questions. In addition, our pharmacists can provide advice to customers about medication, dosage, delivery systems, common side effects and other information about prescription drugs.

We maintain customer care centers in our Bellevue, Washington headquarters and, for vision support, in Halifax, Nova Scotia, Canada. We operate toll-free telephone numbers, 1-800-DRUGSTORE and 1-800-VISIONDIRECT, through which customers can place orders and receive information.

We generally refund to customers all or a portion of the selling price, including related shipping fees if applicable, if a customer is not satisfied with the product purchased or the quality of customer service provided. Sales returns have not been significant to date.

Technology

We have implemented a broad array of services and systems for site management, product searching, customer interaction, transaction processing and order fulfillment functions, including, among other things:

•	Accepting and validating customer orders;

•	Organizing, placing and managing orders with vendors and fulfillment partners;

•	Receiving product and reserving inventory for specific customer orders; and

•	Managing shipment of products to customers based on various ordering criteria.

These services and systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business. To enhance the online and offline experience for our customers, we have integrated some of our information and pharmacy systems with Rite Aid’s systems. Rite Aid has granted us a nonexclusive, fully paid license to the Rite Aid systems that are integrated with our systems, subject to third-party rights to such technology.

We also have a technology license and advertising agreement with Amazon.com, Inc. under which we have mutually agreed to license to each other certain existing and future technology used in the operation of our Web sites, as long as we do not use the technology to compete with each other. We currently are not using any Amazon.com technology but could do so in the future if it would benefit us. This agreement is described below in the section entitled “Key Strategic Relationships—Amazon.com.”

Our core merchandise catalog, customer interaction, order collection, fulfillment and back-end systems are proprietary to drugstore.com but are available for use by Amazon.com under our technology license and advertising agreement with Amazon.com. The drugstore.com software platform and architecture are integrated with an Oracle database system. The systems are designed to provide real-time connectivity to the distribution center systems for both pharmacy and OTC products. These include an inventory-tracking system, a real-time order tracking system, an executive information system and an inventory replenishment system. Our Internet servers use SSL technology with Verisign-issued digital certificates to help conduct secure communications and transactions. Our systems infrastructure is hosted by Cable & Wireless (formerly Exodus Inc.) in Tukwila, Washington, which provides communication lines from multiple providers, as well as 24-hour monitoring and engineering support. Cable & Wireless has its own generators and multiple backup systems in Tukwila.

Vision Direct uses a combination of internally developed and third-party software systems. We will integrate Vision Direct’s services and systems into drugstore.com’s services and systems during 2004.

Purchasing

OTC.    We purchase our non-pharmaceutical inventory directly from various manufacturers and distributors.

Pharmacy.    Under our agreement with Rite Aid, we are required to purchase all of our brand-name pharmaceutical products directly from McKesson Corporation through Rite Aid, unless we are able to obtain better overall terms from another vendor. We purchase our generic drugs directly from Rite Aid. Our arrangement with Rite Aid enables us to take advantage of volume discounts and credit terms obtained through Rite Aid, and therefore decreases our cost on pharmaceutical products. To date we have not been able to obtain better overall terms from any other supplier and we currently expect that McKesson and Rite Aid will continue to be our suppliers of pharmaceutical products. This purchase requirement will continue for the term of our relationship with Rite Aid.

When our customers order prescriptions through the drugstore.com Web store for pick-up at a Rite Aid store, we use Rite Aid as a fulfillment partner.

Vision.    We purchase our contact lens and vision products inventory directly from various manufacturers and other distributors. For example, we have entered into a direct buying partnership with Vistakon, a division of Johnson & Johnson Vision Care, Inc., to purchase Vistakon’s Acuvue brand of products.

Key Strategic Relationships

Rite Aid

In June 1999, we entered into a strategic relationship with Rite Aid. Through this relationship, we have access to Rite Aid customers through the RiteAid.com Web site, which is powered by the drugstore.com Web site. All pharmacy orders processed through the drugstore.com Web site or the RiteAid.com Web site can either be shipped to the customer from our distribution center or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, picked up by the customer at any of Rite Aid’s approximately 3,400 stores nationwide. In addition to providing for multi-channel delivery options, we and Rite Aid agreed to promote each other’s services both online and in other promotional materials. We also benefit from access to many of Rite Aid’s relationships with insurance and PBMs, which provides us with opportunities to meet the needs of more customers because of the availability of insurance coverage to those customers. Currently, we purchase all of our pharmaceutical inventory through Rite Aid, leveraging its volume requirements to obtain favorable pricing and credit terms. We also sell over 200 Rite Aid brand private label OTC products throughout our Web store. As a result of this agreement, Rite Aid is one of our largest suppliers.

As part of our relationship, drugstore.com agreed to certain exclusivity provisions that limit our ability to promote, or affiliate with, any other physical retail drugstore or to operate as a traditional physical drugstore, and Rite Aid agreed not to offer or sell products or services on the Internet other than through our Web site. In addition, our agreement requires us to purchase all of our pharmaceutical products through Rite Aid unless we are able to obtain better overall terms from another vendor. The agreement also contains additional provisions providing for the licensing by Rite Aid to drugstore.com of information technology systems and the integration of the information technology and pharmacy systems of the two companies. We currently use these systems to process pharmaceutical orders through our primary distribution center.

Our agreement with Rite Aid ends in 2009. In connection with this ten-year agreement, Rite Aid received 9,334,746 shares of our common stock. Rite Aid was one of our largest stockholders until 2002, when Rite Aid liquidated its holdings in our common stock.

GNC

In June 1999, we entered into a 10-year agreement with GNC under which we became the exclusive online provider of GNC-branded products. We have the exclusive right to sell GNC’s wellness products over the Internet, including the PharmAssure brand of pharmacist-recommended vitamins and nutritional supplements, until July 2005. We have agreed that, as long as we have the exclusive right to distribute GNC’s products over the Internet, we will not promote any other retail health food store or operate a physical retail health food store. When the exclusivity provisions of the agreement terminate, we will have the nonexclusive right to sell these products for the remaining term of the agreement. As part of this relationship, we have created the GNC Live Well Store within the drugstore.com Web site, which is dedicated to selling GNC products on a consignment basis. We are entitled to retain a percentage of the gross revenues that we collect from sales of GNC products and recognize only the net amount we retain as revenues. We have also agreed with GNC to co-promote each other’s products and services in both traditional and online marketing efforts, including GNC’s placement of a link to our Web site on the GNC Web site. In connection with this relationship, GNC received 2,947,853 shares of our common stock. GNC liquidated its holdings in 2002.

Amazon.com

Effective September 19, 2003, we entered into a new e-commerce agreement with Amazon.com. Under the new agreement, we are a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com Web site. We ship the Amazon.com orders we fulfill in Amazon.com-branded boxes from our distribution facility. The new agreement replaced our then-existing marketing agreement with Amazon.com. The initial term of this agreement ends in April 2007.

In August 1998, we entered into a technology license and advertising agreement with Amazon.com, under which we have the right to license substantially all of Amazon.com’s technology for use in our business and to receive certain technological and advertising support from Amazon.com, and Amazon.com has the right to license substantially all of our technology for use in its business. Neither party may use the other’s technology to compete against the other. Currently, neither party has licensed any technology from the other under this agreement. If we were to be acquired by a competitor of Amazon.com and Amazon.com did not vote in favor of the transaction, we would lose our rights to use Amazon.com’s technology, if we are then using any. This agreement also restricts us from promoting on our Web site any company, other than drugstore.com, that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market.

Amazon.com is our largest stockholder, owning 16.8% of our outstanding stock as of December 28, 2003. Jeffrey P. Bezos, Amazon.com’s chairman of the board, president and chief executive officer, is currently serving as Amazon’s designee on our board of directors.

Competition

The market for health, beauty, wellness, vision and pharmacy products is intensely competitive and highly fragmented. We face intense competition in each of our business segments, as described below. In addition, we compete with Internet portals and online service providers that feature shopping services, such as America Online, MSN and Yahoo!, and with other online or mail-order retailers that offer products within one or more of our business segments.

Pharmacy.    In our mail-order pharmacy and local pick-up pharmacy segments, we compete with chain drugstores, including those with an online presence, such as Walgreens and CVS; pharmacy benefit managers, such as Medco Health Solutions, Inc.; and hospitals, health maintenance organizations, or HMOs, and mail-order prescription drug providers, many of which are or may begin offering products and services over the Internet. In addition, we face competition from other online pharmacies. Some of these pharmacies are foreign Internet pharmacies that can sell drugs at a lower price because of government subsidies. In addition, many online pharmacies, often referred to as “rogue” pharmacies, sell counterfeit drugs or drugs diverted from proper channels. Foreign online pharmacies and rogue online pharmacies can often sell drugs to American residents at a lower price because they do not comply with U.S. pharmacy regulations, are not subject to U.S. regulatory oversight, or both.

OTC.    Our competitors in the OTC segment can be divided into several groups: chain drugstores, such as Walgreen’s, CVS and Eckerd; mass market retailers, such as Wal-Mart, Kmart, Target and, to a certain extent, Amazon.com; warehouse clubs, such as Costco and Sam’s Club; supermarkets, such as Safeway, Albertson’s and Kroger; and, with respect to upscale health, prestige beauty and spa products, specialty retailers and major department stores, such as Nordstrom, Macy’s, Sephora and Bloomingdale’s.

Vision.    Our competitors in the vision segment include online providers of contact lenses, such as 1-800-CONTACTS, national optical chains, such as Lenscrafters and Pearle Vision, eye care professionals and mass-market retailers such as Walmart and Costco that provide prescription vision services.

We believe that there are a number of competitive factors in our market, including brand awareness and preference, company credibility, product selection and availability, convenience, price, privacy, actual or perceived value, Web site features, functionality and performance, ease of purchasing, customer service, quality and quantity of information supporting purchase decisions (such as product information and reviews), and reliability and speed of order shipment.

Government Regulation

Our business is subject to extensive federal, state and local regulations. In particular, entities engaging in the practice of pharmacy are subject to federal and state regulatory and licensing requirements. For example, pursuant to the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, pharmacists are required to offer counseling to customers, without additional charge, regarding medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill and other information deemed significant. Entities such as the drugstore.com pharmacy that distribute “controlled substances” are also subject to the Controlled Substances Act of 1970 and regulations issued by the U.S. Drug Enforcement Administration and state laws and regulations pertaining to controlled substances. We are also subject to the Health Insurance Portability and Accountability Act of 1996, which provides standards and requirements to control the flow of health information throughout the health care system and to protect the privacy of personal health records. We also sell dietary supplements, medical devices, cosmetics, foods, drug products (prescription, OTC and homeopathic) and other consumer products that are subject to regulation by the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, and state regulatory authorities, as the case may be. In addition to regulating the claims made for specific types of products, the FDA and the FTC may also attempt to regulate the format and content of Web sites that offer products to consumers.

As we expand our product and service offerings, more of our products and services will likely be subject to federal, state and foreign regulations. Regulatory requirements to which our business is subject may also expand over time. For example, Congress and federal agencies continue to scrutinize the benefits and risks of online pharmacies, focusing especially on those sites that illegally issue prescriptions and illegally sell prescription drugs. To combat the illegal issuance of prescriptions and the illegal sale of prescription drugs over the Internet, certain members of Congress have proposed additional regulation of Internet pharmacies, primarily regarding disclosure of certain identifying information on Web sites, as well as additional enforcement mechanisms and funding for such efforts. The regulations applicable to our business often require subjective interpretation, and we cannot be certain that our attempts to comply with applicable regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including, but not limited to, suspension or revocation of licenses or registrations, seizure of our inventory or monetary fines that could adversely affect our business, financial condition or operating results.

We believe we are in compliance with existing federal and state requirements for pharmacy licensing and registration, with laws relating to dispensing of prescription drugs, security, record keeping and reporting of pharmacy sales, and with other applicable laws. The NABP has developed the Verified Internet Pharmacy Practice Sites, or VIPPS®, program, which certifies that an online pharmacy is in compliance with the licensing and inspection requirements of its state and each state to which it dispenses pharmaceuticals, and other stringent criteria established by NABP to ensure good pharmacy practice. We have received VIPPS program certification.

The inclusion of outpatient prescription drugs as a Medicare benefit has been the subject of numerous bills in the U.S. Congress. One major new initiative that could substantially affect our business is the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or DIMA, which adds a prescription drug benefit to the federal Medicare program. Under the DIMA, a new prescription drug discount card program will begin in 2004. The scope and volume of this program are yet to be seen, but discount card sponsors may seek to exert downward pressure on payments to pharmacies to reduce costs, which could adversely affect our profitability and harm our business. In 2006, a full prescription drug benefit will take effect for Medicare beneficiaries. This will likely result in a substantial increase in the number of seniors with prescription drug coverage, and may also reduce the number of customers who self-pay for their prescription drugs, which may adversely impact our drug prices and dispensing fees. Moreover, the DIMA calls for significant changes to the formulas the Medicare program uses to calculate its payments for prescription drugs, as well as introduction of managed care elements and changes to the administration of the drug benefit. When fully implemented, these changes could exert downward pressure on prescription drug prices and payments by the government, even as the number of seniors who utilize the Medicare benefits to pay for prescription drugs increases. This could adversely impact our drug prices and dispensing fees, and ultimately could reduce our profit margins. In addition, certain state governments have proposed prescription discount card programs to control the rise in drug costs. If these proposed discounts were to come primarily from retail pharmacy concessions on drug prices and dispensing fees, our business could be materially adversely affected.

Although it is currently illegal to import most prescription drugs into the U.S. from any foreign country, the FDA has taken an unofficial position that allows Canadian pharmacies to ship prescriptions to U.S. consumers. Legislation allowing for importation of prescription drugs by individuals for personal use has been introduced into the U.S. Congress each year for at least the past five years. If enacted, this legislation could adversely affect our business because consumers may increasingly use foreign-based online prescription drug Web sites instead of U.S.-based online pharmacies to fill their prescription needs. The FDA and a U.S. federal court have recently taken action against those who support or facilitate the illegal re-importation of prescription drugs, and the U.S. Department of Health and Human Services and the NABP have publicly condemned the practice. It is too soon to tell, however, what impact, if any, initiatives against illegal re-importation may have on our business.

Intellectual Property

We regard our intellectual property as critical to our future success and we rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We enter into confidentiality and invention assignment agreements with all of our employees and contractors and nondisclosure agreements with our vendors, fulfillment partners, strategic partners and others to limit access to and disclosure of our proprietary information. The steps we take to protect our intellectual property, however, may not prevent misappropriation of our technology or proprietary information. We have licensed in the past, and expect that we may license in the future, some of our proprietary rights to third parties. For example, Amazon.com has the right to license our technology and we have granted nonexclusive rights to our trademarks and copyrighted material in connection with advertising and affiliate relationships. While we attempt to ensure that such licensees maintain the quality of the drugstore.com brand, these licensees may take actions that could hurt the value of our proprietary rights or reputation. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in such jurisdictions.

We also rely on technologies that we license from third parties, such as Oracle Corporation and Microsoft Corporation, which are the suppliers of key database technology, the operating system and specific hardware components for our service. As part of our relationship with Rite Aid, we have also licensed information technology systems from Rite Aid. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business.

We own a number of domain names, hold one patent and have applied for seven others, have registered several trademarks, including the drugstore.com logo, and have filed applications for the registration of a number of our other trademarks, including DRUGSTORE.COM™, and service marks in the United States and in some other countries. We may be unable to secure registrations for all of our marks. Our competitors or others may use marks similar to ours, which could impede our ability to build brand identity and lead to customer confusion, and owners of other registered trademarks or trademarks that incorporate variations of our marks could bring potential trade name or trademark infringement claims against us. Any claims or customer confusion related to our trademarks or any failure or inability to protect our trademarks, technology or other proprietary rights could substantially harm our business.

Seasonality

Our OTC business is subject to substantial seasonal variations in demand. Historically, net revenue has increased significantly in the fourth quarter of each year, primarily because the greater number of sales and increased OTC customer acquisition arising from the holiday season. We believe that this is the general pattern associated with the direct-to-consumer and retail industries. We do not believe that our mail-order pharmacy, local pick-up pharmacy or vision business segments are substantially affected by seasonality.

Employees

As of December 28, 2003, we had 530 full-time employees. None of our employees are represented by a labor union.

Executive Officers and Directors

The following tables set forth information regarding our executive officers and directors as of March 1, 2004:

Executive Officers

Name	Age	Position
Peter M. Neupert	48	Chairman of the Board of Directors
Kal Raman	35	President, Chief Executive Officer and Director
Robert A. Barton	37	Vice President of Finance and Chief Financial Officer
Christopher G. Hauser	53	Vice President, Operations
Sridhar Iyer	45	Vice President, Technology and Chief Information Officer
Jeffrey J. Kimmell	45	Vice President, Pharmacy Services
Ian D. Mummery	38	Vice President, Vision
Louise Mummery	36	Vice President, Vision Operations
Alesia L. Pinney	40	Vice President, General Counsel and Secretary

Peter M. Neupert has served as Chairman of the Board of drugstore.com since July 1999. Mr. Neupert also served as President and Chief Executive Officer of drugstore.com from July 1998 to April 2001. From March 1987 to July 1998, he worked for Microsoft Corporation in several positions, including Vice President of News and Publishing for Microsoft’s interactive media group. He is also a director and the chair of the compensation committee of aQuantive, Inc., and a director of one private company.

Kal Raman (also known as Kalyanaraman Srinivasan) has served as President and Chief Executive Officer of drugstore.com since April 2001. Mr. Raman joined drugstore.com in August 1998 and served as Vice President, Technology and Chief Information Officer from August 1998 to March 1999, as Vice President, Technology and Operations and Chief Information Officer from March 1999 to May 1999, as Senior Vice President, Operations and Technology and Chief Operating Officer from May 1999 to November 1999 and as Senior Vice President and Chief Operating Officer from November 1999 to April 2001. From March 1998 to August 1998, he served as Chief Information Officer and Vice President of NationsRent West, Inc. From February 1997 to March 1998, he served as Senior Director of Information Systems of Blockbuster Inc.

Robert A. Barton has served as Vice President of Finance and Chief Financial Officer of drugstore.com since January 2001. Mr. Barton has served in various senior financial management and operational roles at drugstore.com since September 1998, including Vice President and General Manager of Pharmacy from June 2000 to January 2001. From August 1995 to September 1998, he served as the Director of Business Planning and also managed various accounting and analysis groups for AT&T Wireless Services. From February 1989 to August 1995, he served as an auditor with Deloitte & Touche LLP.

Christopher G. Hauser has served as Vice President, Operations of drugstore.com since July 1999. Before joining drugstore.com, Mr. Hauser served as Senior Vice President, Information Technologies and Operations for Multiple Zones International, a reseller of brand-name computer products and services.

Sridhar Iyer has served as Vice President, Technology and Chief Information Officer of drugstore.com since September 2002. Mr. Iyer has served in various senior technology roles at drugstore.com since October 1998, including Vice President, Information Technology from July 2002 to September 2002, Senior Director, Technology from January 2002 to July 2002, and Director of Technology from October 1998 to January 2002. Before joining drugstore.com, he served for six years as Strategy Manager for Wal-Mart Stores Inc.’s Information Systems Division.

Jeffrey J. Kimmell has served as Vice President, Pharmacy Services of drugstore.com since February 2004 and as Vice President and General Manager of Pharmacy from February 2003 to February 2004. Mr. Kimmell served as Vice President, Customer Care for Pharmaceutical Care Network, a pharmacy benefits manager, from February 2001 to February 2003. From September 1996 to January 2001, he served as Senior Director of Operations for HealthScript Pharmacy Services, Inc., a provider of prescription services and health and medical products.

Ian D. Mummery has served as Vice President, Vision of drugstore.com since December 2003. Mr. Mummery co-founded International Vision Direct, a provider of contact lenses and vision accessories, in December 1998 and served as its President and Chief Executive Officer until its acquisition by drugstore.com in December 2003.

Louise Mummery has served as Vice President, Vision Operations of drugstore.com since December 2003. Ms. Mummery co-founded International Vision Direct, a provider of contact lenses and vision accessories, in December 1998 and served as its Chief Operations Officer until its acquisition by drugstore.com in December 2003.

Alesia L. Pinney has served as Vice President, General Counsel and Secretary of drugstore.com since October 2000. Ms. Pinney served as Assistant Secretary and Associate General Counsel of drugstore.com from January 1999 to October 2000. Before joining drugstore.com, Ms. Pinney was an attorney with the law firm Perkins Coie LLP.

Directors

Name	Age	Position
Peter M. Neupert	48	Chairman of the Board of Directors, drugstore.com, inc.
Jeffrey P. Bezos	40	President, Chief Executive Officer and Chairman of the Board, Amazon.com, Inc.
L. John Doerr	52	General Partner, Kleiner Perkins Caufield & Byers
Melinda French Gates	39	Co-Founder, Bill & Melinda Gates Foundation
Dan Levitan	46	Co-Founder and Managing Partner, Maveron LLC
Kal Raman	35	President and Chief Executive Officer, drugstore.com, inc.
William D. Savoy	39	Consultant, Vulcan Ventures, Inc.
Gregory S. Stanger	39	Executive in Residence, Technology Crossover Ventures

Factors That May Affect Our Business

An investment in our securities involves certain risks. In evaluating drugstore.com and our business, investors should give careful consideration to the factors listed below. Other risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected.

We have a limited operating history and a history of generating significant losses, and may never be profitable.

drugstore.com was founded in April 1998 and began selling products in February 1999, and therefore has a limited operating history on which investors can evaluate our business strategy. We have incurred net losses of $669.0 million from inception through December 28, 2003. To date, we have not become profitable, and we may never achieve profitability. We expect to continue to incur operating and net losses for at least the next year, and possibly longer.

As an early stage company with a limited operating history, we face risks and challenges in accurate financial planning and forecasting. We have limited historical data and uncertainties because of our relatively limited time period in which to implement and evaluate our business strategies, when compared to older companies with longer operating histories. Our limited operating history and the rapidly evolving nature of our business may make it difficult for investors and securities analysts to evaluate our business, strategy and prospects.

Consumers of health, beauty, wellness, vision and pharmacy products may not accept our online solution, which would harm our revenues and prevent us from becoming profitable.

If we do not attract and retain a higher volume of online customers to our store at a reasonable cost, we will not be able to increase our revenues or achieve profitability. Our success depends on our ability to convert a large number of customers from traditional shopping methods to online shopping for health, beauty, wellness, personal care, sexual well-being, vision and pharmacy products. Specific factors that could prevent widespread customer acceptance of our online solution include:

•	Shipping charges, which do not apply to shopping at brick-and-mortar retailers;

•	Delivery time associated with Internet orders, as compared to the immediate receipt of products at a physical store;

•	Delays in deliveries to customers, particularly our West Coast customers, or in responses to customer inquiries;

•	Additional steps and delays in verifying prescriptions and ensuring insurance coverage for prescription products;

•	Lack of coverage of customer prescriptions by some insurance carriers;

•	Regulatory restrictions or reform at the state and federal levels that could impact our ability to serve our customers;

•	The general acceptance or legalization of prescription drug re-importation at subsidized prices;

•	Lack of consumer awareness of our online pharmacy;

•	Customer concerns about the security of online transactions or the privacy of their personal health information;

•	Product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish customers’ trust in buying drugstore items online;

•	Inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products; and

•	Difficulties in returning or exchanging orders.

Our marketing efforts may not be effective at attracting and retaining customers at a reasonable cost.

If we do not establish our brand and increase awareness of our solution, we may not build a critical mass of customers. Promoting and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. To promote our brand, we have incurred and expect to continue to incur substantial expense in our marketing efforts to both attract and retain customers. Our promotional activities may not be effective at building our customer base to the extent necessary to generate sufficient revenue. In addition, an inability to acquire customers at a reasonable cost would increase our operating costs and prevent us from becoming profitable.

We face significant competition from both traditional and online retailers.

The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries. These competitors include chain drugstores, mass-market retailers, warehouse clubs, specialty retailers, major department stores, health care providers, mail-order pharmacies, national optical chains, eye care professionals, Internet portals and online service providers that feature shopping services and various online stores that sell prescription and OTC drugs and health, beauty, vision and wellness items. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in both the retail and e-commerce services industries also may be able to devote more resources to technology development and marketing than us.

Other companies in the retail and e-commerce service industries may enter into business combinations or alliances that would strengthen their competitive positions and prevent them, their affiliated companies or their strategic partners from also entering into relationships with drugstore.com. An inability to enter into relationships with major PBMs or HMOs could be a major competitive disadvantage to us. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segment in which we operate. In addition, new and expanded Web technologies may further intensify the competitive nature of online retail and allow our competitors to easily duplicate many of the products, services and content offered on our site. The Internet facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. We expect competition in the e-commerce channel to intensify, and this increased competition may reduce our ability to grow and thus, reduce our revenue, operating profits, or both.

In addition, we face competition from online pharmacies outside the United States. Although prescription drug re-importation is currently illegal, a number of American consumers seek to fill their prescriptions through Canadian and other foreign online pharmacies. Legislation allowing for re-importation of prescription drugs by individuals for personal use was introduced into the U.S. Congress each year for at least the past five years. If consumers increasingly use foreign-based online prescription drug Web sites instead of U.S.-based online pharmacies to fill their prescription needs, our business and operating results would be adversely affected. The FDA has taken limited action, and has indicated that it may continue to seek action, against those who support or facilitate the illegal re-importation of prescription drugs, but it is too soon to determine what impact, if any, these actions may have on us.

We may experience significant fluctuations in our operating results and rate of growth.

Due to our limited operating history, our evolving business model and the unpredictability of our industry, we may not be able to accurately forecast our rate of growth. We believe that historical trends and quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied on as an indicator of our future performance. It is likely that in some future quarter our operating results will be below the expectations of securities analysts and investors. In this event, the price of our common stock may fall substantially.

Our revenue and operating profit growth depends on the continued growth of demand for the products offered by us, and our business is affected by general economic and business conditions. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. economy, may result in decreased revenue or growth. Revenue growth may not be sustainable and our company-wide percentage growth rate may decrease in the future. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;

•	the frequency and size of customer orders;

•	the level of customer returns we experience;

•	changes in consumer acceptance and usage of the Internet, online services and e-commerce;

•	the quantity and mix of products our customers purchase;

•	the price we charge for our products and for shipping those products;

•	the extent to which we offer free shipping or other promotional discounts to our customers;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the extent of reimbursements available from third-party payors;

•	our ability to acquire merchandise, manage inventory and fulfill orders;

•	variations in our level of merchandise and vendor returns;

•	disruptions in service by shipping carriers;

•	the introduction by our competitors of Web sites, products or services;

•	timing and costs of upgrades and developments in our systems and infrastructure to support future growth;

•	technical difficulties, system downtime or interruptions;

•	an increase in the prices of fuel and gasoline, which are used in the transportation of packages, or an increase in the prices of other energy products, primarily natural gas and electricity, which are used in our operating facilities;

•	the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully integrate them into our business;

•	changes in government regulation; and

•	current economic conditions and world events. For example, threatened or actual terrorist attacks, armed hostilities or resulting security concerns could create economic and consumer uncertainty and delays in and increased costs of product shipments to and from us, which may decrease demand.

In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial additional operating losses. Due to our limited operating history, we may have difficulty forecasting revenue from customers or overall anticipated revenue trends.

A portion of our revenues are also seasonal in nature, especially with respect to the sale of certain health and beauty products that depend to some extent on seasonal product changes and seasonal purchasing patterns, such as diet products, cold and flu medications and products with holiday-specific varieties. Consumer “fads” and other changes in consumer trends may cause shifts in purchasing patterns, resulting in significant fluctuations in our operating results from one quarter to the next. In addition, traditional retail seasonality affects our OTC business, resulting in higher revenues in the fourth quarter of each year as compared to other quarters.

If we are unable to obtain insurance reimbursement coverage for our customers, our ability to sell pharmacy products online could decrease, which would harm our revenues.

To obtain reimbursement on behalf of our customers for the prescription products that they purchase on our Web site, we must maintain relationships with insurance companies and PBMs, either directly or through our relationship with Rite Aid. Sales billed through insurance companies and PBMs having a relationship with Rite Aid currently represent a significant percentage of our pharmacy sales. We have also entered into direct relationships with PBMs and insurers, including Advance PCS, Ameriscript, Inc., Envision Pharmaceutical Services, The Inteq Group, Inc. and US Script Inc. If we are unable to establish, maintain and leverage our direct relationships, and to the extent Rite Aid is unable to maintain its relationships or if these relationships do not extend to cover the prescriptions we process, our ability to obtain reimbursement coverage for our customers would be reduced. This would reduce the number of customers that fill prescriptions through our Web site, which would reduce our revenues.

Many of our agreements with insurance companies and PBMs are short-term, may be terminated with less than 30 days’ prior notice and are subject to amendment by such insurance companies and PBMs. In addition, we must process each customer’s insurance application individually, which may raise the costs of processing prescription orders and delay the customer’s initial prescription order. Customers may not embrace our online insurance coverage procedure.

We are dependent on a limited number of distribution partners.

We are obligated to purchase all of our pharmaceutical products through Rite Aid unless we are able to obtain better overall terms from another vendor. Our business could be significantly disrupted if Rite Aid were to breach its contract or suffer adverse developments that affect its ability to supply products to us. If for any reason Rite Aid is unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative fulfillment partners on acceptable terms in a timely manner, or at all.

We also rely on a limited number of third-party carriers for shipments to and from distribution facilities and to customers. We are therefore subject to the risks, including security concerns, employee strikes and inclement weather, associated with our carriers’ ability to provide product fulfillment and delivery services to meet our distribution and shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation, the drugstore.com brand, our business and our results of operations.

We have significant inventory risk.

We must maintain sufficient inventory levels to operate our business successfully and meet our customers’ expectations that we will have the products they order in stock. However, we must also guard against the risk of accumulating excess inventory. We are exposed to significant inventory risks as a result of uncertainty of success of product launches, rapid changes in product cycles, changes in consumer tastes with respect to our products and seasonality. In order to be successful, we must accurately predict these trends, which we may be unable to do, and avoid over-stocking or under-stocking products. In addition, demand for products can change significantly between the time product inventory is ordered and the time it is available for sale. When we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory would increase our expenses if we have too much inventory and would harm our shipping margins by requiring us to make split shipments for backordered items if we had insufficient inventory of the ordered products. Failure to have inventory in stock when a customer seeks it could cause us to lose that customer. The acquisition of some types of inventory, or inventory from some of our sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection of products and significant inventory levels of a substantial number of these products, and we may be unable to sell this inventory in sufficient quantities or during the relevant selling seasons. The occurrence of one or more of these inventory risks may adversely affect our business and operating results.

We must timely and effectively obtain shipments of product from our vendors and deliver merchandise to our customers.

We cannot control all of the various factors that might affect our timely and effective procurement of supplies of product from our vendors and delivery of merchandise to our customers. All products that we purchase must be shipped to our distribution centers in Swedesboro, New Jersey and Ferndale, Washington by third-party freight carriers. We also rely on third-party carriers to deliver merchandise from our distribution centers to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased fuel costs, associated with such carriers’ ability to provide delivery services to meet our inbound and outbound shipping needs. Failure to procure and deliver merchandise, either to us or to our customers, in a timely and effective manner could damage our reputation and adversely affect our business and operating results. In addition, any increase in fulfillment costs and expenses could adversely affect our business and operating results.

All of our fulfillment operations and inventory are located in our distribution facilities, and any significant disruption of these centers’ operations would hurt our ability to make timely delivery of our products.

We conduct all of our fulfillment operations from our distribution facilities in New Jersey and Washington. Our primary distribution center in New Jersey houses all of our product inventory, except for our vision products, which are housed at our facility in Ferndale, Washington. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable event at either of these facilities, and in particular our primary distribution center in New Jersey, would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a fire, natural disaster or other catastrophic event were to destroy a significant part of our either of these facilities, and in particular our New Jersey facility, or interrupt our operations for any extended period of time, our business, financial condition and operating results would be harmed.

If we are unable to optimize management of our distribution centers, we may be unable to meet customer demand.

Our ability to meet customer demand may be significantly limited if we do not successfully operate our distribution and fulfillment centers. Because it is difficult to predict sales volume, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, warehousing, fulfillment or distribution capacity. In addition, failure to effectively control product damage and shrinkage through effective security measures and inventory management practices could adversely impact our operating margins. Our margins may also be affected if we are unable to obtain products from manufacturers and wholesalers on favorable terms. In addition, if we need to increase our distribution capacity sooner than anticipated, such expansion would require additional financing that may not be available to us on favorable terms when required, or at all.

Under our agreement with GNC, we maintain GNC’s inventory in our primary distribution center, thereby increasing the complexity of tracking inventory in and operating our distribution center. Our failure to properly handle GNC’s inventory would result in unexpected costs and other harm to our business and reputation.

Any errors in filling or packaging the prescription drugs or contact lenses we dispense may expose us to liability and negative publicity.

Errors relating to prescriptions, dosage and other aspects of the medication and contact lens dispensing process may produce liability for us that our insurance may not cover. Because we distribute pharmaceutical products and contact lenses directly to the consumer, we are one of the most visible participants in the distribution chain and therefore have increased exposure to liability claims.

Our pharmacists are required by law to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists. Our pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effects. This counseling is in part accomplished through e-mails to our customers and inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present or may not have provided us with all relevant information. Although we also post product information on our Web site, customers may not read this information. Providing information on pharmaceutical and other products creates the potential for claims to be made against us for negligence, personal injury, wrongful death, product liability, malpractice, invasion of privacy or other legal theories based on our product or service offerings. Our general liability, product liability and professional liability insurance may not cover potential claims of this type or may not be adequate to protect us from all liabilities that may be imposed if any such claims were to be successful.

Errors by either us or our competitors may also produce significant adverse publicity either for us or for the entire online pharmacy and vision industry. Because of the significant amount of press coverage on Internet retailing and online pharmacies, we believe that we are subject to a higher level of media scrutiny than other pharmacy product channels. The amount of negative publicity that we or the online pharmacy or vision industries receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by other pharmacies or eye care professionals making similar mistakes. We have no control over the pharmacy practices of our competitors, and we cannot ensure that our pharmacists or our prescription processing will be able to operate without error. We believe customer acceptance of our online shopping experience is based in large part on consumer trust, and negative publicity could erode such trust or prevent it from growing. This could result in an immediate reduction in the amount of orders we receive and adversely affect our revenue growth and harm our business and operating results.

We have grown very rapidly, and we need to manage changing and expanding operations.

We have rapidly and significantly expanded our operations and anticipate that we will continue to expand. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process. Before joining us, many of our senior management had no prior senior management experience at public companies, and our executive officers have limited management experience in the healthcare or retail drugstore industry. If we are unable to continue to improve our transaction-processing, operational, financial and managerial controls and reporting systems and procedures, to expand, train and manage our work force, we will be unable to increase gross margins and achieve profitability.

Expanding the breadth and depth of our product and service offerings is expensive and difficult, and we may receive no benefit from our expansion.

We intend to expand the breadth and depth of our product and service offerings by promoting new or complementary products or sales formats. Expansion of our offerings in this manner could require significant additional expenditures and could strain our management, financial and operational resources. For example, we may need to incur significant marketing expenses, develop relationships with new fulfillment partners or manufacturers or comply with new regulations. We may be unable to expand our product and service offerings or sales formats in a cost-effective or timely manner, and any new offerings or formats may not generate satisfactory revenues to offset the costs involved. Furthermore, any new product or service offering or sales format that is not favorably received by consumers could damage the reputation of our brand. A lack of market acceptance of such efforts or our inability to generate sufficient revenues to offset the cost of expanded offerings could harm our business. In addition, our agreement with Amazon.com contains prohibitions that limit our ability to sell products and services in markets that are competitive with some of those offered by Amazon.com. This restriction could limit our flexibility and ability to expand our product and service offerings.

Our relationship with Rite Aid involves many risks and may restrict our ability to promote, contract with, or operate traditional retail stores.

In June 1999, we entered into a series of agreements with Rite Aid. These agreements involve many aspects of our respective businesses and the operation of our respective Web sites, the fulfillment of orders and the extension of Rite Aid’s insurance relationships to cover prescriptions processed by us. This type of arrangement is complex and requires substantial effort and attention to operate successfully. As a result, there are many risks related to our relationship with Rite Aid, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the risk that the overall arrangement will not meet the parties’ objectives. In the event that we do not realize the intended benefits of this relationship, we will have expended a great deal of time and effort that could have been directed to more beneficial activities. In addition, customer perceptions and our business may be adversely impacted if this relationship is not successful.

While Rite Aid has committed to promoting drugstore.com in its stores and in its advertising, we do not control the choice of ads in which we are featured, and this form of advertising may not result in additional drugstore.com customers. While our relationship with Rite Aid substantially broadens our ability to provide prescription medications to consumers with insurance reimbursement plans, it may not allow all of our potential customers to purchase these medications from drugstore.com and receive insurance reimbursement, which could adversely affect consumer perceptions and our revenues. We have agreed not to promote any other traditional chain drugstore or operate one ourselves. We have also agreed not to contract with another traditional retail store to fill pharmacy product orders we receive unless a Rite Aid store is not conveniently located nearby. These restrictions could limit our flexibility and ability to grow our business if our relationship with Rite Aid does not proceed successfully.

Our relationship with Amazon.com may restrict some of our activities.

Our relationship with Amazon.com may restrict our activities. We entered into a technology license and advertising agreement with Amazon.com in August 1998 and an e-commerce agreement in September 2003. Under the latter agreement, we are a nonexclusive wholesaler and fulfillment provider for certain products sold by Amazon.com on its Web site. We are restricted from promoting on our Web site any company that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market. If we were acquired by a competitor of Amazon.com and Amazon.com did not vote in favor of the transaction, we would lose our rights to use Amazon.com’s technology, if we were then using any. We may not assign the technology license and advertising agreement without Amazon.com’s consent. The potential loss of these rights could inhibit offers to acquire us.

In addition, Amazon.com beneficially owns approximately 16.8% of our outstanding stock, and Jeffrey P. Bezos, Amazon.com’s chairman of the board, president and chief executive officer, is serving as Amazon.com’s designee on our board of directors. Therefore, Amazon.com is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Because Amazon.com owns a significant percentage of our capital stock, furthermore, competitors of Amazon.com or other potential acquirers could decide not to merge with or acquire us. In addition, in the case of a potential acquisition of drugstore.com by another party, Amazon.com’s substantial equity stake in drugstore.com could prevent the tax-free treatment of an acquisition, making drugstore.com a less attractive acquisition candidate.

If we fail to maintain or enhance our strategic relationships to help promote our Web site and expand our product offerings, our development could be hindered.

We believe that our strategic relationships with Rite Aid, Internet portals and third-party distributors are critical to attract customers, facilitate broad market acceptance of our products and the drugstore.com brand and enhance our sales and marketing capabilities. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners. Our business could be harmed if any of our strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under our agreements.

We face uncertainty related to pharmaceutical costs and pricing, which could affect our revenues and profitability.

Pharmacy sales accounted for 55% of our total sales in fiscal year 2003. Sales of our pharmacy products depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, HMOs, PBMs and other organizations. These organizations are increasingly challenging the price and cost-effectiveness of medical products and services. The efforts of third-party payors to contain costs often place downward pressures on profitability from sales of prescription drugs. In addition, we cannot be certain that our products or services will be considered cost effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize a profit.

The addition of the Medicare prescription drug benefit under the DIMA could affect our profitability. Under the new prescription drug discount card program, which will begin in 2004, discount card sponsors may seek to exert downward pressure on payments to pharmacies to reduce costs. The prescription drug benefit for Medicare beneficiaries, which will take effect in 2006, will likely increase the number of seniors with prescription drug coverage and possibly reduce the number of customers who self-pay for their prescription drugs. Moreover, the DIMA calls for significant changes to the formulas Medicare program uses to calculate its payments for prescription drugs, as well as introduction of managed care elements and changes to the administration of the drug benefit. When fully implemented, these changes could exert downward pressure on prescription drug prices and payments by the government, even as the number of seniors who utilize the Medicare benefits to pay for prescription drugs increases. All of these factors could adversely impact our drug prices and dispensing fees, and ultimately could reduce our profit margins.

In addition, our revenues from prescription drug sales may also be affected by health care reform initiatives of federal and state governments, including proposals designed to address other government programs, prescription drug discount card programs, changes in programs providing for reimbursement for the cost of prescription drugs by third-party payors and regulatory changes related to the approval process for prescription drugs. Such initiatives could lead to the enactment of additional federal and state regulations that may adversely impact our prescription drug sales.

Our growth strategy depends in part on our ability to acquire complementary or strategic businesses. Any such acquisitions could result in dilution, operating difficulties, difficulties in integrating acquired businesses and other harmful consequences.

We intend to acquire, and have acquired, complementary or strategic businesses, technologies, services and/or products as part of our strategy to increase our net sales and customer base. For example, in 2003 we acquired CNS and Vision Direct and we are currently integrating both of them into our business. The process of integrating CNS, Vision Direct and any other acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company, including each of CNS and Vision Direct, also requires significant management resources that would otherwise be available for operation, ongoing development and expansion of our business. To the extent we miscalculate our ability to integrate and properly manage acquired business, we may have difficulty in achieving our operating and strategic objectives. In addition, we may not realize the anticipated benefits of any acquisition or we may depend on the continued service of acquired personnel who could choose to leave.

We may be unable to identify suitable acquisition opportunities and to negotiate and complete acquisitions on favorable terms, or at all. In addition, any future acquisitions may require substantial capital resources and we may need to obtain additional capital or financing, from time to time, to fund these activities. This could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business, financial condition and results of operation. Sufficient capital or financing may not be available to us on satisfactory terms, or at all.

Our computer and communications systems are vulnerable to system interruption, damage or security breaches, which could harm our operations and reputation could be harmed.

Our ability to receive and fulfill orders successfully is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. We experience periodic system interruptions that make our Web sites inaccessible to our customers and prevent us from efficiently fulfilling orders or providing services to third parties. To minimize future system interruptions, we continually need to add software and hardware and improve our systems and network infrastructure to accommodate both increased traffic on our Web sites and increased sales volume. To the extent we are unable to do so, systems interruptions may reduce customer satisfaction and thus affect our sales.

Our systems and operations, and those of our suppliers, are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, failure in the Internet backbone service providers, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events. Any of these events could lead to system interruptions, service delays and loss of critical data and could prevent us from accepting and fulfilling customer orders. Any significant interruption in the availability or functionality of our Web sites or customer processing, distribution or communications systems, for any reason, could seriously harm our business, financial condition and operating results. While we do have backup systems for certain aspects of our operations, we do not have fully redundant backup systems or a formal disaster recovery plan. Our business interruption insurance may be inadequate to compensate for all losses that may occur.

We retain confidential customer and patient information in our distribution centers. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. A material security breach could damage our reputation or result in substantial liability to us.

Governmental regulation of our business could require significant expenditures, and failure to comply with certain regulations could result in civil and criminal penalties.

Our business is subject to extensive federal, state and local regulations. For example, entities engaging in the practice of pharmacy are subject to federal and state regulatory and licensing requirements and the U.S. FDA regulates advertising and promotion of, among other things, prescription drugs, OTC products and medical devices. We are also subject to extensive regulation relating to confidentiality, storage, and release of patient records. As we expand our product and service offerings and more non-pharmaceutical products become subject to FDA and other regulation, more of our products and services will likely be subject to regulation. Complying with regulations is time consuming, burdensome and expensive and could delay our introduction of new products or services. Regulations in these areas often require subjective interpretation, and we cannot be certain that our attempts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including suspension or revocation of our licenses or registrations, seizure of our inventory or monetary fines, which could adversely affect our business, financial condition or operating results. Legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to the electronic access to patient records and disclosure requirements for Internet pharmacies. In addition, state legislatures may add or amend legislation related to the regulation of nonresident pharmacies. Compliance with new laws or regulations could increase our expenses or lead to delays as we adjust our Web sites and operations.

We are subject to increasing regulation relating to privacy and the use of personal user information. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. In addition, several states have proposed legislation that would limit the uses of personal, user information gathered online or require online services to establish privacy policies. The FTC has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would extend online privacy protections to adults. Moreover, proposed legislation in the United States and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages and may otherwise have material adverse effect on our business, results of operations and financial condition.

In addition, because our Web site is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business.

We cannot be certain that we will be able to protect our intellectual property, and we may be found to infringe proprietary rights of others, which could harm our business, brand and reputation.

Our success depends in substantial part on our proprietary rights, including our technology, copyrights, trademarks, service marks, trade dress, trade secrets and similar intellectual property. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, however, unauthorized parties may attempt to copy, obtain and use information that we regard as proprietary, such as our sales formats, the technology used to operate our Web site, our Web site content and our trademarks. In addition, the laws of many countries do not protect our proprietary rights to the same extent as the laws of the United States.

We have filed applications for U.S. trademark registrations for our mark “drugstore.com” and certain other trademarks and have filed applications for patents. We may be unable to secure these registrations or patents, which could negatively affect our business. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. If we were unable to protect or preserve the value of our trademarks, patents, copyrights, trade secrets or other proprietary rights for any reason, our business would be harmed.

Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names or to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding or other efforts to protect our intellectual property could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Third parties may also assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights held by them, whether or not such claims have merit. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claims, whether they are with or without merit or are determined in our favor, could be time-consuming, result in costly litigation, divert the attention of our management, cause service upgrade delays and harm our business or operating results. Furthermore, as a result of infringement claims we may be required to enter into costly royalty or licensing agreements, which may not be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to obtain suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, our business could be adversely affected.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that such licensees maintain the quality of the drugstore.com product brand, we cannot ensure such licensees will not take actions that might hurt the value of our proprietary rights or reputation.

We may not be able to protect our domain names in all countries or against all infringers, which could decrease the value of our brand name and proprietary rights.

We currently hold the Internet domain names “drugstore.com,” “beauty.com,” “visiondirect.com,” and various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not acquire or maintain our domain names in all of the countries in which we may seek to conduct business. In addition, regulations governing domain names may not protect our trademarks and similar proprietary rights. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe or otherwise decrease the value of our brand name, trademarks and other proprietary rights.

We may be subject to product liability claims if people or property are harmed by the products we sell.

Some of the products we sell may expose us to product liability claims relating to personal injury, death or property damage caused by such products and may require us to take actions such as product recalls. Any such product liability claim or product recall may result in adverse publicity regarding us and the products we sell, which may harm our reputation. If we are found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could harm our business. Some of our vendors do not indemnify us against product liability. Further, our liability insurance may not be adequate to protect us from all liability that may be imposed as a result of such claims, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Any imposition of product liability that is not covered by vendor indemnification or our insurance could harm our business, financial condition and operating results.

We may face liability for content on our Web site.

Because we post product information and other content on our Web site, we face potential liability for negligence, intellectual property infringement, defamation, indecency and other claims based on the nature and content of the materials that we post. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed. Any imposition of liability that is not covered by our insurance or is in excess of our insurance coverage could harm our business, financial condition and operating results.

Our officers, directors and certain existing stockholders control the majority of our common stock, which could discourage an acquisition of drugstore.com or make removal of incumbent management more difficult.

Executive officers, directors and entities affiliated with them beneficially own more than 51% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, because Amazon.com beneficially owns approximately 16.8% of our outstanding stock, Amazon.com is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We may be unable to obtain additional capital we need in the future to support our growth.

Our available funds may not be sufficient to meet all of our long-term business development requirements, and we may seek to raise additional funds through public or private debt or equity financings. Any additional financing that we may need may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our strategic flexibility or ability to develop and grow our business may be significantly limited.

We depend on continued use of the Internet and growth of the online drugstore market.

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

Further, the online market for drugstore products is still developing. The market is significantly less developed than the online market for books, auctions, music, software and other consumer products. Even if use of the Internet and electronic commerce continues to increase, the rate of growth, if any, of the online drugstore market could be significantly less than the online market for other products. Our rate of revenue growth could therefore be significantly less than other online merchants.

If we are required to collect sales and use taxes on the products we sell in additional jurisdictions, we may be subject to liability for past sales and our future sales may decrease.

In accordance with current industry practice and our interpretation of current law, we do not currently collect sales and use taxes or other such taxes with respect to shipments of goods into states other than Washington. The operation of our affiliated distribution centers, the operations of any future distribution centers and other aspects of our evolving business may, however, result in sales and use tax collection obligations. One or more states may seek, either through unilateral action or through federal legislation, to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do. Moreover, one or more states could begin to impose sales taxes on sales of prescription products, which are not generally taxed at this time. If so, customers who order prescriptions at our Web site and pick them up at a Rite Aid store would be required to pay sales tax. For example, the revenue agency of the State of New Jersey, where our affiliated distribution center is located, has asserted that we owe state sales tax on certain of our prior sales to New Jersey residents from January 3, 2000 to December 29, 2002. We have not paid the amount of back sales tax that is being asserted and are currently appealing the assessment of back sales tax in the Tax Court in New Jersey. If we are unsuccessful in our appeal or if one or more other states successfully asserts that we should collect sales and use or other taxes on the sale of our products, it could result in substantial tax liabilities for our past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business, financial condition and operating results.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in states other than Washington. The imposition of various taxes upon Internet commerce by state and local governments could create significant administration burdens for us, decrease our future sales and adversely affect our cash flow and operating results.

If we do not respond to rapid technological changes, our services could become obsolete and our business would be seriously harmed.

As the Internet and online commerce industry evolve, we must license technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our Web stores, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. Failure to successfully and timely do so could adversely impact our ability to build the drugstore.com brand and attract and retain customers.

Governmental regulation of the Internet and data transmission over the Internet could affect our business.

We are subject to the same federal, state and local laws generally applicable to businesses, as well as those directly applicable to companies conducting business online, including consumer protection laws, user privacy laws and regulations prohibiting unfair and deceptive trade practices. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. Under federal and state financial privacy laws and regulations, we must provide notice to our customers of our policies on sharing nonpublic information with third parties, must provide advance notice of any changes to our privacy policies and, with limited exceptions, must give consumers the right to prevent sharing of their nonpublic personal information with unaffiliated third parties. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, user privacy, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability of existing laws to the Internet relating to issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, U.S. and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. These restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business, operating results and financial condition.

Our stock price is likely to continue to fluctuate, which could result in substantial losses for investors.

The market price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a number of factors, including those describe in this annual report, some of which are beyond our control, and these fluctuations could result in substantial losses for investors. In addition, future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both.

The trading price of our company stock is significantly lower than our initial public offering price, and it is unlikely that investors will be able to resell their shares of our common stock at or above the initial offering price. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We have been named in such stockholder class action suits and may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and operating results.

Available Information

We file with and furnish to the Securities and Exchange Commission, or SEC, periodic reports, proxy and information statements and other information. We make available, free of charge, on our Web site at http://www.drugstore.com (under Corporate Information), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our SEC filings are also posted on the SEC’s Web site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Materials that we file with the SEC are also available at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Bellevue, Washington, where we lease approximately 55,000 square feet under a lease that expires in July 2005. Our primary distribution facility is located in Swedesboro,

New Jersey, where we lease approximately 290,000 square feet under a lease that expires in December 2010, with options to renew for two additional five-year periods.

Vision Direct’s executive offices are located in Vancouver, British Columbia, Canada, where we lease approximately 4,000 square feet under a lease that expires in September 2008. The Vision Direct customer care center is located in Halifax, Nova Scotia, Canada, where we lease approximately 11,500 square feet under a lease that expires in March 2011. The distribution facility for Vision Direct is located in Ferndale, Washington, where we lease approximately 16,600 square feet under a lease that expires in July 2008, with an option to renew for an additional five-year period.

We believe that our facilities provide sufficient capacity to meet our demands for the foreseeable future, are being appropriately utilized and have sufficient production capacity for their present intended purposes. Management reviews our anticipated requirements for facilities and the costs and benefits associated with new facilities and, based on that review, may adjust our facilities needs.

ITEM 3.	LEGAL PROCEEDINGS

See Note 7 of our consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part IV, Item 15 of this annual report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

Our common stock has been quoted on the Nasdaq National Market under the symbol “DSCM” since our initial public offering on July 27, 1999. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 28, 2003
First Quarter	$4.23	$1.99
Second Quarter	$6.29	$3.33
Third Quarter	$9.19	$4.53
Fourth Quarter	$8.90	$4.90

	High	Low
Fiscal Year Ended December 29, 2002
First Quarter	$4.53	$1.68
Second Quarter	$3.05	$2.01
Third Quarter	$2.98	$1.38
Fourth Quarter	$2.47	$1.21

Holders

On March 1, 2004, the reported last sale price of our common stock on the Nasdaq National Market was $5.96 per share. As of March 1, 2004, there were approximately 846 holders of record of our common stock, although there is a much larger number of beneficial owners.

Dividends

We have never declared or paid cash or stock dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On December 8, 2003, in connection with our acquisition of Vision Direct, we issued to the shareholders, warrantholders and optionholders of Vision Direct, or the Vision Direct sellers, an aggregate of 6,830,601 shares of our common stock having a fair value of $45.7 million, paid the Vision Direct sellers $10 million in cash, and incurred related transaction costs. The issuance of the shares of common stock as part of the consideration for the acquisition of Vision Direct was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering.

On August 12, 2003, in connection with our acquisition of Acumins, Inc., we issued to the shareholders of Acumins an aggregate of 100,000 shares of our common stock having a fair value of $496,000. The issuance of the shares of common stock as consideration for the acquisition of Acumins was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering.

On April 28, 2003, in connection with our acquisition of CNS, we issued to the members of Concept Development LLC, or the CNS sellers, 635,593 shares of our common stock having a fair value of $2.5 million, paid the CNS sellers $1.5 million in cash and incurred related transaction costs. The issuance of the shares of common stock as part of the consideration for the acquisition of CNS was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended
	2003	2002	2001	2000	1999
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$245,733	$193,908	$145,258	$109,979	$34,848
Loss before extraordinary gain and cumulative effect of changes in accounting principles(1)	(18,649)	(41,429)	(286,204)	(193,015)	(115,831)
Extraordinary gain on renegotiation of equity guarantee	—	—	7,500	—	—
Cumulative effect of changes in accounting principles(1)	—	(8,905)	(4,121)	—	—

Net loss	$(18,649)	$(50,334)	$(282,825)	$(193,015)	$(115,831)

Basic and diluted loss per share:
Prior to extraordinary gain and cumulative effect of changes in accounting principles(1)	$(0.27)	$(0.61)	$(4.33)	$(3.56)	$(6.13)
Extraordinary gain	—	—	0.11	—	—
Cumulative effect of changes in accounting principles(1)	(0.27)	(0.13)	(0.06)	—	—

	$(0.27)	$(0.74)	$(4.28)	$(3.56)	$(6.13)

Weighted average shares outstanding used to compute basic and diluted loss per share	69,148,872	67,762,667	66,024,855	54,212,080	18,880,969

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$43,572	$61,867	$78,756	$129,888	$132,754
Cash dividends declared per common share	—	—	—	—	—
Working capital	32,043	54,433	80,816	134,088	106,960
Total assets	184,412	128,504	171,298	458,523	395,708
Capital lease obligations, less current portion	600	452	638	2,399	2,687
Total stockholders’ equity	$128,218	$93,940	$141,851	$411,989	$350,749

(1)	See Notes 1 and 2 in the notes to our consolidated financial statements included in Part IV, Item 15 of this annual report for details regarding the cumulative effects of change in accounting principles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this annual report.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this annual report are forward-looking. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from those stated or implied in the forward-looking statements for a variety of reasons, including, among others, the rate of growth of the economy in general, the Internet and online commerce, customer spending patterns, our ability to attract and retain customers, the mix of products sold to customers, the anticipated benefits and risks of our key strategic relationships, risks of inventory management, seasonality, the future value of our common stock, the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets, potential government regulation, and our future capital requirements and the ability to meet those capital needs. These and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the following discussion and in the section entitled “Business—Factors That May Affect Our Business” in Part I, Item 1 of this annual report. Forward-looking statements are made on the basis of management’s views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. There can be no assurance that our expectations will necessarily come to pass.

We operate on a retail calendar. References in the following discussion to yearly periods are to fiscal years, unless the context indicates otherwise. For example, “2003” refers to the fiscal year ended December 28, 2003.

Overview

drugstore.com, inc. is a leading provider of online health, beauty, wellness, personal care, vision and pharmacy solutions. We believe that our Web stores, including those located on the Internet at www.drugstore.com, www.beauty.com and www.visiondirect.com, offer a better way for consumers to shop for these products. We operate primarily in the United States and Canada, but our products are available to consumers worldwide.

Business Segments; Growth Strategies.    As a result of our acquisition of Vision Direct and our current growth strategies within our pharmacy product category, we have organized our business into four primary business segments: mail-order pharmacy, local pick-up pharmacy, over-the-counter, or OTC, and vision. The organization of our business into these four distinct segments allows our management to gain a comprehensive financial view of each of our key businesses and our business as a whole. In addition, this segmentation better allows us to align strategies in operations, marketing and customer care to optimize the overall customer experience, within each segment and across all segments, and maximize growth.

•	Mail Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, that are ordered online or over the telephone at the www.drugstore.com Web store and delivered to customers through our mail order facility. We obtain our inventory through Rite Aid as part of our ongoing relationship. We market to and serve cash-paying and insurance-covered individuals and also serve as an independent, online solution for low-cost mail-order prescription services. We are currently a mail-order prescription drug provider for seven PBMs and intend to focus our 2004 marketing efforts on establishing broader relationships with those PBMs and expanding our services to additional PBMs. In 2004, we anticipate that our growth in this segment will substantially depend on our ability to grow prescription volumes through these efforts.

•	Local Pick-up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills ordered online or over the telephone at our www.drugstore.com Web store and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our growth in this segment will depend on our ability to leverage our relationship with Rite Aid through marketing in in-store Rite Aid receipts, weekly Rite Aid advertising circulars and email advertising. In 2004, we expect that local pick-up pharmacy will be our slowest-growing segment, as we focus the majority of our company-wide marketing efforts on our higher-margin OTC and vision segments.

•	Over-the-Counter (OTC). Our OTC segment (also known as non-pharmaceutical) includes all non-prescription products sold through our www.drugstore.com and www.beauty.com Web stores and through our subsidiary CNS at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com and www.pritikin@home.com. We source our OTC products from various manufacturers and distributors. We believe that growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including a broad selection of basic necessity items as well as hard-to-find specialty items, that incents them to return to our Web sites and make repeat, replenishment and impulse purchases.

•	Vision. Our vision segment was created as a result of our acquisition of Vision Direct in December 2003. The vision segment includes contact lenses and vision products sold by Vision Direct through its Web sites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We purchase our contact lens and vision products inventory directly from various manufacturers and other distributors. Consumer demand for a wide variety of contact lenses, including daily wear, disposables, toric, and cosmetic lenses, is growing, and we believe that growth in this segment will depend on our ability to take advantage of this trend and to successfully integrate Vision Direct into our business. We intend to grow sales in this segment by implementing an aggressive pricing and customer acquisition strategy.

Revenues.    We generate revenue primarily from product sales and shipping fees. In 2003, we reported consolidated total net sales of $245.7 million, which reflected a $51.8 million, or 27%, increase over 2002. Improved performance in our OTC business segment, in which net sales grew by $28.9 million, or 36%, in 2003 contributed substantially to our growth in total net sales for the year. Of this OTC growth, $23.7 million was organic growth, which we believe was aided by our ongoing customer loyalty programs, Everyday Free Shipping, drugstore.com Dollars and Diamond Deals, and $5.2 million was due to our acquisition of CNS. Growth in our local pick-up pharmacy segment also contributed significantly to our growth in total net sales. Net sales in this segment increased by $17.7 million, or 26%, in 2003 compared to 2002. Over the course of the year, we saw the growth rate of this segment decline as we began to redirect and focus our marketing dollars on our higher-margin OTC business. Finally, our mail-order pharmacy segment and our vision segment (which was created in December 2003) contributed $2.9 million and $2.3 million, respectively, to the growth in our total net sales in 2003. Assuming that we are able to successfully implement our growth strategies, successfully integrate Vision Direct and CNS into our business and manage our expenses, among other things, we anticipate total net sales in 2004 in the range of $360 million to $390 million, up $114 million to $144 million from 2003. We expect our 2004 growth to benefit from a full year’s net sales by Vision Direct and CNS.

Expenses.    Our operating expenses, including cost of goods sold, declined as a percentage of net sales from 122% in 2002, to 108% in 2003. This decline resulted from our efforts to reduce our cost of goods as a percentage of total net sales by increasing our mix of higher-margin OTC products relative to lower-margin pharmacy products. The decline in operating expenses as a percentage of total net sales was also due to increased efficiency in our marketing spending, which resulted in a decrease of $10, or 36%, in our sales and marketing expenses per new customer acquired in 2003 compared to 2002. In addition, increased utilization of our primary distribution center reduced our fulfillment expenses to 11.8% of total net sales in 2003, down from 13.8% in 2002. We also reduced technology expenses by $3.6 million and held general and administrative and other operating expenses relatively flat in 2003.

Net Loss; Cash Position.    The combination of our revenue growth and cost containment efforts resulted in a year-over-year decline in our net loss of 63%, or $32 million, to $18.6 million in 2003. We ended 2003 with over $43.6 million in cash and marketable securities and no debt. Uses of cash in 2003 included the expenditure of an aggregate of $11.5 million in connection with the acquisitions of Vision Direct and CNS. Assuming that we are able to implement our growth initiatives, increase sales and continue to reduce total expenses as a percentage of sales, we anticipate net losses in 2004 to decline to the range of $13.5 million to $9.5 million. Although we expect a net loss for 2004, we do not expect our cash balance to decline significantly in 2004 because we anticipate that a substantial portion of our 2004 net loss will reflect non-cash expenses, such as amortization and depreciation.

Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies, that involve the use of estimates, judgments and assumptions that are significant to understanding our results. Additional information about our significant accounting policies is included in Note 1 of our consolidated financial statements included in Part IV, Item 15 of this annual report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition and results of operations.

Revenue Recognition

Revenues from sales of products delivered to customers (net of promotional discounts, cancellations, rebates and returns allowances) are recorded when the products are shipped and title passes to the customer. Products are considered shipped upon delivery to the common carrier, at which time both title and risk of loss are transferred as pursuant to our contracts with our carriers. This arrangement is commonly referred to as “F.O.B. Shipping Point.” Return allowances, which reduce product sales by our best estimate of expected product returns, are estimated using historical experience. If our estimate of return allowances is too high, our revenues will be understated; if our estimate of these allowances is too low, our revenues will be overstated. Product returns, and differences between our estimates and actual returns, have not been significant historically.

Revenues from sales of certain pharmaceutical products ordered through our drugstore.com Web store for pick-up at a Rite Aid store are recognized when the customer collects the product. In these circumstances, we utilize Rite Aid as a fulfillment partner. According to the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record revenues in our local pick-up pharmacy segment on a gross basis, because we believe we act as a principal, based on the fact that, among other things, we bear both credit risk and inventory risk associated with these sales.

Periodically, we provide incentive offers to our customers to encourage purchases. Such offers include discounts on specific current purchases, which we refer to as Diamond Deals, or future rebates based upon a percentage of the current purchase, which we refer to as drugstore.com Dollars, and similar offers. Diamond Deals, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in net sales. Rebates we offer are treated as a reduction to sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers. Historically, our redemption rates, which are adjusted quarterly, have not differed materially from our estimates.

Inventories

We value our inventory at the lower of cost (using the weighted-average cost method) or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a reserve for shrinkage and slow-moving, damaged and expired inventory, which is recorded as the difference between the cost of the inventory and the estimated market value based on management’s assumptions about future demand for the products we offer and market conditions. We use a variety of methods to reduce the quantity of slow-moving inventory, including reducing sales prices on our Web sites, negotiating returns to vendors, and liquidating inventory through third parties. If our estimates of future product demand or our assumptions about market conditions are inaccurate, we will understate or overstate the provision required for excess and obsolete inventory. Historically, the market value of our inventory has not differed materially from our estimates.

Goodwill

In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangibles, we do not amortize goodwill but instead test for impairment at least annually. We test for impairment at the beginning of the fourth quarter or whenever indicators of impairment exist. The first phase of the test screens for impairment and the second phase (if necessary) measures for impairment. The first phase is performed by comparing the fair value of the applicable reporting unit to its carrying value. Fair value is determined using a discounted cash flow methodology. If our estimates of revenue growth or future cash flows prove to be inaccurate, we may have a future impairment of goodwill.

Acquisitions

International Vision Direct Corp.

On December 8, 2003, we acquired Vision Direct, a privately held Internet retailer of contact lenses. Under the terms of the acquisition agreement, we acquired Vision Direct for $56.6 million in aggregate consideration, comprised of $10 million in cash and 6,830,601 shares of common stock having an aggregate fair value of $45.7 million, and related transaction costs. The value of the common stock issued in connection with the acquisition was determined using the six-day average of the closing prices of our common stock on the two days prior to, the day of, and the three days following November 3, 2003, the date we announced the acquisition. 50% of these shares are being held in escrow for the duration of a contingency period that expires on June 30, 2004.

In accordance with the requirements of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS 141, we accounted for this acquisition using the purchase method of accounting. Results of Vision Direct’s operations are included in our consolidated statement of operations beginning December 9, 2003. To date, we have incurred total acquisition costs related to Vision Direct of $56.6 million, which include the following (amounts in thousands):

Fair value of common stock issued	$45,697
Cash paid at closing	10,000
Other transaction costs	866

Total acquisition costs capitalized	$56,563

We engaged a third-party appraiser to assist management in performing a valuation of intangible assets acquired in the transaction. Based on the results of this valuation, we allocated a total of $11.3 million to intangible assets, which consists of $5.6 million for Vision Direct’s trade name and trademarks, $3.5 million for an installed customer base, $1.0 million for non-compete agreements and $1.2 million for Vision Direct’s agreement with Vistakon, a division of Johnson & Johnson Vision Care, Inc. The identifiable intangible assets have been recorded with useful lives ranging from two to three years. The excess of capitalizable costs over the fair values of all identifiable assets acquired amounts to $44.7 million of goodwill as of December 28, 2003.

Amounts included in other transaction costs include severance paid to Vision Direct employees to whom we did not offer continuing employment following the acquisition, legal, accounting and other professional fees. Further adjustments to the Vision Direct purchase price are possible based on resolution of contingencies. Any such further costs will increase the value of goodwill identified on the face of our condensed consolidated balance sheet.

The following table presents the amounts assigned to each major asset and liability category as a result of the Vision Direct acquisition, as of December 8, 2003 (amounts in thousands):

Current assets	$6,134
Fixed assets	978
Intangible assets	11,300
Goodwill	44,673
Liabilities	(6,522)

Net assets acquired	$56,563

Acumins, Inc.

On August 12, 2003, we acquired all of the outstanding shares of Acumins, Inc. and all of Acumins’ existing assets and liabilities, including a patent for diagnosis and interpretation methods and apparatus for a personal nutrition program. No other assets or liabilities of significant value resulted from the acquisition. In connection with the acquisition, we issued 100,000 shares of our common stock having an aggregate fair value of $496,000. The fair value was determined using a six-day average of the closing prices of our common stock on the two days prior to, the day of, and the three days following the date of the acquisition. We have accounted for this acquisition as an addition to intangible patents, and will amortize the patent over its useful life.

Custom Nutrition Services

On April 28, 2003, we acquired Concept Development, LLC, conducting business under the name Custom Nutrition Services, a privately held company providing personalized nutrition services to consumers. Under the terms of the acquisition agreement, we acquired CNS for $4.3 million in aggregate consideration, comprised of $1.5 million in cash, 635,593 shares of our common stock having an aggregate fair value of $2.5 million (45,000 shares of which we later recovered from escrow), and related transaction costs. The value of the common stock issued in connection with the transaction was determined using the six-day average of the closing prices of our common stock on the two days prior to, the day of, and the three days following April 29, 2003, the date on which we announced the acquisition. These shares were held in escrow for the duration of a contingency period that expired in December 2003. The acquisition agreement also provides for the payment by drugstore.com of additional purchase consideration of up to $10 million, payable over three years from the date of the acquisition, based on the future attainment of specific performance targets by the CNS business. To date, no amounts have been paid to the sellers of the CNS business under this earn-out provision.

In accordance with the requirements of SFAS 141, we accounted for this acquisition using the purchase method of accounting. Results of CNS’s operations are included in our consolidated statement of operations beginning April 29, 2003. To date, we have incurred total acquisition costs related to the CNS transaction of $4.3 million, which include the following (amounts in thousands):

Fair value of common stock issued	$2,526
Cash paid at closing	1,475
Adjustments to purchase price	(223)
Other transaction costs	520

Total acquisition costs capitalized	$4,298

We engaged a third-party appraiser to assist management in performing a valuation of intangible assets acquired in the transaction. Based on the results of this valuation, we allocated a total of $3.3 million to intangible assets, which consists of $3.2 million in contract-based intangibles and $130,000 for a technology-based intangible asset. The identifiable intangible assets have been recorded with useful lives ranging from four to five years. The excess of capitalizable costs over the fair values of all identifiable assets acquired amounts to $2.7 million of goodwill as of December 28, 2003.

Amounts included in other transaction costs include severance paid to CNS employees to whom we did not offer continuing employment following the acquisition, legal, accounting and other professional fees, and contract and lease buyouts relating to assets that will no longer be utilized for the operation of the business. During the quarter ended September 28, 2003, goodwill decreased by $171,000 based primarily on the favorable settlement of CNS lease liabilities. During the quarter ended December 28, 2003, we settled additional liabilities that resulted in our recovery of 45,000 shares of our common stock from the CNS escrow, which reduced goodwill by $223,000. Further adjustments to the purchase price are possible, based on the resolution of certain remaining liabilities from existing CNS contracts. Any such further costs will increase the value of goodwill that is identified on the face of our condensed consolidated balance sheet.

The following table presents the amounts assigned to each major asset and liability category as a result of the CNS acquisition, as of April 28, 2003 (amounts in thousands):

Current assets	$856
Fixed assets, Web site development costs and other	746
CNS contract and technology assets	3,330
Goodwill	2,710
Liabilities	(3,344)

Net assets acquired	$4,298

Results of Operations

Net Sales

	Fiscal Year 2003	% Change	Fiscal Year 2002	% Change	Fiscal Year 2001
	(in thousands, except per order data)
Net sales	$245,733	27%	$193,908	33%	$145,258
New customers	953	11%	856	19%	718
Total customer orders	3,308	17%	2,822	25%	2,257
Orders from repeat customers as a % of total orders	71%		70%		68%

Segmented net sales information:

% of net sales from mail-order pharmacy	20%		24%		29%
% of net sales from local pick-up pharmacy	35%		35%		25%
% of net sales from OTC	44%		41%		46%
% of net sales from vision	1%		N/A		N/A

Average net sales per order from mail-order pharmacy	$117	9%	$107	16%	$92
Average net sales per order from local pick-up pharmacy	$96	8%	$89	5%	$85
Average net sales per order from OTC	$55	12%	$49	7%	$46
Average net sales per order from vision	$71		N/A		N/A

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Net sales also include consignment services fees earned from our GNC arrangement, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are booked on a net basis and constitute less than 2% of total net sales in each year presented. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, billed to third parties. Sales of pharmaceutical products covered by third parties are recorded at the net amount to be received.

Total net sales, and net sales in each segment, increased in 2003, 2002 and 2001 as a result of increased order volume and growth in average net revenue per order. The total number of orders grew year over year, as a result of new customer acquisition and increases in repeat orders from existing customers. Average net sales per order increased by 7% to $74 in 2003, from $69 in 2002 and $64 in 2001, as a result of customers purchasing an increasing number of items per order.

Our net sales in the mail-order pharmacy segment were $49.2 million in 2003, $46.2 million in 2002, and $41.8 million in 2001. The total number of orders in 2003 in this segment remained relatively flat compared to 2002 and 2001. We are transitioning our growth strategy in this segment from marketing to individuals to focusing on groups of customers as we develop more PBM fulfillment relationships. Average net sales per order increased during 2003 as a result of a greater number of customers purchasing 90-day supplies.

Our net sales in the local pick-up pharmacy segment were $85.1 million in 2003, $67.4 million in 2002, and $36.4 million in 2001. The number of orders in this segment in 2003 grew by 17% to 885,000, compared to 756,000 in 2002 and 425,000 in 2001, due to direct marketing campaigns that resulted in additional customers taking advantage of the local pick-up option at Rite Aid stores. Average net sales per order grew each year as a result of increases in the average number of prescriptions per order and the average price per prescription.

Our net sales in the OTC segment were $109.2 million in 2003, $80.3 million in 2002, and $67.1 million in 2001. The number of orders in this segment in 2003 grew by 20% to 2.0 million, compared to 1.6 million in 2002 and 1.3 million in 2001, as a result of an increase in the number of new customers acquired and a growing volume of repeat orders from our customer base. Average net sales per order increased in 2003 and 2002 as a result of an increase in the average number of items per order and an increase in the average price per item. We believe that our promotional offers, such as free shipping on non-prescription orders of $49 or more, are supporting the growth in both average number of items per order and price per item sold.

Our net sales in the vision segment for the three-week period in December 2003 were $2.3 million. We acquired Vision Direct on December 8, 2003.

Repeat orders continue to increase in both absolute dollars and as a percentage of total orders as we continued to focus our marketing efforts on acquiring high-value customers. These efforts were supported by our anchor loyalty programs of Everyday Free Shipping, drugstore.com Dollars and Diamond Deals. Our total customer base increased to approximately 4.8 million customers at the end of 2003, compared to 3.2 million in 2002 and 2.4 million in 2001. This increase was due to our continued customer acquisition efforts and to the addition of approximately 600,000 Vision Direct customers who were not already drugstore.com customers.

Cost of Sales

	Fiscal Year 2003	% Change	Fiscal Year 2002	% Change	Fiscal Year 2001
	($ in thousands)
Cost of sales	$195,501	26%	$155,587	29%	$120,699
Percent of net sales	79.6%		80.2%		83.1%

Segmented cost of sales information:
mail-order pharmacy cost of sales as a % of mail-order pharmacy net sales	82.3%		83.5%		87.8%
local pick-up pharmacy cost of sales as a % of local pick-up pharmacy net sales	90.8%		90.2%		89.7%
OTC cost of sales as a % of OTC net sales	69.8%		70.0%		76.6%
Vision cost of sales as a % of vision net sales	67.0%		N/A		N/A

Total cost of sales increased in absolute dollars in 2003, 2002 and 2001 as a result of growth in net sales and increased order volume over the same periods. Cost of sales as a percentage of net sales decreased primarily as a result of the addition of higher-margin OTC items and a higher mix of total OTC orders in relation to total mail-order pharmacy and local pick-up pharmacy orders.

Cost of sales in our mail-order pharmacy segment was $40.5 million in 2003, $38.6 million in 2002 and $36.7 million in 2001. Cost of sales in our local pick-up pharmacy segment was $77.3 million in 2003, $60.8 million in 2002 and $32.6 million in 2001. We maintain and improve our product margin in the pharmacy segments through the sale of generic pharmaceutical products, which generally saves the customer money and reduces our product costs. We emphasize to our customer the cost savings of choosing to buy generic drugs and alert our customers to the anticipated release of new generic alternatives to the brand drugs they may be currently purchasing.

Cost of sales in our OTC segment was $76.2 million in 2003, $56.2 million in 2002 and $51.4 million in 2001. We continue to improve product margins in the OTC segment through a more favorable mix of product sales that include higher-margin items in specialty, seasonal and prestige beauty merchandise and customized nutritional supplements.

Shipping costs, which are included in cost of sales, continue to exceed the amount we charge customers for shipping. We expect to continue to subsidize a portion of our OTC shipping costs for the foreseeable future, through our Everyday Free Shipping program on non-prescription orders of $49 or more, as a strategy to attract and retain customers.

Cost of sales in our vision segment was $1.5 million for the last three weeks of 2003. Vision Direct charges a standard shipping charge on all orders under $99, which provides a benefit to overall gross margin.

Fulfillment and Order Processing Expense

	Fiscal Year 2003	% Change	Fiscal Year 2002	% Change	Fiscal Year 2001
	($ in thousands)
Fulfillment and order processing expense	$28,888	8%	$26,862	(5%)	$28,184
Percentage of net sales	12%		14%		19%

Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid, credit card processing fees, payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), and rent and depreciation related to equipment and fixtures in our distribution center and call center facilities. The impact of vision operations on overall expense in 2003 was nominal because we acquired Vision Direct in the last month of the year.

Fulfillment and order processing expenses increased in absolute dollars in 2003 as a result of larger order volumes. Fulfillment and order processing expenses as a percentage of net sales declined in 2003, 2002 and 2001 as greater volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expense

	Fiscal Year 2003	% Change	Fiscal Year 2002	% Change	Fiscal Year 2001
	($ in thousands)
Marketing and sales expense	$17,482	(28%)	$24,384	(33%)	$36,175
Percentage of net sales	7%		13%		25%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts, including the expense associated with our marketing agreement with Amazon.com (which was terminated in September 2003). We recognized $1.1 million in 2003, $9.1 million in 2002 and $19.0 million in 2001 in marketing and sales expense related to our marketing agreement with Amazon.com.

Marketing and sales expenses decreased both in absolute dollars and as a percentage of net sales in each of 2003 and 2002 as we replaced higher-cost legacy portal contracts with lower-cost pay-for-performance contracts in more economical channels, such as search engines. Decreases in 2002 also resulted from a decrease in television and radio advertising, promotional activities and agency and production costs. The decrease in marketing and sales expenses is also attributable to a decrease in employee-related expenses. Marketing and sales expense per new customer has decreased significantly to $18 in 2003 from $28 in 2002 and $50 in 2001.

Technology and Content Expense

	Fiscal Year 2003	% Change	Fiscal Year 2002	% Change	Fiscal Year 2001
	($ in thousands)
Technology and content expense	$8,283	(30%)	$11,868	(37%)	$18,979
Percentage of net sales	3%		6%		13%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web sites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and our Web sites’ content and design expenses.

Technology and content expenses decreased both in absolute dollars and as a percentage of sales in each of 2003 and 2002 primarily due to $480,000 of Web site development costs capitalized in 2003, as well as to reductions in headcount and related expenses and in depreciation expense on Web servers and other equipment. These decreases also resulted from a continued decrease in the use of consultants and contract workers, who previously performed minor upgrades, enhancements and maintenance procedures to our Web store that are increasingly being performed by our own employees.

General and Administrative Expense

	Fiscal Year 2003	% Change	Fiscal Year 2002	% Change	Fiscal Year 2001
	($ in thousands)
General and administrative expense	$11,111	2%	$10,944	(23%)	$14,128
Percentage of net sales	5%		6%		10%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel and other general corporate expenses. General and administrative expenses remained relatively flat as a percentage of net sales in 2003 and decreased in 2002 as a result of our fixed corporate infrastructure costs being spread over more net sales.

Impairment and Restructuring Charges

	Fiscal Year 2003	% Change	Fiscal Year 2002	% Change	Fiscal Year 2001
	($ in thousands)
Impairment and restructuring charges	—	N/A	$2,450	(99%)	$178,403

No impairment or restructuring charges were incurred in 2003. The charges in 2002 related to the write-off of prepaid cable television advertising rights. The charges for 2001 included a write down of $169.9 million in intangible assets recorded in connection with the Rite Aid and GNC strategic agreements that were executed in 1999 and an $8.5 million restructuring charge relating to the cancellation of a lease for corporate office space and write-off of related leasehold improvements and equipment.

Amortization of Intangible Assets

	Fiscal Year 2003	% Change	Fiscal Year 2002	% Change	Fiscal Year 2001
	($ in thousands)
Amortization of intangible assets	$1,725	(40%)	$2,852	(85%)	$19,213
Amortization of goodwill	—		—		13,476

	$1,725		$2,852		$32,689

Amortization of intangible assets includes the amortization expense associated with the following:

•	Assets received in connection with our acquisitions of CNS, Acumins, and Vision Direct in 2003;

•	Assets received in connection with our agreements with Rite Aid and GNC, including access to insurance coverage and our agreement with Rite Aid;

•	Assets acquired in connection with the purchase of Beauty.com, Inc. in 2000, including domain names; and

•	Other intangible assets, including a technology license agreement, domain names and trademarks.

During fiscal year 2001, certain intangible assets were written down to their estimated fair values in accordance with SFAS 121, thus significantly reducing the amortization recorded during 2002. In addition, at the beginning of 2002, and as a result of implementing SFAS 142, amortization expense was further reduced because the goodwill associated with the acquisition of Beauty.com is no longer being amortized.

Stock-based Compensation

	Fiscal Year 2003	% Change	Fiscal Year 2002	% Change	Fiscal Year 2001
	($ in thousands)
Stock-based compensation	$2,014	18%	$1,704	(74%)	$6,493
Percentage of net sales	1%		1%		4%

We record deferred stock-based compensation in connection with stock options granted below market value on the date of grant to our employees in all operating expense categories. The deferred stock-based compensation amounts represent the difference between the exercise price of stock option grants and the fair value of our common stock at the time of such grants. Such amounts are amortized to expense over the vesting periods of the options granted using the multiple-option approach.

In 2003, stock-based compensation included $1.3 million resulting from modification of certain stock options for terminated employees.

As of December 28, 2003, deferred stock-based compensation for stock options issued to our employees will be subsequently recognized as expense, subject to continuing employment, for each of the next four fiscal years, when amortization of deferred stock compensation will be complete on all existing grants, as follows:

Fiscal Year	Amount
(in thousands)
2004	312
2005	157
2006	125
2007	41

Interest Income and Expense

	Fiscal Year 2003	% Change	Fiscal Year 2002	% Change	Fiscal Year 2001
	($ in thousands)
Interest income, net	$622	(53%)	$1,314	(69%)	$4,288

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists of interest associated with capital lease obligations. Net interest income decreased during both 2003 and 2002 as a result of decreases in interest rates over the course of both years as well as our decreasing cash, cash equivalents and marketable securities balances.

Cumulative Effect of Changes in Accounting Principles and Extraordinary Gain on Renegotiation of Equity Guarantee

	Fiscal Year 2003	Fiscal Year 2002	Fiscal Year 2001
	($ in thousands)
Extraordinary gain on renegotiation of equity guarantee	—	—	$7,500
Cumulative effect of changes in accounting principles	—	$(8,905)	$(4,121)

On December 31, 2001 (the beginning of our fiscal year 2002), we adopted SFAS 142. Based on the analysis required pursuant to SFAS 142, we determined impairment of goodwill recorded in association with the acquisition of Beauty.com and recorded an $8.9 million impairment charge as a cumulative effect of change in accounting principle in the first quarter of 2002.

In June 2000, in connection with entering into a five-year strategic agreement with WellPoint Health Networks, Inc., we issued to Wellpoint 750,000 shares of our common stock having a fair value of approximately $5.0 million. If these 750,000 shares of common stock issued to WellPoint did not have a fair market value of $10 million at the end of two years, we were required to pay WellPoint, in common stock or cash, the difference between $10 million and the then fair market value of the common stock. During the second quarter of 2001, we implemented the Emerging Issues Task Force, or EITF, Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 requires that the transaction be recorded at fair value each quarter. Accordingly, at the end of the second quarter of 2001, we recorded a cumulative effect adjustment of a change in accounting principle of $4.1 million, which represents the difference between the fair value of the guarantee as of July 1, 2001 and the fair value of the guarantee on the original date of the agreement. During the third quarter of 2001, we amended the agreement with WellPoint to reduce the guaranteed value of our stock from $10 million to $2.5 million. Accordingly, we recorded an extraordinary gain of $7.5 million on the reduction of this long-term obligation. In June 2002, we satisfied the remaining $2.5 million guarantee by issuing 252,406 shares of restricted common stock to WellPoint.

Income Taxes

There has been no provision or benefit for income taxes for any period since inception due to our ongoing operating losses.

Recent Accounting Pronouncements

In November 2003, the EITF reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on Issue 03-10, Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, addressing how a reseller is to account for the redemption of a manufacturer’s coupon by a consumer at the reseller’s location. The final consensus eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold and mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

Liquidity and Capital Resources

We have incurred net losses of $669.0 million since inception. We believe that we will continue to incur net losses for at least the next year, and possibly longer. From our inception through December 28, 2003, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $380.7 million.

Discussion of Cash Flows

The following table provides information regarding our balances for the last three fiscal years:

	December 28, 2003	December 29, 2002	December 31, 2001
	(in thousands)
Cash and cash equivalents	$5,285	$19,384	$13,308
Marketable securities	38,287	42,483	65,448

Total	$43,572	$61,867	$78,756

Net cash from operating activities was $(3.8 million) in 2003, $(15.6 million) in 2002 and $(47.4 million) in 2001. Net cash used in operating activities in each year primarily reflects net losses and changes in operating assets and liabilities, partially offset by non-cash expenses. Net cash used in operating activities decreased in 2003 and 2002 primarily as a result of declining operating losses.

Net cash from investing activities was $(10.8 million) in 2003, $22.1 million in 2002 and $(13.9 million) in 2001. Net cash used in investing activities in 2003 was primarily attributable to acquisitions of Vision Direct and CNS and acquisition of fixed assets. Net cash provided by investing activities in 2002 was primarily attributable to the net proceeds from the sale of marketable securities, partially offset by the acquisition of fixed assets. Net cash used in investing activities in 2001 was primarily attributable to the purchase of marketable securities and the acquisition of fixed assets.

Net cash from financing activities was $0.5 million in 2003, $(0.4 million) in 2002 and $(2.8 million) in 2001. Net cash provided by financing activities in 2003 resulted primarily from cash provided from exercises of employee stock options. Net cash used by financing activities in 2002 was primarily attributable to principal payments made on capital leases, partially offset by additional funds secured through our capital lease financing agreement with Silicon Valley Bank and from cash provided from exercises of employee stock options.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. In 2002, we secured additional funding through a capital lease financing agreement with Silicon Valley Bank, through which we financed certain fixtures and equipment for a period of two years. We have completed two rounds of funding under that agreement, for a total of $675,000 in 2002 and $615,000 in 2003. We are in compliance with all covenants required by the agreement. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.

As of December 28, 2003, our principal commitments consisted of obligations outstanding under capital and operating leases and our agreement with WellPoint, as follows (in thousands):

	Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	($ in thousands)
Capital leases(1)	$1,505	$896	$583	$26	$—
Operating leases(2)	12,165	2,986	3,840	2,799	2,540
Marketing agreement(3)	1,125	750	375	—	—

	$14,795	$4,632	$4,798	$2,825	$2,540

(1)	Capital lease obligations consist primarily of technology and operations assets.
(2)	Operating lease obligations consist of office building, distribution center and call center leases.
(3)	Represents total cash payments due to WellPoint.

We believe that our sources of cash will be sufficient to fund our operations and anticipated capital expenditures until we begin generating positive operating cash flow. Our primary source of cash is sales made through our Web sites, for which we collect cash from credit card settlements or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. We currently expect to begin generating positive operating cash flow during 2004, but there can be no assurances as to such timing or that we will ever generate operating cash flow. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and the section entitled “Factors That May Affect Our Business” in Part I, Item 1 of this annual report.

We anticipate that our capital expenditure requirements for 2004 will be approximately $3 million for various hardware and software additions in technology and additions and upgrades to our distribution centers.

We may need to raise additional funds for strategic flexibility or if, for example, we pursue business or technology acquisitions. We have in the past and will continue to assess opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Management Outlook

Net sales for the first quarter of fiscal year 2004 are estimated to be in the range of $80 million to $85 million, with mail-order pharmacy sales representing approximately 17% of the mix, local pick-up pharmacy representing approximately 28%, vision representing approximately 15% and OTC representing approximately 40%. Gross margins for the first quarter are estimated to be in the 21% to 22% range. We anticipate a net loss in the range of $4.5 million to $5 million. For the year, we expect sales in the range of $360 million to $390 million, with mail-order pharmacy sales representing approximately 16% of the mix, local pick-up pharmacy representing approximately 24%, vision representing approximately 20% and OTC representing approximately 40%. We anticipate a net loss for the year in the range of $9.5 million to $13.5 million.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents and marketable securities. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments is not material to us.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are filed under Part IV, Item 15(a)(1) of this annual report. The financial statement schedule required under Regulation S-X is filed under Part IV, Item 15 (a)(2) of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 28, 2003. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. In addition, there have been no significant changes in our internal control over financial reporting during the quarter ended December 28, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information regarding our executive officers required by Part III, Item 10 is set forth in the section entitled “Business—Executive Officers and Directors” in Part I, Item 1 of this annual report. Information regarding our directors required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Proposal No. 1—Election of Directors” in our proxy statement for our annual meeting of stockholders to be held on June 10, 2004, or the 2004 Proxy Statement. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Section 16 Beneficial Ownership Reporting Requirements” in the 2004 Proxy Statement.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics, or Code, applicable to all directors, officers and employees of drugstore.com, including our chief executive officer, chief financial officer and controller. You may obtain a copy of the Code, without charge, upon written request to Robert A. Barton, Vice President of Finance and Chief Financial Officer, drugstore.com, inc., 13920 SE Eastgate Way, Suite 300, Bellevue, Washington 98005, or by calling (425) 372-3200.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation required by Part III, Item 11 is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the 2004 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by Part III, Item 12 is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement. Information regarding our equity compensation plans required by Part III, Item 12 is incorporated into this annual report by reference to the section entitled “Equity Compensation Plan Information” in the 2004 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions required by Part III, Item 13 is incorporated into this annual report by reference to the section entitled “Certain Relationships and Related Transactions” in the 2004 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services required by Part III, Item 14 is incorporated into this annual report by reference to the section entitled “Independent Auditors” in the 2004 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this annual report on Form 10-K:

1.  Index to Consolidated Financial Statements:

2.  Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	89

All other schedules have been omitted because the required information is shown in the consolidated financial statements or the accompanying notes, or is not applicable or required.

3.  Index of Exhibits:

Exhibit No.	Exhibit Description

2.1

Stock Purchase Agreement dated as of November 2, 2003, by and among drugstore.com, inc., International Vision Direct Corp., and the stockholders, optionholders and warrantholders listed on Exhibit A (incorporated by reference to Exhibit 2.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 23, 2003 (SEC File No. 000-26137)).

3.1

Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a

Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2

Amended and Restated Bylaws of drugstore.com, inc. dated April 23, 2003 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s Annual Report on Form 10-K/A for the Fiscal Year Ended December 29, 2002 (SEC File No. 000-26137)).

4.1

Warrant issued to Tel-Drug, Inc. on June 26, 2000 (incorporated by reference to Exhibit 4.4 to drugstore.com, inc.’s Registration Statement on Form S-3 filed September 6, 2000 (Registration No. 333-45266)).

10.1

Form of Indemnification Agreement between drugstore.com, inc. and each of its officers and directors (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Registration Statement on Form S-1 filed May 19, 1999 (Registration No. 333-78813)).

10.2

Sublease Agreement dated January 29, 1999, between drugstore.com, inc. and The Boeing Company for offices at 13920 Southeast Eastgate Way, Suite 300, Bellevue, Washington (incorporated by reference to Exhibit 10.13 to drugstore.com, inc.’s Registration Statement on Form S-1 filed May 19, 1999 (Registration No. 333-78813)).

10.3

Addendum dated June 17, 1999, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.25 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.4

Main Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid (incorporated by reference to Exhibit 10.27 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

Exhibit No.	Exhibit Description

10.5

Main Agreement dated June 17, 1999, between drugstore.com, inc. and General Nutrition Corporation (incorporated by reference to Exhibit 10.28 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.6

Governance Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid Corporation (incorporated by reference to Exhibit 10.29 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.7

Governance Agreement dated June 17, 1999, among drugstore.com, inc., General Nutrition Corporation and General Nutrition Investment Company (incorporated by reference to Exhibit 10.30 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.8

Pharmacy Supply and Services Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid Corporation (incorporated by reference to Exhibit 10.31 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.9

Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.12 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 8, 1999 (Registration No. 333-78813)).

10.10

Form of Second Addendum to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.32 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 20, 1999 (Registration No. 333-78813)).

10.11

Amended and Restated Technology License and Advertising Agreement dated as of August 10, 1998, among drugstore.com, inc., Amazon.com and Amazon.com D, Inc. (incorporated by reference to Exhibit 10.14 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 26, 1999 (Registration No. 333-78813)).

10.12

Lease Agreement dated August 30, 1999, between DS Distribution, Inc. and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999 (SEC File No. 000-26137)).

10.13

1999 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.14

Fifth Amended and Restated Voting Agreement dated December 23, 1999, among drugstore.com, inc. and certain founders and investors (incorporated by reference to Exhibit 10.20 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.15

Office Lease Agreement dated November 22, 1999, between WRC Sunset North LLC and drugstore.com, inc. (incorporated by reference to Exhibit 10.34 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.16

Third Addendum dated January 24, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.38 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.17

1998 Stock Plan, as amended June 21, 2000 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000) (SEC File No. 000-26137)).

10.18

Fourth Addendum dated September 29, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.7 to drugstore.com, inc.’s Registration Statement on Form S-3/A filed October 2, 2000 (Registration No. 333-45266)).

10.19

Offer letter of Peter Neupert dated May 21, 2001 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 1, 2001 (SEC File No. 000-26137)).

10.20

Agreement dated June 23, 2000, between drugstore.com, inc. and WellPoint Health Networks, Inc. (incorporated by reference to Exhibit 10.3 to drugstore.com’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001 (SEC File No. 000-26137)).

10.21

Amendment No. 1 dated as of June 29, 2001, to Agreement dated June 23, 2000, between drugstore.com and WellPoint Health Networks, Inc. (incorporated by reference to Exhibit 10.4 to drugstore.com’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001 (SEC File No. 000-26137)).

10.22

Offer letter of Kal Raman dated May 21, 2001 (incorporated by reference to Exhibit 10.29 to drugstore.com, inc.’s Annual Report on Form 10-K for the Year Ended December 30, 2001 (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description

10.23	Amendment No. 1 to Lease Agreement dated December 10, 2003, between DS Distribution, Inc. and Liberty Vendor I, L.P (as successor in interest to the Northwestern Mutual Life Insurance Company).

10.24	Standard Industrial Lease—Multi-Tenant dated May 2, 2003 between Sam-Cher Holdings, Inc. and International Vision Direct, Inc.

10.25	Sublease effective as of June 1, 2003 between Nova Scotia Power Incorporated and International Vision Direct Ltd.

10.26	Office Lease dated as of May 1, 2003 between BTC Properties II Ltd. and International Vision Direct Ltd.

10.27	Offer letter of Ian Mummery dated December 8, 2003.

10.28	Offer letter of Louise Mummery dated December 8, 2003.

10.29	Offer letter of Jason Brown dated April 25, 2003.

10.30

Registration Rights Agreement dated as of December 8, 2003 by and among drugstore.com, inc. and the other signatories thereto (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 23, 2003 (SEC File No. 000-26137)).

21.1	List of Subsidiaries.

23.1	Consent of Independent Auditors.

31.1	Certification of Kal Raman, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert A. Barton, Chief Financial Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kal Raman, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert A. Barton, Chief Financial Officer of drugstore.com, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Current Reports on Form 8-K

On October 23, 2003, we filed a current report on Form 8-K announcing our financial results for the quarter ended September 28, 2003.

On December 23, 2003, we filed a current report on Form 8-K announcing the closing of our acquisition of International Vision Direct Corp.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

drugstore.com

We have audited the accompanying consolidated balance sheets of drugstore.com inc., as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of drugstore.com, inc. at December 28, 2003 and December 29, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statement, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/    ERNST & YOUNG LLP

Seattle, Washington

January 20, 2004

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 28, 2003	December 29, 2002
Assets
Current assets:
Cash and cash equivalents	$5,285	$19,384
Marketable securities	38,287	42,483
Accounts receivable, net of allowances	24,896	16,224
Inventories	13,647	4,988
Prepaid marketing expenses	2,291	2,609
Other current assets	3,231	2,857

Total current assets	87,637	88,545

Fixed assets, net	14,280	16,373
Intangible assets, net	19,011	5,036
Goodwill, net	53,077	5,694
Prepaid marketing expenses	10,305	12,595
Deposits and other assets	102	261

Total assets	$184,412	$128,504

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$46,964	$25,647
Accrued compensation	2,932	2,923
Accrued marketing expenses	1,870	3,070
Other current liabilities	3,043	1,751
Current portion of capital lease obligations	785	721

Total current liabilities	55,594	34,112

Capital lease obligations, less current portion	600	452
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 authorized, 77,361,026 and 68,387,327 issued and outstanding	797,534	744,620
Deferred stock-based compensation	(635)	(648)
Accumulated deficit	(668,681)	(650,032)

Total stockholders’ equity	128,218	93,940

Total liabilities and stockholders’ equity	$184,412	$128,504

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net sales	$245,733	$193,908	$145,258
Costs and expenses:
Cost of sales	195,501	155,587	120,699
Fulfillment and order processing	28,888	26,862	28,184
Marketing and sales	17,482	24,384	36,175
Technology and content	8,283	11,868	18,979
General and administrative	11,111	10,944	14,128
Impairment and restructuring charges	—	2,450	178,403
Amortization of intangible assets	1,725	2,852	32,689
Stock-based compensation (1)	2,014	1,704	6,493

Total costs and expenses	265,004	236,651	435,750

Operating loss	(19,271)	(42,743)	(290,492)
Interest income, net	622	1,314	4,288

Loss before cumulative effect of changes in accounting principles	(18,649)	(41,429)	(286,204)
Cumulative effect of changes in accounting principles	—	(8,905)	(4,121)
Extraordinary gain on renegotiation of equity guarantee	—	—	7,500

Net loss	$(18,649)	$(50,334)	$(282,825)

Basic and diluted loss per share:
Loss before cumulative effect of changes in accounting principles and extraordinary gain	$(0.27)	$(0.61)	$(4.33)
Cumulative effect of changes in accounting principles	—	(0.13)	(0.06)
Extraordinary gain	—	—	0.11

Basic and diluted loss per share	$(0.27)	$(0.74)	$(4.28)

Weighted average shares outstanding used to compute basic and diluted loss per share	69,148,872	67,762,667	66,024,855

(1)	Set forth below are the amounts of stock-based compensation that, if recorded by operating function, would be classified in the Statements of Operations as follows:

Fulfillment and order processing	$117	$396	$1,187
Marketing and sales	889	288	893
Technology and content	254	562	2,331
General and administrative	754	458	2,082

Total	$2,014	$1,704	$6,493

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2000	65,843,250	$741,170	$(12,308)	$(316,873)	$411,989

Exercise of stock options	815,601	147	—	—	147
Employee stock purchase plan	72,967	105	—	—	105
Forfeiture of common stock options	—	(4,415)	4,415	—	—
Stock-based compensation, net of cancellations of $851	—	—	6,493	—	6,493
Reclassification of fair market value guarantee of common stock to strategic partner:
Change in accounting principle	—	4,289	—	—	4,289
Amendment to agreement with strategic partner	—	1,653	—	—	1,653
Net loss and comprehensive loss	—	—	—	(282,825)	(282,825)

Balance at December 30, 2001	66,731,818	742,949	(1,400)	(599,698)	141,851

Exercise of stock options	1,341,984	625	—	—	625
Employee stock purchase plan	61,119	94	—	—	94
Issuance of common stock to settle fair market value guarantee	252,406	—	—	—	—
Deferred stock-based compensation, net of cancellations of $339	—	808	(808)	—	—
Modification of stock option grants	—	144	—	—	144
Amortization of stock-based compensation	—	—	1,560	—	1,560
Net loss and comprehensive loss	—	—	—	(50,334)	(50,334)

Balance at December 29, 2002	68,387,327	744,620	(648)	(650,032)	93,940

Exercise of stock options	1,319,142	2,006	—	—	2,006
Employee stock purchase plan	55,924	110	—	—	110
Issuance of common stock to acquire a license from NCR	77,439	301	—	—	301
Issuance of common stock for the acquisition of Custom Nutrition Services	635,593	2,526	—	—	2,526
Return of shares from escrow related to the CNS acquisition	(45,000)	(223)	—	—	(223)
Issuance of common stock for the acquisition of Acumins, Inc.	100,000	496	—	—	496
Issuance of common stock for the acquisition of International Vision Direct Corp.	6,830,601	45,697	—	—	45,697
Deferred stock-based compensation, net of cancellations of $56	—	725	(725)	—	—
Modification of stock option grants	—	1,276	—	—	1,276
Amortization of stock-based compensation	—	—	738	—	738
Net loss and comprehensive loss	—	—	—	(18,649)	(18,649)

Balance at December 28, 2003	77,361,026	$797,534	$(635)	$(668,681)	$128,218

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 28, 2003	December 29, 2002	December 30, 2001
Operating Activities:
Net loss	$(18,649)	$(50,334)	$(282,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	6,430	8,638	12,787
Marketing and sales	2,290	9,820	14,514
Loss on disposal of fixed assets	47	—	1,117
Impairment and restructuring charges	—	2,450	178,403
Amortization of intangible assets	1,725	2,852	32,689
Stock-based compensation	2,014	1,704	6,493
Extraordinary gain on renegotiation of equity guarantee	—	—	(7,500)
Cumulative effect of change in accounting principle	—	8,905	4,121
Changes in:
Accounts receivable	(8,262)	(5,896)	(4,168)
Inventories	(3,478)	1,671	1,949
Prepaid marketing expenses	318	(51)	346
Other current assets	147	(1,262)	186
Deposits and other assets	158	93	1,258
Accounts payable and accrued expenses	13,460	5,768	(6,746)
Other	—	—	10

Net cash used in operating activities	(3,800)	(15,642)	(47,366)

Investing Activities:
Purchases of marketable securities	(51,494)	(49,579)	(64,575)
Sales of marketable securities	55,690	72,703	51,693
Purchase of fixed assets	(2,720)	(1,048)	(981)
Business acquisition, net of cash received	(12,311)	—	—

Net cash provided by (used in) investing activities	(10,835)	22,076	(13,863)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,116	719	252
Net proceeds from sales of common and preferred stock	—	—	—
Proceeds from asset financing and capital lease obligations	615	675	—
Principal payments on capital lease obligations	(2,195)	(1,752)	(3,037)

Net cash provided by (used in) financing activities	536	(358)	(2,785)

Net increase (decrease) in cash and cash equivalents	(14,099)	6,076	(64,014)
Cash and cash equivalents at beginning of period	19,384	13,308	77,322

Cash and cash equivalents at end of period	$5,285	$19,384	$13,308

Supplemental Cash Flow Information:
Cash paid for interest	$110	$142	$327
Equipment acquired in capital lease agreements	—	—	44
Forfeiture of cancelled lease deposit	—	—	4,500
Issuance of equity and debt instruments in exchange for prepaid marketing, intangible assets, software and a vendor agreement	301	—	—
Issuance of common stock in connection with business acquisitions	48,496	—	—

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

drugstore.com, inc. is an online provider of health, beauty, wellness, personal care, vision and pharmacy solutions. Located on the Internet at www.drugstore.com, the drugstore.com Web store sells health, beauty, wellness, personal care, sexual well-being and pharmacy products. We also sell prestige beauty products through our Web site located at www.beauty.com, which is also accessible through the drugstore.com Web site. As of April 28, 2003, we expanded our offering to include customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS). In addition, as of December 8, 2003, we began selling contact lenses and other vision products through our wholly owned subsidiary International Vision Direct Corp. (Vision Direct), through its Web sites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com.

All customer orders are processed through our Web stores or via telephone through our toll-free telephone numbers. We operate our own distribution centers that provide distribution capabilities for all of our pharmaceutical, non-pharmaceutical and vision orders delivered by mail. Under the terms of an agreement with Rite Aid Corporation (Rite Aid), customers are also able to order existing drugstore.com and Rite Aid refill prescriptions for pickup at any Rite Aid store.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include those of drugstore.com, inc. and our subsidiaries. All material intercompany transactions and balances have been eliminated.

We have adopted a 52/53-week retail calendar year with each of the fiscal quarters representing a 13-week period. Fiscal years 2003, 2002, and 2001 each represent a 52-week year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of our holdings of cash and marketable securities. Our credit risk is managed by investing our cash and marketable securities in high-quality money market instruments and securities of the U.S. government and our agencies, foreign governments and high-quality corporate issuers. Our credit risk is managed through monitoring the stability of the financial institutions utilized and diversification of our financial resources.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales billed to third-party insurance companies and pharmacy benefit managers (PBMs) through our relationship with Rite Aid currently represent a significant percentage of our pharmacy sales, and represent a concentration of credit risk.

Financial Instruments

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and capital lease obligations. The fair value of all financial instruments approximates the carrying amount based on the current rate offered for similar instruments. At December 28, 2003 and December 29, 2002, marketable securities, which are considered available-for-sale, consisted primarily of commercial paper and short-term obligations and corporate notes and bonds and were carried at cost, which approximates market value. Unrealized holding gains and losses at December 28, 2003 and December 29, 2002 were not significant. Cost is determined using the specific identification method.

Accounts Receivable

Accounts receivable consists primarily of the net amounts to be collected from third parties, including managed care organizations and PBM and insurance companies, as well as amounts collectible related to credit card purchases. Under the terms of our agreement with Rite Aid, Rite Aid collects insurance reimbursement payments on our behalf. As of December 28, 2003 and December 29, 2002, accounts receivable included $22.8 million and $14.5 million, respectively, of amounts being collected by Rite Aid on our behalf. Accounts receivable is recorded net of allowances for doubtful accounts, which were $45,000 and $61,000, respectively, in 2003 and 2002. Allowances are estimated using historical experience rates.

Inventories

Inventories are stated at the lower of cost (using the weighted average cost method) or market and are offset by reserves for shrinkage, slow moving, damaged and expired inventory. We currently purchase our non-pharmaceutical inventory directly from manufacturers and wholesalers. Through our agreement with Rite Aid, we are required to purchase all pharmaceutical inventory through Rite Aid unless we are able to obtain better overall terms from another vendor.

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

We capitalize website development costs incurred in connection with the periodic upgrades and enhancements to our website in accordance with Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Website Development Costs. These costs are amortized using the straight-line method over their related estimated useful life. In 2003, we capitalized $480,000 relating to website development. During the years ended December 29, 2002 and December 30, 2001, we expensed all website development costs, as the costs incurred were not material.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

Intangible assets consist of assets received in connection with agreements between drugstore.com and Rite Aid, General Nutrition Companies, Inc. (GNC), and Amazon.com, Inc. and its subsidiaries (Amazon.com). We also acquired certain intangible assets in connection with the purchase of Beauty.com, Inc., CNS, and Vision Direct, including trade names, domain names, and customer lists. All definite-lived intangible assets are being amortized over their expected useful lives, which range from two to ten years.

Goodwill

On July 1, 2001, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. On December 31, 2001, the beginning of our fiscal year 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. Separately identifiable intangible assets that do not have indefinite useful lives will continue to be amortized. We test for impairment at the beginning of the fourth quarter or whenever indicators of impairment exist. The first phase screens for impairment, while the second phase (if necessary) measures for impairment. The first phase is performed by comparing the fair value of the applicable reporting unit to its carrying value. Fair value is determined using a discounted cash flow methodology. We performed both phases of the impairment test during the second quarter of fiscal year 2002. As a result of performing our analysis, we recorded an $8.9 million impairment loss as a cumulative effect of a change in accounting principle as of the date of adoption.

In accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows:

	Year ended December 28, 2003	Year ended December 29, 2002	Year ended December 30, 2001
	(in thousands)
Net loss:
Reported loss before cumulative effect of changes in accounting principles	$(18,649)	$(41,429)	$(286,204)
Goodwill amortization	—	—	13,476

Adjusted loss before cumulative effect of changes in accounting principles	$(18,649)	$(41,429)	$(272,728)

	Year ended December 28, 2003	Year ended December 29, 2002	Year ended December 30, 2001
Basic and diluted net loss per share:
Reported loss before cumulative effect of changes in accounting principles	$(0.27)	$(0.61)	$(4.33)
Goodwill amortization	—	—	0.20

Adjusted basic and diluted loss per share before cumulative effect of changes in accounting principles	$(0.27)	$(0.61)	$(4.13)

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also completed our annual goodwill impairment test during the fourth quarter of 2003 and determined that the fair value of the reporting units was greater than the carrying value and, accordingly, there was no additional impairment as of December 28, 2003.

Long-Lived Assets

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), at the beginning of fiscal year 2002. Pursuant to SFAS 144, the carrying values of long-lived assets, including definite-lived intangible assets, are reviewed whenever an indicator of impairment exists. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. Any resulting impairment charge would be measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

In 2001, we identified impairment indicators and performed an analysis of the fair value of our long-lived assets. The analysis determined that an impairment existed in certain of these long-lived assets. The fair market value of these assets was determined based on the present value of estimated expected future cash flows. See Note 6 for further discussion of the impairment charges.

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

Revenues from product sales delivered to customers (net of promotional discounts, rebates and returns allowances) are recorded when the products are shipped and title passes to the customer. Products are considered shipped upon delivery to the common carrier, at which time both title and risk of loss is transferred pursuant to our contracts with our carriers (commonly referred to as “F.O.B Shipping Point”). Returns allowances, which reduce product sales by our best estimate of expected product returns, are estimated using historical experience.

Revenues from sales of certain pharmaceutical products ordered through our Web store to be picked up at a Rite Aid store are recognized when the customer picks up the product. In these circumstances, we utilize Rite Aid as a fulfillment partner. Upon receiving and validating a customer’s order for products to be picked up, we submit relevant order information to Rite Aid for processing and purchase the inventory from Rite Aid, which subsequently fills the order and makes it available for pick-up by the customer. According to the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus net as an Agent, we record revenues from our local pick-up segment on a gross basis. We believe we acts as a principal in connection with orders picked up by customers at a Rite Aid store, because we accept contractual reimbursement amounts from third-party payors for insured pharmaceutical products; contractually take title to, and assume risk of loss of, products prior to customer pickup; bear credit and collection risk from the customer or, in the case of certain pharmaceutical sales, third-party payors; and bear the risk that the product will be returned. Title to products ordered by customers and picked up at a Rite Aid store passes to us when the pharmaceuticals are made available for customer retrieval at a Rite Aid store. In 2003, 2002 and 2001, 35%, 35% and 25%, respectively, of our net sales to customers was received through our agreement with Rite Aid.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net sales also include consignment service fees earned under arrangements where we cannot take title to the inventory and cannot establish pricing. Consignment service fees earned have not been significant to date.

Cost of Sales

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage, damage, slow movement and expired inventory, as well as outbound and inbound shipping costs. Additionally, expenses related to promotional inventory included in shipments to customers are included in cost of sales. Payments that we receive from vendors in connection with volume purchase or rebate allowances are netted against cost of sales.

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

Advertising costs are expensed as incurred. Costs associated with our marketing initiatives aimed at creating brand and market awareness, including public relations, advertising and trade shows, are expensed when the related services are rendered. Our marketing contracts that span a longer period of time, including Web portal marketing agreements and the costs associated with our Rite Aid agreement and our prior marketing agreement with Amazon.com, are amortized on a straight-line basis over the period of each contract. Advertising expense for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, was $13.3 million, $21.3 million, and $28.6 million, respectively.

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

Interest Income and Expense

Interest income consists of earnings on our cash, cash equivalents and marketable securities. Interest income for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, totaled $0.7 million, $1.4

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, and $4.6 million, respectively. Interest expense consists primarily of interest associated with capital lease obligations. Interest expense for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, totaled $0.1 million, $0.1 million, and $0.3 million, respectively.

Income Taxes

We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation

We account for employee stock options using the intrinsic value method, which follows the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant. Also, to the extent employee stock awards have been subject to an exchange offer or other modifications, such awards are subject to variable accounting treatment. Variable accounting treatment results in expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of our common stock and vesting schedules of underlying awards.

SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which has been updated by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS 123. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and the EITF consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock. For the years ended December 28, 2003, December 29, 2002, and December 30, 2001, we recorded aggregate deferred stock-based compensation of $.8 million, $1.1, and $0, respectively. The deferred stock-based compensation is being amortized over the vesting period of the underlying options. For the years ended December 28, 2003, December 29, 2002, and December 30, 2001, total amortization of stock-based compensation recognized was $2.0 million, $1.7 million, and $6.5 million, respectively; in those same periods, $1.3 million, $0.1 million, and $0, respectively, of deferred stock-based compensation was recorded due to modifications of stock option grants; and in those same periods, $0.1 million, $0.3 million, and $5.3 million, respectively, of deferred stock-based compensation was reversed due to stock option cancellations.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If the stock-based compensation for our 1998 Stock Plan had been determined based on the fair value method, as promulgated by SFAS 123, our net loss would have been adjusted to the following pro forma amounts for the years ended December 28, 2003, December 29, 2002, and December 30, 2001:

	Year ended December 28, 2003	Year ended December 29, 2002	Year ended December 30, 2001
	($ in thousands)
Net loss, as reported	$(18,649)	$(50,334)	$(282,825)
Add: Stock-based compensation, as reported	2,014	1,704	6,493
Deduct: Total stock-based compensation determined under fair value method for all awards	(5,699)	(12,115)	(20,692)

Adjusted net loss, fair value method for all stock-based awards	$(22,334)	$(60,745)	$(297,024)

Basic and diluted net loss per share - as reported	$(0.27)	$(0.74)	$(4.28)

Basic and diluted net loss per share - pro forma	$(0.32)	$(0.90)	$(4.50)

Weighted-average fair value of options granted at fair market value	$3.84	$1.75	$0.98
Weighted-average fair value of options granted below fair market value	$2.50	$1.95	—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option grant:

	Year ended December 28, 2003	Year ended December 29, 2002	Year ended December 30, 2001
Risk-free interest rate	2.10%	3.14%	4.20%
Expected life	3 years	3 years	3 years
Volatility	113%	123%	133%

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares that are subject to repurchase agreements. Shares associated with stock options, warrants and convertible preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(in thousands, except share and per share data)
Numerator:
Net loss	$(18,649)	$(50,334)	$(282,825)

Denominator:
Weighted average common shares outstanding	69,954,783	67,762,667	66,370,332
Less: weighted average common shares issued subject to repurchase agreements or contingently issuable pursuant to contractual terms	(805,911)	—	(345,477)

Denominator for basic and diluted calculation	69,148,872	67,762,667	66,024,855

Basic and diluted net loss per share	$(0.27)	$(0.74)	$(4.28)

At December 28, 2003, December 29, 2002, and December 30, 2001, there were 16,131,869, 14,000,398, and 15,787,853, respectively, shares of common stock subject to stock options and warrants that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

Segment and Geographic Information

We operate in four principal business segments: mail-order pharmacy, local pick-up pharmacy, over-the-counter (OTC), and vision. All of our operating results and identifiable assets are in the United States and Canada.

New Accounting Pronouncements

In November 2003, the EITF reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2003, the EITF reached a consensus on Issue 03-10, Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, addressing how a reseller is to account for the redemption of a manufacturer’s coupon by a consumer at the reseller’s location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Business Acquisition and Strategic Agreements

Acquisition of International Vision Direct Corp.

On December 8, 2003, we acquired Vision Direct, a privately held Internet retailer of contact lenses. Under the terms of the acquisition agreement, we acquired Vision Direct for $56.6 million in aggregate consideration, comprised of $10 million in cash and 6,830,601 shares of common stock having an aggregate fair value of $45.7 million, and related transaction costs. The value of the common stock issued in connection with the acquisition was determined using the six-day average of the closing prices of our common stock on the two days prior to, the day of, and the three days following November 3, 2003, the date we announced the acquisition. 50% of these shares are being held in escrow for the duration of a contingency period that expires on June 30, 2004. The primary reason for the acquisition of Vision Direct was to enhance our offering with products in the vision category, which fits well within our existing product strategy.

In accordance with the requirements of the SFAS 141, we accounted for this acquisition using the purchase method of accounting. Results of Vision Direct’s operations are included in our consolidated statement of operations beginning December 9, 2003. To date, we have incurred total acquisition costs related to Vision Direct of $56.6 million, which include the following (amounts in thousands):

Fair value of common stock issued	$45,697
Cash paid at closing	10,000
Other transaction costs	866

Total acquisition costs capitalized	$56,563

We engaged a third-party appraiser to assist management in performing a valuation of intangible assets acquired in the transaction. Based on the results of this valuation, we allocated a total of $11.3 million to intangible assets, which consists of $5.6 million for Vision Direct’s trade name and trademarks, $3.5 million for an installed customer base, $1.0 million for non-compete agreements and $1.2 million for Vision Direct’s agreement with Vistakon, a division of Johnson & Johnson Vision Care, Inc. The identifiable intangible assets acquired in this transaction have been recorded with useful lives ranging from two to three years. The excess of capitalizable costs over the fair values of all identifiable assets acquired amounts to $44.7 million of goodwill as of December 28, 2003.

Amounts included in other transaction costs include severance paid to Vision Direct employees to whom we did not offer continuing employment following the acquisition, legal, accounting and other professional fees and

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contract and lease buyouts relating to assets that will no longer be utilized for the operation of the business. Further adjustments to the Vision Direct purchase price are possible based upon resolution of contingencies. Any such further costs will increase the value of goodwill identified on the face of our condensed consolidated balance sheet.

The following table presents the amounts assigned to each major asset and liability category as a result of the Vision Direct acquisition, as of December 8, 2003 (amounts in thousands):

Current assets	$6,134
Fixed assets	978
Intangible assets	11,300
Goodwill	44,673
Liabilities	(6,522)

Net assets acquired	$56,563

Acquisition of Acumins, Inc.

On August 12, 2003, we acquired all of the outstanding shares of Acumins, Inc. and all of its existing assets and liabilities, including a patent for diagnosis and interpretation methods and apparatus for a personal nutrition program. No other assets or liabilities of significant value resulted from the acquisition. In connection with the acquisition, we issued 100,000 shares of our common stock having an aggregate fair value of $496,000. The fair value was determined using a six-day average of the closing prices of our common stock on the two days prior to, the day of, and the three days following the date of the acquisition. We have accounted for this acquisition as an addition to intangible patents, and will amortize the patent over its useful life. The primary reason for the acquisition of Acumins was to enhance our online offerings in customized nutrition analysis and supplements, which fits well within our existing product strategy.

Acquisition of Custom Nutrition Services

On April 28, 2003, we acquired Concept Development, LLC, conducting business under the name Custom Nutrition Services, a privately held company providing personalized nutrition services to consumers. Under the terms of the acquisition agreement, we acquired CNS for $4.3 million in aggregate consideration, comprised of $1.5 million in cash, 635,593 shares of our common stock having an aggregate fair value of $2.5 million (45,000 shares of which we later recovered from escrow) and related transaction costs. The value of the common stock issued in connection with the transaction was determined using the six-day average of the closing prices of our common stock on the two days prior to, the day of, and the three days following April 29, 2003, the date we announced the acquisition. These shares were being held in escrow for the duration of a contingency period that expired in December 2003. The acquisition agreement also provides for the payment by drugstore.com of additional purchase consideration of up to $10 million, payable over three years from the date of the acquisition, based on the future attainment of specific performance targets by the CNS business. To date, no amounts have been paid to the sellers of the CNS business under this earn-out provision. The primary reason for the acquisition of CNS was to enhance our offering in the customized nutrition and wellness market, which fits well within our existing product strategy.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with the requirements of SFAS 141, we accounted for this acquisition using the purchase method of accounting. Results of CNS’s operations are included in our consolidated statement of operations beginning April 29, 2003. To date, we have incurred total acquisition costs related to the CNS transaction of $4.3 million, which include the following (amounts in thousands):

Fair value of common stock issued	$2,526
Cash paid at closing	1,475
Adjustments to the purchase price	(223)
Other transaction costs	520

Total acquisition costs capitalized	$4,298

We engaged a third-party appraiser to assist management in performing a valuation of intangible assets acquired in the transaction. Based on the results of this valuation, we allocated a total of $3.3 million to intangible assets, which consists of $3.2 million in contract-based intangibles and $130,000 for a technology-based intangible asset. The identifiable intangible assets have been recorded with useful lives ranging from four to five years. The excess of capitalizable costs over the fair values of all identifiable assets acquired amounts to $2.7 million of goodwill as of December 28, 2003.

Amounts included in other transaction costs include severance paid to CNS employees to whom we did not offer continuing employment following the acquisition, legal, accounting and other professional fees, and contract and lease buyouts on assets that will no longer be utilized for the operation of the business. During the quarter ended September 28, 2003, goodwill was decreased by $171,000 based primarily on the favorable settlement of CNS lease liabilities. During the quarter ended December 28, 2003, we settled certain liabilities that resulted in our recovery of 45,000 shares of our common stock from the CNS escrow, which reduced goodwill by $223,000. Further adjustments to the purchase price are possible, based on the resolution of certain remaining liabilities from existing CNS contracts. Any such further costs will increase the value of goodwill that is identified on the face of our condensed consolidated balance sheet.

The following table presents the amounts assigned to each major asset and liability category as a result of the CNS acquisition, as of April 28, 2003 (amounts in thousands):

Current assets	$856
Fixed assets, Web site development costs and other	746
CNS contract and technology assets	3,330
Goodwill	2,710
Liabilities	(3,344)

Net assets acquired	$4,298

The unaudited pro forma consolidated financial information for the years ended December 28, 2003 and December 29, 2002, determined as if the Vision Direct, CNS, and Acumins acquisitions had occurred at the beginning of the fiscal years presented, is as follows (amounts in thousands, except per share data):

	2003	2002
Net sales	$293,165	$224,386
Net loss	(23,901)	(52,769)
Basic and diluted net loss per share	$(0.31)	$(0.74)

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had drugstore.com, Vision Direct, CNS and Acumins had actually been combined for the years presented.

Agreements with Rite Aid and GNC

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

$233.9

In July 1999, we entered into a strategic relationship with Rite Aid. As part of that relationship, customers are able to order refills of their existing Rite Aid or drugstore.com prescriptions using our Web site, and may choose to receive that prescription using our mail order delivery service or may pick up their prescription at any of Rite Aid’s approximately 3,400 stores nationwide. In addition to offering multi-channel delivery options, Rite Aid and drugstore.com agreed to promote each other’s services both online and offline. We also received the benefit of many of Rite Aid’s insurance and PBM relationships, and are able to buy prescription products through Rite Aid, taking advantage of its buying power. During the first quarter of 2002 the relationship expanded as we began selling Rite Aid private label over-the-counter products on the drugstore.com Web site. This opportunity gave us an entry into the private label market and we now offer over 200 Rite Aid brand SKUs throughout our store.

As part of this relationship, drugstore.com agreed to certain exclusivity provisions that limit our ability to promote, or affiliate with, any other physical retail drugstore or to operate as a traditional physical drugstore, and Rite Aid agreed not to offer or sell products or services on the Internet other than through our Web site. In addition, the agreement requires us to purchase all of our pharmaceutical products through Rite Aid unless we are able to obtain better overall terms from another vendor. The agreement contains additional provisions providing for the licensing by Rite Aid to drugstore.com of information technology systems and the integration of the information technology and pharmacy systems of the two companies. This agreement ends in 2009.

The access to insurance coverage and the vendor agreement have been classified as intangible assets, and the advertising commitments have been classified within prepaid marketing expenses. All of the assets are being amortized on a straight-line basis over their contractual life of 10 years.

During 2001, we performed an impairment analysis on the assets recorded in conjunction with the Rite Aid and GNC agreements, and determined the assets to be impaired. See Note 6 for further discussion.

Agreements with Amazon.com

In January 2000, we entered into an agreement with Amazon.com to provide certain advertising and technical services over a three-year term for $105 million. The consideration included 1,066,667 shares of our common stock with a fair value of $30 million, issued immediately thereafter in a private placement transaction,

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and minimum cash payments totaling $75 million over the three-year term of the agreement. In July 2000, we and Amazon.com amended the agreement to reduce the remaining minimum cash payments due over the three-year term of the agreement from $75 million to $30 million. Additionally, we agreed to pay additional amounts in cash if the advertising services were to exceed certain performance thresholds in the second and third year of the agreement. We also issued to Amazon.com a fully vested, nonforfeitable and exercisable warrant to purchase 2.5 million shares of our common stock at $4.94 per share. We estimated that the fair value of the warrant was $7.3 million and were amortizing the aggregate minimum value of the total consideration under the agreement of $67.3 million to primarily marketing and sales expense on a straight-line basis over the three-year term of the agreement prior to the amendment. The warrant expired without being exercised in July 2002.

In June 2001, we and Amazon.com again amended the advertising and technical services agreement. This amendment changed the termination date of the agreement from April 2003 to June 2002 and revised the total consideration payable under the agreement from $67.3 million over 36 months, representing stock consideration of $37.3 million and cash payments of $30 million, to $46.3 million over 27 months, representing stock consideration of $37.3 million and cash payments of $9 million. On an annualized basis, amortization was $22.4 million prior to the amendment and was reduced to $19.9 million after the amendment. We amortized the remaining aggregate minimum value primarily to marketing and sales expense on a straight-line basis over the remaining term of the agreement, which expired in June 2002.

In July 2002, we and Amazon.com entered into a new cost-per-new-customer agreement to maintain the drugstore.com presence on the Amazon.com Web site through March 2003, which was subsequently modified in January 2003 to be effective through March 2004.

Effective September 19, 2003, we entered into a new e-commerce agreement with Amazon.com, and terminated our previous marketing relationship. Under the new agreement, we are a non-exclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com Web site. We ship the orders we fulfill in Amazon.com-branded boxes from our distribution facility. The initial term of this agreement ends in April 2007.

Acquisition of Beauty.com

In February 2000, we acquired Beauty.com, Inc. (Beauty.com), an online retailer of prestige beauty products, in exchange for 1,266,289 shares of our common stock, subject to certain contingencies and the assumption of outstanding stock options. In July 2000, we and Beauty.com’s founder amended certain provisions of the initial purchase agreements. The final purchase price, as amended, was determined to be $37.6 million. The acquisition was accounted for as a purchase, and all identifiable assets were assigned a portion of the purchase price based on their respective fair values. In connection with the acquisition and subsequent amendment of the purchase agreements, we recognized approximately $45.1 million of intangible assets allocated to domain names, customer lists and goodwill based on an independent valuation. The intangible assets, excluding goodwill, which is no longer being amortized beginning in fiscal year 2002, are being amortized over their estimated useful lives of three years.

Agreement with WellPoint

In June 2000, we entered into a five-year strategic partnership with WellPoint Health Networks Inc. (WellPoint), a leading health plan-owned PBM. Pursuant to this agreement, we are designated as WellPoint’s preferred Internet pharmacy and drugstore, and have access to WellPoint’s members. In exchange, we issued WellPoint 750,000 shares of our common stock with a fair value of approximately $5.0 million and agreed to make certain cash payments to WellPoint over the five-year term of the agreement. Under the original agreement,

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

if the 750,000 shares of our common stock did not have a fair value of $10 million at the end of the second year, we would have been required to pay WellPoint the difference between the fair value of the stock and $10 million, in either cash or our common stock prior to the amendment.

In November 2000, the EITF reached a consensus on Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19). EITF 00-19 provided clarification with respect to the classification and accounting treatment of derivative financial instruments indexed to a company’s own stock. In accordance with the provisions of EITF 00-19, at the end of fiscal year 2000, we reclassified $9.3 million, representing the difference between $10 million and the fair value of our common stock on December 31, 2000, from stockholders’ equity to a long-term liability. At the end of the second quarter of fiscal year 2001, which is the effective date of EITF 00-19, we recorded a cumulative effect adjustment of a change in accounting principle of negative $4.1 million, which represents the difference between the fair value of the guarantee as of July 1, 2001, and the fair value of the guarantee on the original date of the agreement.

During the third quarter of 2001, we and WellPoint agreed to amend certain terms of the agreement that reduced the fair market value of the guarantee from $10 million to $2.5 million. Accordingly, we recorded an extraordinary gain of $7.5 million on the reduction of this long-term liability. This gain is reflected on the consolidated statements of operations as an extraordinary item due to the fact that it meets the tests of SFAS 145 and APB 30 for extraordinary treatment, because it is both infrequent and unusual in nature. The amendment also changed the settlement terms such that we reclassified $1.7 million from long-term liability to equity in accordance with EITF 00-19. The amendment also reduced the total cash payments due to WellPoint under the agreement. On June 23, 2002, the second anniversary of the agreement, the fair market value of the guarantee was $1.9 million. As required by the agreement and subsequent amendment, we issued 252,406 shares of restricted common stock to WellPoint in order to settle the guarantee as of that date.

During 2001 an impairment analysis was performed on the asset recorded in conjunction with the WellPoint agreement, and it was determined to be impaired. See Note 6 for further discussion.

Agreement with CIGNA

In June 2000, we entered into a five-year agreement with CIGNA HealthCare Companies (CIGNA), one of the nation’s leading providers of health benefit programs. Pursuant to this agreement, we provide health and beauty products to CIGNA’s plan participants by providing them direct access to our Web site from the home page of CIGNA’s Internet site or through CIGNA’s mail order pharmacy. In exchange, we issued CIGNA a warrant to purchase 500,000 shares of our common stock at $7.76 per share. The fair value of such warrant was estimated at $2.2 million, and the cost of the agreement, which was measured based upon the fair market value of the warrant, was being amortized to marketing and sales expense on a straight-line basis over the five-year term of the agreement. During 2001, an impairment analysis was performed on the asset recorded in conjunction with the CIGNA agreement, and it was determined to be impaired, and was written off as of September 2001. See Note 6 for further discussion.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fixed Assets

Fixed assets consist of the following:

	December 28, 2003	December 29, 2002
	(in thousands)
Computers and equipment	$24,909	$27,292
Purchased software	7,531	6,233
Furniture and fixtures	2,440	2,216
Leasehold improvements	10,207	10,097

	45,087	45,838
Less accumulated depreciation and amortization	(30,807)	(29,465)

	$14,280	$16,373

As of December 28, 2003 and as of December 29, 2002, assets acquired under capital leases with an original cost of approximately $1.4 million and $5.1 million are included in computers and equipment. Accumulated amortization on the leased assets as of December 28, 2003, and December 29, 2002, was approximately $0.8 million and $4.6 million, respectively. Amortization is included with depreciation expense.

4. Intangible Assets

The intangible assets balances as of December 28, 2003, and December 29, 2002 were as follows:

		December 28, 2003		December 29, 2002
		(in thousands)		(in thousands)
	Weighted Average Years Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Vendor agreement	3	$13,465	$(8,241)	$12,265	$(7,430)
Vision Direct covenant of noncompete	2	1,000	(37)	—	—
CNS contract and technology assets	3	3,330	(502)	—	—
Vision Direct trade name and customer base	3	9,100	(92)	—	—
Technology license, domain names and other	3	7,881	(6,893)	6,695	(6,494)

Total intangible assets		$34,776	$(15,765)	$18,960	$(13,924)

The intangible assets balance as of December 28, 2003 reflects the write-down associated with the impairment analysis of certain long-lived assets associated with various strategic agreements. See Note 6 for further discussion.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill

The following table summarizes the changes in goodwill by segment for fiscal years 2003 and 2002:

	Mail-Order Pharmacy	Local Pick-Up Pharmacy	OTC	Vision	Total
	(in thousands)
Balance, December 30, 2001	$—	$—	$14,599	$—	$14,599
Impairment loss			(8,905)		(8,905)

Balance, December 29, 2002	—	—	5,694	—	5,694
Goodwill from acquisitions			2,710	44,673	47,383

Balance, December 28, 2003	$—	$—	$8,404	$44,673	$53,077

Effective at the beginning of fiscal 2002, we adopted SFAS 142 and recognized an impairment loss of $ 8.9 million. See Note 1.

During fiscal year 2003 we acquired Vision Direct, CNS, and Acumins. See Note 2.

6. Impairment and Restructuring Charges

In 2001, we identified impairment indicators of our long-lived assets. These indicators included, but were not limited to, reevaluating our long term financial plans, our book value compared to the market capitalization, a deterioration of economic and market conditions and substantially lower expectations of projected future operating results related to certain significant intangibles resulting from agreements, primarily with Rite Aid and GNC. Therefore, we performed an analysis of our long-lived assets, comparing the undiscounted future forecasted cash flows to the respective carrying value of these long-lived assets, with the assistance of an independent valuation specialist. For those long-lived assets for which the carrying amounts exceed the future forecasted undiscounted cash flows, we determined the fair value of these assets by discounting the future forecasted cash flows using a discount rate of 25%. This assessment resulted in an impairment charge of $169.9 million to record the amount by which the carrying amount of the long-lived assets exceed the respective fair values and related primarily to the intangible assets resulting from agreements with Rite Aid, GNC, CIGNA and WellPoint. The components of the impairment charge included access to insurance of $149.1 million, vendor agreements of $16.6 million and marketing contracts of $4.2 million. The future forecasted cash flows would not enable us to recover any carrying value attributable to the access to insurance intangible asset.

As a result of a general economic downturn and tightening of the capital markets, we determined that, in order for us to remain a viable business, we needed to reach profitability sooner than previously planned. Accordingly, in January 2001, our board of directors approved and we implemented a cost reduction plan that included a reduction in headcount across all areas of the company, as well as significant decreases in planned facility, marketing and advertising expenditures. Approximately 100 employees were terminated. As a result of the terminations, we decided to consolidate certain of our corporate facilities. Accordingly, we recorded an $8.5 million restructuring charge, including the forfeiture of a portion of our lease deposit associated with the cancellation of our lease for new office space, exiting leases associated with vacated facilities and writing-off related leasehold improvements and equipment.

During the second quarter of 2002, we determined that it was not economically feasible for us to utilize our remaining prepaid cable television advertising rights, which were previously received and recorded in connection with a private equity placement. Consequently, $2.5 million of prepaid advertising rights were determined impaired, and written off as of June 2002

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies

We lease office, distribution center and call center facilities under non-cancelable operating leases, which call for fixed rental payments through 2010 on some facilities. In addition, we lease various office and IT equipment under operating leases. We have the option to extend some of these leases for additional terms ranging from three to five years. Total rent expense under operating leases for the years ended December 28, 2003, December 29, 2002, and December 30, 2001, was $3.9 million, $3.5 million, and $4.1 million, respectively.

We also lease computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at rates ranging from 4% to 9% and mature 24 to 36 months from the date of funding. During 2003 and 2002, we secured additional funds of $615,000 and $675,000, respectively, through a capital lease financing agreement with Silicon Valley Bank, wherein we financed certain fixtures and equipment for a period of two years. We are in compliance with all covenants required by the agreement. These amounts are included in the table below within the category of capital leases.

We have entered into certain advertising and content agreements with WellPoint and certain content providers that require us to make fixed payments over the term of the agreements. The costs associated with these agreements are amortized on a straight-line basis over the period such advertising and content is expected to be used.

Future minimum commitments at December 28, 2003, are as follows:

	Capital Leases	Operating Leases	Marketing Agreements
	(in thousands)
2004	$896	$2,986	$750
2005	271	2,363	375
2006	193	1,477	—
2007	119	1,431	—
2008	26	1,368	—
Thereafter	—	2,540	—

Total minimum lease payments	1,505	$12,165	$1,125

Less amounts representing interest	(120)

Present value of minimum payments	1,385
Less current portion of capital lease obligations	(785)

Noncurrent portion of capital lease obligations	$600

Legal Proceedings.

Class Action Laddering Litigation. On and after July 6, 2001, eight shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York naming drugstore.com, inc. as a defendant, along with the underwriters and certain of our present and former officers and directors (the Individual Defendants), in connection with our July 27, 1999 initial public offering and March 15, 2000 secondary offering (together, the Offerings). The complaints against drugstore.com have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period July 28, 1999 to December 6, 2000.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In general, the complaint alleges that the prospectuses through which we conducted the Offerings were materially false and misleading for failure to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby the underwriters agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the after-market at predetermined prices. The complaint asserts violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The action seeks damages in an unspecified amount and other relief.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against drugstore.com. In 2003, drugstore.com approved a Memorandum of Understanding (MOU) and related agreements, which set forth the terms of a settlement between drugstore.com, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of drugstore.com and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. It is anticipated that any potential financial obligation of drugstore.com to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any payment by drugstore.com. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. We can give no assurances as to whether or when a settlement will occur or be finalized. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. The ultimate outcome of this matter could have a material adverse affect on our results of operations.

Arlington Contact Lens Service Litigation. On November 14, 2003, Arlington Contact Lens Service (AC Lens) filed a complaint against drugstore.com, inc. in the Court of Common Pleas, Franklin County, Ohio. In the complaint, AC Lens alleged that we breached our contract with AC Lens, and that we defamed AC Lens by disclosing our acquisition of International Vision Direct Corp. in a press release dated November 3, 2003. The complaint sought compensatory damages exceeding $25,000 but of an otherwise unspecified amount, along with an unspecified amount of punitive damages.

On January 14, 2004, we filed motions for a more definite statement of count one (breach of contract) and to dismiss count two of the complaint (defamation). On January 29, 2004, AC Lens filed an amended complaint alleging breach of contract with greater specificity and removing the defamation claim. Consequently, we withdrew our motions. We have until February 27, 2004 to respond to the amended complaint. On February 27, 2004, we filed an answer to the amended complaint and asserted a counterclaim for breach of contract. AC Lens has until March 29, 2004, to respond to the counterclaim. At this time, we are unable to predict the outcome of this litigation. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse affect on our results of operations.

Vision Direct – 1-800 Contacts Litigation. On October 9, 2002, plaintiff 1-800 Contacts, Inc. filed a complaint in the United States District Court for the Southern District of New York (the District Court) against defendants WhenU.com, Inc. and Vision Direct, Inc. (VDI), a subsidiary of International Vision Direct Corp. The

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

complaint alleged copyright and trademark violations based on defendants’ use of “pop-up” advertising over 1-800 Contacts’ Web site, a “cyber squatting” claim against VDI based on its registration of the domain name www.www1800Contacts.com (the Domain Name) and unspecified damages. 1-800 Contacts also moved for a preliminary and permanent injunction against both defendants to stop their use of pop-up advertisements and compel VDI to relinquish its registration of the Domain Name. Both defendants answered the complaint and VDI denied the substantive allegations of the complaint. The defendants also opposed the motion for a preliminary injunction.

On December 22, 2003, the District Court granted 1-800 Contacts’ motion for a preliminary injunction, notwithstanding the fact that VDI had voluntarily ceased the use of pop-up advertisements before the commencement of the action and relinquished its registration of the Domain Name. Both defendants filed timely notices of appeal from the District Court’s order to the United States Court of Appeals for the Second Circuit, and the appeals are currently scheduled to be heard as early as the week of March 22, 2004. At this time, we are unable to predict the outcome of VDI’s appeal or the litigation in the District Court. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse affect on our results of operations.

Vision Direct – Coastal Contacts Litigation. On December 11, 2002, plaintiffs VDI and International Vision Direct, Inc. (together, Vision Direct) filed a complaint in the District Court against WhenU.com, Inc. and Coastal Contacts, Inc., alleging copyright and trademark violations based on the defendants’ use of “pop-up” advertisements over Vision Direct’s Web site. Vision Direct also moved for a preliminary injunction to stop defendants’ use of the pop-up advertisements. On December 20, 2002, the District Court denied Vision Direct’s motion for a preliminary injunction. WhenU.com and Coastal Contacts subsequently answered Vision Direct’s complaint and denied the substantive allegations in the complaint. Coastal Contacts also asserted certain counterclaims against Vision Direct, including a claim that Vision Direct had brought the action in bad faith. Vision Direct filed a reply to Coastal Contacts’ counterclaims on March 12, 2003.

On February 5, 2004, the District Court granted Vision Direct’s request to adjourn a status conference scheduled for February 6, 2004, pending resolution of the appeals in the 1-800 Contacts litigation discussed above. At this time, we are unable to predict the outcome of this litigation. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse affect on our results of operations.

State Sales Tax Claims. In early 2002, we received an Arbitrary Assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based upon its best estimate of sales revenue numbers during those periods. In December 2002, we received a Revised Assessment from the State of New Jersey based on sales revenue numbers we provided. In March 2003, we filed an appeal of the Revised Assessment with the Tax Court of New Jersey, based on the fact that the State of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not the retailing entity in that state. Due to the uncertainty of the appeal, no amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse affect on our results of operations.

Other. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition or operating results.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

At December 28, 2003, we had approximately $443 million of net operating loss carryforwards that will expire beginning in 2018. Due to the issuance and sale of Series E preferred stock in 1999, the acquisition of Beauty.com in 2000, trading activity during 2002, and the acquisitions of CNS, Acumins, and Vision Direct and trading activity in 2003, we incurred ownership changes pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, our use of losses incurred through the date of these ownership changes will be limited during the carryforward period. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 28, 2003	December 29, 2002
	($ in thousands)
Deferred tax assets:
Net operating loss carryforward	$150,554	$140,371
Research and development credit carryforward	121	121
Amortization and impairment of intangible assets	50,607	55,171
Charitable contribution	1,232	1,230
Stock compensation	2,141	2,979
Other temporary differences	4,663	2,890

Total gross deferred tax assets	209,318	202,762
Less valuation allowance	(206,445)	(202,762)

Net deferred tax assets	2,873	—
Deferred tax liabilities:
Book over tax basis in intangible assets	$(2,873)	$—

	$—	$—

In connection with the Beauty.com acquisition, we recorded deferred tax assets totaling $3.1 million and a corresponding increase in the valuation allowance. To the extent this net operating loss is realized, it would reduce any remaining goodwill. To the extent that $9.6 million of nonqualified stock option deductions are realized, the resulting benefits will be credited to stockholders’ equity. In connection with the CNS, Acumins, and Vision Direct acquisition in 2003, we recorded net deferred tax liabilities totaling $2.6 million and a corresponding decrease in the valuation allowance.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	December 28, 2003	December 29, 2002	December 30, 2001
	(in thousands)
Income tax benefit at statutory rate	$6,341	$17,114	$96,160
Stock-based compensation	(35)	(69)	(320)
Amortization of intangible assets	7	(3,503)	(5,304)
Other permanent differences	(50)	(223)	621
Increase in valuation allowance	(6,263)	(13,319)	(91,157)

Income tax benefit	$—	$—	$—

9. Stockholders’ Equity

Outstanding Warrants

In connection with the strategic agreements entered into with Amazon.com and CIGNA (see Note 2), we issued warrants to purchase our common stock. Amazon.com was granted a warrant to purchase 2.5 million shares of our common stock at $4.94 per share, which warrant expired without exercise in July 2002. CIGNA was granted a warrant to purchase 500,000 shares of our common stock at $7.76 per share, which warrant expires in June 2005.

Common Stock

In March 2000, we completed the sale of 6,020,000 shares of our common stock at $18.00 per share. Of the 6,020,000 shares offered, 6,000,000 were offered by drugstore.com and 20,000 were offered by an existing stockholder. Net proceeds to drugstore.com were approximately $101.6 million.

In August 2000, we completed the sale of approximately 8.1 million shares of common stock at $4.9375 per share and approximately 46,000 shares of preferred stock at $493.75 per share. The preferred stock was a participating, non-voting, preferred instrument that converted into 4,593,989 shares of common stock on November 10, 2000, upon stockholder approval. Net proceeds to drugstore.com were approximately $62.3 million.

In March 2003, we signed a five-year contract with NCR Corporation (NCR) pursuant to which we obtained the right to use certain of NCR’s patents related to methods and apparatus for providing online sales. Total consideration payable was $500,000, which included $200,000 in cash and the issuance in April 2003 of 77,439 shares of our common stock having an aggregate fair value of $301,000.

On April 28, 2003, in connection with the acquisition of CNS, we issued 635,593 shares of our common stock having an aggregate fair value of $2.5 million. Pursuant to the sale agreement with CNS, 45,000 shares of common stock originally held in escrow were returned to us in December 2003, which reduced the total acquisition costs by $223,000. In August 2003, we entered into a stock purchase agreement with Acumins, Inc., whereby we acquired all of the issued and outstanding shares of Acumins stock in exchange for 100,000 shares of our common stock having an aggregate fair value of $496,000. On December 8, in connection with the acquisition of Vision Direct, we issued 6,830,601 shares of common stock having an aggregate fair market value of $45.7 million. See Note 2 for details.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Reserved for Future Issuance

The following table represents the number of shares of common stock reserved for future issuance as of December 28, 2003:

Stock option plan	23,977,328
Employee stock purchase plan	2,109,589
Warrants to purchase common stock	500,000

26,586,917

10. Employee Benefit Plans

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees (401(k) Plan). Eligible employees may contribute amounts to the 401(k) Plan, via payroll withholding, subject to certain limitations. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by drugstore.com on behalf of all participants in the 401(k) Plan. To date, we have not made any matching contributions to the 401(k) Plan.

1998 Stock Plan

Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), the board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of drugstore.com. In connection with the introduction of the 1998 Stock Plan, 2,735,000 shares of common stock were reserved for future issuance. During 1999, we increased the number of shares reserved for future issuance under such plan by 8,265,000. During 2000, our stockholders approved an increase in the number of shares reserved for future issuance under such plan by 7,000,000 shares, bringing the total shares reserved for future issuance to 18,000,000. Additionally, our stockholders approved an automatic annual increase, beginning on the first day of fiscal year 2001, equal to (i) the lesser of (a) 5% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year or (b) 6,000,000 shares or (ii) a lesser amount determined by the plan administrator; provided that any shares from any such increase in previous years that are not actually issued will be added to the aggregate number of shares available for issuance under the 1998 Stock Plan. Pursuant to this provision, 3,336,591 additional shares were reserved for future issuance on December 31, 2001 (first day of fiscal year 2002), 3,419,516 additional shares were reserved for future issuance on December 30, 2002 (first day of fiscal year 2003) and 3,870,501 additional shares were reserved for future issuance on December 29, 2003 (first day of fiscal year 2004).

Generally, we grant stock options, as approved by the board of directors, with exercise prices equal to the fair market value of the common stock on the date of grant. Options generally vest over a four to five year period and expire ten years from the date of grant.

In May 2000, our board of directors granted options to purchase an aggregate of approximately 3.3 million shares of our common stock to certain of our existing employees at an exercise price of $7.00 per share, which was below the fair market value on the date of the grant. The options were granted under our 1998 Stock Plan and vest over a four-year period, with one-fourth of the total number of shares vesting six months after the grant date and the remaining shares vesting in equal installments at the end of each six-month period thereafter.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accordingly, during the second quarter of 2000, we recorded deferred stock-based compensation of approximately $5.3 million, which is being amortized over the vesting period of the options using the multiple-option approach.

In October 2000, our board of directors granted options to purchase an aggregate of approximately 4.9 million shares of our common stock to certain of our existing employees at an exercise price of $0.01 per share, which was below the fair market value on the date of the grant. The options were granted under our 1998 Stock Plan and vest over an 18-month period, with 40% of the total number of shares vesting six months after the grant date and the remaining shares vesting in equal installments at the end of each six-month period thereafter. Accordingly, during the fourth quarter of 2000, we recorded deferred stock-based compensation of approximately $12.2 million, which is being amortized over the vesting period of the options using the multiple-option approach.

In January 2002, the compensation committee of our board of directors approved a grant of stock options to purchase an aggregate of approximately 2.4 million shares of our common stock to certain of our existing employees at an exercise price of $1.93 per share, which was below the fair market value on the date of the grant. The options were granted under our 1998 Stock Plan and will vest over a four-year period, with 20% of the total number of options vesting on June 30, 2002 and the remaining options vesting in equal installments at the end of each quarter thereafter. Accordingly, we recorded deferred stock-based compensation of approximately $1.1 million, which is being amortized over the vesting period of the options using the multiple-option approach. In addition, in 2002 certain stock options were modified for terminated employees, which resulted in a stock compensation charge of $144,000.

In April 2003, our board of directors approved the grant of stock options to certain employees at an exercise price of $2.50 per share, which was below the fair market value on the date of the grant. The options were granted under our 1998 Stock Plan and will vest over a four year period, with 20% of the total number of options having vested in October 2003 and the remaining options vesting in equal installments at the end of each quarter thereafter. Accordingly, we recorded deferred stock-based compensation of approximately $545,000. Also in 2003, two separate grants of options were provided to certain non-employees in connection with project work performed for drugstore.com. The shares were issued at the market price but with accelerated vesting of less than one year. We recorded these options at an adjusted fair market value resulting in deferred stock-based compensation of $236,000, amortized over the vesting period.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity under our 1998 Stock Plan:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price per Share	Options Exercisable at End of Year	Weighted Average Exercise Price
Outstanding at December 31, 2000	2,756,064	14,682,126	$9.27	2,206,950	$11.06

Additional authorizations	3,259,758	—	—
Options granted	(4,351,525)	4,351,525	$1.28
Options exercised	—	(815,601)	$0.18
Options forfeited	5,430,197	(5,430,197)	$9.00

Outstanding at December 30, 2001	7,094,494	12,787,853	$7.19	5,375,791	$6.33

Additional authorizations	3,336,591	—	—
Options granted	(4,243,000)	4,243,000	$2.14
Options exercised	—	(1,341,984)	$0.47
Options forfeited	2,188,771	(2,188,771)	$5.17

Outstanding at December 29, 2002	8,376,856	13,500,098	$6.60	7,402,222	$5.88

Additional authorizations	3,419,516	—	—
Options granted	(5,105,875)	5,105,875	$3.73
Options exercised	—	(1,319,142)	$1.52
Options forfeited	1,654,962	(1,654,962)	$4.25

Outstanding at December 28, 2003	8,345,459	15,631,869	$6.34	9,078,797	$6.06

The following table summarizes information regarding stock options outstanding and exercisable as of December 28, 2003:

	Outstanding Options			Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Vested and Exercisable Number of Shares	Weighted Average Exercisable Price
$ 0.01 to $1.25	2,471,342	$0.11	6.9 years	2,384,078	$0.08
$ 1.26 to $2.50	5,327,573	1.88	8.4 years	3,139,888	1.69
$ 2.51 to $7.50	5,643,995	5.09	7.9 years	2,240,830	6.12
$ 7.51 to $15.00	322,130	8.40	7.5 years	185,645	8.53
$ 15.01 to $30.00	500,304	22.47	6.0 years	381,866	22.24
$ 30.01 to $67.50	1,366,525	33.74	5.8 years	746,490	34.52

Total	15,631,869	$6.34	7.8 years	9,078,797	$6.06

1999 Employee Stock Purchase Plan

Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 Employee Stock Purchase Plan), a total of 500,000 shares of common stock has been reserved for issuance under the 1999 Employee Stock Purchase Plan, plus an annual increase on the first day of each of the fiscal years in 2000 through 2004 equal to the lesser of (1) 500,000 shares, (2) three percent (3%) of our shares outstanding on the last day of the immediate

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preceding fiscal year, or (3) such lesser number of shares as may be determined by the board of directors. Pursuant to this provision, 500,000 additional shares were reserved for future issuance on January 1, 2002, 500,000 additional shares were reserved for future issuance on December 30, 2002 and 500,000 additional shares were reserved for future issuance on December 29, 2003. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of our common stock on the first or the last day of the applicable six-month purchase period. For the years ended December 28, 2003, December 29, 2002, and December 30, 2001, employees purchased 55,924, 61,119 and 72,967 shares, respectively, of our common stock in exchange for $110,000, $94,000 and $105,000, respectively. As of December 28, 2003, there were 2,109,589 shares reserved for future issuance.

11. Related Parties

For the years ended December 29, 2002 and December 30, 2001, we purchased $102.1 million, and $71.4 million, respectively, of inventory and fulfillment-related services in connection with our agreements with Rite Aid. We also recognized $2.3 million of marketing and sales expense in connection with these agreements for each of the years in the two-year period ended December 29, 2002. At December 29, 2002, there was approximately $14.5 million included in our accounts receivable, representing amounts Rite Aid is collecting from customers and insurance companies on our behalf. Approximately $20.0 million relating to the purchase of inventory and fulfillment-related services from Rite Aid was payable as of December 29, 2002. During 2002, Rite Aid liquidated its investment in our common stock, and therefore will not be reported as a related party in the future.

We recognized marketing and sales expense in connection with our strategic relationship with Amazon.com (see Notes 2 and 9) totaling approximately $1.1 million, $9.1 million and $19.0 million, respectively, for the years ended December 28, 2003, December 29, 2002 and December 30, 2001.

12. Segment Information

For 2003, we changed our segmentation reporting from two operating segments, pharmaceutical and non-pharmaceutical, into four distinct segments: mail-order pharmacy, local pick-up pharmacy, over-the-counter (OTC) and vision. The mail-order and local pick-up pharmacy segments are comprised of sales and the related costs of selling pharmaceuticals, other than contact lenses, in our Web store for either mail- order delivery or for pick-up at a local Rite Aid store. The OTC segment is comprised of the sales and related costs of selling health, beauty, personal care and wellness products in our Web stores, as well as the net sales of consignment products. As of April 28, 2003, the OTC segment also includes the sales and related costs of selling customized nutritional supplement programs through CNS. As of December 8, 2003, we acquired Vision Direct, an online seller of contact lens and other vision products. As a result of this acquisition, we created the vision segment. The vision segment reflects sales of contact lenses and other vision products through Vision Direct.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance. The prior years’ segments have been reclassified to conform to the 2003 segment information presentation.

	Fiscal Year 2003	Fiscal Year 2002	Fiscal Year 2001
	(in thousands)
Mail-Order Pharmacy:
Net sales	$49,155	$46,219	$41,797
Cost of sales	40,479	38,614	36,684
Fulfillment and order processing (a)	5,229	5,571	6,313

Contribution margin (b)	$3,447	$2,034	$(1,200)

Local Pick-Up Pharmacy:
Net sales	$85,131	$67,401	$36,376
Cost of sales	77,312	60,774	32,640
Fulfillment and order processing (a)	3,802	3,193	1,726

Contribution margin (b)	$4,017	$3,434	$2,010

Over- the-Counter (OTC):
Net sales	$109,154	$80,288	$67,085
Cost of sales	76,173	56,199	51,375
Fulfillment and order processing (a)	12,428	7,922	9,017

Contribution margin (b)	$20,553	$16,167	$6,693

Vision:
Net sales	$2,293	$—	$—
Cost of sales	1,537	—	—
Fulfillment and order processing (a)	236	—	—

Contribution margin (b)	$520	$—	$—

Consolidated:
Net sales	$245,733	$193,908	$145,258
Cost of sales	195,501	155,587	120,699
Variable Fulfillment and order processing (a)	21,695	16,686	17,056

Contribution margin (b)	$28,537	$21,635	$7,503

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees. These costs are discernable by business segment.
(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of these sales and the incremental (variable) fulfillment and order processing costs to deliver orders to our customers.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated contribution margin for reportable segments	$28,537	$21,635	$7,503
Less:
Fixed fulfillment and order processing (c)	7,193	10,176	11,128
Marketing and sales	17,482	24,384	36,175
Technology and content	8,283	11,868	18,979
General and administrative	11,110	10,944	14,128
Impairment and restructuring charges	—	2,450	178,403
Amortization of intangible assets	1,725	2,852	32,689
Stock-based Compensation	2,015	1,704	6,493

Operating loss	$(19,271)	$(42,743)	$(290,492)

(c)	These amounts include all fixed costs of fulfillment and order processing which are not discernable by business segment.

13. Quarterly Results of Operations (unaudited)

The following tables contain selected unaudited consolidated statement of operations information for each quarter of fiscal years 2003 and 2002. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 28, 2003				Year Ended December 29, 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	($ in thousands, except per share data)
Net Sales	$70,583	$59,843	$58,224	$57,083	$55,005	$47,352	$47,615	$43,936
Cost of Sales	54,923	47,704	46,267	46,607	43,787	38,018	38,350	35,432
Loss before cumulative effect of changes in accounting principles (1)	(2,440)	(6,023)	(4,551)	(5,635)	(5,917)	(6,951)	(13,984)	(14,577)
Cumulative effect of changes in accounting principles	—	—	—	—	—	—	—	(8,905)

Net loss (1)	$(2,440)	$(6,023)	$(4,551)	$(5,635)	$(5,917)	$(6,951)	$(13,984)	$(23,482)

Basic and diluted loss per share (2):
Prior to cumulative effect of changes in accounting principles	$(0.03)	$(0.09)	$(0.07)	$(0.08)	$(0.09)	$(0.10)	$(0.21)	$(0.22)
Cumulative effect of changes in accounting principles	—	—	—	—	—	—	—	(0.13)

	$(0.03)	$(0.09)	$(0.07)	$(0.08)	$(0.09)	$(0.10)	$(0.21)	$(0.35)

Shares used in computation of basic and diluted loss per share (3)	70,651,803	69,353,932	68,897,686	68,557,485	68,279,757	68,130,576	67,590,381	67,043,395

(1)	The third quarter of 2003 differs from that previously reported and is restated to include an additional $1.3 million in stock based compensation recorded as a result of modification of certain stock option grants for terminated employees.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the weighted-average shares outstanding and the effects of rounding for each period.
(3)	The shares used in the computation of basic and diluted loss per share for the second and the third quarter of 2003 differ from those previously reported and are restated to include the dilutive effect of the CNS shares being held in escrow until the fourth quarter of 2003.

DRUGSTORE.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of fiscal period	Charges to revenue, costs and expenses	Deductions		Balance at end of fiscal period
Year Ended December 28, 2003
Allowance for doubtful accounts	$61	$84	$100	(A)	$45
Allowance for sales returns	252	1,305	1,233	(B)	324
Reserve for inventory valuation	417	275	221	(C)	471

Year Ended December 29, 2002
Allowance for doubtful accounts	$83	$70	$92	(A)	$61
Allowance for sales returns	207	1,269	1,224	(B)	252
Reserve for inventory valuation	1,530	219	1,332	(C)	417

Year Ended December 30, 2001
Allowance for doubtful accounts	154	53	124	(A)	83
Allowance for sales returns	165	1,172	1,130	(B)	207
Reserve for inventory valuation	1,061	1,124	655	(C)	1,530

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.
(B)	Deductions consist of sales credits to customers for product returns.
(C)	Deductions consist of write-off of obsolete inventory and inventory shrinkage.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

DRUGSTORE.COM, INC.

By:	/s/ KAL RAMAN
Kal Raman, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Kal Raman and Robert A. Barton, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2004.

Signature	Title
/s/ KAL RAMAN Kal Raman	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROBERT A. BARTON Robert A. Barton	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PETER M. NEUPERT Peter M. Neupert	Chairman of the Board

/s/ JEFFREY P. BEZOS Jeffrey P. Bezos	Director

/s/ L. JOHN DOERR L. John Doerr	Director

/s/ MELINDA F. GATES Melinda French Gates	Director

/s/ DAN LEVITAN Dan Levitan	Director

/s/ WILLIAM D. SAVOY William D. Savoy	Director

/s/ GREGORY S. STANGER Gregory S. Stanger	Director