Form 10-Q
period 2004-03-28
DRUGSTORE COM INC
filed 2004-05-07
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

or

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

As of April 30, 2004, the registrant had 78,771,713 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three months ended March 28, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
Net sales	$84,362	$57,083
Costs and expenses:
Cost of sales	66,245	46,607
Fulfillment and order processing	9,257	7,163
Marketing and sales	6,123	3,845
Technology and content	2,320	2,064
General and administrative	3,663	2,721
Amortization of intangible assets	1,052	366
Amortization of stock-based compensation (1)	352	156

Total costs and expenses	89,012	62,922

Operating loss	(4,650)	(5,839)
Interest income, net	81	204

Net loss	$(4,569)	$(5,635)

Basic and diluted net loss per share	$(0.06)	$(0.08)

Weighted average shares outstanding used to compute basic and diluted net loss per share	74,515,424	68,557,485

(1)	Set forth below are the amounts of amortization of stock-based compensation that, if recorded by operating function, would be classified in the Statements of Operations as follows:

Fulfillment and order processing	$17	$44
Marketing and sales	60	11
Technology and content	20	57
General and administrative	255	44

Total	$352	$156

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 28, 2004	December 28, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,071	$5,285
Marketable securities	31,279	38,287
Accounts receivable, net of allowances	27,789	24,896
Inventories	14,645	13,647
Prepaid marketing expenses	2,090	2,291
Other current assets	3,993	3,231

Total current assets	87,867	87,637

Fixed assets, net	13,309	14,280
Intangible assets, net	17,959	19,011
Goodwill, net	53,503	53,077
Prepaid marketing expenses	9,733	10,305
Deposits and other assets	102	102

Total assets	$182,473	$184,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,873	$46,964
Accrued compensation	2,754	2,932
Accrued marketing expenses	1,343	1,870
Other current liabilities	2,132	3,043
Current portion of capital lease obligations	738	785

Total current liabilities	56,840	55,594

Capital lease obligations, less current portion	463	600
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares outstanding
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 78,489,249 and 77,361,026 shares issued and outstanding	798,524	797,534
Deferred stock-based compensation	(104)	(635)
Accumulated deficit	(673,250)	(668,681)

Total stockholders’ equity	125,170	128,218

Total liabilities and stockholders’ equity	$182,473	$184,412

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
Operating Activities:
Net loss	$(4,569)	$(5,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	1,713	1,578
Amortization of marketing and sales agreements	572	573
Loss on disposal of fixed assets	24	12
Amortization of intangible assets	1,052	366
Amortization of stock-based compensation	352	156
Changes in:
Accounts receivable	(2,893)	(1,610)
Inventories	(998)	(2,708)
Prepaid marketing expenses	201	198
Other current assets	(762)	(181)
Accounts payable and accrued expenses	867	1,725

Net cash used in operating activities	(4,441)	(5,526)

Investing Activities:
Purchases of marketable securities	(11,738)	(17,677)
Sales of marketable securities	18,746	20,435
Purchase of fixed assets	(766)	(762)

Net cash provided by investing activities	6,242	1,996

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,169	315
Proceeds from asset financing	0	615
Principal payments on capital lease obligations	(184)	(285)

Net cash provided by financing activities	985	645

Net increase (decrease) in cash and cash equivalents	2,786	(2,885)
Cash and cash equivalents at beginning of period	5,285	19,384

Cash and cash equivalents at end of period	$8,071	$16,499

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy solutions. We sell health, beauty, wellness, personal care, sexual well-being and pharmacy products through our Web site at www.drugstore.com and prestige beauty products through our Web site located at www.beauty.com, which is also accessible through the drugstore.com Web site. As of April 28, 2003, we offer customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS). Additionally, as of December 8, 2003, we sell contact lenses and other vision products through our wholly owned subsidiary International Vision Direct Corp. (Vision Direct), through its Web sites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com.

All customer orders are processed through our Web stores or via telephone through our toll-free telephone numbers, 1-800-DRUGSTORE and 1-800-VISIONDIRECT. We operate two distribution centers, one that provides fulfillment capabilities for all of our pharmaceutical and non-pharmaceutical orders delivered by mail, and another that fulfills our vision orders delivered by mail. Under the terms of an agreement with Rite Aid Corporation (Rite Aid), customers are also able to order existing drugstore.com and Rite Aid refill prescriptions for pickup at any Rite Aid store.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these financial statements include all adjustments, consisting of all normal and recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. In addition, the accompanying balance sheet data at December 28, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, and accompanying notes, included in our annual report on Form 10-K for the fiscal year ended December 28, 2003. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Comprehensive loss

Comprehensive loss is the same as net loss in all periods presented.

3. Accrued Liabilities

During the first quarter of 2004, we implemented a new employee vacation policy under which unused, accrued vacation balances are not paid upon termination of employment. The implementation of this policy change reduced our estimated accrued liability associated with employee vacation by approximately $400,000, and we recorded a corresponding reduction in operating expenses for the first quarter.

4. Intangible Assets

The intangible assets balances as of March 28, 2004 and December 28, 2003 were as follows:

		March 28, 2004			December 28, 2003
		(in thousands)
	Weighted Average Years Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets:
Vendor agreement	3	$13,465	$(8,627)	$4,838	$13,465	$(8,241)	$5,224
Vision Direct covenant of non-compete	2	1,000	(150)	850	1,000	(37)	963
CNS contract and technology assets	3	3,330	(717)	2,613	3,330	(502)	2,828
Vision Direct trade name and customer base	3	9,100	(405)	8,695	9,100	(92)	9,008

Technology license, domain names and other	3	7,881	(6,918)	963	7,881	(6,893)	988

Total intangible assets		$34,776	$(16,817)	$17,959	$34,776	$(15,765)	$19,011

5. Goodwill

The following table summarizes the changes in goodwill, by business segment, at March 28, 2004 and December 28, 2003:

	Mail-Order Pharmacy	Local Pick-Up Pharmacy	OTC	Vision	Total
	(in thousands)
Balance, December 28, 2003	$—	$—	$8,404	$44,673	$53,077
Adjustment to goodwill for Vision Direct	—	—	—	426	426

Balance, March 28, 2004 and December 28, 2003	$—	$—	$8,404	$45,099	$53,503

Goodwill in our over-the-counter (OTC) segment includes the goodwill related to the acquisition of CNS. Goodwill in our vision segment represents the goodwill related to the acquisition of Vision Direct.

6. Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase or contingently issuable pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share because they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(in thousands, except share and per share data)
Net loss	$(4,569)	$(5,635)

Weighted average shares outstanding	77,930,719	68,557,485

Less weighted average shares subject to repurchase or contingently issuable pursuant to contract terms	(3,415,295)	—

Shares used in computation of basic and diluted net loss per share	74,515,424	68,557,485

Basic and diluted net loss per share	$(0.06)	$(0.08)

As of March 28, 2004 and March 30, 2003, there were stock options and warrants outstanding to acquire 16,153,926 and 15,501,075 common shares, respectively, that were excluded from the computation of diluted net loss per share, as their effect was antidilutive. If we had reported net income, the calculation of per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

7. Strategic Agreements

Rite Aid

In July 1999, we consummated a series of agreements with Rite Aid and General Nutrition Corporation (GNC) to issue 12,282,599 shares of our Series E preferred stock in exchange for an aggregate of $10 million in cash and other consideration, including access to insurance coverage, advertising commitments and a vendor agreement with an estimated fair value of $233.9 million. The $233.9 million non-cash portion of the consideration from the Rite Aid and GNC agreements was allocated to the following components based on a valuation obtained from an independent valuation expert (in millions):

Access to insurance coverage	$182.1
Advertising commitments	22.9
Vendor agreement	28.9

$233.9

Under our agreements with Rite Aid, customers are able to order refills of their existing Rite Aid or drugstore.com prescriptions using our Web site, and may choose to receive that prescription using our mail-order delivery service or pick up their prescription at any of Rite Aid’s approximately 3,400 stores nationwide. In addition to offering multi-channel delivery options, Rite Aid and drugstore.com agreed to promote each other’s services both online and offline. We also received the benefit of many of Rite Aid’s insurance and pharmacy benefit manager (PBM) relationships and are able to buy prescription products through Rite Aid, taking advantage of its buying power. During the first quarter of 2002, the relationship expanded as we began selling Rite Aid private label over-the-counter products on the drugstore.com Web site.

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

Amazon.com

Effective September 19, 2003, we entered into a new e-commerce agreement with Amazon.com, Inc. Under the new agreement, we are a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com Web site. We ship the Amazon.com orders we fulfill in Amazon.com-branded boxes from our distribution facility. The new agreement replaced our then-existing marketing agreement with Amazon.com. The initial term of this agreement ends in April 2007.

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

8. Stock Options

The following table summarizes activity under our 1998 Stock Plan:

	Outstanding Options		Options Exercisable at End of Period	Weighted Average Exercise Price
	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at December 28, 2003	15,631,869	$6.34	9,078,797	$6.06
Options granted	1,363,055	$6.03
Options exercised	(1,091,290)	$0.93
Options forfeited	(249,708)	$5.20

Outstanding at March 28, 2004	15,653,926	$6.72	8,531,041	$6.67

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

Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock. For the quarters ended March 28, 2004 and March 30, 2003, we recorded aggregate deferred stock-based compensation of $224,000 and $0, respectively. This deferred stock-based compensation is being amortized over the vesting period of the underlying options using the multiple-option approach. For the quarters ended March 28, 2004 and March 30, 2003, we recognized amortization of stock-based compensation of $352,000 and $156,000, respectively. In those same periods, we reversed $403,000 and $20,000, respectively, of deferred stock-based compensation as a result of employee terminations.

If the stock-based compensation for our 1998 Stock Plan had been determined based on the fair value method, as promulgated by SFAS 123, our net loss would have been adjusted to the following pro forma amounts for the periods ended March 28, 2004 and March 30, 2003:

	Three Months Ended
	March 28, 2004	March 30, 2003
	($ in thousands, except per share data)
Net loss, as reported	$(4,569)	$(5,635)
Add: Stock-based compensation, as reported	352	156
Deduct: Total stock-based compensation determined under fair value based method for all awards	(3,419)	(2,907)

Adjusted net loss, fair value method for all stock-based award	$(7,636)	$(8,386)

Basic and diluted net loss per share - as reported	$(0.06)	$(0.08)

Basic and diluted net loss per share - pro forma	$(0.10)	$(0.12)

Weighted-average fair value of options granted at fair market value	$4.08	$1.90

The initial impact on pro forma net loss may not be representative of compensation expense in future years when the effect of amortization of multiple awards would be reflected in pro forma earnings.

For purposes of the pro forma amounts above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option granted during the periods indicated:

	Three Months Ended
	March 28, 2004	March 30, 2003
Risk-free interest rate	2.18%	2.07%
Expected life	3 years	3 years
Volatility	111%	120%

9. Commitments and Contingencies

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

On January 14, 2004, we filed motions for a more definite statement of count one (breach of contract) and to dismiss count two of the complaint (defamation). On January 29, 2004, AC Lens filed an amended complaint alleging breach of contract with greater specificity and removing the defamation claim. Consequently, we withdrew our motions. On February 27, 2004, we filed an answer to the amended complaint and asserted a counterclaim for breach of contract. AC Lens replied to the counterclaim on March 3, 2004. The parties are now engaged in discovery. At this time, we are unable to predict the outcome of this litigation. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse affect on our results of operations.

Vision Direct – 1-800 Contacts Litigation. On October 9, 2002, plaintiff 1-800 Contacts, Inc. filed a complaint in the United States District Court for the Southern District of New York (the District Court) against defendants WhenU.com, Inc. and Vision Direct, Inc. (VDI), a subsidiary of International Vision Direct Corp. The complaint alleged copyright and trademark violations based on defendants’ use of “pop-up” advertising over 1-800 Contacts’ Web site, a “cyber squatting” claim against VDI based on its registration of the domain name www.www1800Contacts.com (the Domain Name) and unspecified damages. 1-800 Contacts also moved for a preliminary and permanent injunction against both defendants to stop their use of pop-up advertisements and compel VDI to relinquish its registration of the Domain Name. Both defendants answered the complaint and VDI denied the substantive allegations of the complaint. The defendants also opposed the motion for a preliminary injunction.

On December 22, 2003, the District Court granted 1-800 Contacts’ motion for a preliminary injunction, notwithstanding the fact that VDI had voluntarily ceased the use of pop-up advertisements before the commencement of the action and relinquished its registration of the Domain Name. Both defendants filed timely notices of appeal from the District Court’s order to the United States Court of Appeals for the Second Circuit, which have been fully briefed. The Second Circuit heard oral arguments on April 5, 2004 and is now considering the appeals. At this time, we are unable to predict the outcome of VDI’s appeal or the litigation in the District Court. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse affect on our results of operations.

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

State Sales Tax Claims. In early 2002, we received an Arbitrary Assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based upon its best estimate of sales revenue numbers during those periods. In December 2002, we received a Revised Assessment from the State of New Jersey based on sales revenue numbers we provided. In March 2003, we filed an appeal of the Revised Assessment with the Tax Court of New Jersey, based on the fact that the State of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not the retailing entity in that state. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements with respect to the sales tax alleged to be due. We believe that the ultimate resolution of this sales tax assessment will not have a material adverse effect on our financial position or operating results. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse affect on our results of operations.

Other. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition or operating results.

10. Segment Information

During fiscal year 2003, we organized our operations into four operating segments: mail-order pharmacy, local pick-up pharmacy, OTC, and vision. We do not allocate assets to our reporting segments, as assets are generally not specifically attributable to these segments. The information presented below for these segments is information used by our chief operating decision maker (our chief executive officer) in evaluating operating performance.

	Three Months Ended
	March 28, 2004	March 30, 2003
	(in thousands)
Mail-Order Pharmacy:
Net sales	$14,505	$11,663
Cost of sales	12,210	9,563
Fulfillment and order processing (a)	1,304	1,342

Contribution margin (b)	$991	$758

Local Pick-up Pharmacy:
Net sales	$21,544	$21,483
Cost of sales	19,294	19,812
Fulfillment and order processing (a)	946	991

Contribution margin (b)	$1,304	$680

Over- the-Counter (OTC):
Net sales	$35,462	$23,937
Cost of sales	25,314	17,232
Fulfillment and order processing (a)	2,909	2,322

Contribution margin (b)	$7,239	$4,383

Vision:
Net sales	$12,851	$—
Cost of sales	9,427	—
Fulfillment and order processing (a)	947	—

Contribution margin (b)	$2,477	$—

Consolidated:
Net sales	$84,362	$57,083
Cost of sales	66,245	46,607
Fulfillment and order processing (a)	6,106	4,655

Contribution margin (b)	$12,011	$5,821

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees. These costs are discernable by business segment. These amounts exclude depreciation and fixed overhead costs, which are not discernable by business segment.

(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the related cost of these sales and the incremental (variable) fulfillment and order processing costs to deliver orders to our customers.

	Three Months Ended
	March 28, 2004	March 30, 2003
	(in thousands)
Consolidated contribution margin for reportable segments	$12,011	$5,821
Less:
Fulfillment and order processing (c)	3,151	2,508
Marketing and sales	6,123	3,845
Technology and content	2,320	2,064
General and administrative	3,663	2,721
Amortization of intangible assets	1,052	366
Amortization of stock-based compensation	352	156

Operating loss	$(4,650)	$(5,839)

(c)	These amounts include all fixed costs of fulfillment and order processing, which are not discernable by business segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this quarterly report.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this quarterly report are forward-looking. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from those stated or implied in the forward-looking statements for a variety of reasons, including, among others, the rate of growth of the economy in general, the Internet and online commerce, customer spending patterns, our ability to attract and retain customers, the mix of products sold to customers, the anticipated benefits and risks of our key strategic relationships, risks of inventory management, seasonality, the future value of our common stock, the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets, potential government regulation, and our future capital requirements and the ability to meet those capital needs. These and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the following discussion and in the section entitled “Business – Factors That May Affect Our Business” in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended December 28, 2003, filed with the Securities and Exchange Commission. A forward-looking statement should not be relied upon as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it, except as we otherwise specifically state.

We operate on a retail calendar. References in the following discussion to yearly periods are to fiscal years, unless the context indicates otherwise. For example, “2003” refers to the fiscal year ended December 28, 2003.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy solutions. We believe that our Web stores, including those located on the Internet at www.drugstore.com, www.beauty.com and www.visiondirect.com, offer a better way for consumers to shop for these products. We operate primarily in the United States and Canada, but our products are available to consumers worldwide.

Business Segments; Growth Strategies. As a result of our acquisition of Vision Direct and our current growth strategies within our pharmacy product category, in the fourth quarter of 2003 we organized our business into four primary business segments: mail-order pharmacy, local pick-up pharmacy, over-the-counter, or OTC, and vision. The organization of our business into these four distinct segments allows our management to gain a comprehensive financial view of each of our key businesses and our business as a whole. In addition, this segmentation better allows us to align strategies in operations, marketing and customer care to optimize the overall customer experience, within each segment and across all segments, and maximize growth.

•	Mail-order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, that are ordered online or over the telephone at the www.drugstore.com Web store and delivered to customers through our mail-order facility. We obtain our inventory through Rite Aid as part of our ongoing relationship. We market to and serve cash-paying and insurance-covered individuals and also serve as an independent, online solution for low-cost mail-order prescription services. We are currently a mail-order prescription drug provider for seven pharmacy benefit managers, or PBMs and intend to focus our 2004 marketing efforts on establishing broader relationships with those PBMs and expanding our services to additional PBMs. We anticipate that continued growth in this segment will substantially depend on our ability to grow prescription volumes through these efforts.

•	Local Pick-up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills ordered online or over the telephone at our www.drugstore.com Web store and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our growth in this segment will depend on our ability to leverage our relationship with Rite Aid through marketing in in-store Rite Aid receipts, weekly Rite Aid advertising circulars and email advertising. In 2004, we expect that local pick-up pharmacy will be our slowest-growing segment, as we focus the majority of our company-wide marketing efforts on our higher-margin OTC and vision segments.

•	Over-the-Counter (OTC). Our OTC segment (also known as non-pharmaceutical) includes all non-prescription products sold through our www.drugstore.com and www.beauty.com Web stores and through our subsidiary CNS at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com and www.pritikin@home.com. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including a broad selection of basic necessity items as well as hard-to-find specialty items, that incites them to return to our Web sites and make repeat, replenishment and impulse purchases. In addition, to drive long-term customer retention and growth, we recently introduced a Free 3-Day Shipping Program for Midwest, Mountain and West Coast customers making OTC purchases of $49 or more.

•	Vision. Our vision segment was created as a result of our acquisition of Vision Direct in December 2003. The vision segment includes contact lenses and vision products sold by Vision Direct through its Web sites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We purchase our contact lens and vision products inventory directly from various manufacturers and other distributors. We believe that growth in this segment will depend on our ability to take advantage of the growth in consumer demand for contact lenses and vision products and to successfully integrate Vision Direct into our business. In 2004, we intend to grow sales in this segment by implementing an aggressive pricing and customer acquisition strategy.

Revenues. We generate revenue primarily from product sales and shipping fees. In the first quarter of 2004, we reported consolidated total net sales of $84.4 million, which reflected a 47.8% increase over net sales in the first quarter of 2003. Improved performance in our OTC and mail-order pharmacy business segments, in which net sales grew by 48.5% and 23.1%, respectively, in the first quarter of 2004 compared to the first quarter of 2003, contributed substantially to our growth in total net sales in the quarter. Net sales in the local pickup pharmacy segment were flat in the first quarter of 2004 compared to the first quarter of 2003. Net sales in the vision segment in the first quarter of 2004, which was the first full quarter of vision operations as part of drugstore.com, generated $12.8 million in net sales, representing 15.1% of our total net sales.

Expenses. Our operating expenses, including cost of goods sold, declined as a percentage of net sales from 110.2% in the first quarter of 2003 to 105.5% in the first quarter of 2004. This decline resulted from our efforts to reduce our cost of goods as a percentage of total net sales by increasing our mix of higher-margin OTC and vision products relative to lower-margin pharmacy products. Increased utilization of our primary distribution center reduced our fulfillment expenses to 11.0% of total net sales in the first quarter of 2004, down from 12.5% in the first quarter of 2003. Our technology and general and administrative expenses increased in dollar amounts year-over-year primarily due to the acquisition of Vision Direct and the incorporation of its operations into our business, but declined year-over-year as a percentage of net sales as we spread our fixed costs over a growing order volume and net sales base. As a result of implementing a new employee vacation policy, we recorded a $400,000 reduction in operating expenses in the first quarter of 2004.

Net Loss; Cash Position. The combination of our revenue growth and continued cost containment efforts resulted in a year-over-year decline in our net loss of $1.1 million, or 18.9%, to $4.6 million in the first quarter of 2004. We ended the first quarter of 2004 with over $39.4 million in cash and marketable securities and no debt. Uses of cash in the quarter included increased spending on OTC inventory to stock up for anticipated sales growth, annual employee bonuses and funding ongoing operations. Assuming that we are able to implement our growth initiatives, increase sales and continue to reduce total expenses as a percentage of sales, we anticipate net losses in 2004 to be in the range of $9.8 million to $13.8 million. Although we expect a net loss for 2004, we do not expect our cash balance to decline significantly in 2004 because we anticipate that a substantial portion of our 2004 net loss will reflect non-cash expenses, such as amortization and depreciation.

Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. Additional information about our significant accounting policies is included in Note 1 of our consolidated financial statements included in Part IV, Item 15 of our annual report on Form 10-K for the fiscal year ended December 28, 2003. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition and results of operations.

Revenue Recognition

Revenues from sales of products delivered to customers (net of promotional discounts, cancellations, rebates and returns allowances) are recorded when the products are shipped and title passes to the customer. Products are considered shipped upon delivery to the common carrier, at which time both title and risk of loss are transferred pursuant to our contracts with our carriers. This arrangement is commonly referred to as “F.O.B. Shipping Point.” Return allowances, which reduce product sales by our best estimate of expected product returns, are estimated using historical experience. If our estimate of return allowances is too high, our revenues will be understated; if our estimate of these allowances is too low, our revenues will be overstated. Product returns, and differences between our estimates and actual returns, have not been significant historically.

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

Periodically, we provide incentive offers to our customers to encourage purchases. Such offers include discounts on specific current purchases, which we refer to as Diamond Deals™, or future rebates based upon a percentage of the current purchase, which we refer to as drugstore.com Dollars™, and Vision Rewards (for contact lens purchases), as well as other offers. Diamond Deals, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in net sales. Rebates we offer are treated as a reduction to sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers. Historically, our redemption rates, which are adjusted quarterly, have not differed materially from our estimates.

Inventory

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

Accrued Liabilities

During the first quarter of 2004, we implemented a new employee vacation policy under which unused, accrued vacation balances are not paid upon termination of employment. The implementation of this policy change reduced our estimated accrued liability associated with employee vacation by approximately $400,000, and we recorded a corresponding reduction of operating expenses for the first quarter. Going forward, we will be assessing in each quarter our liability associated with accrued employee vacation, which will be adjusted as necessary based on our historical and anticipated future forfeiture rates.

Results of Operations

Net Sales

	Three Months Ended
	March 28, 2004	% Change	March 30, 2003
	($ in thousands)
Net sales	$84,362	47.8%	$57,083
New customers	306	29.7%	236
Orders from repeat customers as a % of total orders	73%		71%

Segmented net sales information:

Net sales from mail-order pharmacy	$14,505	24.4%	$11,663
% of net sales from mail-order pharmacy	17.2%		20.4%
Net sales from local pick-up pharmacy	$21,544	0.3%	$21,483
% of net sales from local pick-up pharmacy	25.5%		37.6%
Net sales from OTC	$35,462	48.1%	$23,937
% of net sales from OTC	42.0%		41.9%
Net sales from vision	$12,851	N/A	N/A
% of net sales from vision	15.2%		N/A

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Net sales also include service fees from our agreement with Amazon.com, Inc., under which we act as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com Web site, and consignment services fees earned from our GNC arrangement, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are booked on a net basis and constitute less than 2% of total net sales in each period presented. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, billed to third parties. Sales of pharmaceutical products covered by third parties are recorded at the net amount to be received. Sales made to Amazon.com under our wholesale and fulfillment agreement are billed directly to Amazon.com.

Total net sales grew by 47.8% in the first quarter of 2004 compared to the first quarter of 2003, as a result of increased order volume and growth in average net revenue per order. The total number of orders in the first quarter of 2004 grew by 33% to 1,077,000, compared to 808,000 in the first quarter of 2003, as a result of new customer acquisition and increases in repeat orders from existing customers. Average net sales per order increased by 11%, or $7, to $78 in the first quarter of 2004 compared to the first quarter of 2003, as a result of customers purchasing an increasing number of items per order. Sales growth in the quarter also benefited significantly by the addition of sales from our newly acquired vision business.

Net sales in the mail-order pharmacy segment grew by 24.4%, and order volume increased by 8%, year-over-year as a result of our initiatives to grow the segment by providing third-party pharmacy fulfillment services to PBMs. This strategy has resulted in customers purchasing an increasing number of 90-day supplies. Average net sales per order in this segment increased by 16% to $129 in the first quarter of 2004 compared to the first quarter of 2003, as a result of customers purchasing an increasing number of 90-day supplies.

Our net sales in the local pick-up pharmacy segment remained largely unchanged compared to the first quarter of 2003 as we continued to focus on our mail-order pharmacy segment. Average net sales per order in this segment increased by 10% to $101 in the first quarter of 2004 compared to the first quarter of 2003 as a result of an increase in the average price per prescription, as well as an increase in the average number of prescriptions per order.

Our net sales in the OTC segment grew by 48.1%, and order volume increased by 24%, in the first quarter of 2004 compared to the first quarter of 2003 as a result of new customer acquisition and significant increases in repeat orders from existing customers. Average net sales per order increased by 20% to $60 in the first quarter of 2004 compared to the first quarter of 2003 as a result of customers purchasing an increasing number of items per order and an increase in the average price per item.

Our net sales in the vision segment for the first quarter of 2004 were $12.9 million. Average net sales per order were $77.

We acquired 306,000 new customers during the first quarter of 2004, increasing our total customer base to 5.1 million customers since inception, compared to 3.5 million customers at the end of the first quarter of 2003. Sales from repeat customers made up 73% of total net sales in the first quarter of 2004. Repeat orders continue to increase in both absolute dollars and as a percentage of total orders as we continue to focus our marketing efforts on acquiring high-value customers. These efforts were supported by our anchor loyalty programs of Everyday Free Shipping, drugstore.com Dollars and Diamond Deals, which we believe help drive increases in average sales per order and order volume.

Cost of Sales

	Three Months Ended
	March 28, 2004	% Change	March 30, 2003
	($ in thousands)
Cost of sales	$66,245	42.1%	$46,607
Percent of net sales	78.5%		81.6%

Segmented cost of sales information:
Cost of sales from mail-order pharmacy	$12,210	27.7%	$9,563
% of cost of sales from M/O pharmacy	18.4%		20.5%

Cost of sales from local pick-up pharmacy	$19,294	(2.6)%	$19,812
% of cost of sales from local pick-up pharmacy	29.1%		42.5%

Cost of sales from OTC	$25,314	46.9%	$17,232
% of net sales from OTC	38.2%		37.0%

Cost of sales from vision	$9,427	N/A	N/A
% of cost of sales from vision	14.2%		N/A

Total cost of sales increased in absolute dollars in the first quarter of 2004 compared to the first quarter of 2003 as a result of growth in net sales and increased order volume. Cost of sales as a percentage of net sales decreased primarily as a result of a higher mix of higher-margin OTC and vision sales relative to lower-margin mail-order pharmacy and local pick-up pharmacy sales.

For both the mail-order and local pick-up pharmacy segments, we maintained and improved our product margins through selling generic pharmaceutical products, which generally saves the customer money and reduces our product costs. We emphasize to our customer the cost savings of choosing to buy generic drugs and alert our customers to the anticipated release of new generic alternatives to the brand drugs they may be currently purchasing.

We continue to improve product margins in the OTC segment through a more favorable mix of product sales that include higher-margin items in specialty, seasonal and prestige beauty merchandise and customized nutritional supplements.

Cost of sales in our vision segment was $9.4 million for the first quarter of 2004. Vision Direct charges a standard shipping charge on all orders under $99, which provides a nominal benefit to overall gross margin.

Shipping costs, which are included in cost of sales, continue to exceed the amount we charge customers for shipping. We expect to continue to subsidize a portion of our OTC shipping costs for the foreseeable future, through free shipping on nonprescription orders of $49 or more, as a strategy to attract and retain customers.

Fulfillment and Order Processing Expense

	Three Months Ended
	March 28, 2004	% Change	March 30, 2003
	($ in thousands)
Fulfillment and order processing expense	$9,257	29.2%	$7,163
Percent of net sales	11.0%		12.5%

Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid, credit card processing fees, payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), rent and depreciation related to equipment and fixtures in our distribution center and call center facilities.

Fulfillment and order processing expenses decreased as a percentage of net sales in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of increased order volumes and net sales per order spread over our primary distribution center’s fixed cost infrastructure. Fulfillment and order processing expenses increased in absolute dollars year-over-year as a result of larger order volumes.

Marketing and Sales Expense

	Three Months Ended
	March 28, 2004	% Change	March 30, 2003
	(in thousands)
Marketing and sales expense	$6,123	59.2%	$3,845
Percent of net sales	7.3%		6.7%
Marketing expense per new customer	$20		$16

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses included various advertising contracts.

Marketing and sales expenses increased in absolute dollars but remained relatively flat as a percentage of net sales. The dollar increase in marketing and sales expense was attributable to spending to grow our newly acquired vision business as well as continued marketing expenses to accelerate the growth of our OTC business. Marketing and sales expense per new customer in the first quarter of 2001 was approximately $20, reflecting an increase of $4 from the first quarter of 2003, as we integrated the marketing activities of Vision Direct and tested various new promotional programs associated with the new vision business.

Technology and Content Expense

	Three Months Ended
	March 28, 2004	% Change	March 30, 2003
	($ in thousands)
Technology and content expense	$2,320	12.4%	$2,064
Percent of net sales	2.8%		3.6%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making minor upgrades and enhancements to our Web sites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and content and design expenses for our Web sites.

Technology and content expenses increased by $0.3 million in the first quarter of 2004 compared to the first quarter of 2003. This increase was due primarily to a greater number of employees working on the integration of our 2003 acquisitions of CNS and Vision Direct, as well as various maintenance activities. Our integration activities also resulted in a $200,000 increase in capitalized labor.

General and Administrative Expense

	Three Months Ended
	March 28, 2004	% Change	March 30, 2003
	($ in thousands)
General and administrative expense	$3,663	34.6%	$2,721
Percent of net sales	4.3%		4.8%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel and other general corporate expenses. General and administrative expenses decreased as a percentage of net sales as a result of more net sales being spread over our fixed corporate infrastructure costs. General and administrative expenses grew in absolute dollars in the first quarter of 2004 compared to the first quarter of 2003 largely due to the addition of Vision Direct general and administrative expenses into our infrastructure.

Amortization of Intangible Assets

	Three Months Ended
	March 28, 2004	% Change	March 30, 2003
	($ in thousands)
Amortization of intangible assets	$1,052	187.4%	$366

The increase in amortization of intangible assets is related to the acquisitions of Vision Direct and CNS in 2003.

Amortization of Stock-based Compensation

	Three Months Ended
	March 28, 2004	% Change	March 30, 2003
	($ in thousands)
Amortization of stock-based compensation	$352	125.6%	$156

We record deferred stock-based compensation in connection with stock options granted below market value on the date of grant to our employees in all operating expense categories. The deferred stock-based compensation amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. Such amounts are amortized to expense over the vesting periods of the options granted using the multiple-option approach. Additional amortization of stock-based compensation results from the modification of certain stock options for terminated employees. In the first quarter of 2004, we recorded $224,000 in additional stock-based compensation expense as a result of modifying certain stock options for employees terminated during the quarter.

Deferred stock-based compensation for stock options issued to our employees will be recognized as expense, subject to continuing employment, for each of the next two fiscal years, when amortization of deferred stock compensation will be complete on all existing grants, as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2004	$74
2005	30
Total	$104

Interest Income and Expense

	Three Months Ended
	March 28, 2004	% Change	March 30, 2003
	($ in thousands)
Interest income, net	$81	(60.3)%	$204

Net interest income consists of earnings on our cash, cash equivalents and marketable securities. Interest expense consists of interest associated with capital lease obligations. Net interest income decreased in the first quarter of 2004 compared to the first quarter of 2003 as a result of decreasing cash, cash equivalents and marketable securities balances. We expect net interest income to decrease during future fiscal quarters to the extent our average outstanding balance of cash, cash equivalents and marketable securities is reduced in order to fund our operations.

Income Taxes

There has been no provision or benefit for income taxes for any period since inception due to our ongoing operating losses.

Liquidity and Capital Resources

We have incurred net losses of $673.2 million since inception. We believe that we will continue to incur net losses for the next year, and possibly longer. From our inception through March 28, 2004, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $380.7 million.

Discussion of Cash Flows

	Three Months Ended
	March 28, 2004	% Change	March 30, 2003
	($ in thousands)
Cash used in operating activities	$(4,441)	(19.6)%	$(5,526)
Cash provided by (used in) investing activities	$6,242	212.7%	$1,996
Cash provided by financing activities	$985	52.7%	$645
Net increase (decrease) in cash and cash equivalents	$2,786	196.6%	$(2,885)

Net cash used in operating activities for the first quarter of 2004 and the first quarter of 2003 primarily reflects net losses, growth in inventory and changes in other operating assets and liabilities.

Net cash provided by investing activities in the first quarter of 2004 consisted primarily of the net proceeds from the sale from marketable securities, partially offset by the acquisition of fixed assets. Net cash used in investing activities in the first quarter of 2003 related to the purchase of marketable securities and acquisition of fixed assets.

Net cash provided by financing activities in the first quarter of 2004 and the first quarter of 2003 resulted primarily from cash provided from exercises of employee stock options.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase.

The following table provides information regarding our balances of cash and cash equivalents and marketable securities at March 28, 2004 and March 30, 2003:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In thousands)
Cash and cash equivalents	$8,071	$16,499
Marketable securities	31,279	39,725

Total	$39,350	$56,224

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.

As of March 28, 2004, our principal commitments consisted of obligations outstanding under capital and operating leases and our agreement with Wellpoint Health Networks Inc., as follows:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
		(in thousands)
Capital leases (1)	$1,302	$672	$583	$47	$—
Operating leases (2)	11,321	2,223	5,203	3,895
Marketing agreement (3)	400	250	150	—	—

	$13,023	$3,145	$5,936	$3,942	$—

(1)	Capital lease obligations consist primarily of technology and operations assets.
(2)	Operating lease obligations consist of office building, distribution center and call center leases.
(3)	Represents total cash payments due to WellPoint.

We believe that our sources of cash will be sufficient to fund our operations and anticipated capital expenditures until we begin generating positive operating cash flow. Our sources of cash are from direct sales of our products to customers, for which we collect cash from credit card settlements and insurance billings, and sales made to Amazon.com under our wholesale and fulfillment agreement. Our primary uses of cash are purchasing inventory and funding our operations, as well as overhead and infrastructure costs. We expect to begin generating positive operating cash flow during 2004, but there can be no assurances as to such timing or that we will ever generate operating cash flow. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and the section entitled “Factors That May Affect Our Business” in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended December 28, 2003.

We anticipate that our capital expenditure requirements for the remainder of 2004 will be approximately $2.2 million for various hardware and software additions in technology and additions and upgrades to our distribution centers.

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

Management Outlook

For the second quarter of 2004, we expect net sales to be in the range of $85 million to $89 million. Of total net sales, we expect OTC sales to be in the range of $36 million to $38 million, mail-order pharmacy sales to be in the range of $15 million to $16 million, local pick-up pharmacy to be in the range of $21 million to $22 million, and vision to be approximately $13 million. We have recently implemented a new Free 3-Day Shipping program for OTC orders of $49 or more, which is expected to benefit West Coast customers in particular, and plan to increase spending on marketing to promote this new shipping service and our newly acquired vision business. As a result, we anticipate GAAP net loss for the second quarter of 2004 to be in the range of $4.0 million to $4.5 million.

For the full fiscal year, we confirm our prior guidance that net sales are expected to grow more than 45% over 2003, to a range of $360 million to $390 million. We have adjusted our forecast of GAAP net loss for the full fiscal year slightly, to a range of $9.8 million to $13.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents and marketable securities. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to our company. Historically, and as of March 28, 2004, we have little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of March 28, 2004, we have not used derivative instruments or engage in hedging activities.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 28, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. In addition, there has been no significant change in our internal control over financial reporting during the quarter ended March 28, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 of our condensed consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part I, Item 1 of this quarterly report.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated April 23, 2003 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s Annual Report on Form 10-K/A for the Fiscal Year Ended December 29, 2002 (SEC File No. 000-26137)).

10.1	Offer letter of Ardell D. Albers dated February 27, 2004.

31.1	Certification of Kal Raman, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert A. Barton, Chief Financial Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kal Raman, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert A. Barton, Chief Financial Officer of drugstore.com, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 14, 2004, we filed a current report on Form 8-K to furnish certain preliminary unaudited financial results for the fiscal quarter ended December 28, 2003, in connection with an investor presentation to be given on that day by our chief executive officer and chief financial officer.

On January 20, 2004, we filed a current report on Form 8-K containing our financial results for the fiscal quarter ended December 28, 2003 and certain other information.

On February 20, 2004, we amended our current report on Form 8-K, which was filed on December 23, 2003 to report the acquisition of International Vision Direct Corp., to provide financial statements of International Vision Direct Corp. and pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ ROBERT A. BARTON
Robert A. Barton Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Date: May 7, 2004