Form 10-Q
period 2004-06-27
DRUGSTORE COM INC
filed 2004-08-06
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

or

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

As of July 30, 2004, the registrant had 79,768,389 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three and six months ended June 27, 2004

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net sales	$87,844	$58,224	$172,206	$115,307
Costs and expenses:
Cost of sales	70,283	46,267	136,528	92,874
Fulfillment and order processing	9,560	7,065	18,817	14,228
Marketing and sales	6,339	3,907	12,462	7,752
Technology and content	2,069	2,325	4,389	4,389
General and administrative	3,392	2,923	7,055	5,644
Amortization of intangible assets	1,032	343	2,084	709
Stock-based compensation (1)	207	119	559	275

Total costs and expenses	92,882	62,949	181,894	125,871

Operating loss	(5,038)	(4,725)	(9,688)	(10,564)
Interest income, net	78	174	159	378

Net loss	$(4,960)	$(4,551)	$(9,529)	$(10,186)

Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.13)	$(0.15)

Weighted average shares outstanding used to compute basic and diluted net loss per share	75,470,099	69,328,478	74,965,835	68,940,194

(1)	Set forth below are the amounts of stock-based compensation that, if recorded by operating function, would be classified in the Statements of Operations as follows:

Fulfillment and order processing	$12	$35	$29	$79
Marketing and sales	2	9	62	20
Technology and content	11	41	32	98
General and administrative	182	34	436	78

Total	$207	$119	$559	$275

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 27, 2004	December 28, 2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$14,265	$5,285
Marketable securities	23,581	38,287
Accounts receivable, net of allowances	30,258	24,896
Inventories	14,674	13,647
Prepaid marketing expenses	2,291	2,291
Other current assets	4,666	3,231

Total current assets	89,735	87,637

Fixed assets, net	12,744	14,280
Intangible assets, net	16,630	19,011
Goodwill, net	53,633	53,077
Prepaid marketing expenses	9,014	10,305
Deposits and other assets	102	102

Total assets	$181,858	$184,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,590	$46,964
Accrued compensation	2,289	2,932
Accrued marketing expenses	1,926	1,870
Other current liabilities	2,640	3,043
Current portion of capital lease obligations	798	785

Total current liabilities	60,243	55,594

Capital lease obligations, less current portion	524	600
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares outstanding
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized 79,012,879 and 77,361,026 shares issued and outstanding	799,370	797,534
Deferred stock-based compensation	(69)	(635)
Accumulated deficit	(678,210)	(668,681)

Total stockholders’ equity	121,091	128,218

Total liabilities and stockholders’ equity	$181,858	$184,412

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 27, 2004	June 29, 2003
Operating Activities:
Net loss	$(9,529)	$(10,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	3,488	3,175
Amortization of marketing and sales agreements	1,145	1,145
Loss on disposal of fixed assets	(7)	32
Amortization of intangible assets	2,084	709
Stock-based compensation	559	275
Changes in:
Accounts receivable	(5,362)	(103)
Inventories	(1,027)	(1,191)
Prepaid marketing expenses	146	229
Other current assets	(1,435)	302
Accounts payable and accrued expenses	4,251	(3,579)
Other	—	106

Net cash used in operating activities	(5,687)	(9,086)

Investing Activities:
Purchases of marketable securities	(17,353)	(22,715)
Sales of marketable securities	32,059	30,718
Business acquisition, net of cash received	—	(1,535)
Proceeds from the sale of fixed assets	11	—
Purchase of fixed assets	(1,412)	(983)

Net cash provided by investing activities	13,305	5,485

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,839	717
Proceeds from asset financing	—	615
Principal payments on capital lease obligations	(477)	(553)

Net cash provided by financing activities	1,362	779

Net increase (decrease) in cash and cash equivalents	8,980	(2,822)
Cash and cash equivalents at beginning of period	5,285	19,384

Cash and cash equivalents at end of period	$14,265	$16,562

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Description of the Business

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy solutions. We sell health, beauty, wellness, personal care, sexual well-being, and pharmacy products through our Web site at www.drugstore.com and prestige beauty products through our Web site located at www.beauty.com, which is also accessible through the drugstore.com Web site. As of April 28, 2003, we offer customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS). Additionally, as of December 8, 2003, we sell contact lenses and other vision products through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries (collectively, Vision Direct), through its Web sites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com.

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

2.    Basis of Presentation

The accompanying unaudited condensed, consolidated, financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for the fair presentation of our financial condition and results of operation for the interim periods presented. In addition, the accompanying balance sheet data at December 28, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, with no effect on our financial position, cash flows or net income.

Comprehensive loss

Comprehensive loss is the same as net loss in all periods presented.

3.    Intangible Assets

The intangible assets balances as of June 27, 2004 and December 28, 2003 were as follows:

		June 27, 2004			December 28, 2003
		(in thousands)
	Weighted Average Years Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets:
Vendor agreement with GNC and Johnson & Johnson	3	$13,865	$(9,013)	$4,852	$13,465	$(8,241)	$5,224
Vision Direct trade name and customer base	3	8,800	(718)	8,082	9,100	(92)	9,008
Beauty.com trade name and customer base	3	6,314	(6,314)	0	6,314	(6,314)	0
CNS contract and technology assets	3	3,330	(898)	2,432	3,330	(502)	2,828
Technology license, patent, domain names and other	3	1,154	(528)	626	1,567	(579)	988
Vision Direct covenant of non-competition	2	900	(562)	638	1,000	(150)	850

Total intangible assets		$34,363	$(17,733)	$16,630	$34,776	$(15,765)	$19,011

4.    Goodwill

The following table summarizes the changes in goodwill, by business segment, at June 27, 2004 and December 28, 2003:

	OTC	Vision	Total
Balance, December 28, 2003	$8,404	$44,673	$53,077
Adjustments to goodwill	390	166	556

Balance, June 27, 2004	$8,794	$44,839	$53,633

Goodwill in our over-the-counter (OTC) segment includes the goodwill related to the acquisitions of CNS and Beauty.com, Inc. Goodwill in our vision segment represents the goodwill related to the acquisition of Vision Direct.

5.    Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares held in escrow pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share because they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Net loss	$(4,960)	$(4,551)	$(9,529)	$(10,186)

Weighted average shares outstanding	78,885,394	69,328,478	78,381,130	68,940,194
Less weighted average shares held in escrow pursuant to contract terms	(3,415,295)	—	(3,415,295)	—

Shares used in computation of basic and diluted net loss per share	75,470,099	69,328,478	74,965,835	68,940,194

Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.13)	$(0.15)

Outstanding stock options and warrants to acquire 15,702,931 and 16,232,720 common shares, respectively, as of June 27, 2004 and June 29, 2003, were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. If we had reported net income, the calculation of per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method. In June, 2000, we issued 500,000 warrants to purchase common stock, at $7.76 a share, to a subsidiary of CIGNA Corporation as part of a joint marketing agreement. The warrants and the joint marketing agreement will terminate in June, 2005.

6.    Strategic Agreements

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

$233.9

Under our agreements with Rite Aid, customers are able to order refills of their existing Rite Aid or drugstore.com prescriptions using our Web site, and may choose to receive that prescription using our mail-order delivery service or pick up their prescription at any of Rite Aid’s approximately 3,400 stores nationwide. In addition to offering multi-channel delivery options, Rite Aid and drugstore.com agreed to promote each other’s services both online and offline. We also received the benefit of many of Rite Aid’s insurance and pharmacy benefit manager (PBM) relationships and are able to buy prescription products through Rite Aid, taking advantage of its buying power. We also sell Rite Aid private label over-the-counter products on the drugstore.com Web site.

As part of the transactions with Rite Aid and GNC, we also entered into a 10-year agreement with GNC under which we have the right to be the exclusive online provider of GNC-branded products until July 2005. We have agreed that, as long as we have the exclusive right to distribute GNC’s products over the Internet, we will not promote any other retail health food store or operate a physical retail health food store. When the exclusivity provisions of the agreement terminate, we will have the nonexclusive right to sell these products for the remaining term of the agreement.

The access to insurance coverage and the vendor agreement were written off in 2002, and the advertising commitments have been classified within prepaid marketing expenses. The remaining prepaid marketing asset is being amortized on a straight-line basis over its contractual life of 10 years.

Amazon.com

Effective September 19, 2003, we entered into a new e-commerce agreement with Amazon.com, Inc. Under this agreement, we are a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the “Health & Personal Care” store on the Amazon.com Web site. We ship the Amazon.com orders we fulfill in Amazon.com-branded boxes, from our distribution facility, in exchange for a fulfillment fee and an agreed-upon product price. This agreement replaced our prior marketing agreement with Amazon.com. The initial term of this agreement ends in April 2007. The fees and product revenue generated by our agreement with Amazon.com, which are recorded as gross revenue in our OTC segment, totaled $3.9 million and $5.9 million for the three and six months ended June 27, 2004, respectively.

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

7.    Stock Options

The following table summarizes activity under our 1998 Stock Plan:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price per Share	Options Exercisable at End of Period	Weighted Average Exercise Price
Outstanding at December 28, 2003	15,631,869	$6.34	9,078,797	$6.06
Options granted	1,804,005	$5.88	—	—
Options exercised	(1,614,920)	$1.03	—	—
Options forfeited	(618,023)	$5.41	—	—
Outstanding at June 27, 2004	15,202,931	$6.89	8,781,971	$6.97

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

Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock. For the three-months ended June 27, 2004 and June 29, 2003, we recorded aggregate deferred stock-based compensation of $172,000 and $0, respectively. For the six months ended June 27, 2004 and June 29, 2003, we recorded aggregate deferred stock-based compensation of $396,000 and $0, respectively. This deferred stock-based compensation is being amortized over the vesting period of the underlying options using the multiple-option approach. For the three-month periods ended June 27, 2004 and June 29, 2003, we recognized amortization of stock-based compensation of $207,000 and $119,000, respectively. In those same periods, we reversed $4,000 and $5,000, respectively, of deferred stock-based compensation as a result of employee terminations. For the six-month periods ended June 27, 2004 and June 29, 2003, we recognized amortization of stock-based compensation of $559,000 and $275,000, respectively. In those same periods, we reversed $407,000 and $25,000, respectively, of deferred stock-based compensation as a result of employee terminations.

If the stock-based compensation for our 1998 Stock Plan had been determined based on the fair value method, as promulgated by SFAS 123, our net loss would have been adjusted to the following pro forma amounts for the three- and six-month periods ended June 27, 2004 and June 29, 2003:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss, as reported	$(4,960)	$(4,551)	$(9,529)	$(10,186)
Add: Stock-based compensation, as reported	207	119	559	275
Deduct: Total stock-based compensation determined under fair value based method for all awards	(3,407)	(3,195)	(6,702)	(6,102)

Adjusted net loss, fair value method for all stock-based award	$(8,160)	$(7,627)	$(15,672)	$(16,013)

Basic and diluted net loss per share—as reported	$(0.07)	$(0.07)	$(0.13)	$(0.15)

Basic and diluted net loss per share—pro forma	$(0.11)	$(0.11)	$(0.21)	$(0.23)

Weighted-average fair value of options granted at fair market value	$3.06	$2.73	$3.81	$2.37

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

For purposes of the pro forma amounts above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option granted during the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Risk-free interest rate	2.92%	1.78%	2.55%	1.93%
Expected life	3 years	3 years	3 years	3 years
Volatility	96%	117%	99%	120%

8.    Commitments and Contingencies

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

In general, the complaint alleges that the prospectuses through which we conducted the Offerings were materially false and misleading for failure to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby the underwriters agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the after-market at predetermined prices. The complaint asserts violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The action seeks damages in an unspecified amount and other relief. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against drugstore.com. drugstore.com has approved a settlement agreement and related agreements, which set forth the terms of a settlement between drugstore.com, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement agreement provides for a release of drugstore.com and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. It is anticipated that any potential financial obligation of drugstore.com to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any payment by drugstore.com. The settlement agreement has not yet been executed. The agreement will be subject to approval by the court, which approval cannot be assured. We can give no assurances as to whether or when a settlement will occur or be finalized. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. The ultimate outcome of this matter could have a material adverse affect on our results of operations.

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

On January 14, 2004, we filed motions for a more definite statement of count one (breach of contract) and to dismiss count two of the complaint (defamation). On January 29, 2004, AC Lens filed an amended complaint alleging breach of contract with greater specificity and removing the defamation claim. Consequently, we withdrew our motions. On February 27, 2004, we filed an answer to the amended complaint and asserted a counterclaim for breach of contract. AC Lens replied to the counterclaim on March 3, 2004. The parties are now engaged in discovery. At this time, we are unable to predict the outcome of this litigation. No amounts have been accrued for this matter, as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse affect on our financial position and results of operations.

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

On December 22, 2003, the District Court granted 1-800 Contacts’ motion for a preliminary injunction, notwithstanding the fact that VDI had voluntarily ceased the use of pop-up advertisements before the commencement of the action and relinquished its registration of the Domain Name. Both defendants filed timely notices of appeal from the District Court’s order to the United States Court of Appeals for the Second Circuit, which have been fully briefed. The Second Circuit heard oral arguments on April 5, 2004 and is now considering the appeals. On June 24, 2004, we settled the action by 1-800 Contacts against VDI without any material financial obligation to us or VDI. Because we were not the only defendants in this matter, the Second Circuit is still considering certain issues on appeal.

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

On February 5, 2004, the District Court granted Vision Direct’s request to adjourn a status conference scheduled for February 6, 2004, pending resolution of the appeals in the 1-800 Contacts litigation discussed above. The appeal in the 1-800 Contacts litigation is currently under submission to the U.S. Court of Appeals for the Second Circuit. At this time, we are unable to predict the outcome of this litigation. No amounts have been accrued for this matter, as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse affect on our financial position and results of operations.

State Sales Tax Claims.    In early 2002, we received an Arbitrary Assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based upon its best estimate of sales revenue numbers during those periods. In December 2002, we received a Revised Assessment from the State of New Jersey based on sales revenue numbers we provided. In March 2003, we filed an appeal of the Revised Assessment with the Tax Court of New Jersey, based on the fact that the State of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not the retailing entity in that state. The appeal is pending and is in the pre-trial discovery phase. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements with respect to the sales tax alleged to be due. We believe that the ultimate resolution of this sales tax assessment will not have a material adverse effect on our financial position or operating results. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. However, the ultimate outcome of this matter could have a material adverse affect on our financial position and results of operations.

Class Action.    On and after June 25, 2004, several putative class actions were filed in the United States District Court for the Western District of Washington against drugstore.com and certain of its present and former officers for alleged violations of the federal securities laws. The suits purport to have been filed on behalf of purchasers of our common stock between January 14, 2004 and June 10, 2004. The complaints generally allege that we made false and misleading statements about our prospects for fiscal year 2004 and failed to disclose, among other things, (i) a negative impact on our gross margins from the integration of our acquisition of Vision Direct and from our free 3-day shipping promotion, and (ii) a negative impact on our sales growth arising from cancellations of certain expired prescriptions. No amounts have been accrued for this matter, as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse effect on our financial position and results of operations.

Other.    From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition or operating results.

9.    Segment Information

We organize our operations into four operating segments: mail-order pharmacy, local pick-up pharmacy, OTC, and vision. We do not allocate assets to our reporting segments, as assets are generally not specifically attributable to these segments. The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(in thousands)
Mail-Order Pharmacy:
Net sales	$15,143	$11,727	$29,648	$23,390
Cost of sales	12,868	9,579	25,076	19,295
Fulfillment and order processing (a)	1,452	1,219	2,796	2,560

Contribution margin (b)	$823	$929	$1,776	$1,535

Local Pickup Pharmacy:
Net sales	$23,080	$21,033	$44,624	$42,516
Cost of sales	20,795	19,186	40,089	38,846
Fulfillment and order processing (a)	976	936	1,922	1,928

Contribution margin (b)	$1,309	$911	$2,613	$1,742

Over-the-Counter (OTC):
Net sales	$36,730	$25,464	$72,192	$49,401
Cost of sales	26,467	17,502	51,782	34,733
Fulfillment and order processing (a)	3,090	2,149	6,246	4,471

Contribution margin (b)	$7,173	$5,813	$14,164	$10,197

Vision:
Net sales	$12,891	$—	$25,742	$—
Cost of sales	10,153	—	19,581	—
Fulfillment and order processing (a)	956	—	1,908	—

Contribution margin (b)	$1,782	$—	$4,253	$—

Consolidated:
Net sales	$87,844	$58,224	$172,206	$115,307
Cost of sales	70,283	46,267	136,528	92,874
Fulfillment and order processing (a)	6,474	4,304	12,872	8,959

Contribution margin (b)	$11,087	$7,653	$22,806	$13,474

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees. These costs are discernable by business segment. These amounts exclude depreciation and fixed overhead costs, which are not discernable by business segment.
(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the related cost of these sales and the incremental (variable) fulfillment and order processing costs to deliver orders to our customers.

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(in thousands)
Consolidated contribution margin for reportable segments	$11,087	$7,653	$22,806	$13,474
Less:
Fulfillment and order processing (c)	3,086	2,761	5,945	5,269
Marketing and sales	6,339	3,907	12,462	7,752
Technology and content	2,069	2,325	4,389	4,389
General and administrative	3,392	2,923	7,055	5,644
Amortization of intangible assets	1,032	343	2,084	709
Amortization of stock-based compensation	207	119	559	275

Operating loss	$(5,038)	$(4,725)	$(9,688)	$(10,564)

(c)	These amounts include all fixed costs of fulfillment and order processing, which are not discernable by business segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report as well as our annual report on Form-10-K for the fiscal year ended December 28, 2003.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and our future financial and operational performance, made in this quarterly report are forward-looking. Words such as “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “plan,” “continue,” “forecast,” “remains,” “would,” “should,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, are not guarantees of future performance and involve assumptions, risks, and uncertainties. Our actual results may differ significantly from those stated or implied in the forward-looking statements for a variety of reasons, including, among others, effects of changes in the economy, consumer spending patterns, the mix of products sold to customers, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, drugstore.com’s limited operating history, our ability to attract and retain customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks and benefits related to business combinations and strategic relationships, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, risks related to systems interruptions, possible governmental regulation, and the ability to manage a rapidly growing business. These and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the following discussion and in the section entitled “Business – Factors That May Affect Our Business” in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended December 28, 2003, filed with the Securities and Exchange Commission. A forward-looking statement should not be relied upon as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it, except as we otherwise specifically state.

We operate on a retail calendar. References in the following discussion to yearly periods are to fiscal years, unless the context indicates otherwise. For example, “2003” refers to the fiscal year ended December 28, 2003.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy solutions. We believe that our Web stores, including those located on the Internet at www.drugstore.com, www.beauty.com, www.visiondirect.com, and www.lensmart.com, offer a better way for consumers to shop for these products. We operate primarily in the United States and Canada, but our products are available to consumers worldwide.

Business Segments; Growth Strategies.    Following our acquisition of Vision Direct in December 2003 and in keeping with our current growth strategy in our pharmacy product category, in the fourth quarter of 2003 we organized our business into four primary business segments: mail-order pharmacy, local pick-up pharmacy, over-the-counter (OTC), and vision. The organization of our business into these four distinct segments allows our management to gain a comprehensive financial view of each of our key businesses and our business as a whole. In addition, this segmentation better allows us to align strategies in operations, marketing and customer care in order to optimize the overall customer experience, both within each segment and across all segments, and to maximize growth.

•	Mail-order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, that are ordered online or over the telephone at the www.drugstore.com Web store and delivered to customers through our mail-order facility. We obtain our inventory through Rite Aid as part of our ongoing relationship. We market to and serve cash-paying and insurance-covered individuals and also serve as an independent, online solution for low-cost mail-order prescription services. We are currently a mail-order prescription drug provider for six pharmacy benefit management companies, or PBMs, and three third-party benefits companies, and intend to continue to focus our 2004 marketing efforts on establishing broader relationships with our existing PBMs and benefits companies and expanding our services to additional PBMs. We anticipate that continued growth in this segment will substantially depend on our ability to grow prescription volumes through these efforts.

•

Local Pick-up Pharmacy.    Our local pick-up pharmacy business segment includes prescription refills ordered online at our www.drugstore.com Web store or over the telephone and picked up by customers at Rite Aid stores. In this segment,

Rite Aid acts as our fulfillment partner. Our growth in this segment depends on our ability to leverage our relationship with Rite Aid through marketing in Rite Aid in-store receipts, weekly Rite Aid advertising circulars and email advertising. We continue to expect that local pick-up pharmacy will be our slowest-growing segment in 2004, as we focus the majority of our company-wide marketing efforts on our higher-margin OTC and vision segments.

•	Over-the-Counter (OTC). Our OTC segment (also known as non-pharmaceutical) includes all non-prescription products sold through our www.drugstore.com and www.beauty.com Web stores and through our subsidiary CNS at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com and www.pritikin@home.com. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including a broad selection of basic necessity items as well as hard-to-find specialty items, which encourages them to return to our Web sites and make repeat and impulse purchases. In addition, to drive long-term customer retention and growth, in the second quarter of 2004 we introduced a free 3-day shipping program for Midwest, Mountain and West Coast customers making OTC purchases of $49 or more.

•	Vision. Our vision segment was created as a result of our acquisition of Vision Direct in December 2003. The vision segment includes contact lenses and vision products sold by Vision Direct through its Web sites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We purchase our contact lens and vision products inventory directly from various manufacturers and other distributors. We believe that growth in this segment will depend on our ability to take advantage of the growth in consumer demand for contact lenses and vision products, successfully integrate Vision Direct into our business and successfully address recent legislation relating to contact lens prescription access and verification. We intend to grow sales in this segment for the remainder of 2004 by implementing an aggressive pricing and customer acquisition strategy.

Revenues.    We generate revenue primarily from product sales and shipping fees. In the three and six month period ended June 27, 2004, we reported consolidated total net sales of $87.8 million, and $172.2 million respectively. Improved performance in our OTC and mail-order pharmacy business segments along with the addition of our vision segment contributed substantially to our growth in total net sales for the three- and six-months ended June 27, 2004.

Expenses.    Our operating expenses, including cost of goods sold, declined as a percentage of net sales to 105.7% and 105.6% for the three- and six-month periods ended June 27, 2004 compared to 108.1% and 109.2% for the three- and six-month periods ended June 29, 2003. This decline resulted from our efforts to drive greater sales volumes across our fixed cost infrastructure.

Net Loss; Cash Position.    Our net losses for the three-month periods ended June 27, 2004 and June 29, 2003 were $5.0 million and $4.6 million respectively. Included in the second quarter of 2004 net loss are expenses of $230,000 related to Kal Raman’s departure from drugstore.com, inc., and capitalized labor costs of approximately $540,000. Our net loss for the six-month periods ended June 27, 2004 of $9.5 million reflected a loss reduction of $657,000 from $10.2 million reported for the six months ended June 29, 2003. The loss reduction reflects the benefit of a greater sales volume relative to our fixed cost infrastructure. We ended the second quarter of 2004 with over $37.8 million in cash and marketable securities and no debt. Uses of cash in the quarter included increased capitalized labor costs related to the integration of CNS and Vision Direct, and funding ongoing operations.

Chief Executive Officer.    On June 11, 2004, drugstore.com, inc. announced the appointment of chief financial officer Robert A. Barton as the company’s acting chief executive officer, and the resignation of Kal Raman as president and chief executive officer. The company has engaged a search firm and is focused on hiring a highly qualified chief executive officer as soon as possible.

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

Revenue Recognition

Revenues from sales of products delivered to customers (net of promotional discounts, cancellations, rebates and returns allowances) are recorded when the products are shipped and title passes to the customer. Return allowances, which reduce product sales by our estimate of expected product returns, are estimated using historical experience. If our estimate of return allowances is too high, our revenues will be understated; if our estimate of these allowances is too low, our revenues will be overstated. Historically, product returns, and differences between our estimates and actual returns, have not been significant.

Revenues from sales of certain pharmaceutical products ordered through our drugstore.com Web store or by telephone for pick-up at a Rite Aid store are recognized when the customer picks up the product. In these circumstances, we utilize Rite Aid as a fulfillment partner. According to the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record revenues in our local pick-up pharmacy segment on a gross basis, because we believe we act as a principal, based on the fact that, among other things, we bear both credit risk and inventory risk associated with these sales.

Revenues from sales of OTC products ordered through the Amazon.com Web site which are fulfilled by drugstore.com are recognized when the products are shipped from our distribution center. According to the criteria outlined in EITF 99-19, we record fees and revenues generated by the Amazon.com agreement in our OTC segment on a gross basis, because we believe we act as a principal, based on the fact that we bear general inventory risk associated with these sales.

Periodically, we provide incentive offers to our customers to encourage purchases. Such offers include discounts on specific current purchases, which we refer to as Diamond Deals™, or future rebates based upon a percentage of the current purchase, which we refer to as drugstore.com Dollars™, as well as other offers. Diamond Deals, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in net sales. drugstore.com dollars and other rebates that we offer are treated as a reduction to sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers. Historically, our redemption rates, which are adjusted quarterly, have not differed materially from our estimates.

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

Goodwill

In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangibles, we do not amortize goodwill but instead test for impairment at least annually. We test for impairment at the beginning of the fourth quarter or whenever indicators of impairment exist. The first phase of the test screens for impairment and the second phase, (if necessary) performed by comparing the fair value of the applicable reporting unit to its carrying value, measures for impairment. Fair value is determined using a discounted cash flow methodology. If our estimates of revenue growth or future cash flows prove to be inaccurate, we may have a future impairment of goodwill.

Results of Operations

Net Sales

	Three-Months Ended			Six-Months Ended
	June 27, 2004	% Change	June 29, 2003	June 27, 2004	% Change	June 29, 2003
	($ in thousands)
Net sales	$87,844	50.9%	$58,224	$172,205	49.3%	$115,307
New customers	294,000	34.2%	219,000	600,000	31.9	455,000
Orders from repeat customers as a % of total orders	72.0%		72.0%	72.0%		71.0%

Segmented net sales information:

Net sales from mail-order pharmacy	15,143	29.1%	11,727	29,647	26.8%	23,390
% of total net sales	17.2%		20.1%	17.2%		20.3%
Net sales from local pick-up pharmacy	23,080	9.7%	21,033	44,624	5.0%	42,516
% of total net sales	26.3%		36.1%	25.9%		36.9%
Net sales from OTC	36,730	44.2%	25,464	72,192	46.1%	49,401
% of total net sales	41.8%		43.7%	41.9%		42.8%
Net sales from vision	12,891	—	—	25,742	—	—
% of total net sales	14.7%			14.9%

Net sales include gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Net sales also include service fees from our agreement with Amazon.com, Inc., under which we act as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com Web site, and consignment services fees earned from our GNC arrangement, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are booked on a net basis and constitute approximately 1% of total net sales in each period presented. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, billed to third parties. Sales of pharmaceutical products covered by third parties are recorded at the net amount to be received. Sales made to Amazon.com under our wholesale and fulfillment agreement are billed directly to Amazon.com.

Total net sales grew by 50.9% and 49.3% in the three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003, as a result of increased order volume and growth in average net revenue per order. The total number of orders grew by 48.1% to 1.2 million and by 44.6% to 2.3 million for the three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003, as a result of the addition of our vision segment, increases in repeat orders from existing customers, and our wholesale fulfillment business. Average net sales per order increased by 3%, or $2, to $76 in the three-month period ended June 27, 2004, compared to the three month period ended June 29, 2003, as a result of an increasing number of customers purchasing pharmaceuticals in 90 day supplies, an increase in prescription drug prices, and increased OTC revenue per item sold, partially offset by a lower mix of pharmacy sales.

Mail Order Pharmacy.    Net sales in the mail-order pharmacy segment grew by 29.1% and 26.8%, and order volume increased by 10.2% and 8.9% for the three- and six-month periods ended June 27, 2004 compared to the three- and six-month periods ended June 29, 2003, as a result of our initiatives to grow the segment by providing third-party pharmacy fulfillment services to PBMs. This strategy has resulted in customers purchasing an increasing number of 90-day supplies, which, along with increasing pharmaceutical prices, increased the average net sales per order in this segment by 18.0% to $133 and 17.0% to $131 for the three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003.

Local Pick-Up Pharmacy.    Our net sales in the local pick-up pharmacy segment grew by 9.7% and 5.0%, while order volume increased 3.4% for the three month period, and decreased 3.0% for the six month period, ended June 27, 2004, compared to the three- and six month periods ended June 29, 2003, as we continued to focus on our mail-order pharmacy segment. Average net sales per order in this segment increased by 5.0% to $102 and 8.2% to $102 for the three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003, as a result of increasing pharmaceutical prices, as well as an increase in the average number of prescriptions per order.

OTC.    Our net sales in the OTC segment grew by 44.2%, and 46.1% while order volume increased by 42.6% and 40.6% for the three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003, as a result of significant increases in repeat orders from existing customers and orders associated with our new wholesale fulfillment agreement. Average net sales per order increased by 1.8% to $56 and by 3.7% to $55 for the three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003, as a result of an increase in the average price per OTC item sold partially offset by lower baskets from orders associated with our new wholesale fulfillment agreement.

Vision.    Our net sales in the vision segment were $12.9 million and $25.8 million for the three- and six-month periods ended June 27, 2004. Average net sales per order were $78. Because we acquired Vision Direct in December 2003, prior year comparisons are not applicable.

Customer Data.    We acquired 294,000 and 600,000 new customers for the three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003, increasing our total customer base to 5.4 million customers since inception, compared to 3.8 million customers since inception at the end of the second quarter of 2003. Sales from repeat customers ordering through the drugstore.com Web site made up 72% of total net sales for each of the three- and six-month periods ended June 27, 2004, compared to the 72% and 71% for the three- and six-month periods ended June 29, 2003. Revenue from repeat customers increased as we continue to focus our marketing efforts on acquiring high-value customers. These efforts were supported by our anchor loyalty programs of free 3-day shipping, drugstore.com Dollars™ and Diamond Deals™, which we believe help drive increases in average sales per order and order volume.

In preparing to report the current quarter’s financial metrics, the company identified an understatement of order volume for the first quarter of 2004, resulting from an inadvertent exclusion of wholesale OTC shipments in the calculation of order volume for the three-months ended March 28, 2004, we identified an understatement of order volume. Order volume for the three-months ended March 28, 2004 was 1.14 million orders (previously reported as 1.08 million orders), a year-over-year increase of 41% (previously reported as 33%). For the three-month period ended March 28, 2004, the corrected order volume resulted in an average net sales per order of $74 (previously reported as $78) and an average net sales per OTC order of $55 (previously reported as $60).

Cost of Sales

	Three Months Ended			Six Months Ended
	June 27, 2004	% Change	June 29, 2003	June 27, 2004	% Change	June 29, 2003
	($ in thousands)
Cost of sales	$70,284	51.9%	$46,267	$136,528	47.0%	$92,874
Percentage of net sales	80.0%		79.5%	79.3%		80.5%

Segmented cost of sales information:
Cost of sales from mail-order pharmacy	12,868	33.8%	9,615	25,076	30.0%	19,295
% of mail-order pharmacy net sales	85.0%		82.0%	84.6%		82.5%

Cost of sales from local pick-up pharmacy	20,795	8.6%	19,150	40,089	3.2%	38,846
% of local pick-up pharmacy net sales	90.1%		91.0%	89.8%		91.4%

Cost of sales from OTC	26,467	51.2%	17,502	51,782	49.1%	34,733
% of OTC net sales	72.1. %		68.7%	71.7%		70.3%

Cost of sales from vision	10,154	—	—	19,581	—	—
% of vision net sales	78.8%			76.1%

Total cost of sales increased in absolute dollars for the three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003, as a result of growth in net sales and increased order volume. Cost of sales as a percentage of net sales for the three-month period ended June 27, 2004 increased slightly as compared to the three-month period ended June 29, 2003, reflecting the impact of our everyday free 3-day shipping program and various discount promotions. Cost of sales as a percentage of net sales for the six-month period ended June 27, 2004, compared to the six months ended June 29, 2003, decreased primarily as a result of an increased proportion of higher-margin OTC and vision sales relative to lower-margin mail-order pharmacy and local pick-up pharmacy sales, partially offset by free 3-day shipping and discounts.

Mail-Order Pharmacy.    Cost of sales as a percentage of net sales for the mail-order pharmacy segment increased for both the three- and six-month periods ended June 27, 2004 as a result of our initiatives to grow the segment by providing third-party fulfillment services to PBM’s. This strategy focuses on fulfilling ninety day order quantities which drives higher revenue per order than thirty day quantity orders, but results in lower product margins (percentages).

OTC.    Cost of sales as a percentage of net sales increased in the OTC segment during the three- and six-month periods ended June 27, 2004, as a result of a higher mix of lower margin orders from our wholesale fulfillment agreement with Amazon.com, and our free 3-day shipping and other discount promotions.

Local Pick-Up Pharmacy.    Cost of sales as a percentage of net sales for the local pick-up pharmacy segment has declined for both the three-and six-month periods ended June 27, 2004 as a result of a greater mix of higher margin prescription drug sales.

Vision.    Cost of sales in our vision segment was $10.2 million and $19.6 million for the three- and six-month periods ended June 27, 2004. The cost of sales percentage for the three-months ended June 27, 2004, increased over the three-month period ended March 28, 2004, as a result of increased promotional activity. Because we acquired Vision Direct in December 2003, prior-year comparisons are not applicable.

Shipping Costs.    Shipping costs, which are included in cost of sales, continue to exceed the amount we charge customers for shipping. We expect to continue to subsidize a portion of our OTC shipping costs for the foreseeable future, through free shipping on nonprescription orders of $49 or more, as a strategy to attract and retain customers.

Fulfillment and Order Processing Expense

	Three Months Ended			Six Months Ended
	June 27, 2004	% Change	June 29, 2003	June 27, 2004	% Change	June 29, 2003
	($ in thousands)
Fulfillment and order processing	$9,560	35.3%	$7,065	$18,817	32.3%	$14,228
Percentage of net sales	10.9%		12.1%	10.9%		12.3%

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

Fulfillment and order processing expenses decreased as a percentage of net sales for the three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003, primarily as a result of increased order volumes and net sales per order spread over our primary distribution center’s fixed cost infrastructure. Fulfillment and order processing expenses increased in absolute dollars year-over-year as a result of larger order volumes.

Marketing and Sales Expense

	Three Months Ended			Six Months Ended
	June 27, 2004	% Change	June 29, 2003	June 27, 2004	% Change	June 29, 2003
	($ in thousands)
Marketing and sales	$6,339	62.2%	$3,907	$12,462	60.8%	$7,752
Percentage of net sales	7.2%		6.7%	7.2%		6.7%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses included amounts due under various advertising contracts.

Marketing and sales expenses increased in absolute dollars. The dollar increase in marketing and sales expense was primarily attributable to an increase in customers acquired, along with an increase in the average cost to acquire a customer. Marketing and sales expense was $22 and $21 per new customer for the three- and six-month periods ended June 27, 2004, up $4 compared to the three- and six-month periods ended June 29, 2003, as a result of the integration of the marketing activities of Vision Direct and the testing of various new promotional programs associated with the new vision business.

Technology and Content Expense

	Three Months Ended			Six Months Ended
	June 27, 2004	% Change	June 29, 2003	June 27, 2004	% Change	June 29, 2003
	($ in thousands)
Technology and content	$2,069	(11.0)%	$2,325	$4,389	0.0%	$4,389
Percentage of net sales	2.4%		4.0%	2.5%		3.8%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making routine upgrades and enhancements to our Web sites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and content and design expenses for our Web sites.

Technology and content expense declined by 11% for the three months ended June 27, 2004, and remained flat for the six months ended June 29, 2003. As a percentage of net sales, technology and content expense declined for both the three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003. This absolute dollar decline was due primarily to the capitalization of labor of $544,000 and $744,000 for the three- and six-month periods ended June 27, 2004, compared to $360,000 and $374,000 for the three- and six-month periods ended June 29, 2003, related to internally developed software projects.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 27, 2004	% Change	June 29, 2003	June 27, 2004	% Change	June 29, 2003
	($ in thousands)
General and administrative	$3,392	16.1%	$2,923	$7,055	25.0%	$5,644
Percentage of net sales	3.9%		5.0%	4.1%		4.9%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel and other general corporate expenses. General and administrative expenses decreased as a percentage of net sales for both the three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003, as a result of more net sales being spread over our fixed corporate infrastructure costs. General and administrative expenses grew in absolute dollars for the three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003, reflecting a one-time charge of $200,000 related to the departure in the second quarter of Kal Raman, our former chief executive officer, and expenses related to the implementation of the requirements associated with the Sarbanes-Oxley Act of 2002.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	June 27, 2004	% Change	June 29, 2003	June 27, 2004	% Change	June 29, 2003
	($ in thousands)
Amortization of intangible assets	$1,032	200.9%	$343	$2,084	193.9%	$709

The increase in amortization of intangible assets is related to the acquisitions of Vision Direct and CNS in 2003.

Stock-based Compensation

	Three Months Ended			Six Months Ended
	June 27, 2004	% Change	June 29, 2003	June 27, 2004	% Change	June 29, 2003
	($ in thousands)
Stock-based compensation	$207	73.9%	$119	$559	103.3%	$275

We record deferred stock-based compensation in connection with stock options granted below market value on the date of grant to our employees in all operating expense categories. The deferred stock-based compensation amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. Such amounts are amortized to expense over the vesting periods of the options granted, using the multiple-option approach. Additional amortization of stock-based compensation results from the modification of certain stock options for terminated employees. In the three- and the six-month periods ended June 27, 2004, we recorded $172,000 and $396,000 in additional stock-based compensation expense as a result of modifying certain stock options for employees terminated during those periods. This expense included a $30,000 charge related to the departure of Kal Raman.

Deferred stock-based compensation for stock options issued to our employees will be recognized as expense, subject to continuing employment, for each of the next two fiscal years, when amortization of deferred stock compensation will be complete on all existing grants, as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2004	$39
2005	30

Total	$69

Interest Income and Expense

	Three Months Ended			Six Months Ended
	June 27, 2004	% Change	June 29, 2003	June 27, 2004	% Change	June 29, 2003
	($ in thousands)
Interest income, net	$78	(55.2)%	$174	$159	(57.9)%	$378

Net interest income consists of earnings on our cash, cash equivalents and marketable securities. Interest expense consists of interest associated with capital lease obligations. Net interest income decreased in three- and six-month periods ended June 27, 2004, compared to the three- and six-month periods ended June 29, 2003, as a result of a lower cash, cash equivalents and marketable securities balances. We expect net interest income to decrease during future fiscal quarters to the extent our average outstanding balance of cash, cash equivalents and marketable securities is reduced in order to fund our operations.

Income Taxes

There has been no provision or benefit for income taxes for any period since inception due to our ongoing operating losses.

Liquidity and Capital Resources

We have incurred net losses of $678.2 million since inception. We believe that we will continue to incur net losses for the next year, and possibly longer. From our inception through June 27, 2004, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $381.6 million.

Discussion of Cash Flows

	Six Months Ended
	June 27, 2004	% Change	June 29, 2003
	($ in thousands)
Cash used in operating activities	$(5,687)	(36.0)%	$(9,086)
Cash provided by investing activities	$13,305	137.4%	$5,485
Cash provided by financing activities	$1,362	128.0%	$779
Net increase (decrease) in cash and cash equivalents	$8,980	418.2%	$(2,822)

Net cash used in operating activities for the six-month periods ended June 27, 2004 and June 29, 2003 primarily reflects net losses, growth in inventory and changes in other operating assets and liabilities.

Net cash provided by investing activities for the six-month periods ended June 27, 2004 and June 29, 2003 consisted primarily of the net proceeds from the sale from marketable securities, partially offset by the acquisition of fixed assets.

Net cash provided by financing activities for the six-month periods ended June 27, 2004 and June 29, 2003 resulted primarily from cash provided from the exercise of employee stock options.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase.

The following table provides information regarding our balances of cash and cash equivalents and marketable securities at June 27, 2004 and June 29, 2003:

	Six Months Ended
	June 27, 2004	June 29, 2003
	(In thousands)
Cash and cash equivalents	$14,265	$16,562
Marketable securities	23,581	34,480

Total	$37,846	$51,042

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.

As of June 27, 2004, our principal contractual obligations and other commitments consisted of obligations outstanding under capital and operating leases and our agreement with Wellpoint Health Networks Inc., as follows:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
		(in thousands)
Capital leases (1)	$1,323	$798	$472	$53	$—
Operating leases (2)	10,679	2,983	3,075	2,703	1,918
Marketing agreement (3)	400	250	150	—	—

	$12,402	$4,031	$3,697	$2,756	$1,918

(1)	Capital lease obligations consist primarily of technology and operations assets.
(2)	Operating lease obligations consist of office building, distribution center and call center leases.
(3)	Represents total cash payments due to WellPoint.

We believe that our sources of cash will be sufficient to fund our operations and anticipated capital expenditures until we begin generating positive operating cash flow. Our sources of cash are from direct sales of our products to customers, for which we collect cash from credit card settlements and insurance billings, and sales made to Amazon.com under our wholesale fulfillment agreement. Our primary uses of cash are purchasing inventory and funding our operations, as well as overhead and infrastructure costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and the section entitled “Factors That May Affect Our Business” in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended December 28, 2003.

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

Management Outlook

For the three-months ended September 26, 2004, we are targeting net sales growth of over 40% over the three-months ended September 28, 2003, to be in the range of $85 million to $88 million in a seasonally softer period. Of total net sales, we are targeting OTC sales to be in the range of $36.0 million to $37.0 million, mail-order pharmacy sales to be in the range of $15.5 million to $15.6 million, local pick-up pharmacy sales to be in the range of $21.5 million to $22 million, and vision sales to be in the range of $12.0 million to $13.4 million. We are targeting net loss for the third quarter to be in the range of $4.5 million to $5.4 million.

For the full fiscal year 2004, we continue to target net sales growth of more than 40% over 2003, to a range of $355 million to $370 million. We are targeting a net loss in the range of $15.8 million to $17.8 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents and marketable securities. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to our company. Historically, and as of June 27, 2004, we have little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of June 27, 2004, we have not used derivative instruments or engaged in hedging activities.

Item 4.    Controls and procedures

Our management, with the participation of our acting chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 27, 2004. Based on that evaluation, our acting chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. In addition, there has been no significant change in our internal control over financial reporting during the quarter ended June 27, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 9 of our condensed consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item    3. Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 10, 2004. The following matters were voted upon at the meeting:

Proposal 1: The following directors were elected:

Nominee	Votes for	Votes Withheld
Peter M. Neupert	54,795,098	169,632
Kal Raman	53,577,654	1,387,076
L. John Doerr	54,132,737	831,993
Melinda French Gates	54,088,220	876,510
Dan Levitan	54,140,018	824,712
G. Charles “Cayce” Roy, 3rd	54,724,621	240,109
William D. Savoy	52,359,211	2,605,519
Gregory S. Stanger	54,789,484	175,246

Proposal 2: The ratification of the appointment of Ernst & Young LLP to serve as our independent auditors for the 2004 fiscal year was approved, with 54,823,795 votes for, 96,762 votes against and 45,173 abstentions.

Item 5.    Other Information.

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

10.1	Offer Letter of Robert A. Barton dated June 14, 2004.

31.1	Certification of Robert A. Barton, Acting Chief Executive Officer and Chief Financial Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Robert A. Barton, Acting Chief Executive Officer and Chief Financial Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 28, 2004, we filed a current report on Form 8-K to furnish to the SEC our press release issued on April 28, 2004, which reported our financial results for the fiscal quarter ended March 28, 2004 and certain other information.

On June 14, 2004, we filed a current report on Form 8-K to provide updated financial guidance for the second quarter and fiscal year 2004.

On June 14, 2004, we filed a current report on Form 8-K to announce the resignation of Kal Raman as president and chief executive officer of drugstore.com, inc. and the appointment of Robert A. Barton as acting chief executive officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ ROBERT A. BARTON
Robert A. Barton Vice President, Acting Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)

Date: August 6, 2004