Form 10-Q
period 2004-09-26
DRUGSTORE COM INC
filed 2004-11-05
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

or

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

As of October 29, 2004, the registrant had 80,720,214 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three- and nine-months ended September 26, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003 (restated)	September 26, 2004	September 28, 2003 (restated)
Net sales	$84,287	$59,843	$256,493	$175,150
Costs and expenses:
Cost of sales	67,702	47,704	204,231	140,578
Fulfillment and order processing	9,590	7,091	28,406	21,319
Marketing and sales	5,749	4,718	18,212	12,470
Technology and content	2,256	1,928	6,644	6,317
General and administrative	4,287	2,688	11,342	8,332
Amortization of intangible assets	1,072	407	3,156	1,116
Stock-based compensation (1)(2)	56	1,462	615	1,737
Impairment of goodwill and other intangible assets	26,480	—	26,480	—

Total costs and expenses	117,192	65,998	299,086	191,869

Operating loss	(32,905)	(6,155)	(42,593)	(16,719)
Interest income, net	62	132	221	510

Net loss	$(32,843)	$(6,023)	$(42,372)	$(16,209)

Basic and diluted net loss per share	$(0.43)	$(0.09)	$0.56	$(0.24)

Weighted average shares outstanding used to compute basic and diluted net loss per share	76,493,041	69,353,932	75,474,903	68,935,822

(1)    As previously disclosed in our annual report on Form 10-K for the fiscal year ended December 28, 2003, the amounts for the three- and nine-month periods ended September 28, 2003 have been restated to include an additional $1.3 million in stock-based compensation recorded as a result of modifications of certain stock option grants for terminated employees.

(2)    Set forth below are the amounts of stock-based compensation that, if recorded by operating function, would be classified in the Statements of Operations as follows:

Fulfillment and order processing	$5	$29	$34	$108
Marketing and sales	1	819	63	839
Technology and content	42	84	74	182
General and administrative	8	530	444	608

Total	$56	$1,462	$615	$1,737

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 26, 2004	December 28, 2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$21,330	$5,285
Marketable securities	12,394	38,287
Accounts receivable, net of allowances	29,618	24,896
Inventories	16,006	13,647
Prepaid marketing expenses	2,290	2,291
Other current assets	3,559	3,231

Total current assets	85,197	87,637

Fixed assets, net	14,831	14,280
Goodwill, net	30,168	53,077
Other intangible assets, net	12,308	19,011
Prepaid marketing expenses	8,588	10,305
Deposits and other assets	102	102

Total assets	$151,194	$184,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,180	$46,964
Accrued compensation	2,773	2,932
Accrued marketing expenses	2,333	1,870
Other current liabilities	4,402	3,043
Current portion of capital lease obligations	631	785

Total current liabilities	60,319	55,594

Capital lease obligations, less current portion	423	600

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares outstanding
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized; 80,568,989 and 77,361,026 shares issued and outstanding	801,594	797,534
Deferred stock-based compensation	(89)	(635)
Accumulated deficit	(711,053)	(668,681)

Total stockholders’ equity	90,452	128,218

Total liabilities and stockholders’ equity	$151,194	$184,412

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 26, 2004	September 28, 2003
Operating Activities:
Net loss	$(42,372)	$(16,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Depreciation	5,571	4,784
Amortization of marketing and sales agreements	1,718	1,717
(Gain) loss on disposal of fixed assets	(19)	44
Amortization of intangible assets	3,156	1,116
Stock-based compensation	615	1,737
Impairment of goodwill and other intangible assets	26,480	—
Litigation settlement	475	—
Changes in:
Accounts receivable	(4,722)	(1,218)
Inventories	(2,359)	(1,467)
Prepaid marketing expenses	—	306
Other current assets	(328)	122
Accounts payable and accrued expenses	1,536	(1,323)
Other	—	106

Net cash used in operating activities	(10,249)	(10,285)

Investing Activities:
Purchases of marketable securities	(17,353)	(38,994)
Sales of marketable securities	43,246	45,400
Business acquisition, net of cash received	—	(1,365)
Purchase of fixed assets	(3,258)	(2,470)

Net cash provided by investing activities	22,635	2,571

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	3,991	1,637
Proceeds from asset financing	—	615
Principal payments on capital lease obligations	(332)	(834)

Net cash provided by financing activities	3,659	1,418

Net increase (decrease) in cash and cash equivalents	16,045	(6,296)
Cash and cash equivalents at beginning of period	5,285	19,384

Cash and cash equivalents at end of period	$21,330	$13,088

Supplemental Cash Flow Information:

Noncash leasehold incentives provided by landlord	$2,331	—

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy solutions. We sell health, beauty, wellness, personal care, sexual well-being, and pharmacy products through our Web site at www.drugstore.com and prestige beauty products through our Web site located at www.beauty.com, which is also accessible through the drugstore.com Web site. As of April 28, 2003, we offer customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (“CNS”). Additionally, as of December 8, 2003, we sell contact lenses and other vision products through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries (collectively, “Vision Direct”), through its Web sites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com.

All customer orders are processed through our Web stores or via telephone through our toll-free telephone numbers, 1-800-DRUGSTORE and 1-800-VISIONDIRECT. We operate two distribution centers, one approximately 290,000 square foot facility that provides fulfillment capabilities for all of our pharmaceutical and non-pharmaceutical orders delivered by mail, and another approximately 17,000 square foot facility that fulfills our vision orders delivered by mail. Under the terms of an agreement with Rite Aid Corporation (“Rite Aid”), customers are also able to order existing drugstore.com™ and Rite Aid refill prescriptions for pickup at any Rite Aid store.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed consolidated balance sheets, statements of operating results, and statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005 or any other interim period due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 28, 2003.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of drugstore.com, inc. and our subsidiaries. All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, among other things, inventory valuation, depreciable lives, sales returns, customer discount programs, receivables valuation, valuation of goodwill and other intangible assets, and contingencies. Actual results could differ materially from those estimates.

Employee Stock Purchase Plan

During the nine months ended September 26, 2004, employees enrolled in our employee stock purchase plan purchased our common stock on two purchase dates. An aggregate of 85,569 shares were purchased, with total proceeds to us of approximately $297,000.

Comprehensive Loss

Comprehensive loss is the same as net loss in all periods presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows or net income.

3. Goodwill

The following table summarizes the changes in goodwill, by business segment, at September 26, 2004 and December 28, 2003:

	OTC	Vision	Total
Balance, December 28, 2003	$8,404	$44,673	$53,077
Acquisitions/purchase accounting adjustments	436	(115)	321
Impairment loss	—	(23,230)	(23,230)

Balance, September 26, 2004	$8,840	$21,328	$30,168

Goodwill in our over-the-counter (“OTC”) segment includes the goodwill related to the acquisitions of CNS and Beauty.com, Inc. Goodwill in our vision segment represents the goodwill related to the acquisition of Vision Direct.

During the three- and nine-month periods ended September 26, 2004, we recorded estimated impairment charges of $23.2 million to goodwill, as described below, and $3.3 million to other intangible assets (see Note 4). During the three- and nine-month periods ended September 28, 2003, we recorded no impairment charges.

As part of our quarterly review of financial results for the third quarter of fiscal 2004, we noted indicators that the carrying value of goodwill and other intangible assets related to the acquisition of Vision Direct might not be recoverable, which resulted in an impairment review. We performed the impairment review because of lower-than-expected sales growth partially attributable to challenges addressing February 2004 federal legislation and August 2004 Federal Trade Commission regulations relating to contact lens prescription access and verification and an increasingly competitive contact lens marketplace. We evaluated the recoverability of goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Under the first step of the goodwill impairment analysis, we determined the fair value of the vision segment using a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Based on the first step analysis, we determined that the carrying amount of our vision segment was in excess of its fair value. Therefore, we were required to perform the second-step analysis on the vision segment to determine the amount of the impairment loss, if any. As of the time of filing of this quarterly report, we have not completed the second step analysis due to the complexities involved in determining the implied fair value of the goodwill of the vision segment. However, we have determined that an impairment loss is probable and could be reasonably estimated. Therefore, as permitted by SFAS 142, we recorded for the third quarter of fiscal 2004 an estimated impairment charge of $23.2 million to reduce the carrying value of goodwill.

The actual impairment charges may be higher or lower than the estimated charges we have recorded. During the fourth quarter of fiscal 2004, we will complete the second-step analysis of the impairment review and record any resulting increase or decrease in the impairment charges.

4. Other Intangible Assets

The other intangible assets balances as of September 26, 2004 and December 28, 2003 were as follows:

		September 26, 2004					December 28, 2003
		(in thousands)
	Weighted Average Years Useful Life	Gross Carrying Amount	Adjustments to Other Intangibles		Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets:
Vendor agreement with General Nutrition Center and Johnson & Johnson	3	$13,465	$275	(1)(2)	$(9,398)	$4,342	$13,465	$(8,241)	$5,224
Vision Direct trade name	Indefinite	5,500	(2,800	)(2)	—	2,700	5,500	—	5,500
Vision Direct customer base	3	3,600	(300	)(1)	(1,031)	2,269	3,600	(92)	3,508
Beauty.com trade name and customer base	3	6,314	—		(6,314)	—	6,314	(6,314)	—
CNS contract and technology assets	3	3,330	—		(1,126)	2,204	3,330	(502)	2,828
Technology license, patent, domain names and other	3	1,567	(413	)(1)	(561)	593	1,567	(579)	988
Vision Direct covenant of non-compete	2	1,000	(425	)(1)(2)	(375)	200	1,000	(37)	963

Total other intangible assets		$34,776	$(3,663)		$(18,805)	$12,308	$34,776	$(15,765)	$19,011

(1)	The carrying values of certain intangible assets other than goodwill have been adjusted for Vision Direct and CNS as a result of adjustments in our purchase price allocations during their respective allocation periods.
(2)	As part of our impairment analysis for Vision Direct goodwill and other intangibles in the third quarter of 2004 (see Note 3), we recorded an impairment charge of $2.8 million to the indefinite-lived intangible assets, which amount was based on the difference between carrying value and the fair market value calculated in accordance with SFAS 142, and $450,000 for the definite-lived intangible assets, which were determined to be unrecoverable and therefore written down to their fair market value in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These impairments were recorded to reduce the carrying value of intangible assets.

5. Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares held in escrow pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share because they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Net loss	$(32,843)	$(6,023)	$(42,372)	$(16,209)

Weighted average shares outstanding	79,908,336	69,989,525	78,890,198	69,571,415
Less weighted average shares held in escrow pursuant to contractual terms	(3,415,295)	(635,593)	(3,415,295)	(635,593)

Shares used in computation of basic and diluted net loss per share	76,493,041	69,353,932	75,474,903	68,935,822

Basic and diluted net loss per share	$(0.43)	$(0.09)	$(0.56)	$(0.24)

Outstanding stock options and warrants to acquire 13,460,470 common shares as of September 26, 2004 and 15,591,995 common shares as of September 28, 2003 were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. If we had reported net income, the calculation of per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method. Included in the stock options and warrants outstanding as of September 26, 2004 and September 28, 2003 is a warrant to purchase 500,000 shares of common stock that was issued in June 2000 to a subsidiary of CIGNA Corporation, at $7.76 per share, as part of a joint marketing agreement. The warrant and the joint marketing agreement will terminate in June 2005.

6. Strategic Agreements

Rite Aid and General Nutrition Corporation

In July 1999, we consummated a series of agreements with Rite Aid and General Nutrition Corporation (“GNC”) to issue 12,282,599 shares of our Series E preferred stock in exchange for an aggregate of $10.0 million in cash and other consideration, including access to insurance coverage, advertising commitments and a vendor agreement with an estimated fair value of $233.9 million. The $233.9 million noncash portion of the consideration from the Rite Aid and GNC agreements was allocated to the following components based on a valuation obtained from an independent valuation expert (in millions):

Access to insurance coverage	$182.1
Advertising commitments	22.9
Vendor agreement	28.9

$233.9

Under our 10-year agreement with Rite Aid, customers are able to order refills of their existing Rite Aid or drugstore.com prescriptions using our Web site, and may choose to receive that prescription using our mail-order delivery service or pick up their prescription at any of Rite Aid’s approximately 3,400 stores nationwide. In addition to offering multi-channel delivery options, Rite Aid and drugstore.com agreed to promote each other’s services both online and offline. We also received the benefit of many of Rite Aid’s insurance and pharmacy benefit manager relationships and are able to buy prescription products through Rite Aid, taking advantage of its buying power. We also sell Rite Aid private label OTC products on the drugstore.com Web site.

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

Amazon.com

In August 1998, we entered into a technology license and advertising agreement with Amazon.com, Inc. under which we have the right to license substantially all of Amazon.com’s technology for use in our business and to receive certain technological and advertising support from Amazon.com, and Amazon.com has the right to license substantially all of our technology for use in its business. Neither party may use the other’s technology to compete against the other. Currently, neither party has licensed any technology from the other under this agreement. If we were to be acquired by a competitor of Amazon.com and Amazon.com did not vote in favor of the transaction, we would lose our rights to use Amazon.com’s technology, if we are then using any. This agreement also restricts us from promoting on our Web site any company, other than drugstore.com, that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market.

Effective September 19, 2003, we entered into an e-commerce agreement with Amazon.com. Under this agreement, which was amended in June 2004, we are a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com Web site. We ship the Amazon.com orders we fulfill in Amazon.com-branded boxes, from our distribution facility, in exchange for a fulfillment fee and an agreed-upon product price. This agreement replaced our prior marketing agreement with Amazon.com. The initial term of this agreement ends in April 2007. The fees and product revenue generated by our agreement with Amazon.com, which are recorded as gross revenue in our OTC segment, totaled $3.6 million and $9.5 million, respectively, for the three- and nine-month periods ended September 26, 2004 and $0 for the three- and nine-month periods ended September 28, 2003.

7. Stock-Based Compensation

The following table summarizes activity under our 1998 Stock Plan:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price per Share	Options Exercisable at End of Period	Weighted Average Exercise Price
Outstanding at December 28, 2003	15,631,869	$6.34	9,078,797	$6.06
Options granted	3,521,305	$4.33	—	—
Options exercised	(3,119,403)	$1.18	—	—
Options forfeited	(3,073,301)	$7.48	—	—
Outstanding at September 26, 2004	12,960,470	$6.77	7,071,720	$7.16

We account for employee stock options using the intrinsic value method, which follows the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant. Also, to the extent employee stock awards have been subject to an exchange offer or other modifications, such awards are subject to variable accounting treatment. Variable accounting treatment results in expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of our common stock and vesting schedules of underlying awards.

SFAS No. 123, Accounting for Stock-Based Compensation, which has been updated by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, requires companies that continue to follow APB 25 to provide disclosures of the impact of applying the fair value method of SFAS 123. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and the EITF consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded when the exercise price of an option is lower than the fair value for financial reporting purposes of the underlying common stock. For the three-month periods ended September 26, 2004 and September 28, 2003, we recorded aggregate deferred stock-based compensation of $76,000 and $186,000. For the nine-month periods ended September 26, 2004 and September 28, 2003, we recorded aggregate deferred stock-based compensation of $76,000 and $461,000. This deferred stock-based compensation is being amortized over the vesting period of the underlying options using the multiple-option approach. For the three-month periods ended September 26, 2004 and September 28, 2003, we recognized amortization of stock-based compensation of $56,000 and $1.5 million, which includes the impact of modification of certain option grants for terminated employees. In those same periods, we reversed $0 and $27,000, respectively, of deferred stock-based compensation as a result of employee terminations. For the nine-month periods ended September 26, 2004 and September 28, 2003, we recognized amortization of stock-based compensation of $615,000 and $1.7 million, which includes the impact of modification of certain option grants for terminated employees. In those same periods, we reversed $407,000 and $49,000, respectively, of deferred stock-based compensation as a result of employee terminations.

If the stock-based compensation for our 1998 Stock Plan had been determined based on the fair value method, as promulgated by SFAS 123, our net loss would have been adjusted to the following amounts for the three- and nine-month periods ended September 26, 2004 and September 28, 2003:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss, as reported	$(32,843)	$(6,023)	$(42,372)	$(16,209)
Add: Stock-based compensation, as reported	56	1,462	615	1,737
Deduct: Total stock-based compensation determined under fair value method for all awards	(2,572)	(2,596)	(9,274)	(8,698)

Net loss – SFAS 123 adjusted	$(35,359)	$(7,157)	$(51,031)	$(23,170)

Basic and diluted net loss per share—as reported	$(0.43)	$(0.09)	$(0.56)	$(0.24)

Basic and diluted net loss per share—SFAS 123 adjusted	$(0.46)	$(0.10)	$(0.68)	$(0.34)

Weighted-average fair value of options granted at fair market value	$3.06	$3.39	$3.81	$2.45

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option granted during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Risk-free interest rate	2.94%	2.19%	2.68%	2.01%
Expected life	3 years	3 years	3 years	3 years
Volatility	99%	116%	99%	119%

On March 31, 2004, the Financial Accounting Standards Board issued an exposure draft, Share-Based Payment - An Amendment of FASB Statements No. 123 and 95 (“proposed FAS 123R”). The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for stock-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to stock-based payment arrangements, including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. Proposed FAS 123R currently is expected to be effective for public companies for periods beginning after June 15, 2005. We would be required to implement proposed FAS 123R no later than the fiscal quarter that begins July 4, 2005. The cumulative effect of adoption of proposed FAS 123R, if any, applied on a modified prospective basis, would be measured and recognized on July 4, 2005. We are currently evaluating option valuation methodologies and assumptions related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

8. Commitments and Contingencies

Commitments

In February 2005, we will be moving our corporate headquarters to a new location in Bellevue, Washington. On August 16, 2004, we entered into a new operating lease for approximately 53,000 square feet for our new corporate headquarters. The new lease, which expires on July 31, 2013, commences on the later of February 1, 2005 or the date on which the new landlord tenders possession of the premises with agreed-upon tenant improvements substantially completed. Under the terms of the new lease, our new landlord assumed the operating lease for our existing office space and entered into a new sublease agreement with us for the sublease of our existing office space. We will sublease our existing office space from the new landlord until February 2005, when we plan to occupy our new office space. In connection with the new lease, we received landlord-provided incentives in the form of tenant improvements of approximately $2.3 million, which have been recorded as additions to fixed assets and other current liabilities and will be paid over the term of the lease. In addition, we received approximately $100,000 from the new landlord for amounts related to the rental rate differential arising from the difference in our existing lease rate and our new lease rate during the three months we negotiated the lease with the new landlord. In connection with our new lease arrangements, we were required to provide two standby letters of credit as security deposits. The letters of credit were issued in the amounts of approximately $500,000 in July 2004 and approximately $600,000 in October 2004. To date no portion of either letter of credit has been utilized.

Our new contractual obligations for operating leases are as follows:

(In thousands)
Fiscal year ended	Amount
2004	$702
2005	2,538
2006	2,515
2007	2,528
2008	2,455
2009	2,508
Thereafter	6,421

$19,667

Legal Proceedings

Class Action Laddering Litigation. On and after July 6, 2001, eight stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York naming drugstore.com as a defendant, along with the underwriters and certain of our present and former officers and directors (the “Individual Defendants”), in connection with our July 27, 1999 initial public offering and March 15, 2000 secondary offering (together, the “Offerings”). The complaints against drugstore.com have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period July 28, 1999 to December 6, 2000. In general, the complaint alleges that the prospectuses through which we conducted the Offerings were materially false and misleading for failure to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby the underwriters agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the after-market at predetermined prices. The complaint asserts violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The action seeks damages in an unspecified amount and other relief. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies or their former officers and directors. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against drugstore.com.

We have approved a settlement agreement and related agreements, which set forth the terms of a settlement between drugstore.com, the plaintiff class and the vast majority of the other issuer defendants or, in the case of bankrupt issuers, their directors and officers. Among other provisions, the settlement agreement provides for a release of drugstore.com and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to the plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. We have no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from the insurance carriers of those issuer defendants. Assuming there are no such material limitations, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement is less than $3.4 million. We anticipate that any potential financial obligation of drugstore.com to the plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance, and we have already satisfied our deductible. We are currently not aware of any material limitations from our insurance carriers on the expected recovery of any potential financial obligation to the plaintiffs. Our carriers are solvent and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the settlement will involve any payment by drugstore.com.

The settlement agreement has been submitted to the Court for approval. Approval by the Court cannot be assured and we can give no assurances as to whether or when a settlement will occur or be finalized. We are unable to estimate the potential damages that might be awarded if the settlement were not approved, we were found liable and there arose a material limitation with respect to our insurance coverage. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse affect on our results of operations.

Arlington Contact Lens Service Litigation. On November 14, 2003, Arlington Contact Lens Service, Inc. (“AC Lens”) filed a complaint against drugstore.com in the Court of Common Pleas, Franklin County, Ohio. In the complaint, AC Lens alleged that we breached our contract with AC Lens, and that we defamed AC Lens by disclosing our acquisition of Vision Direct in a press release dated November 3, 2003. The complaint, which was later amended to remove the defamation claim, sought compensatory damages exceeding $25,000 but of an otherwise unspecified amount, along with an unspecified amount of punitive damages.

On October 12, 2004, we entered into a settlement agreement and mutual release, dated as of October 7, 2004, with AC Lens. The terms of the settlement agreement require us to issue up to 125,330 shares of our common stock to AC Lens, with the total number of shares to be issued subject to adjustment in certain circumstances. Of these 125,330 shares, we have already issued 72,560 shares, which were registered for resale in a registration statement that became effective on October 15, 2004. The remaining shares, if any, will be issued within three trading days after the end of the twenty trading day period following the date of effectiveness of the registration statement. This settlement, which we valued at $475,000, is included in our operating results for the quarter ended September 28, 2004.

Vision Direct – Coastal Contacts Litigation. On December 11, 2002, plaintiffs Vision Direct, Inc. and International Vision Direct, Inc. (together, “VDI”) filed a complaint in the District Court against WhenU.com, Inc. and Coastal Contacts, Inc., alleging copyright and trademark violations based on the defendants’ use of “pop-up” advertisements over VDI’s Web site. VDI also moved for a preliminary injunction to stop defendants’ use of the pop-up advertisements. On December 20, 2002, the District Court denied VDI’s motion for a preliminary injunction. WhenU.com and Coastal Contacts subsequently answered VDI’s complaint and denied the substantive allegations in the complaint. Coastal Contacts also asserted certain counterclaims against VDI, including a claim that VDI had brought the action in bad faith. VDI filed a reply to Coastal Contacts’ counterclaims on March 12, 2003.

On February 5, 2004, the District Court granted VDI’s request to adjourn a status conference scheduled for February 6, 2004, pending resolution of the appeals in the 1-800 Contacts litigation involving VDI, which we settled without any material financial obligation to VDI or us on June 24, 2004. The appeal in the 1-800 Contacts litigation is currently under submission to the U.S. Court of Appeals for the Second Circuit. At this time, we are unable to predict the outcome of this litigation. No amounts have been accrued for this matter, as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse affect on our financial position and results of operations.

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based upon its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. We do not currently collect and do not believe that we are required to collect New Jersey sales tax. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not the retailing entity in that state. The appeal is pending and is in the pre-trial discovery phase. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements with respect to the sales tax alleged to be due. If we are unsuccessful in our appeal, the state of New Jersey may expand its assessment to include other years for which we did not collect sales tax. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. However, the ultimate outcome of this matter could result in substantial tax liabilities for our past sales and have a material adverse affect on our financial position and results of operations.

Federal Securities Action. On and after June 25, 2004, several putative class actions were filed in the United States District Court for the Western District of Washington against drugstore.com and certain of its present and former officers for alleged violations of the federal securities laws. The suits purport to have been filed on behalf of purchasers of our common stock between January 14, 2004 and June 10, 2004. The complaints generally allege that the defendants made false and misleading statements about our prospects for fiscal year 2004 and failed to disclose, among other things, (i) a negative impact on our gross margins from the integration of our acquisition of Vision Direct and from our free 3-day shipping promotion, and (ii) a negative impact on our sales growth arising from cancellations of certain expired prescriptions. On October 8, 2004, the Court issued an order consolidating the individual actions. Motions for lead plaintiff are pending. No amounts have been accrued for this matter, as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse effect on our financial position and results of operations.

Stockholder Derivative Action. On August 4, 2004, two stockholder derivative actions were filed by plaintiffs Gerald Rusk and George Zimmer in the Superior Court of the state of Washington, King County, against certain of our present and former officers and directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. These actions seek damages from the defendants on behalf of drugstore.com, which is a nominal defendant in the actions. The complaints allege that the defendants issued or authorized false and misleading information and that certain of the defendants sold shares of drugstore.com stock at artificially inflated prices. The allegations are based on those in the putative federal securities class action described above. The defendants intend to move to stay proceedings pending further developments in the federal securities action.

Although the stockholder derivative complaints do not seek financial relief directly against drugstore.com, the litigation could have financial consequences for us through, for example, the attorneys’ fees we incur and advances to the defendants and, if appropriate under the circumstances, indemnification of the defendants. No amounts have been accrued for this matter, as our liability, if any, cannot be reasonably estimated. An adverse outcome in this matter could have a material adverse effect on our financial position and results of operations.

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

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in thousands)
Mail-Order Pharmacy:
Net sales	$16,184	$12,933	$45,832	$36,324
Cost of sales	13,912	10,781	38,990	29,924
Fulfillment and order processing (a)	1,662	1,204	4,452	3,766

Contribution margin (b)	$610	$948	$2,390	$2,634

Local Pick-Up Pharmacy:
Net sales	$22,077	$21,134	$66,701	$63,649
Cost of sales	19,682	19,116	59,771	58,114
Fulfillment and order processing (a)	949	939	2,871	2,865

Contribution margin (b)	$1,446	$1,079	$4,059	$2,670

Over-the-Counter (OTC):
Net sales	$35,249	$25,776	$107,441	$75,177
Cost of sales	26,042	17,807	77,824	52,540
Fulfillment and order processing (a)	3,477	2,074	9,776	6,543

Contribution margin (b)	$5,730	$5,895	$19,841	$16,094

Vision:
Net sales	$10,777	$—	$36,519	$—
Cost of sales	8,066	—	27,646	—
Fulfillment and order processing (a)	711	—	2,683	—

Contribution margin (b)	$2,000	$—	$6,190	$—

Consolidated:
Net sales	$84,287	$59,843	$256,493	$175,150
Cost of sales	67,702	47,704	204,231	140,578
Fulfillment and order processing (a)	6,799	4,217	19,782	13,174

Contribution margin (b)	$9,786	$7,922	$32,480	$21,398

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees. These costs are discernable by business segment. These amounts exclude depreciation and fixed overhead costs, which are not discernable by business segment. Included in fulfillment and order processing expenses for the three- and nine-month periods ended September 26, 2004 is a write-down of approximately $410,000 in packaging supplies inventory resulting from our annual physical inventory count in the third quarter of 2004. This write-down increased the variable costs of fulfillment and order processing by $98,000 in the mail-order pharmacy segment and by $312,000 in the OTC segment.
(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of these sales and the incremental (variable) fulfillment and order processing costs to deliver orders to our customers. The increase in variable fulfillment and order processing costs described in note (a) reduced contribution margin by $98,000 in the mail-order pharmacy segment and by $312,000 in the OTC segment.

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in thousands)
Consolidated contribution margin for reportable segments	$9,786	$7,922	$32,480	$21,398
Less:
Fixed fulfillment and order processing (c)	2,791	2,874	8,624	8,145
Marketing and sales	5,749	4,718	18,212	12,470
Technology and content	2,256	1,928	6,644	6,317
General and administrative	4,287	2,688	11,342	8,332
Amortization of intangible assets	1,072	407	3,156	1,116
Amortization of stock-based compensation	56	1,462	615	1,737
Impairment of goodwill and other intangible assets	26,480	—	26,480	—

Operating loss	$(32,905)	$(6,155)	$(42,593)	$(16,719)

(c)	These amounts include all fixed costs of fulfillment and order processing, which are not discernable by business segment.

11. Subsequent Events

On October 11, 2004, we appointed Dawn G. Lepore as the chairman of the board, president and chief executive officer of drugstore.com As part of Ms. Lepore’s compensation, she was granted stock options to purchase 4.0 million shares of common stock on her start date of October 11, 2004, with an exercise price established on September 22, 2004, the date we announced her hiring. Because the fair market value of our common stock on the date of the option grant was higher than the exercise price of the option, we will record approximately $3.9 million of deferred stock compensation in the fourth quarter of 2004. This amount will be amortized over the options’ four-year vesting period using the multiple option approach.

On October 12, 2004, we entered into a settlement agreement and mutual release, dated as of October 7, 2004, with AC Lens. The terms of the settlement agreement require us to issue up to 125,330 shares of our common stock to AC Lens, with the total number of shares to be issued subject to adjustment in certain circumstances. Of these 125,330 shares, we have already issued 72,560 shares, which were registered for resale in a registration statement that became effective on October 15, 2004. The remaining shares, if any, will be issued within three trading days after the end of the twenty trading day period following the date of effectiveness of the registration statement.

On October 27, 2004, we entered into an settlement letter agreement dated as of October 25, 2004 (the “Escrow Settlement Letter”) with the representative of the former stockholders, optionholders and warrantholders of Vision Direct (the “Sellers”), with respect to the release of shares of common stock and cash held in escrow accounts established at the closing of our acquisition of Vision Direct. Under the terms of the acquisition agreement, an aggregate of 3.4 million shares of drugstore.com common stock received by the Sellers was placed in escrow to secure the indemnification obligations of the Sellers for liabilities specified in the acquisition agreement and $5.0 million in cash (reduced to $3.0 million in the second quarter of 2004) was placed in escrow to secure the indemnification obligations of the Sellers with respect to certain tax matters specified in the acquisition agreement. Under the terms of the Escrow Settlement Letter, among other things, (i) the Sellers’ representative acknowledged the Sellers’ indemnification obligations with respect to certain claims (the “Acknowledged Losses”); (ii) approximately $1.8 million in cash was set aside in the cash escrow with respect to the Acknowledged Losses and then immediately released to drugstore.com to enable us to satisfy payment obligations arising from the Acknowledged Losses; (iii) the remainder of the funds in the cash escrow account, approximately $1.2 million, was released to the Sellers; (iv) all shares of common stock held in the share escrow will be released to the Sellers, after which time the share escrow will terminate; (v) we will be required to recover any additional losses covered by the Sellers’ indemnification obligations under the acquisition agreement first by applying the amount of such recoverable losses against a credit of $0.9 million established by the Escrow Settlement Letter and then by proceeding against the Sellers as permitted by the acquisition agreement, as amended by the Escrow Settlement Letter; and (vi) the survival of all but several specified representations, warranties and covenants contained in the acquisition agreement expired as of the date of the Escrow Settlement Letter. This settlement has no impact on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended December 28, 2003.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and our future financial and operational performance, made in this quarterly report are forward-looking. Words such as “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “plan,” “continue,” “forecast,” “remains,” “would,” “should,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, are not guarantees of future performance and involve assumptions, risks, and uncertainties. Our actual results may differ significantly from those stated or implied in the forward-looking statements for a variety of reasons, including, among others, effects of changes in the economy, consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, the company’s limited operating history, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, recent changes in senior management, risks related to systems interruptions, possible governmental regulation and the ability to manage a rapidly growing business. These and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the following discussion, in the section entitled “Business – Factors That May Affect Our Business” in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended December 28, 2003, filed with the SEC, and in our current report on Form 8-K filed with the SEC on October 15, 2004. A forward-looking statement should not be relied upon as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it, except as we otherwise specifically state.

We operate on a 52/53-week retail calendar, with each quarter in a 52-week fiscal year representing a 13-week period. Fiscal year 2004 is a 53-week fiscal year, with the fourth quarter representing a 14-week period. References in the following discussion to yearly periods are to fiscal years, unless the context indicates otherwise. For example, “2003” refers to the fiscal year ended December 28, 2003.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy products. We believe that our Web stores, including those located on the Internet at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com, and www.lensquest.com, offer a better way for consumers to shop for these products. We operate primarily in the United States and Canada, but our products are available to consumers worldwide.

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

•	Mail-order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, that are ordered online or over the telephone at the www.drugstore.com Web store and delivered to customers through our mail-order facility. We obtain our inventory through Rite Aid as part of our ongoing relationship. We market to and serve cash-paying and insurance-covered individuals and also serve as an independent, online solution for low-cost mail-order prescription services. We are currently a mail-order prescription drug provider for six pharmacy benefit management companies, or PBMs, and three third-party benefits companies, and intend to continue to focus our 2004 marketing efforts on establishing broader relationships with these PBMs and benefits companies and expanding our services to additional PBMs. We anticipate that continued growth in this segment will substantially depend on our ability to grow prescription volumes through these efforts.

•	Local Pick-up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills ordered online at our www.drugstore.com Web store, at the www.riteaid.com Web store (which is powered by the www.drugstore.com Web store), or over the telephone, and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our growth in this segment depends on our ability to leverage our relationship with Rite Aid through marketing in in-store Rite Aid receipts, weekly Rite Aid advertising circulars and email advertising.

•	Over-the-Counter (OTC). Our OTC (also known as non-pharmaceutical) segment includes all non-prescription products sold through our www.drugstore.com, www.beauty.com and www.visiondirect.com Web stores and through our subsidiary CNS at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com and www.pritikin@home.com. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items that incents customers to return to our Web sites and make repeat, replenishment, and impulse purchases. In addition, we have implemented, and will continue to implement from time to time, programs designed to drive long-term customer retention and growth. For example, in the second quarter of 2004 we introduced a free 3-day shipping program for Midwest, Mountain and West Coast customers making OTC purchases of $49 or more.

•	Vision. Our vision segment was created as a result of our acquisition of Vision Direct in December 2003. The vision segment includes contact lenses and vision products sold by Vision Direct through Web sites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We purchase our contact lens and vision products inventory directly from various manufacturers and other distributors. We believe that growth in this segment will depend on our ability to take advantage of the growth in consumer demand for contact lenses and vision products, successfully integrate Vision Direct into our business, and successfully address recent federal legislation and rulemaking relating to contact lens prescription access and verification. We intend to grow sales in this segment for the remainder of 2004 through the continuation of our aggressive pricing and customer acquisition strategy.

Revenues. We generate revenue primarily from product sales and shipping fees. In the three- and nine-month periods ended September 26, 2004, we reported consolidated total net sales of $84.3 million and $256.5 million. Our year-over-year net sales growth of $24.4 million, or 40.8%, for the three-month period ended September 26, 2004 and $81.3 million, or 46.4%, for the nine-month period ended September 26, 2004 is primarily due to increased net sales in our OTC and mail-order segments and the addition of our vision segment in December 2003.

Expenses. Our operating expenses, including cost of goods sold, increased as a percentage of net sales to 139.0% and 116.6% for the three- and nine-month periods ended September 26, 2004, compared to 110.3% and 109.5% for the three- and nine-month periods ended September 28, 2003. This increase is primarily due to impairment charges we recorded to goodwill and other intangible assets in our vision segment.

Net Loss; Cash Position. Our net losses for the three-month periods ended September 26, 2004 and September 28, 2003 were $32.8 million and $6.0 million. Included in the net loss for the three-month period ended September 26, 2004 were impairment charges of $23.2 million and $3.3 million for goodwill and other intangible assets, respectively, associated with our vision segment, a $400,000 expense related to the recruitment of our new CEO, a $475,000 noncash litigation settlement, and a $410,000 write-down in packaging supplies inventory, partially offset by capitalized labor costs of approximately $710,000 and lower stock-based compensation. Our net losses for the nine-month periods ended September 26, 2004 and September 28, 2003 were $42.4 million and $16.2 million. The year-over-year increase in net loss for the nine-month periods ended September 26, 2004 and September 28, 2003 primarily results from the charges and expenses described above, partially offset by higher gross margin and lower stock-based compensation. We ended the third quarter of 2004 with over $33.7 million in cash and marketable securities and no debt. Uses of cash in the quarter included capitalized labor costs related to the integration of Vision Direct and funding ongoing operations.

Change in Management. On September 22, 2004, we announced the appointment of Dawn G. Lepore as our new chairman of the board, president and chief executive officer, effective October 11, 2004, and the retirement from our board of directors of Peter M. Neupert, our former chairman of the board, and L. John Doerr.

Significant Accounting Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. Additional information about our significant accounting policies is included in Note 1 of our consolidated financial statements included in Part IV, Item 15 of our annual report on Form 10-K for the fiscal year ended December 28, 2003. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition and results of operations.

Revenue Recognition

Revenues from sales of mail-order pharmacy, OTC and vision products delivered to customers (net of promotional discounts, cancellations, rebates and returns allowances) are recorded when the products are shipped and title passes to the customer. Return allowances, which reduce product sales by our estimate of expected product returns, are estimated using historical experience. If our estimate of return allowances is too high, our revenues will be understated; if our estimate of these allowances is too low, our revenues will be overstated. Historically, product returns, and differences between our estimates and actual returns, have not been significant.

Revenues from sales of certain pharmaceutical products ordered through our drugstore.com Web store or by telephone for pick-up at a Rite Aid store, including co-payments received and collected on our behalf by Rite Aid, are recognized when the customer picks up the product. In these circumstances, we utilize Rite Aid as our fulfillment partner. According to the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record revenues in our local pick-up pharmacy segment on a gross basis, because we believe we act as a principal, based on the fact that, among other things, we bear both inventory risk and credit and collection risk associated with these sales.

For insured prescriptions in both our local pick-up and mail-order segments, the co-payment and the insurance reimbursement (which together make up the amount owed by the customer) constitute the full value of the prescription drug sale, and we receive this entire amount as cash. We therefore book the entire amount to revenue when the order is shipped to the customer (for mail order prescriptions) or picked up by the customer (for local pick-up prescriptions).

Revenues from sales of OTC products ordered through the Amazon.com Web site and fulfilled by drugstore.com are recognized when the products are shipped from our distribution center. According to the criteria outlined in EITF 99-19, we record fees and revenues generated by the Amazon.com agreement in our OTC segment on a gross basis, because we believe we act as a principal, based on the fact that we bear general inventory risk associated with these sales.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangibles, we do not amortize goodwill but instead test for impairment at least annually. We test for impairment at the beginning of the fourth quarter or whenever indicators of impairment exist. The first phase of the test screens for impairment. If impairment is determined, the second phase measures the impairment by comparing the fair value of the applicable reporting unit to its carrying value. Fair value is determined using either a discounted cash flow methodology or methodology based on comparable market prices. If our estimates of revenue growth or future cash flows prove to be inaccurate, we may have a future impairment of goodwill.

As part of our quarterly review of financial results for the third quarter of fiscal 2004, we noted indicators that the carrying value of goodwill and other intangible assets related to the acquisition of Vision Direct might not be recoverable, which resulted in an impairment review. We performed the impairment review because of lower-than-expected sales growth partially attributable to challenges addressing February 2004 federal legislation and August 2004 Federal Trade Commission regulations relating to contact lens prescription access and verification and an increasingly competitive contact lens marketplace. We evaluated the recoverability of goodwill and other intangible assets in accordance with (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Under the first step of the goodwill impairment analysis, we determined the fair value of the vision segment using a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Based on the first step analysis, we determined that the carrying amount of our vision segment was in excess of its fair value. Therefore, we were required to perform the second-step analysis on the vision segment to determine the amount of the impairment loss, if any. As of the time of filing of this quarterly report, we have not completed the second step analysis due to the complexities involved in determining the implied fair value of the goodwill of the vision segment. However, we have determined that an impairment loss is probable and can be reasonably estimated. Therefore, as permitted by SFAS 142, we recorded for the third quarter of fiscal 2004 estimated impairment charges of $23.2 million and $3.3 million to reduce the carrying values of goodwill and other intangible assets, respectively.

The actual impairment charges may be higher or lower than the estimated charges we have recorded. During the fourth quarter of fiscal 2004, we will complete the second-step analysis of the impairment review and record any resulting increase or decrease in the impairment charges.

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
	September 26, 2004	% Change	September 28, 2003	September 26, 2004	% Change	September 28, 2003
	($ in thousands)
Net sales	$84,287	40.8%	$59,843	$256,493	46.4%	$175,150
New customers	254,000	21.0%	210,000	854,000	28.4	665,000
Orders from repeat customers as a % of total orders	69.0%		73.0%	68.0%		72.0%

Segmented net sales information:
Net sales from mail-order pharmacy	16,184	25.1%	12,933	45,832	26.2%	36,324
% of total net sales	19.2%		21.6%	17.9%		20.7%
Net sales from local pick-up pharmacy	22,077	4.5%	21,134	66,701	4.8%	63,649
% of total net sales	26.2%		35.3%	26.0%		36.3%
Net sales from OTC	35,249	36.8%	25,776	107,441	42.9%	75,177
% of total net sales	41.8%		43.1%	41.9%		42.9%
Net sales from vision	10,777	—	—	36,519	—	—
% of total net sales	12.8%			14.2%

Net sales include gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Net sales also include service fees from our agreement with Amazon.com, under which we act as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com Web site, and consignment services fees earned from our GNC arrangement, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are booked on a net basis and constitute approximately 1% of total net sales in each period presented. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, the co-payment is billed to the customer’s credit card and the remainder of the prescription price is billed to third parties. Sales of pharmaceutical products covered by insurance are recorded at the net amount received from the customer and the third party. Sales made to Amazon.com under our wholesale and fulfillment agreement are billed directly to Amazon.com and recorded at the gross amount received.

Total net sales grew by 40.8% and 46.4% in the three- and nine-month periods ended September 26, 2004, compared to the three- and nine-month periods ended September 28, 2003, as a result of increased order volume from both new and repeat customers and a slight increase in average net revenue per order. The total number of orders grew by 39.7% to 1.1 million and by 41.7% to 3.4 million for the three- and nine-month periods ended September 26, 2004, compared to the three- and nine-month periods ended September 28, 2003, primarily due to the addition of customer orders in our recently acquired vision segment, increases in order volumes from our OTC and mail-order pharmacy segments and the addition of our wholesale fulfillment agreement with Amazon.com. Average net sales per order increased by 1.3% to $77 and by 2.7% to $76 in the three- and nine-month periods ended September 26, 2004, compared to the three- and nine- month periods ended September 28, 2003, as a result of an increase in average net sales per order in our mail-order pharmacy segment resulting from an increasing number of customers purchasing a greater volume of pharmaceuticals in 90-day supply quantities, an increase in prescription drug prices in our local pick-up segment, and the addition of our vision segment, which has a higher average net sales per order than our overall average net sales per order. This increase was partially offset by a decline in pharmacy net sales (mail-order pharmacy combined with local pick-up pharmacy) as a percentage of net sales to 45% and 44% in the three- and nine month periods ended September 26, 2004, compared to 57% in both the three- and nine-month periods ended September 28, 2003.

Mail-Order Pharmacy. Net sales in the mail-order pharmacy segment grew by 25.1% and 26.2%, and order volume increased by 8.0% and 8.6%, for the three- and nine-month periods ended September 26, 2004 compared to the three- and nine-month periods ended September 28, 2003, primarily as a result of our initiatives to grow the segment by providing third-party pharmacy fulfillment services to PBMs. This strategy has resulted in customers purchasing an increasing number of 90-day supplies, which has increased the average net sales per order in this segment by 15.8% to $140 and 15.9% to $134 for the three- and nine-month periods ended September 26, 2004, compared to the three- and nine-month periods ended September 28, 2003.

Local Pick-Up Pharmacy. Our net sales in the local pick-up pharmacy segment grew by 4.4% and 4.8%, and order volume declined 1.7% and 2.5%, for the three- and nine-month periods ended September 26, 2004 compared to the three- and nine-month periods ended September 28, 2003, as we continued to focus our marketing efforts on our mail-order pharmacy segment. Average net sales per order in this segment increased by 6.3% to $104 and 7.5% to $102 for the three- and nine-month periods ended September 26, 2004, compared to the three- and nine-month periods ended September 26, 2004, primarily as a result of an increase in the average price per prescription, as well as year-over-year growth in the average number of prescriptions per order of 1.9% and 2.5% for the three- and nine-month periods ended September 26, 2004.

OTC. Our net sales in the OTC segment grew by 36.8% and 42.9% and order volumes increased by 36.7% and 38.4% for the three- and nine-month periods ended September 26, 2004 compared to the three- and nine-month periods ended September 28, 2003, as a result of significant increases in repeat orders from existing and new OTC customers and orders generated through our wholesale OTC fulfillment agreement with Amazon.com. Average net sales per order remained unchanged at $55 for the three-month period ended September 26, 2004 compared to the three-month period ended September 28, 2003. Average net sales per order increased by 3.3% to $55 for the nine-month period ended September 26, 2004, compared to the nine-month period ended September 28, 2003, primarily as a result of a 5.3% increase in the average sales price per OTC unit sold. The increase in average sales price per OTC unit was primarily due to customers purchasing a greater proportion of items with higher price points, rather than due to material price increases.

Vision. Our net sales in the vision segment were $10.8 million and $36.5 million, and total orders were 136,000 and 467,000, for the three- and nine-month periods ended September 26, 2004. Average net sales per order were $79 and $78 for the three- and nine-month periods ended September 26, 2004. Because we acquired Vision Direct in December 2003, prior year comparisons are not applicable.

Customer Data. We acquired 254,000 and 854,000 new customers during the three- and nine-month periods ended September 26, 2004, compared to 210,000 and 665,000 during the three- and nine-month periods ended September 28, 2003. Our total customer base increased to approximately 5.6 million customers since inception, of which approximately 600,000 were acquired in connection with the acquisition of Vision Direct in December 2003, compared to 3.9 million customers since inception at the end of the third quarter of 2003. Net sales from repeat customers ordering through the Web sites of drugstore.com and our subsidiaries comprised 76% and 74% of total net sales for the three- and nine-month periods ended September 26, 2004, compared to 79% and 77% for the three- and nine-month periods ended September 28, 2003. Net sales from repeat customers ordering through the Web sites of drugstore.com and our subsidiaries increased, in absolute dollars, year-over-year as we continued to focus our marketing efforts on acquiring high-value customers. These efforts were supported by our anchor loyalty programs of free 3-day shipping, drugstore.com Dollars™ and Diamond Deals™, which we believe help drive increases in average sales per order and order volume.

Cost of Sales

	Three Months Ended			Nine Months Ended
	September 26, 2004	% Change	September 28, 2003	September 26, 2004	% Change	September 28, 2003
	($ in thousands)
Cost of sales	$67,702	41.9%	$47,704	$204,231	45.3%	$140,578
Percentage of net sales	80.3%		79.7%	79.6%		80.3%

Segmented cost of sales information:
Cost of sales from mail-order pharmacy	13,912	29.0%	10,781	38,990	30.3%	29,924
% of mail-order pharmacy net sales	86.0%		83.4%	85.1%		82.4%
Cost of sales from local pick-up pharmacy	19,682	3.0%	19,116	59,771	2.9%	58,114
% of local pick-up pharmacy net sales	89.2%		90.5%	89.6%		91.3%
Cost of sales from OTC	26,042	46.2%	17,807	77,824	48.1%	52,540
% of OTC net sales	73.9%		69.1%	72.4%		69.9%
Cost of sales from vision	8,066	—	—	27,646	—	—
% of vision net sales	74.8%			75.7%

Total cost of sales, and cost of sales in each segment, increased in absolute dollars for the three- and nine-month periods ended September 26, 2004, compared to the three- and nine-month periods ended September 28, 2003, as a result of growth in net sales and increased order volume. Cost of sales as a percentage of net sales increased for the three-month period ended September 26, 2004, compared to the three-month period ended September 28, 2003, primarily as a result of the impact of our free 3-day shipping program, a decrease in gross margin in our mail-order pharmacy segment and the addition of our lower-margin wholesale OTC fulfillment agreement with Amazon.com. Cost of sales as a percentage of net sales decreased for the nine-month period ended September 26, 2004, compared to the nine-month period ended September 28, 2003, primarily as a result of an increased proportion of higher-margin OTC and vision sales relative to lower-margin mail-order pharmacy and local pick-up pharmacy sales, partially offset by the cost of our free 3-day shipping program.

Mail-Order Pharmacy. Cost of sales as a percentage of net sales for the mail-order pharmacy segment increased year-over-year as a result of our initiatives to grow the segment by providing third-party fulfillment services to PBMs. This strategy focuses on fulfilling 90-day order quantities, which generates higher revenue per order than 30-day quantity orders, but results in lower product margins.

Local Pick-Up Pharmacy. Cost of sales as a percentage of net sales for the local pick-up pharmacy segment decreased year-over-year as a result of a selling a greater proportion of higher-margin generic drugs compared to lower-margin branded drugs, as well as a greater proportion of higher-margin generic drugs in our current year generic drugs sales mix.

OTC. Cost of sales as a percentage of net sales for the OTC segment increased year-over-year as a result of the cost of our free 3-day shipping program and other discount promotions and selling a higher proportion of lower-margin orders through our wholesale OTC fulfillment agreement with Amazon.com.

Vision. Cost of sales in our vision segment was $8.1 million and $27.6 million for the three- and nine-month periods ended September 26, 2004. In the second quarter of 2004, we introduced marketing campaigns in our vision business that resulted in higher customer discounts, which increased our vision cost of sales as a percentage of net sales to 78.8% for the second quarter. We discontinued some of these campaigns in the third quarter of 2004, which improved our cost of vision sales as a percentage of net sales to 74.8% for the third quarter. Accordingly, vision cost of sales as a percentage of net sales for the three-month period ended September 26, 2004 is lower than cost of sales as a percentage of net sales for the nine-month period ended September 26, 2004. Because we acquired Vision Direct in December 2003, prior-year comparisons are not applicable.

Shipping Costs. Shipping costs, which are included in cost of sales, continue to exceed the amount we charge customers for shipping. We expect to continue to subsidize a portion of our OTC shipping costs for the foreseeable future, through free shipping on nonprescription orders of $49 or more, as a strategy to attract and retain customers.

Fulfillment and Order Processing Expense

	Three Months Ended			Nine Months Ended
	September 26, 2004	% Change	September 28, 2003	September 26, 2004	% Change	September 28, 2003
	($ in thousands)
Fulfillment and order processing	$9,590	35.2%	$7,091	$28,406	33.2%	$21,319
Percentage of net sales	11.4%		11.8%	11.1%		12.2%

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

Fulfillment and order processing expenses increased in absolute dollars year-over-year primarily as a result of larger order volumes, a write-down of approximately $410,000 in packaging supplies inventory resulting from our physical inventory count in the third quarter of 2004, and costs associated with the relocation of our OTC call center operations to our Halifax, Nova Scotia facility. $312,000 of the $410,000 write-down in packaging supplies inventory was associated with OTC packaging and $98,000 was associated with mail-order pharmacy packaging. As disclosed in our segment information (see Note 10 of the financial statements included in this quarterly report), this write-down negatively affected contribution margin dollars for the OTC and mail-order segments. Fulfillment and order processing expenses decreased as a percentage of net sales year-over-year primarily as a result of increased net sales spread over our primary distribution center’s fixed cost infrastructure.

Marketing and Sales Expense

	Three Months Ended			Nine Months Ended
	September 26, 2004	% Change	September 28, 2003	September 26, 2004	% Change	September 28, 2003
	($ in thousands)
Marketing and sales	$5,749	21.9%	$4,718	$18,212	46.0%	$12,470
Percentage of net sales	6.8%		7.9%	7.1%		7.1%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include amounts due under various advertising contracts.

Marketing and sales expenses increased in absolute dollars year-over-year due to an increase in the number of new customers acquired and an increase in the average cost to acquire a customer. Marketing and sales expense per new customer was $23 and $21 for the three- and nine-month periods ended September 26, 2004, up $1 and $2 compared to the three- and nine-month periods ended September 28, 2003, as a result of the integration of the marketing activities of Vision Direct and the testing of various new promotional programs associated with the new vision business. Marketing and sales expenses decreased as a percentage of net sales for the three-month period ended September 26, 2004, compared to the three-month period ended September 28, 2003, for several reasons: we are now operating with a larger base of customers to whom we can market using email and other inexpensive media; we have experienced strong growth in our mail-order pharmacy segment, which requires very little marketing spend; we have added a vision segment with a pre-existing base of customers, through our acquisition of Vision Direct; and we have entered into a wholesale fulfillment agreement with Amazon.com under which we do not incur marketing costs. Marketing and sales expenses remained flat for the nine-month period ended September 28, 2003, compared to the nine-month period ended September 28, 2003, because the benefits noted in the preceding sentence were offset by higher overall year-to-date marketing expenses primarily incurred to drive greater order volume in our vision segment.

Technology and Content Expense

	Three Months Ended			Nine Months Ended
	September 26, 2004	% Change	September 28, 2003	September 26, 2004	% Change	September 28, 2003
	($ in thousands)
Technology and content	$2,256	17.0%	$1,928	$6,644	5.2%	$6,317
Percentage of net sales	2.7%		3.2%	2.6%		3.6%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making routine upgrades and enhancements to our Web sites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and our Web sites’ content and design expenses.

Technology and content expenses increased in absolute dollars year-over-year primarily due to increased salaries and increased depreciation, partially offset by the capitalization of labor costs of $711,000 and $1.5 million for the three- and nine-month periods ended September 26, 2004 related to our integration of Vision Direct and other internally developed software projects. Technology and content expenses as a percentage of net sales decreased year-over-year as a result of our fixed corporate infrastructure costs being spread over more net sales.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 26, 2004	% Change	September 28, 2003	September 26, 2004	% Change	September 28, 2003
	($ in thousands)
General and administrative	$4,287	59.5%	$2,688	$11,342	36.1%	$8,332
Percentage of net sales	5.1%		4.5%	4.4%		4.8%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel, and other general corporate expenses. General and administrative expenses increased in absolute dollars and as a percentage of net sales for the three-month period ended September 26, 2004, compared to the three-month period ended September 28, 2003, primarily due to recruitment expenses of $400,000 related to the hiring of our new CEO and an expense of $475,000 related to our non-cash litigation settlement with AC Lens. General and administrative expenses increased in absolute dollars for the nine-month period ended September 26, 2004, compared to the nine-month period ended September 28, 2003, due to the expenses described in the previous sentence and increased legal and accounting fees, including expenses related to the implementation of the requirements associated with the Sarbanes-Oxley Act of 2002, increased corporate insurance costs, increased personnel costs, and increased depreciation. General and administrative expenses decreased as a percentage of net sales for the nine-month period ended September 26, 2004, compared to the nine-month period ended September 28, 2003, as a result of our fixed corporate infrastructure costs being spread over more net sales.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	September 26, 2004	% Change	September 28, 2003	September 26, 2004	% Change	September 28, 2003
	($ in thousands)
Amortization of intangible assets	$1,072	163.4%	$407	$3,156	182.8%	$1,116

The increase in amortization of intangible assets is related to the acquisitions of Vision Direct and CNS in 2003.

Stock-Based Compensation

	Three Months Ended			Nine Months Ended
	September 26, 2004	% Change	September 28, 2003	September 26, 2004	% Change	September 28, 2003
	($ in thousands)
Stock-based compensation	$56	(96.2)%	$1,462	$615	(64.6)%	$1,737

We record deferred stock-based compensation in connection with stock options granted at below market value on the date of grant to our employees in all operating expense categories. The deferred stock-based compensation amounts represent the difference between the exercise price of stock option grants and the fair value of our common stock at the time of such grants. Such amounts are amortized to expense over the vesting periods of the options granted, using the multiple-option approach. Additional amortization of stock-based compensation results from the modification of certain stock options for terminated employees. As previously disclosed in our Form 10-K for the fiscal year ended December 28, 2003, the amounts for the three- and nine-month periods ended September 28, 2003 have been restated to include an additional $1.3 million in stock-based compensation recorded as a result of modifications of certain stock option grants for terminated employees.

Deferred stock-based compensation for stock options issued to our employees will be recognized as expense, subject to continuing employment, for each of the next four fiscal years, when amortization of deferred stock compensation will be complete on all existing grants, as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2004	$553
2005	1,476
2006	890
2007	678
2008	412

Total	$4,009

Impairment of Goodwill and Other Intangible Assets

	Three Months Ended			Nine Months Ended
	September 26, 2004	% Change	September 28, 2003	September 26, 2004	% Change	September 28, 2003
	($ in thousands)
Impairment of goodwill and other intangible assets	$26,480	N/A	$—	$26,480	N/A	$—

During the three- and nine-month periods ended September 26, 2004, we recorded estimated impairment charges of $23.2 million and $3.3 million to goodwill and other intangible assets, respectively, associated with our vision segment (see Note 3 of the financial statements included in this quarterly report). During the three- and nine-month periods ended September 28, 2003, we recorded no impairment charges.

Interest Income and Expense

	Three Months Ended			Nine Months Ended
	September 26, 2004	% Change	September 28, 2003	September 26, 2004	% Change	September 28, 2003
	($ in thousands)
Interest income, net	$62	(53.0)%	$132	$221	(56.7)%	$510

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists of interest associated with capital lease obligations. Net interest income decreased in the three- and nine-month periods ended September 26, 2004, compared to the three- and nine-month periods ended September 28, 2003, as a result of a lower cash, cash equivalents and marketable securities balances.

Income Taxes

There has been no provision or benefit for income taxes for any period since inception due to our ongoing operating losses.

Liquidity and Capital Resources

We have incurred net losses of $711.1 million since inception. We believe that we will continue to incur net losses for the next year, and possibly longer. From our inception through September 26, 2004, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $383.7 million.

Discussion of Cash Flows

	Nine Months Ended
	September 26, 2004	% Change	September 28, 2003
	($ in thousands)
Cash used in operating activities	$(10,249)	(0.4)%	$(10,285)
Cash provided by investing activities	$22,635	780.4%	$2,571
Cash provided by financing activities	$3,659	158.0%	$1,418
Net increase (decrease) in cash and cash equivalents	$16,045	354.8%	$(6,296)

Net cash used in operating activities for the nine-month periods ended September 26, 2004 and September 28, 2003 reflects net losses, growth in inventory and changes in other operating assets and liabilities.

Net cash provided by investing activities for the nine-month periods ended September 26, 2004 and September 28, 2003 consists of net proceeds from the sale of marketable securities, partially offset by the acquisition of fixed assets.

Net cash provided by financing activities for the nine-month periods ended September 26, 2004 and September 28, 2003 consists of cash provided from the exercise of employee stock options and employee stock purchase plan purchases, offset by payments on capital lease obligations.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase.

The following table provides information regarding our balances of cash and cash equivalents and marketable securities at September 26, 2004 and December 28, 2003:

	September 26, 2004	December 28, 2003
	(In thousands)
Cash and cash equivalents	$21,330	$5,285
Marketable securities	12,394	38,287

Total	$33,724	$43,572

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Historically, our principal liquidity requirements have been to fund our operations, and meet our working capital and capital expenditure needs.

As of September 26, 2004, our principal contractual obligations and other commitments consisted of obligations outstanding under capital and operating leases and our agreement with Wellpoint Health Networks Inc., as follows:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
		(in thousands)
Capital leases (1)	$1,054	$213	$757	$84	$—
Operating leases (2)	19,667	2,643	5,303	5,156	6,565
Marketing agreement (3)	225	225	—	—	—

	$20,946	$3,081	$6,060	$5,240	$6,565

(1)	Capital lease obligations consist primarily of technology and operations assets.
(2)	Operating lease obligations consist of office building, distribution center and call center leases.
(3)	Represents total cash payments due to WellPoint.

In addition, we have issued two standby letters of credit, in an aggregate amount of approximately $1.1 million, that were required as security deposits in connection with our new corporate headquarters lease (see Note 8 to the financial statements included in this quarterly report). Of this $1.1 million, approximately $600,000 was issued in the fourth quarter of 2004. To date no portion of either letter of credit has been utilized, and we do not anticipate that either will be drawn upon by our new landlord.

We believe that our sources of cash will be sufficient to fund our operations and anticipated capital expenditures until we begin generating positive operating cash flow. Our primary source of cash is sales of our products to customers made through our Web sites, for which we collect cash from credit card settlements and insurance reimbursements, and sales made to Amazon.com under our wholesale fulfillment agreement. Our primary uses of cash are purchases of inventory and funding our operations, as well as overhead and infrastructure costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and the section entitled “Factors That May Affect Our Business” in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended December 28, 2003 and in our current report on Form 8-K filed with the SEC on October 15, 2004.

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

Management Outlook

For the fourth quarter of fiscal year 2004, we are targeting net sales growth of over 27% over the fourth quarter of 2003, to be in the range of $90.0 million to $100.0 million. We are targeting a net loss for the fourth quarter in the range of $4.5 million to $6.5 million. Fiscal year 2004 is a 53-week fiscal year, with the fourth quarter representing a 14-week period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents and marketable securities. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments is not material to us. Historically, and as of September 26, 2004, we have little or no exposure to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. Historically, and as of September 26, 2004, we have not used derivative instruments or engaged in hedging activities.

Item 4. Controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 26, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. In addition, there has been no significant change in our internal control over financial reporting during the quarter ended September 26, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 of our condensed consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On October 12, 2004, we entered into a settlement agreement and mutual release, dated as of October 7, 2004, with Arlington Contact Lens Service, Inc. (“AC Lens”). The terms of the settlement agreement require us to issue up to 125,330 shares of our common stock to AC Lens, with the total number of shares to be issued subject to adjustment in certain circumstances. On October 12, 2004, pursuant to the terms of the settlement agreement, we issued 72,560 of these shares to AC Lens. Based on the closing price of our common stock on the date of issuance, we valued these shares at $282,984. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Exhibit Description
2.1	Settlement Letter Agreement dated as of October 25, 2004 by and between Brian Usher-Jones, as Sellers’ Representative, and drugstore.com, inc.

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

10.1

Settlement Agreement & Mutual Release, dated as of October 7, 2004, by and between Arlington Contact Lens Service, Inc. and drugstore.com, inc. (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed October 13, 2004 (SEC File No. 000-26137)).

10.2	Office Lease Agreement dated as of August 16, 2004, by and between EOP-Northwest Properties, L.L.C. and drugstore.com, inc.

10.3	Sub-Sublease Agreement dated as of August 16, 2004 and effective as of May 1, 2004, by and between EOP-Northwest Properties, L.L.C. and drugstore.com, inc.

10.4	Offer letter of Dawn G. Lepore, dated September 21, 2004 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed November 3, 2004 (SEC File No. 000-26137)).

10.5	Amended and Restated Separation Agreement, dated September 17, 2004 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed September 17, 2004 (SEC File No. 000-26137)).

31.1	Certification of Dawn G. Lepore, Chairman of the Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert A. Barton, Vice President, Chief Financial Officer and Treasurer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Dawn M. Lepore, Chairman of the Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Robert A. Barton, Vice President, Chief Financial Officer and Treasurer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ Robert A. Barton
Robert A. Barton Vice President, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)

Date: November 5, 2004