Form 10-K
period 2005-01-02
DRUGSTORE COM INC
filed 2005-03-18
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

Commission File Number: 0-26137

drugstore.com, inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3416255
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

411 108th Avenue NE, Suite 1400, Bellevue, Washington 98004

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

The aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $119,103,401 as of June 27, 2004.

As of March 2, 2005, the number of shares of the registrant’s Common Stock outstanding was 92,019,771.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report, to the extent not set forth in this annual report, is incorporated by reference from the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on June 8, 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this annual report relates.

drugstore.com, inc.

FORM 10-K

For the Fiscal Year Ended January 2, 2005

PART I

ITEM 1.	BUSINESS

This annual report on Form 10-K and the documents incorporated into this annual report by reference contain forward-looking statements based on our expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements” in Part II, Item 7 of this annual report.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, wellness and pharmacy products and solutions, through its website located on the Internet at www.drugstore.com. We also offer prestige beauty products through our website located at www.beauty.com (which is also accessible through the drugstore.com website); customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc., or CNS, through websites located at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com and www.pritikin@home.com; and contact lenses and other vision products through our wholly owned subsidiary International Vision Direct Corp., or Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We operate toll-free telephone numbers, 1-800-DRUGSTORE and 1-800-VISIONDIRECT, through which customers can place orders and receive information. As of January 2, 2005, our lifetime customer base was nearly 6 million customers worldwide.

We operate primarily in the United States and Canada, but our products are available to consumers worldwide. We operate and manage our business in four segments: over-the-counter, or OTC, mail-order pharmacy, local pick-up pharmacy and vision. In 2004, OTC accounted for 43% of our consolidated revenues, mail-order pharmacy 18%, local pick-up pharmacy 26%, and vision 13%. Additional information regarding our business segments can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this annual report and in Note 13 of our consolidated financial statements included in Part IV, Item 15 of this annual report.

drugstore.com, inc. was incorporated in April 1998 in the state of Delaware, launched our web store at www.drugstore.com in February 1999, and completed our initial public offering in July 1999. Our common stock is listed on the Nasdaq National Market under the symbol “DSCM.” Our principal corporate offices are located in Bellevue, Washington. As used in this annual report, “drugstore.com,” “we,” “our” and similar terms refer to drugstore.com, inc. and its subsidiaries, unless the context indicates otherwise.

Business Strategy

Our business strategy is to offer our customers a wide selection of products at competitive prices and a superior shopping online experience.

Convenience.    Our online stores are available to consumers 24 hours a day, 7 days a week, and may be reached from wherever they have either Internet access or a phone. We also offer:

•	Direct delivery of products to the shopper’s location of choice, avoiding the need to travel to a physical store;

•	A personal shopping list, Your List, which details the customer’s previous purchases and allows for quick and easy re-ordering, even without browsing the site;

•	Advanced search technology that simplifies product and information discovery;

•	The ability to order prescription drugs for delivery by mail, or to order refills of existing prescriptions for pick-up at a local Rite Aid store;

•	Confidential, secure access by customers to their personal profiles and order history;

•	The ability to schedule e-mail reminders about previously purchased products that are scheduled to run out or are on sale, in order to assist with the re-ordering process for replenishment items; and

•	The FSA Store, which designates for customers those OTC products typically eligible for reimbursement by flexible spending account programs, or FSAs. Our automated FSA manager keeps track of FSA-eligible purchases and provides customers with downloadable receipts to submit to their FSA administrator. We also offer paperless transaction capabilities and the ability to use FSA stored-value cards of participating claims administrators to make purchases of FSA-eligible products.

Selection.    Because we do not have the shelf display space limitations of bricks-and-mortar drugstores, we are able to offer a significantly broader assortment of products, with greater depth in each product category. With a single check-out, our customers are able to buy health, beauty, wellness and personal care products, prestige brands, salon hair care, natural products, nutritional products from General Nutrition Companies, Inc., or GNC, and other specialty items. In addition, we offer contact lenses and customized nutritional supplement programs through our subsidiary websites. We adjust and update our store offerings and content throughout the year in response to market trends, consumer demand and vendor introduction and advertisement of new products.

Information.    To help consumers to make informed purchasing decisions, we provide a broad array of interactive tools and information on our websites. Consumers can either access the information directly on our websites or get free help by e-mail or telephone from our customer care representatives and pharmacists. Our information services include:

•	Search Capability. Shoppers can select products based on brand, type of product or unique attributes of the category, such as “tartar control” or “whitening” for toothpaste. Customers can refine their search results by sorting product lists alphabetically, by lowest price, by dollar or percentage savings, by best-selling products or by customer ratings.

•	Full Product Packaging Information. We present full product package information for every product available on the drugstore.com website, including ingredients, directions and warnings, and a product photograph. In some cases, we also include product insert information. Our product information pages enable shoppers to obtain at least the same level of, and frequently more, information than is available in a bricks-and-mortar drugstore.

•	Health Guide. We provide consumers with practical, science-based information on hundreds of common health concerns, including menopause, osteoporosis, breast health, nutrition, vitamins, herbs, supplements, natural products, sports nutrition and weight loss.

•	Personalized Product Recommendations. Returning drugstore.com customers receive product recommendations, special offers and personalized communications based on their previous purchasing behavior, other customers’ purchase patterns for complementary products and product categories that we believe may suit their needs and lifestyles.

•	Customer Reviews. We offer customers the opportunity to post and review customer comments and ratings for products purchased on the drugstore.com website.

•	Safety-Related Information. We offer safety-related features such as our drug interaction checker and eMedAlert program, which alerts customers to important information regarding product warnings, updates and FDA and product manufacturer recalls.

•

Easy Access to Drug Information and Personalized Pharmacy Advice.    Consumers can access our extensive drug information library directly on the drugstore.com website, at any time and at their own convenience. We provide health- and pharmacy-related information, a drug information database, a drug price index, information on generic drug alternatives to brand-name drugs, and information regarding potential drug interactions. Our Ask Your Pharmacist feature allows customers to browse a database of our pharmacists’ responses to over 800 frequently-asked questions about medications, dosage, delivery systems, common side effects and other prescription drug- and health-related questions. Our in-house pharmacists are available by phone or e-mail to provide personal guidance and answer customers’ questions.

Privacy.    When shopping at a bricks-and-mortar drugstore, many consumers may feel embarrassed or uncomfortable about buying items or asking their pharmacist questions that may reveal personally sensitive aspects of their health or lifestyle to store personnel or to other shoppers. Our customers avoid these problems by shopping from the privacy of their home or office.

Business Segments

We offer products in four business segments: OTC, mail-order pharmacy, local pick-up pharmacy and vision. We sell products both through a multi-store format under the drugstore.com store umbrella and, for certain products, through separate subsidiary websites.

OTC

We stock over 20,000 non-prescription health, beauty and wellness products. Our primary OTC categories include medicine cabinet, beauty and spa, nutrition and wellness, personal care, household, and sexual well-being, in addition to a variety of specialty stores such as Dr. Weil Recommends, GNC Live Well, the Natural Store and Beauty.com. In addition, we sell customized nutritional supplements through the websites of our subsidiary CNS.

Medicine Cabinet.    The medicine cabinet category includes OTC remedies, such as digestion aids, diabetes supplies, cough, cold, allergy and pain relief medications, first aid products, medical devices for home healthcare and other health-related products.

Beauty and Spa.    The beauty and spa category offers mass-market cosmetics, hair care, fragrances, home spa products and a variety of skin care products.

Nutrition and Wellness.    The nutrition and wellness category includes nutritional foods and supplements, exercise, diet and weight loss products, massage and relaxation products and sports nutrition products.

Personal Care.    The personal care category includes products related to body and shaving, oral hygiene, baby and feminine needs.

Household.    The household category offers household products, including healthy and aromatherapeutic cleaning products and other cleaning solutions, small household appliances and healthy home products, such as air and water purification systems.

Dr. Weil Recommends.    The Dr. Weil Recommends store provides consumers with information, resources and a selection of health and wellness products recommended by Dr. Andrew Weil. Customers can also take the Vitamin Advisor questionnaire to obtain a personalized recommendation for vitamin supplements based on Dr. Weil’s research and sign up for daily or weekly e-mail newsletters from Dr. Weil.

Natural Store.    Our Natural Store features natural products, including those products without artificial coloring or flavoring, synthetic fragrance or other unnecessary chemicals, as well as products from companies with environmentally-conscious and cruelty-free business practices.

Nutritional Products.    Our GNC Live Well store is dedicated to GNC nutritional products and other products typically sold in GNC stores. We will be the exclusive online distributor of GNC brand products until July 2005, and will continue as a nonexclusive distributor until at least 2009. Through our subsidiary CNS, we also provide personalized nutrition services to consumers in the form of an online assessment of an individual’s specific nutritional supplement needs, and deliver the personalized vitamins, minerals, herbs, and supplements in pharmaceutical-grade, daily dose packages. In addition to providing customized nutritional supplement programs through our Dr. Weil Recommends store, we are the exclusive online distributor of nutritional supplement programs for Dr. Andrew Weil at www.DrWeil.com, Dr. Barry Sears at www.ZoneDiet.com and The Pritikin Longevity Center & Spa at www.Pritikin.com.

Beauty.com.    Our Beauty.com store, which is also accessible through www.beauty.com, serves the customer seeking high-end beauty and skin care products generally found in department stores, beauty specialty stores, spas and salons.

Sexual Well-Being.    Our Sexual Well-Being store, which is also accessible through www.sexualwellbeing.com, offers both information and a wide selection of sexual well-being products, all provided in an environment where customers can explore their sexual wellness needs in the privacy of their own home.

We also act as a wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website, as described in the section below entitled “Key Strategic Relationships—Amazon.com.”

Mail-Order Pharmacy and Local Pick-Up Pharmacy

Our pharmacy product category is divided into two business segments: mail-order pharmacy and local pick-up pharmacy. Our mail-order pharmacy segment covers the prescription drugs and supplies delivered to customers through our mail-order facility, and our local pick-up pharmacy business segment covers the prescriptions picked up by customers at Rite Aid stores. New prescriptions may be ordered on the drugstore.com website for mail-order delivery. Refill prescriptions that have previously been filled through our mail order facility or at a Rite Aid store may be mailed to the customer or picked up by the customer at any Rite Aid store. Although most prescriptions are ordered through the drugstore.com website, we also accept prescription orders by telephone at 1-800-DRUGSTORE.

Product and Service Offering.    We are a full-service pharmacy stocking over 6,000 prescription drugs, consisting primarily of prescription medications for chronic illnesses and conditions, such as high blood pressure, diabetes, osteoporosis, depression, hair loss and birth control.

The pharmacy services at the drugstore.com online pharmacy are provided by experienced professionals using sophisticated information technologies to ensure private, personal customer service. We employ licensed pharmacists and are licensed to fill prescriptions in all 50 states in the United States. We have received Verified Internet Pharmacy Practices Sites, or VIPPS, certification from the National Association of Boards of Pharmacy, or NABP, a coalition of state pharmacy boards. The voluntary VIPPS program sets standards for Internet pharmacies and certifies those online pharmacies that are fully licensed and in compliance with state pharmacy laws and the NABP’s stringent pharmacy practice standards.

Filling Prescriptions.    We accept new and transferred prescriptions only from licensed health care providers. We do not prescribe medications or otherwise practice medicine. Like traditional retail and mail service pharmacies, our pharmacists verify the validity, accuracy and completeness of all prescription drug orders. We ask all prescription drug customers to provide our pharmacists with information regarding drug allergies, current medical conditions and current medications. Our pharmacists perform a drug utilization review in which they cross-check every prescription against the customer’s submitted information for drug, disease and allergy interactions.

Services.    We seek to provide a high level of responsiveness and customer support. In addition to our Ask Your Pharmacist feature, our drug price index, our extensive drug information database, our specialized customer care features, and our email refill reminders, our pharmacy services include:

•	Private Access to drugstore.com Prescription History. Customers who fill their prescriptions at the drugstore.com pharmacy can access their secure, individual medication profiles and order history at any time.

•	eMedAlert. Our eMedAlert program alerts our customers regarding product warnings, updates and recalls for prescriptions and over-the-counter products. eMedAlert combines public notifications on our website with targeted e-mail messages to customers who have purchased the drug or product that is the subject of the recall or warning.

•	Consumer Drug Interaction Checker. Consumers can use this feature to research interactions among prescription drugs and herbal and dietary supplements, as well as to identify ingredient duplications between drugs. The checker also allows consumers to search for potential interactions between medications and food, alcohol and tobacco products.

•	Generic Insider. We notify customers if a branded drug becomes available in generic form.

Insurance/PBM relationships.    We serve both cash-paying pharmacy customers and customers with insurance coverage. Through our relationships with insurance companies, pharmacy benefit managers, or PBMs, and Rite Aid Corporation, we are able to obtain insurance reimbursement coverage for most insured prescriptions ordered through the drugstore.com pharmacy. We are able to fill prescriptions for a majority of customers with pharmacy benefits covered by an insurance plan accepted by Rite Aid, and we have also entered into direct relationships with a number of insurance companies and managed care organizations. We participate in the retail pharmacy networks of many PBMs, including Aetna US Healthcare, Inc., Caremark Inc. and Express Scripts, Inc. In addition, we act as an outsourced mail-order pharmacy service provider for five PBMs and four third-party benefits companies, for whom we generally dispense medications in supplies of 90 days or more. During 2004, approximately 94% of the prescriptions in our local pick-up pharmacy segment and approximately 29% of the prescriptions in our mail-order pharmacy segment were paid for by insurance plans, with the balance reflecting prescriptions filled for customers who paid cash for the prescriptions.

We participate in the prescription drug discount card program established under the new federal Medicare legislation, which went into effect in June 2004, and participate in the retail networks of many Medicare card sponsors.

Vision

We sell prescription contact lenses and other vision products through our subsidiary Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com, as well as by telephone at 1-800-VISIONDIRECT. Our vision websites are also accessible through the drugstore.com website.

Product Offering.    We provide customers with a broad assortment of contact lenses, in addition to reading glasses, contact lens cases and eye care products. We believe that we offer these products at a substantial price savings over eye care practitioners, national optical chains and many online competitors.

Prescription Verification.    We are subject to the prescription verification guidelines defined in the U.S. Fairness to Contact Lens Consumers Act, or FTCLCA, which became effective in February 2004, and the related regulations of the Federal Trade Commission, or FTC. In accordance with this law, we ask the patient’s eye care professional to verify the prescription before we ship an order, and allow eight business hours for the eye care professional to reply to our verification request. If the eye care professional indicates that the prescription is invalid, we cancel the order and notify the customer. If the eye care professional approves the prescription, or does not respond to our verification request within eight business hours, we ship the order to the customer as expressly permitted by the FTCLCA and FTC. If, at any time after we ship an order, the eye care practitioner notifies us that the prescription is invalid, we notify the customer.

Services.    We offer a convenient process for customers to reorder from their accounts, and we can provide automatic shipments based on a customer’s delivery preferences.

How We Merchandise and Market

Merchandising

The key components of our merchandising strategy are as follows:

•	Easy Access to a Wide Selection of Products. Our easy-to-use websites and robust search capabilities enable customers to browse our product selection by brand, product, price, discounts, best-selling products or customer ratings, as well as by combinations of these categories.

•	Flexible and Unique Merchandising. Our online stores allow us to easily change featured products or promotions without having to alter the physical layout of a store. We are also able to quickly adjust our product mix and introduce special promotions in response to changing customer demand, new product introductions, customer demographics, new consumer trends, new seasons or upcoming holidays. In addition, our websites allow us to market products to customers in many different ways, including by product category or characteristics, such as price or ingredients.

•	Extensive Product Information. We combine manufacturer information with editorial information, to enable consumers to make more informed buying decisions and to comparison-shop more easily for the products we offer. Our customers may post and review customer comments and ratings for products offered on the drugstore.com website.

•	Targeted Promotions. Our technology allows us to personalize products we present to individual customers, based on their past purchases and shopping behavior. We also cross-sell products across departments to promote impulse buying.

•	Sampling; Gifts. We have programs that allow us to provide samples of OTC products to customers as trials. From time to time, we work with manufacturers to use broad-based and targeted sampling to introduce new products. Our samples are often combined with a discount coupon to encourage purchases. We also offer free gifts with minimum purchase to provide additional value, promote larger orders and encourage impulse buying.

•	Marketing Programs for Suppliers. We design promotions and provide incentives to encourage product manufacturers to invest resources to market their brands within our websites. We believe that these branded promotions improve the customer’s shopping experience, because the manufacturers provide purchase incentives, the ability to buy “first-to-market” products, and information to help customers to make informed purchase decisions. Additionally, from time to time we collaborate with vendors to pre-sell a specific new product to consumers in advance of its global launch. Examples include RESPeRate (a blood pressure reduction device), Colgate Simply White (a tooth whitener), the Sonicare Elite model toothbrush, and Olay Vitamins.

Marketing

Our marketing and promotion strategy is designed to build brand recognition, increase customer traffic to our store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. Our advertising campaigns are focused on frequently visited Internet portals, health- and beauty-related websites, search engines, and direct-to-consumer e-mail marketing programs. We also extend our market presence through our associates program, through which we permit associated websites to make our products and services available to their audiences through a link to our websites.

We also use business segment-specific marketing programs and initiatives:

OTC.    We currently offer three anchor customer loyalty programs: Everyday Free Shipping, drugstore.com dollars and Diamond Deals.

•	Everyday Free Shipping. With our Everyday Free Shipping program, customers receive free shipping on non-prescription orders of $49 or more.

•	drugstore.com Dollars. Through this program, customers automatically earn a five percent credit for every non-prescription and contact lens purchase made during a calendar quarter. drugstore.com Dollars earned during a quarter automatically apply to the customer’s next non-prescription order during the first calendar month of the next quarter.

•	Diamond Deals. This feature allows customers to purchase one of six personalized, limited-time product offers at an even greater savings from the regular low prices available at the drugstore.com web store. Each week, customers are presented with product offers that we believe are relevant to each customer and his or her lifestyle, based on previous purchases and drugstore.com shopping experiences.

We will continue to evaluate and refine or retire these programs, as well as other marketing strategies to drive customer orders, in our pursuit of cost-effective customer acquisition and retention strategies.

Pharmacy.    We have a strategic relationship with Rite Aid to promote our website. For example, Rite Aid includes the drugstore.com online store and pharmacy in a significant portion of Rite Aid’s own weekly circular advertisements, as well as on Rite Aid shopping bags, prescription vial caps, in-store signs and permanent links from its website. In addition, some PBMs actively promote their drugstore.com mail-order alternative and distribute brochures and other materials about us to their customers.

Vision.    We offer vision customers free shipping on orders of $99 or more. In addition, vision customers are currently eligible to participate in the drugstore.com Dollars program.

Pricing

Our goal is to offer shoppers the largest online assortment of health, beauty, wellness, vision and pharmacy products with competitive pricing. We strive to improve our operating efficiencies and to leverage our fixed costs so that we can pass along the savings to our customers in the form of lower prices and exclusive deals. We also seek to inform customers of additional cost savings opportunities when they become available. For example, in our pharmacy, we proactively highlight lower-cost generic drug alternatives to higher-priced brand-name drugs. We also encourage pharmacy customers to buy 90-day supplies of medication rather than 30-day supplies, when possible, by providing quantity price breaks as incentives. This strategy allows our customers to take advantage of price savings and enables us to realize fulfillment cost savings and achieve higher customer retention rates. Vision Direct offers a low price guarantee on all brands of contact lenses that we sell. In addition, we increase customer retention rates through our customer loyalty programs, such as drugstore.com Dollars and Diamond Deals, which provide lower prices for repeat customers.

Our Target Customer

We target busy, working women between the ages of 25 and 55, many of whom are married with children. This target customer makes the majority of her household’s buying decisions, uses online shopping as a means of maximizing the use of her time, browses multiple categories and finds online shopping a convenient, relaxing and rewarding experience. We also cater to a secondary target market of men over the age of 35 who use online shopping to maximize the use of their time and who tend to use more prescription medications as they grow older.

How We Serve our Customers

Order Fulfillment

All of our OTC orders and our pharmacy orders that are delivered by mail are processed from our primary distribution center in Swedesboro, New Jersey. Orders for products in our vision segment are processed from our distribution center in Ferndale, Washington. Our warehouse management system provides us with real-time data on inventory receiving, shipping, quantities and location. Due to the relatively short lead time required to fill orders for our products, usually 24 to 48 hours, order backlog is not material to our business.

When we fill a prescription at our pharmacy for mail-order delivery from our distribution center, we operate under our arrangement with Rite Aid. Our pharmacists, working together with a Rite Aid “pharmacist in charge,” perform all aspects of the prescription fulfillment process and customer service. When a customer orders a prescription to be picked up at a local Rite Aid store, we utilize Rite Aid as a fulfillment partner. Upon receiving and validating a customer’s order for local pick-up, we submit order information to Rite Aid for processing and purchase the inventory from Rite Aid, which fills the order and makes it available for pick-up by the customer. Under our agreement with Rite Aid, Rite Aid adjudicates and collects insurance reimbursement payments on our behalf.

Non-prescription orders over $49 qualify for free standard shipping. For orders under $49, we generally charge our customers a shipping charge that covers a portion of the expense of shipping. We ship anywhere in the United States that is served by United Parcel Service or the U.S. Postal Service, and ship to the military through APO addresses. In addition, through an agreement with Comerxia, Inc., we offer international shipment of OTC health, beauty, and wellness products to over 30 countries. Vision Direct ships contact lenses and other vision products worldwide, primarily to the United States and Canada. Customers who order a refill of an existing Rite Aid or drugstore.com prescription can choose to pick up the refill at any Rite Aid store or have it delivered by mail.

Customer Care

We maintain a pharmacy customer care center in our Bellevue, Washington headquarters and OTC and vision customer care centers in Halifax, Nova Scotia, Canada. Our customer care specialists are available 24 hours a day, 7 days a week to provide assistance via e-mail or telephone. To ensure timely and high-quality customer service, we have established specialty teams within our customer care department. Our customer care specialists handle customer inquiries and assist customers in finding desired products. Our website also contains a customer care area that outlines store policies and provides answers to customers’ frequently asked questions. In addition, our pharmacists provide advice to customers about medication, dosage, delivery systems, common side effects and other prescription drug- and health-related issues.

If a customer is not satisfied with the product purchased or the quality of customer service provided, we generally refund to customers all or a portion of the product’s selling price, including related shipping fees if applicable. Sales returns have not been significant to date.

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

We also have a technology license and advertising agreement with Amazon.com, Inc. under which we have mutually agreed to license to each other certain existing and future technology used in the operation of our websites, as long as we do not use the technology to compete with each other. We currently are not using any Amazon.com technology but could do so in the future if it would benefit us. This agreement is described below in the section entitled “Key Strategic Relationships—Amazon.com.”

Our core merchandise catalog, customer interaction, order collection, fulfillment and back-end systems are proprietary to drugstore.com, but are available for use by Amazon.com under our technology license and advertising agreement with Amazon.com. Our systems are designed to provide real-time connectivity to the distribution center systems for both pharmacy and OTC products. They include an inventory-tracking system, a real-time order tracking system, an executive information system and an inventory replenishment system. Our Internet servers use SSL technology with Verisign-issued digital certificates to help conduct secure communications and transactions. Our systems infrastructure is hosted by SAVVIS Communications Corporation in Tukwila, Washington. Vision Direct uses a combination of internally developed and third-party software systems, some of which some are hosted by NaviSite in Pasadena, California.

We meet rigorous credit card association data security requirements. Ambiron, LLC has audited and certified our compliance with the card associations’ Multi-Card Compliance Program, or MCCP, and the MasterCard Site Data Protection Program, or SDP.

Purchasing

OTC.    We purchase our non-pharmaceutical inventory directly from various manufacturers and distributors.

Pharmacy.    Under our agreements with Rite Aid, we are required to purchase all of our brand-name pharmaceutical products through Rite Aid, unless we are able to obtain better overall terms from another vendor. We purchase our generic drugs directly from Rite Aid. Our arrangement with Rite Aid enables us to take advantage of volume discounts and credit terms obtained through Rite Aid, and therefore decreases our costs for pharmaceutical products. To date, we have not been able to obtain more favorable overall terms from any other supplier, and we currently expect to continue to purchase our pharmaceutical inventory through Rite Aid.

Vision.    We purchase our contact lens and vision products inventory directly from various manufacturers and distributors.

Key Strategic Relationships

Rite Aid

In June 1999, we entered into a ten-year strategic relationship with Rite Aid. Through our agreements with Rite Aid, which expire in 2009, we have access to Rite Aid customers through the RiteAid.com website, which is powered by the drugstore.com website. All pharmacy orders processed through the drugstore.com website or the RiteAid.com website can either be shipped to the customer from our distribution center or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, picked up by the customer at any Rite Aid store. In addition to providing for multi-channel delivery options, we and Rite Aid agreed to promote each other’s services both online and offline. We also benefit from access to many of Rite Aid’s relationships with insurance companies and PBMs, which provides us with opportunities to meet the needs of more customers because of the availability of insurance coverage to those customers. Currently, we purchase all pharmaceutical inventory through Rite Aid, leveraging its volume efficiencies to obtain favorable pricing and credit terms. We also sell over 400 Rite Aid brand private-label OTC products throughout the drugstore.com web store. As a result of this agreement, Rite Aid is one of our largest suppliers.

As part of our relationship, we agreed to certain exclusivity provisions that limit our ability to promote, or affiliate with, any other physical retail drugstore or to operate as a traditional physical drugstore, and Rite Aid agreed not to offer or sell products or services on the Internet other than through our website. In addition, our agreement requires us to purchase all of our pharmaceutical products through Rite Aid, unless we are able to obtain better overall terms from another vendor. The agreement also provides for the licensing by Rite Aid to drugstore.com of information technology systems and the integration of the information technology and pharmacy systems of the two companies. We currently use these systems to adjudicate and process local pick-up and mail-order pharmaceutical orders.

GNC

In June 1999, we entered into a 10-year agreement with GNC under which we became the exclusive online provider of GNC-branded products. We have the exclusive right to sell GNC’s wellness products over the Internet until July 2005. When the exclusivity provisions of the agreement terminate, we will have the nonexclusive right to sell these products for the remaining term of the agreement. We have agreed that, as long as we have the exclusive right to distribute GNC’s products over the Internet, we will not promote any other retail health food store or operate a physical retail health food store. As part of our relationship with GNC, we have created the GNC Live Well Store within the drugstore.com website, which is dedicated to selling GNC products on a consignment basis. We retain a percentage of the gross revenues that we collect from sales of GNC products and recognize only the net amount we retain as revenues. We have also agreed with GNC to co-promote each other’s products and services in both traditional and online marketing efforts, including GNC’s placement of a link to our website on the GNC website.

Amazon.com

Effective in September 2003, we entered into an e-commerce agreement with Amazon.com. Under this agreement, which replaced our prior marketing agreements with Amazon.com, we are a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. We ship these Amazon.com orders in Amazon.com-branded boxes from our distribution facility, in exchange for a fulfillment fee and an agreed-upon product price. We began shipping orders under this agreement in December 2003. The initial term of this agreement, which was amended in June 2004, ends in April 2007.

In August 1998, we entered into a ten-year technology license and advertising agreement with Amazon.com, under which we have the right to license substantially all of Amazon.com’s technology for use in our business and to receive certain technological and advertising support from Amazon.com, and Amazon.com has the right to license substantially all of our technology for use in its business. Neither party may use the other’s technology to compete against the other. Currently, neither party has licensed any technology from the other under this agreement. If we were to be acquired by a competitor of Amazon.com and Amazon.com did not vote in favor of the transaction, we would lose our rights to use Amazon.com’s technology, if we are then using any. This agreement also restricts us from promoting on our website any company, other than drugstore.com, that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market.

Amazon.com is our largest stockholder, owning approximately 14% of our outstanding stock as of March 2, 2005. G. Charles “Cayce” Roy, 3rd, a vice president of Amazon.com, is currently serving as Amazon’s designee on our board of directors.

Competition

The market for health, beauty, wellness, vision and pharmacy products is intensely competitive and highly fragmented. We face intense competition in each of our business segments, as described below. In addition, we compete with Internet portals and online service providers that feature shopping services, and with other online or mail-order retailers that offer products within one or more of our business segments.

Pharmacy.    In our mail-order pharmacy and local pick-up pharmacy segments, we compete with chain drugstores, pharmacy benefit managers, insurers and other health care providers, mail-order prescription drug providers and other online pharmacies. Foreign online pharmacies and “rogue” online pharmacies can often sell drugs to American residents at a lower price because they do not comply with U.S. pharmacy regulations, are not subject to U.S. regulatory oversight, or both.

OTC.    Our competitors in the OTC segment can be divided into several groups: chain drugstores, mass market retailers, warehouse clubs, supermarkets and, with respect to upscale health, prestige beauty and spa products, specialty retailers and major department stores.

Vision.    Our competitors in the vision segment include other online providers of contact lenses, national optical chains, eye care professionals, and mass-market retailers and warehouse clubs that provide prescription vision services.

We believe that there are a number of competitive factors in our market, including brand awareness and preference, company credibility, product selection and availability, convenience, price, privacy, actual or perceived value, website features, functionality and performance, ease of purchasing, customer service, quality and quantity of information supporting purchase decisions (such as product information and reviews), and reliability and speed of order shipment.

Government Regulation

Our business is subject to extensive federal, state and local regulations. We believe we are in compliance with existing federal and state requirements relating to pharmacy licensing and registration, the dispensing of prescription drugs, security, record keeping and reporting of pharmacy sales, and the dispensing and sale of contact lenses, and with other applicable laws and regulations. The National Association of Boards of Pharmacy has certified through its VIPPS program that we are in compliance with the licensing and inspection requirements of our state and each state to which we dispense pharmaceuticals, as well as other stringent criteria established by the NABP to ensure good pharmacy practice.

Entities engaging in the practice of pharmacy are subject to numerous federal and state regulatory and licensing requirements. For example, entities such as the drugstore.com pharmacy that distribute controlled substances are subject to the Controlled Substances Act of 1970 and regulations issued by the U.S. Drug Enforcement Administration and state laws and regulations pertaining to controlled substances. We are also subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which regulates the flow of health information throughout the health care system to protect the privacy of personal health records. We also sell prescription, OTC and homeopathic drug products, dietary supplements, medical devices, cosmetics, foods and other consumer products that are subject to regulation by the Food and Drug Administration, or FDA, the Consumer Product Safety Commission, the FTC and state regulatory authorities, as the case may be. In addition to regulating the claims made for specific types of products, the FDA and the FTC may attempt to regulate the format and content of websites that offer products to consumers. We are also subject to the prescription verification and other requirements of the FTCLCA and related FTC regulations.

As we expand our product and service offerings, more of our products and services will likely be subject to federal, state and foreign regulations. Regulatory requirements to which our business is subject may also expand over time. For example, some members of Congress have proposed additional regulation of Internet pharmacies in an effort to combat the illegal sale of prescription drugs over the Internet, and some members of Congress and some state legislatures have proposed, and a number of states have already enacted, restrictions on sales of certain products, such as products containing pseudoephedrine that could be used as precursors in the manufacture of illegal drugs.

The laws and regulations applicable to our business often require subjective interpretation, and we cannot be certain that our efforts to comply with applicable laws and regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any laws or regulations could result in various civil and criminal penalties, including, but not limited to, suspension or revocation of licenses or registrations, seizure of our inventory or monetary fines that could adversely affect our business, financial condition or operating results.

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

We own a number of domain names, hold one patent and have applied for seven others, have registered several trademarks, including the drugstore.com logo, and have filed applications for the registration of a number of our other trademarks, including DRUGSTORE.COM and VISION DIRECT, and service marks in the United States and in some other countries. We may be unable to secure registrations for all of our marks. Our competitors or others may use marks similar to ours, which could impede our ability to build brand identity and lead to customer confusion, and owners of other registered trademarks or trademarks that incorporate variations of our marks could bring potential trade name or trademark infringement claims against us. Any claims or customer confusion related to our trademarks or any failure or inability to protect our trademarks, technology or other proprietary rights could substantially harm our business.

Seasonality

Our OTC business is subject to substantial seasonal variations in demand. Historically, net revenue has increased significantly in the fourth quarter of each year, primarily because of the greater number of sales and increased OTC customer acquisition arising from the holiday season. We believe that this is the general pattern associated with the direct-to-consumer and retail industries. We do not believe that our mail-order pharmacy, local pick-up pharmacy or vision business segments are substantially affected by seasonality.

Employees

As of January 2, 2005, we had 664 full-time employees. We hire temporary employees in the fourth quarter as needed to address our seasonal increase in OTC demand.

Executive Officers and Directors

The following tables set forth information regarding our executive officers and directors as of the date of this annual report:

Executive Officers

Name	Age	Position
Dawn G. Lepore	49	President, Chief Executive Officer and Chairman of the Board of Directors
Robert A. Barton	38	Vice President and Chief Financial Officer
Kathleen M. Gersch	36	Vice President, Chief Marketing Officer and General Manager
Christopher G. Hauser	54	Vice President, Operations
Ian D. Mummery	39	Vice President, Vision
Louise Mummery	37	Vice President, Vision Operations
Alesia L. Pinney	41	Vice President, General Counsel and Secretary

Dawn G. Lepore has served as President, Chief Executive Officer and Chairman of the Board of drugstore.com since October 2004. Ms. Lepore served as Vice Chairman—Active Trader, Technology, Operations, Administration and Business Strategy of The Charles Schwab Corporation (“CSC”) from August 2003 to October 2004. CSC, through Charles Schwab & Co., Inc. (“Schwab”) and its other operating subsidiaries, is a financial services firm. Ms. Lepore served as Vice Chairman—Technology, Active Trader, Operations, and Administration of CSC and Schwab from May 2003 until August 2003, as Vice Chairman—Technology, Operations and Administration of CSC and Schwab from July 2002 until May 2003, as Vice Chairman—Technology and Administration of CSC and Schwab from 2001 to 2002, as Vice Chairman and Chief Information Officer of CSC and Schwab from 1999 to 2001 and as Executive Vice President and Chief Information Officer of CSC and Schwab from 1993 to 1999. She joined Schwab in 1983. Ms. Lepore serves as a director of eBay Inc. and Catalyst, Inc.

Robert A. Barton has served as Vice President and Chief Financial Officer of drugstore.com since January 2001. Mr. Barton also served as Acting Chief Executive Officer from June 2004 to October 2004. He has served in various senior financial management and operational roles at drugstore.com since September 1998, including Vice President and General Manager of Pharmacy from June 2000 to January 2001. From August 1995 to September 1998, Mr. Barton served as the Director of Business Planning and also managed various accounting and analysis groups for AT&T Wireless Services. From February 1989 to August 1995, he served as an auditor with Deloitte & Touche LLP.

Kathleen M. Gersch has served as Vice President, Chief Marketing Officer and General Manager of drugstore.com since November 2004. Ms. Gersch served as Executive Vice President of Marketing, Merchandising and Business Development and the leader of the Consumer Business Unit of GiftCertificates.com, an online provider of gift certificates, from August 2003 to November 2004. She served as an independent consultant providing international business consulting services for retail and consumer products companies from November 2002 to August 2003. She served with Nordstrom, Inc., a leading fashion specialty retailer, as Vice President of Finance, Strategic Planning and Administration (business unit chief financial officer) of Nordstrom Product Group (NPG) and Vice President of Faconnable International, from July 1998 to October 2002. She serves as a director and chairman of the board of the Youth Theatre Northwest and on the advisory board of a privately held retailer.

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

Directors

Name	Age	Position
Dawn G. Lepore	49	President, Chief Executive Officer and Chairman of the Board, drugstore.com, inc.
Melinda French Gates	40	Co-Founder, Bill & Melinda Gates Foundation
Dan Levitan	47	Co-Founder and Managing Partner, Maveron LLC
G. Charles Roy, 3rd	40	Vice President, Amazon.com, Inc.
William D. Savoy	40	Consultant, Vulcan Inc.
Gregory S. Stanger	40	Executive in Residence, Technology Crossover Ventures

Additional Factors That May Affect Our Business and Future Results

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

We have a history of generating significant losses, and may never be profitable.

We have incurred net losses of $716.4 million from our inception in April 1998 through January 2, 2005. To date, we have not become profitable, and we may never achieve profitability. We expect to continue to incur operating and net losses for at least the next year, and possibly longer.

We may be unable to increase the migration of consumers of health, beauty, wellness, vision and pharmacy products from bricks-and-mortar stores to our online solution, which would harm our revenues and prevent us from becoming profitable.

If we do not attract and retain a higher volume of online customers to our Internet stores at a reasonable cost, we will not be able to increase our revenues or achieve profitability. Our success depends on our ability to convert a large number of customers from traditional shopping methods to online shopping for health, beauty, wellness, vision and pharmacy products. Specific factors that could prevent widespread customer acceptance of our online solution include:

•	shipping charges, which do not apply to shopping at bricks-and-mortar retailers;

•	delivery time associated with Internet orders, as compared to the immediate receipt of products at a physical store;

•	delays in deliveries to customers, particularly our West Coast customers;

•	delays in responses to customer inquiries;

•	additional steps and delays in verifying prescriptions and ensuring insurance coverage for prescription products;

•	non-participation in the networks of some insurance carriers and PBMs;

•	regulatory restrictions or reform at the state and federal levels that could impact our ability to serve our customers;

•	the general acceptance or legalization of prescription drug re-importation;

•	lack of consumer awareness of our online pharmacy;

•	customer concerns about the security of online transactions or the privacy of their personal health information;

•	product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish customers’ trust in buying drugstore items online;

•	inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products;

•	difficulties or delays in returning or exchanging orders; and

•	activity that diminishes a user’s online experience, such as viruses, spam, spyware, and phishing or spoofing emails directed at Internet users, as well as viruses and “denial of service” attacks directed at Internet service providers and online businesses.

If our marketing efforts are not effective at attracting and retaining customers at an acceptable cost, we will be unable to achieve profitability.

If we do not establish our brand and increase awareness of our products and services, we may not build a critical mass of customers. Promoting and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. To promote our brand and our products and services, we have incurred and expect to continue to incur substantial expense in our marketing efforts to both attract and retain customers. Our promotional activities may not be effective at building our customer base to the extent necessary to generate sufficient revenue to become profitable. Search engine and other online marketing initiatives comprise a substantial part of our marketing efforts, and our success depends in part on our ability to manage costs associated with these initiatives or find other channels to acquire and retain customers cost-effectively. An inability to acquire and retain customers at a reasonable cost would increase our operating costs and prevent us from becoming profitable.

We face significant competition from both traditional and online retailers.

The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries. These competitors include chain drugstores, mass-market retailers, warehouse clubs, specialty retailers, major department stores, PBMs, health care providers, mail-order pharmacies, national optical chains, eye care professionals, Internet portals and online service providers that feature shopping services and various online stores that offer products within one or more of our product categories. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms, operate with a lower cost structure, adopt more aggressive pricing policies or devote more resources to technology development and marketing than we do.

Other companies in the retail and e-commerce service industries may enter into business combinations or alliances that would strengthen their competitive positions and prevent them, their affiliated companies or their strategic partners from entering into relationships with us. An inability to enter into or maintain relationships with major PBMs, insurance companies or managed care organizations could be a major competitive disadvantage to us. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segment in which we operate. In addition, new and expanded Web technologies may further intensify the competitive nature of online retail and allow our competitors to easily duplicate many of the products, services and content offered on our site. We believe that the Internet facilitates competitive entry into the retail market and comparison shopping and renders it inherently more competitive than conventional retailing formats. We expect competition in the e-commerce channel to intensify, and this increased competition may reduce our ability to grow and, as a result, reduce our revenue, increase our operating expenses, or both, and harm our business.

In addition, we face competition from online pharmacies outside the United States. Although it is currently illegal to re-import prescription drugs into the United States from any foreign country, a growing number of American consumers seek to fill their prescriptions through Canadian and other foreign online pharmacies and a number of state and local governments have set up websites directing their constituents to Canadian pharmacies. The FDA has taken only limited action to date against those who illegally re-import prescription drugs, and may not take aggressive action in the future, against those who support or facilitate this illegal re-importation. Legislation allowing for re-importation of prescription drugs by individuals for personal use was introduced into the U.S. Congress each year for at least the past five years. If such legislation were to be enacted, or if consumers increasingly use foreign-based online prescription drug websites instead of U.S.-based online pharmacies, such as ours, to fill their prescription needs, our business and operating results could be harmed.

We may experience significant fluctuations in our operating results and rate of growth.

Due to our evolving business model and the unpredictability of our industry, we have not in the past and may not in the future be able to accurately forecast our rate of growth. We believe that historical trends and quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied on as an indicator of our future performance. In the past, our operating results have sometimes been, and it is likely that in some future quarter or quarters they will be, below the expectations of investors and securities analysts. In this event, the price of our common stock may fall substantially. For example, in September 2004, our announcement of updated, lowered guidance for our anticipated results for the third quarter of 2004 resulted in a decline in our stock price.

Our revenue growth and profitability depends on the continued growth of demand for the products we offer, and demand for many of our products, and, therefore, our business, is affected by general economic and business conditions. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. economy, may result in decreased revenue or growth. Revenue growth may not be sustainable and our company-wide and by-segment percentage growth rates may decrease in the future. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;

•	the frequency and size of customer orders and the quantity and mix of products our customers purchase;

•	changes in consumer acceptance and usage of the Internet, online services and e-commerce;

•	the price we charge for our products and for shipping those products, or changes in our pricing policies or the pricing policies of our competitors;

•	the extent to which we offer free shipping or other promotional discounts to our customers;

•	the extent of reimbursements available from third-party payors;

•	our ability to acquire merchandise, manage inventory and fulfill orders;

•	disruptions in service by shipping carriers;

•	the introduction by our competitors of websites, products or services;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	timing and costs of marketing and other investments;

•	technical difficulties, system downtime or interruptions;

•	an increase in the prices of fuel and gasoline, which are used in the transportation of packages, or an increase in the prices of other energy products, primarily natural gas and electricity, which are used in our operating facilities;

•	the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate them into our business;

•	changes in government regulation; and

•	current economic conditions and world events. For example, threatened or actual terrorist attacks, armed hostilities or resulting security concerns could create economic and consumer uncertainty and delays in and increased costs of product shipments to and from us, which may decrease demand.

In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial additional operating losses.

A portion of our revenues is also seasonal in nature, especially with respect to sales of those health and beauty products that are driven, to some extent, by seasonal purchasing patterns and seasonal product changes, such as diet products, cold and flu medications and products with holiday-specific varieties. Consumer fads and other changes in consumer trends may also cause shifts in purchasing patterns, resulting in significant fluctuations in our operating results from one quarter to the next. In addition, traditional retail seasonality affects our OTC business, resulting in higher revenues in the fourth quarter of each year as compared to other quarters.

Our relationship with Rite Aid involves many risks and restricts our ability to promote, contract with, or operate traditional retail stores.

In June 1999, we entered into a series of agreements with Rite Aid. These agreements involve many aspects of our respective businesses and the operation of our respective websites, the fulfillment of orders and the extension of Rite Aid’s insurance relationships to cover prescriptions processed by us. Our local pick-up pharmacy segment, under which prescriptions can be picked up by the customer at any Rite Aid store, depends on our relationship with Rite-Aid. If we were unable to maintain our relationship with Rite Aid and were unable to establish a relationship with another company to offer local pick-up of prescriptions ordered through our website, or if Rite Aid were to close a significant number of its stores, our ability to generate revenue would be reduced and our business would suffer. In addition, we currently use Rite Aid’s systems to process prescription orders in both our local pick-up pharmacy segment and our mail-order pharmacy segment. If we were unable to maintain our relationship with Rite Aid and could not implement an alternative method for processing prescriptions, through either our own systems or those of a third party, we would be unable to maintain our pharmacy operations. The loss of our pharmacy sales, which comprised 43% of our net sales for 2004, would greatly reduce our revenue and harm our business.

Our arrangement with Rite Aid is complex and requires substantial effort and attention to operate and manage successfully. As a result, there are many risks related to our relationship with Rite Aid, including restrictions on our ability to promote, contract with or operate traditional retail stores, and the prohibition on our ability to become a pharmacy benefit manager. In the event that we do not realize the intended benefits of this relationship, we will have expended a great deal of time and effort that could have been directed to more beneficial activities, and we may have foregone other potentially beneficial business opportunities. In addition, customer perceptions and our business may be adversely impacted if this relationship is not successful.

While Rite Aid has committed to promoting drugstore.com in its stores and in its advertising, we do not control the choice of ads in which we are featured, and this form of advertising may not result in additional drugstore.com customers. While our relationship with Rite Aid substantially broadens our ability to provide prescription medications to consumers with insurance reimbursement plans, it may not allow all of our potential customers to purchase these medications from drugstore.com and receive insurance reimbursement, which could adversely affect consumer perceptions of us and our revenues. We have agreed with Rite Aid not to promote any other traditional chain drugstore or operate one ourselves. We have also agreed not to contract with another traditional retail store to fill pharmacy product orders we receive unless a Rite Aid store is not conveniently located near a customer. These restrictions could limit our flexibility and ability to grow our business if our relationship with Rite Aid does not proceed successfully.

If we are unable to obtain insurance reimbursement coverage for our customers, our ability to sell pharmacy products online could decrease, which would harm our revenues.

To obtain reimbursement on behalf of our customers for the prescription products that they purchase on our website, we must maintain relationships with insurance companies, managed health organizations and PBMs, either directly or through our relationship with Rite Aid. Sales billed through insurance companies, managed health organizations and PBMs having a relationship with Rite Aid currently represent 95% of our local pick-up sales and 5% of our mail-order pharmacy sales. We have also entered into direct relationships with PBMs, insurers and third-party benefit companies, including Ameriscript, Inc., Envision Pharmaceutical Services and US Script Inc. Many of our agreements with insurance companies, PBMs and third-party benefits companies are short-term, may be terminated with less than 30 days’ prior notice and are subject to unilateral amendment by the other party. If we are unable to establish, maintain and leverage our direct relationships with, insurers, PBMs and third-party benefit companies, and to the extent Rite Aid is unable to maintain its relationships or if these relationships do not extend to cover the prescriptions we process, our ability to obtain reimbursement coverage for our customers would be reduced. This would reduce the number of customers that fill prescriptions through our website, which would reduce our revenues.

In addition, we must process each customer’s insurance application, which raises the costs of processing prescription orders and may delay the customer’s initial prescription order. Customers may not embrace our online insurance coverage procedure.

We are dependent on a limited number of fulfillment and distribution partners.

We are obligated to purchase all of our pharmaceutical products through Rite Aid, unless we are able to obtain better overall terms from another vendor. Our business could be significantly disrupted if Rite Aid were to breach its contract or suffer adverse developments that affect its ability to supply products to us. If for any reason Rite Aid is unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative fulfillment partners on acceptable terms in a timely manner, or at all.

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

We have significant inventory risk.

We must maintain sufficient inventory levels to operate our business successfully and meet our customers’ expectations that we will have the products they order in stock. However, we must also guard against the risk of accumulating excess inventory. We are exposed to significant inventory risks as a result of uncertainty of success of product launches, rapid changes in product cycles, changes in consumer tastes and seasonality. In order to be successful, we must accurately predict these trends, which we may be unable to do, and avoid over-stocking or under-stocking products. In addition, demand for products can change significantly between the time product inventory is ordered and the time it is available for sale. When we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory would increase our expenses if we have too much inventory, and would harm our shipping margins by requiring us to make split shipments for backordered items if we had insufficient inventory. Failure to have inventory in stock when a customer orders it could cause us to lose that order or that customer. The acquisition of some types of inventory, or inventory from some of our sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection of products and significant inventory levels of a substantial number of these products, and we may be unable to sell this inventory in sufficient quantities or during the relevant selling seasons. The occurrence of one or more of these inventory risks may adversely affect our business and operating results.

We must timely and effectively obtain shipments of product from our vendors and deliver merchandise to our customers.

We cannot control all of the various factors that might affect our timely and effective procurement of products from our vendors and delivery of products to our customers. All products that we purchase must be shipped to our distribution centers in Swedesboro, New Jersey and Ferndale, Washington by third-party freight carriers. We also rely on third-party carriers to deliver merchandise from our distribution centers to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased fuel costs, associated with such carriers’ ability to provide delivery services that meet our inbound and outbound shipping needs. Failure to procure and deliver merchandise, either to us or to our customers, in a timely and cost-effective manner could damage our reputation and adversely affect our business and operating results. In addition, any increase in fulfillment costs and expenses could adversely affect our business and operating results.

All of our fulfillment operations and inventory are located in our distribution facilities, and any significant disruption of these centers’ operations would hurt our ability to make timely delivery of our products.

We conduct all of our fulfillment operations from our distribution facilities in New Jersey and Washington. Our primary distribution center in New Jersey houses all of our product inventory except for our vision products, which are housed at our facility in Ferndale, Washington. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable event at either of these facilities, and in particular our New Jersey facility, would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a fire, natural disaster or other catastrophic event were to destroy a significant part of either of these facilities, and in particular our New Jersey facility, or interrupt our operations for any extended period of time, our business, financial condition and operating results would be harmed.

If we are unable to optimize management of our distribution centers, we may be unable to meet customer demand.

Our ability to meet customer demand may be significantly limited if we do not successfully operate our distribution centers. Because it is difficult to predict sales volume, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, warehousing, fulfillment or distribution capacity. In addition, failure to effectively control product damage and shrinkage through effective security measures and inventory management practices could adversely impact our operating margins. Our margins may also be affected if we are unable to obtain products from manufacturers and wholesalers on favorable terms. In addition, if we need to increase our distribution capacity sooner than anticipated, such expansion would require additional financing that may not be available to us on favorable terms when required, or at all.

Pursuant to our distribution agreement with GNC, we maintain an inventory of GNC’s products in our primary distribution center, thereby increasing the complexity of tracking inventory in and operating our distribution center. Our failure to properly handle GNC’s inventory held by us would result in unexpected costs and other harm to our business and reputation.

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

Our pharmacists are required by law to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists. Our pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effects. This counseling is in part accomplished through e-mails to our customers and inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present to receive the counseling or advice or may not have provided us with all relevant information. Although we also post product information on our website, customers may not read this information. Providing information on pharmaceutical and other products creates the potential for claims to be made against us for negligence, personal injury, wrongful death, product liability, malpractice, invasion of privacy or other legal theories based on our product or service offerings. Our general liability, product liability and professional liability insurance may not cover potential claims of this type or may not be adequate to protect us from all liabilities that may be imposed if any such claims were to be successful.

Errors by either us or our competitors may also produce significant adverse publicity either for us or for the online pharmacy and vision industry in general. Because of the significant amount of press coverage on Internet retailing and online pharmacies, we believe that we are subject to a higher level of media scrutiny than other pharmacy product channels. The amount of negative publicity that we or the online pharmacy or vision industries receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by other pharmacies or eye care professionals making similar mistakes. We have no control over the pharmacy practices of our competitors, and we cannot ensure that our pharmacists or our prescription processing will be able to operate completely without error. We believe customer acceptance of our online shopping experience is based in large part on consumer trust, and errors by us or our competitors and related negative publicity could erode such trust or prevent it from growing. This could result in an immediate reduction in the amount of orders we receive and adversely affect our revenue growth and harm our business and operating results.

We have grown very rapidly, and we need to manage changing and expanding operations.

We have rapidly and significantly expanded our operations and anticipate that we will continue to expand. Much of our past growth has come from the acquisition of other companies. Our past growth has placed, and we expect that our anticipated future operations and expansion will continue to place, a significant strain on our managerial, operational, financial and other resources. Some of the administrative and operational challenges we have faced in the past as a result of our expansion include the management of an expanded number of product offerings, the assimilation of financial reporting systems, technology and other systems of acquired companies, increased pressure on our senior management and increased demand on our systems and internal controls. Our ability to manage our operations and expansion effectively depends on the continued development and implementation of plans, systems and controls that meet our operational, financial and management needs. If we are unable to develop or implement such plans, systems or controls or otherwise manage our operations and growth effectively, we will be unable to increase gross margins or achieve profitability and our business could be harmed.

If we fail to maintain an effective system of internal controls or discover material deficiencies in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our disclosure controls and procedures. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and breakdowns in human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we are unable to produce reliable financial reports or prevent fraud, or if we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material deficiencies in our internal controls, it could harm our financial condition and results of operations and could cause the trading price of our stock to decline.

Recent changes to our senior management may have an adverse effect on our ability to execute our business strategy.

Our success depends largely on the efforts and abilities of our senior management to execute our business plan. In June 2004, Kal Raman, our former chief executive officer, resigned and Robert Barton, our chief financial officer, was appointed to the role of acting chief executive officer. In September 2004, Peter Neupert, our former chairman of the board, resigned. In October 2004, Dawn Lepore became our chief executive officer and chairman of the board. These and other recent changes in our senior management have been, and future changes may be, disruptive to our business and may adversely affect our operations. For example, due to the recent changes in the position of chief executive officer and other senior management positions, we may elect to adopt different business strategies or plans. Any new strategies or plans, if adopted, may not be successful and if any new strategies or plans do not produce the desired results, our business may suffer.

If we do not attract and retain qualified personnel, or if our key employees fail to perform, our ability to execute our business strategy will be impaired.

Our success depends in large part on our ability to attract and retain qualified employees. All of our employees, including our executive officers, can terminate their employment with us at any time. If we experience significant turnover or difficulty in recruiting new personnel, or if our key employees fail to perform as expected, our ability to execute our business strategy will be impaired.

Expanding the breadth and depth of our product and service offerings is expensive and difficult, and we may receive no benefit from our expansion.

We intend to continue to expand the breadth and depth of our product and service offerings by promoting new or complementary products or sales formats. Expansion of our offerings in this manner could require significant additional expenditures and could strain our management, financial and operational resources. For example, we may need to incur significant marketing expenses, develop relationships with new fulfillment partners or manufacturers or comply with new regulations. We may be unable to expand our product and service offerings or sales formats in a cost-effective or timely manner, and any new offerings or formats may not generate satisfactory revenues to offset the costs involved. Furthermore, any new product or service offering or sales format that is not favorably received by consumers could damage the reputation of our brand. A lack of market acceptance of such efforts or our inability to generate sufficient revenues to offset the cost of expanded offerings could harm our business. In addition, our wholesale fulfillment agreement with Amazon.com contains prohibitions that limit our ability to sell products and services in markets that are competitive with some of those offered by Amazon.com. This restriction could limit our flexibility and ability to expand our product and service offerings.

Our relationship with Amazon.com restricts some of our activities.

Our relationship with Amazon.com restricts our activities. We entered into a technology license and advertising agreement with Amazon.com in August 1998 and a wholesale OTC fulfillment agreement in September 2003. We are restricted from promoting on our website any company that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market. If we were acquired by a competitor of Amazon.com and Amazon.com does not approve of the transaction, we would lose our rights to use Amazon.com’s technology, if we were then using any. We may not assign the technology license and advertising agreement without Amazon.com’s consent. The potential loss of these rights could inhibit offers to acquire us.

If we fail to maintain or enhance our strategic relationships to help promote our website and expand our product offerings, our development could be hindered.

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

Pharmacy sales accounted for approximately 44% of our total revenue in fiscal year 2004. Sales of our pharmacy products depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, managed care organizations, PBMs and other organizations. These organizations are increasingly challenging the price and cost-effectiveness of medical products and services. The efforts of third-party payors to contain costs often place downward pressures on profitability from sales of prescription drugs. In addition, we cannot be certain that our products or services will be considered cost effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize a profit.

The addition of the Medicare prescription drug benefit under the Medicare Prescription Drug Improvement and Modernization Act of 2003, or DIMA, could negatively impact our business. Under the new prescription drug discount card program implemented by DIMA, which began in 2004, discount card sponsors may seek to exert downward pressure on payments to pharmacies to reduce their costs. The Medicare Part D prescription drug coverage for Medicare beneficiaries implemented by DIMA, which will take effect in 2006, will likely increase the number of senior citizens with prescription drug coverage and may reduce the number of customers who pay for their prescription drugs themselves. Moreover, the DIMA calls for significant changes to the formulas the Medicare program uses to calculate its payments for prescription drugs, as well as introduction of managed care elements and changes to the administration of the drug benefit program. When fully implemented, these changes could exert downward pressure on prescription drug prices and payments by the government, even as the number of people who utilize the Medicare benefits to pay for prescription drugs increases. All of these factors could adversely impact our drug prices and dispensing fees, and ultimately could reduce our profit margins.

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

Our future growth strategy may depend in part on our ability to acquire complementary or strategic businesses. Any such acquisitions could result in dilution, operating difficulties, difficulties in integrating acquired businesses and other harmful consequences.

We may acquire, and have in the past acquired, complementary or strategic businesses, technologies, services and products as part of our strategy to increase our net sales and customer base. For example, in 2003 we acquired CNS and Vision Direct. The process of integrating CNS and Vision Direct into our business and operations has resulted in, and the integration of any other acquired business, technology, service or product may result in, unforeseen operating difficulties and expenditures. Integration of an acquired company also requires, and the integration of CNS and Vision Direct has required, significant management resources that would otherwise be available for operation, ongoing development and expansion of our business. To the extent we miscalculate our ability to integrate and properly manage acquired businesses, or we depend on the continued service of acquired personnel who choose to leave, we may have difficulty in achieving our operating and strategic objectives. In addition, we may not realize the anticipated benefits of any acquisition.

We may be unable to identify suitable acquisition opportunities or to negotiate and complete acquisitions on favorable terms, or at all. In addition, any future acquisitions may require substantial capital resources and we may need to obtain additional capital or financing, from time to time, to fund these activities. This could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business, financial condition and results of operation. Sufficient capital or financing may not be available to us on satisfactory terms, or at all.

Our computer and communications systems are vulnerable to system interruption, damage or security breaches, which could harm our operations and reputation.

Our ability to receive and fulfill orders successfully is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. We experience periodic system interruptions that make our websites inaccessible to our customers and prevent us from efficiently fulfilling orders or providing services to third parties. To minimize future system interruptions, we continually need to add software and hardware and improve our systems and network infrastructure to accommodate both increased traffic on our websites and increased sales volume. To the extent we are unable to do so, systems interruptions may reduce customer satisfaction and the number of orders we receive and thus affect our sales.

Our systems and operations, and those of our suppliers and Internet service providers, are vulnerable to damage or interruption from fire, flood, power loss, telecommunications and Internet service failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events. Any of these events could lead to system interruptions, service delays and loss of critical data and could prevent us from accepting and fulfilling customer orders. Any significant interruption in the availability or functionality of our websites or customer processing, distribution or communications systems, for any reason, could seriously harm our business, financial condition and operating results. While we do have backup systems for certain aspects of our operations, we do not have fully redundant backup systems or a formal disaster recovery plan. Our business interruption insurance may be inadequate to compensate for all losses that may occur.

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

Our business is subject to extensive federal, state and local regulations. For example, entities engaging in the practice of pharmacy are subject to federal and state regulatory and licensing requirements, and the FDA and FTC regulate advertising and promotion of, among other things, prescription drugs, some OTC products and medical devices. Our vision business is subject to the recently enacted FTCLCA and related regulations of the FTC, which require all patients to renew their contact lens prescriptions annually and requires third-party contact lens sellers, like Vision Direct, to verify these prescriptions in accordance with specified procedures. We are also subject to extensive regulation relating to confidentiality, storage, and release of patient records. As we expand our product and service offerings and more non-pharmaceutical products become subject to FDA, FTC and other regulation, more of our products and services will likely be subject to regulation. In addition, regulatory requirements to which our business is subject may expand over time. Complying with regulations is time-consuming, burdensome and expensive and could delay our introduction of new products or services. For example, we believe that cancellations resulting from prescriptions that cannot be filled under the new FTC regulations have slowed our sales growth and increased our costs in our vision business.

Regulations in these areas often require subjective interpretation, and we cannot be certain that our efforts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including suspension or revocation of our licenses or registrations, seizure of our inventory or monetary fines, which could harm our business, financial condition or operating results. Legislation and regulations currently being considered at the federal and state level could also affect our business, including legislation or regulations relating to the electronic access to patient records, additional requirements for Internet pharmacies and restrictions on sales of certain products, such as products containing pseudoephedrine that might be used as precursors in the manufacture of illegal drugs. In addition, state legislatures may add or amend legislation related to the regulation of nonresident pharmacies. Compliance with new laws or regulations could increase our expenses or lead to delays as we adjust our websites and operations.

We are also subject to increasing regulation relating to privacy and the use and security of personal user information. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. Current and proposed regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages and may otherwise have a material adverse effect on our business, results of operations and financial condition.

In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country in which we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business.

We cannot be certain that we will be able to protect our intellectual property, and we may be found to infringe proprietary rights of others, which could harm our business, brand and reputation.

Our success depends in substantial part on our proprietary rights, including our technology, copyrights, trademarks, service marks, trade dress, trade secrets and similar intellectual property. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, however, unauthorized parties may attempt to copy, obtain and use information that we regard as proprietary, such as our sales formats, the technology used to operate our website, our website content and our trademarks. In addition, the laws of many countries do not protect our proprietary rights to the same extent as the laws of the United States.

We own a number of domain names, have registered several trademarks, including the drugstore.com logo, and hold one patent. We have filed applications for trademark registrations for our marks DRUGSTORE.COM and VISION DIRECT and a number of our other trademarks in the United States and several other countries, and have filed applications for seven patents. We may be unable to secure the registrations or patents for which we have applied, which could negatively affect our business. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. If we were unable to protect or preserve the value of our trademarks, patents, copyrights, trade secrets or other proprietary rights for any reason, our business would be harmed.

Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names or to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding or other efforts to protect our intellectual property could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Third parties have in the past, and may in the future, also assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights held by them, whether or not such claims have merit. For example, one of our subsidiaries was sued over alleged copyright and trademark violations based on use of “pop-up” advertising, although this action was settled in June 2004 without any material adverse effects to us. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claims, whether they are with or without merit or are determined in our favor, could be time-consuming, result in costly litigation, divert the attention of our management, cause service upgrade delays and harm our business or operating results. Furthermore, as a result of infringement claims we may be required to enter into costly royalty or licensing agreements, which may not be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to obtain suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, our business could be adversely affected.

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

We may face liability for content on our website.

Because we post product information and other content on our website, we face potential liability for negligence, intellectual property infringement, indecency and other claims based on the nature and content of the materials that we post. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed. Any imposition of liability that is not covered by our insurance or is in excess of our insurance coverage could harm our business, financial condition and operating results.

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

Consumer use of the Internet as a medium for commerce is a relatively recent phenomenon and is still subject to a high level of uncertainty. While the number of Internet users continues to rise, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. If use of the Internet as a medium for commerce does not continue to grow or grows at a slower rate than we anticipate, our sales would be lower than expected and our business would be harmed.

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

In accordance with current industry practice and our interpretation of applicable law, we do not currently collect sales and use taxes or other such taxes with respect to shipments of goods into states other than Washington. The operation of our distribution centers, the operations of any future distribution centers and other aspects of our evolving business, however, may result in sales and use tax collection obligations. One or more states or the federal government may seek, either through unilateral action or through federal legislation, to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do. Moreover, one or more states could begin to impose sales taxes on sales of prescription products, which are not generally taxed at this time. If so, customers who order prescriptions at our website and pick them up at a Rite Aid store would be required to pay sales tax. In addition, we could be subject to significant fines or other payments for any past failure to comply with tax regulations. For example, the revenue agency of the state of New Jersey, where our primary distribution center is located, has asserted that we owe state sales tax on certain of our prior sales to New Jersey residents from January 3, 2000 to December 29, 2001. We do not currently collect sales tax in New Jersey and, because we are currently appealing the assessment of back sales tax in the Tax Court in New Jersey, have not paid the amount of back sales tax that is being asserted. If we are unsuccessful in our appeal, the State of New Jersey may expand its assessment to include other years for which we did not collect sales tax. In addition, one or more other states may successfully assert that we should collect sales and use or other taxes on the sale of our products. Either of these could result in substantial tax liabilities for our past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business, financial condition and operating results.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in states other than Washington. The imposition of various taxes upon Internet commerce by state and local governments could create significant administration burdens for us, decrease our future sales and harm our cash flow and operating results.

Our officers, directors and significant stockholders own a significant amount of our common stock, which could discourage an acquisition of drugstore.com or make removal of incumbent management more difficult.

Executive officers, directors and entities affiliated with them beneficially own more than 9.1% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, Amazon.com beneficially owns approximately 14% of our outstanding stock, and is entitled to designate a director to serve on our board of directors, currently G. Charles Roy, 3rd. Kleiner Perkins Caufield and Byers, or KPCB, owns approximately 12% of our outstanding stock, and Ziff Asset Management, L.P., or ZAML, owns approximately 11% of our outstanding stock. Because each owns a significant percentage of our capital stock, Amazon.com, KPCB or ZAML, or more than one of them, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Furthermore, because of these substantial equity stakes in drugstore.com, competitors of Amazon.com, KPCB or ZAML or other potential acquirers could decide not to merge with, or acquire, us. In addition, in the case of a potential acquisition of drugstore.com by another party, a substantial equity stake in drugstore.com could prevent the tax-free treatment of an acquisition, making drugstore.com a less attractive acquisition candidate.

If we do not respond to rapid technological changes, our services could become obsolete and our business would be seriously harmed.

As the Internet and online commerce industry evolve, we must license technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our web stores, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. Failure to successfully and timely do so could adversely impact our ability to build the drugstore.com brand and attract and retain customers.

Governmental regulation of the Internet and data transmission over the Internet could affect our business.

We are subject to the same federal, state and local laws generally applicable to businesses, as well as those directly applicable to companies conducting business online, including consumer protection laws, user privacy laws and regulations prohibiting unfair and deceptive trade practices. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. Under federal and state financial privacy laws and regulations, we must provide notice to our customers of our policies on sharing nonpublic information with third parties, must provide advance notice of any changes to our privacy policies and, with limited exceptions, must give consumers the right to prevent sharing of their nonpublic personal information with unaffiliated third parties. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, user privacy, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability of existing laws to the Internet relating to issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, U.S. and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. The restrictions imposed by, and the costs of complying with, current and possible future laws and regulations related to businesses conducted on the Internet could harm our business, operating results and financial condition.

Our stock price is likely to continue to fluctuate, which could result in substantial losses for investors.

The market price of our common stock has been, and is likely to continue to be, extremely volatile. Our stock price could be subject to wide fluctuations in response to a number of factors, including those described in this prospectus, some of which are beyond our control, and these fluctuations could result in substantial losses for investors. In addition, future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We have been named in such stockholder class action lawsuits in the past, including several putative class action suits filed against us and certain of our current and former officers and directors in and after June 2004 in the United States District Court for the Western District of Washington. These lawsuits allege violations of the federal securities laws. We may be the target of similar litigation in the future. In addition, in August 2004 two stockholder derivative lawsuits were filed against certain of our current and former directors and officers in the Superior Court for the State of Washington, King County. The two suits allege that certain officers breached their fiduciary duties by selling drugstore.com stock while in possession of material non-public information. They also allege that the directors and certain officers breached their fiduciary duties by failing to prevent alleged false and misleading statements about our prospects for fiscal year 2004 and omissions about, among other things, (i) a negative impact on our gross margins from the integration of our acquisition of Vision Direct and from our free 3-day shipping promotion, and (ii) a negative impact on our sales growth arising from cancellations of certain expired prescriptions. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and operating results.

Available Information

We file with and furnish to the Securities and Exchange Commission, or SEC, periodic reports, proxy and information statements and other information. We make available, free of charge, on our website at http://www.drugstore.com (under Corporate Information), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our SEC filings are also posted on the SEC’s website at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Materials that we file with the SEC are also available at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Bellevue, Washington, where we lease approximately 53,000 square feet under a lease that expires in July 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. We also lease office space of approximately 4,000 square feet in Vancouver, British Columbia, Canada, under a lease that expires in September 2008. Our primary distribution facility is located in Swedesboro, New Jersey, where we lease approximately 290,000 square feet under a lease that expires in December 2010, with options to renew for two additional five-year periods. The distribution facility for Vision Direct is located in Ferndale, Washington, where we lease approximately 16,600 square feet under a lease that expires in July 2008, with an option to renew for an additional five-year period. Our customer care center is located in Halifax, Nova Scotia, Canada, where we lease approximately 11,500 square feet under a lease that expires in March 2011.

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

See Note 8 of our consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part IV, Item 15 of this annual report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal year 2004.

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

	High	Low
Fiscal Year Ended January 2, 2005
First Quarter	$8.00	$4.76
Second Quarter	$6.08	$2.89
Third Quarter	$3.52	$2.02
Fourth Quarter	$3.98	$2.91

	High	Low
Fiscal Year Ended December 28, 2003
First Quarter	$4.23	$1.99
Second Quarter	$6.29	$3.33
Third Quarter	$9.19	$4.53
Fourth Quarter	$8.90	$4.90

Holders

On March 2, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $2.15 per share. As of March 2, 2005, there were approximately 834 holders of record of our common stock, although there are a much larger number of beneficial owners.

Dividends

We have never declared or paid cash or stock dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 12, 2004, we entered into a settlement agreement and mutual release, dated as of October 7, 2004, with Arlington Contact Lens Service, Inc., or AC Lens, in connection with the settlement of a lawsuit relating to a commercial dispute between us and AC Lens. Under the terms of the settlement agreement, we issued 135,930 shares of our common stock to AC Lens. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, as a private offering under Section 4(2) of the Securities Act.

On February 14, 2005, in connection with the performance of services, we issued to Heidrick & Struggles, Inc. a warrant to purchase 125,000 shares of our common stock at $2.36 per share. The issuance of this warrant was exempt from registration under the Securities Act as a private offering under Section 4(2) of the Securities Act.

On March 2, 2005, we issued 10 million shares of our common stock to Ziff Asset Management, L.P. for an aggregate purchase price of $26.0 million in cash. The sale of these shares was exempt from registration under the Securities Act as a private offering to an “accredited investor” under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$360,099	$245,733	$193,908	$145,258	$109,979
Loss before income taxes, extraordinary gain, and cumulative effect of changes in accounting principles(1)	(48,715)	(18,649)	(41,429)	(286,204)	(193,015)
Income tax benefit	980	—	—	—	—
Extraordinary gain on renegotiation of equity guarantee	—	—	—	7,500	—
Cumulative effect of changes in accounting principles(1)	—	—	(8,905)	(4,121)	—

Net loss	$(47,735)	$(18,649)	$(50,334)	$(282,825)	$(193,015)

Basic and diluted loss per share:
Prior to extraordinary gain and cumulative effect of changes in accounting principles(1)	$(0.62)	$(0.27)	$(0.61)	$(4.33)	$(3.56)
Extraordinary gain	—	—	—	0.11	—
Cumulative effect of changes in accounting principles(1)	—	—	(0.13)	(0.06)	—

	$(0.62)	$(0.27)	$(0.74)	$(4.28)	$(3.56)

Weighted average shares outstanding used to compute basic and diluted loss per share	76,650,915	69,148,872	67,762,667	66,024,855	54,212,080

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$34,219	$43,572	$61,867	$78,756	$129,888
Cash dividends declared per common share	—	—	—	—	—
Working capital	25,536	32,043	54,433	80,816	134,088
Total assets	158,511	184,412	128,504	171,298	458,523
Long-term debt obligations, less current portion	1,807	600	452	638	2,399
Total stockholders’ equity	$87,128	$128,218	$93,940	$141,851	$411,989

(1)	At the beginning of our fiscal year 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. We performed an impairment test during fiscal 2002 with respect to the goodwill recorded in connection with our acquisition of Beauty.com, Inc. and recorded an impairment charge loss as a cumulative effect of a change in accounting principle as of the date of adoption. In accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, the effect of this accounting change is reflected prospectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this annual report.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and our future financial and operational performance, made in this annual report are forward-looking. Words such as “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “plan,” “continue,” “forecast,” “remains,” “would,” “should,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, are not guarantees of future performance and involve assumptions, risks, and uncertainties. Our actual results may differ significantly from those stated or implied in the forward-looking statements for a variety of reasons, including, among others, effects of changes in the economy, consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, the company’s limited operating history, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, recent changes in senior management, risks related to systems interruptions, possible governmental regulation and the ability to manage a rapidly growing business. These and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the following discussion and in the section entitled “Business— Additional Factors That May Affect Our Business and Future Results” in Part I, Item 1 of this annual report. A forward-looking statement should not be relied upon as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it, except as we otherwise specifically state.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, wellness, vision and pharmacy products. We believe that we offer a better way for consumers to shop for these products through our web stores, including those located on the Internet at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com and www.lensquest.com and available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. We operate primarily in the United States and Canada, but our products are available to consumers worldwide.

We operate on a 52/53-week retail calendar, with each quarter in a 52-week fiscal year representing a 13-week period. Fiscal year 2004 was a 53-week fiscal year, with the fourth quarter representing a 14-week period. References in the following discussion to yearly periods are to fiscal years, unless the context indicates otherwise. For example, “2004” refers to the fiscal year ended January 2, 2005.

Business Segments; Growth Strategies.    We operate our business in four primary business segments: over-the-counter, or OTC, mail-order pharmacy, local pick-up pharmacy, and vision. The organization of our business into these four distinct segments allows our management to gain a comprehensive financial view of each of our key businesses and our business as a whole. In addition, this segmentation better allows us to align strategies in operations, marketing and customer care in order to optimize the overall customer experience, both within each segment and across all segments, and to maximize growth.

•

Over-the-counter (OTC).    Our OTC segment includes all non-prescription products sold online or over the telephone through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com and www.lensquest.com, and through our subsidiary Custom Nutrition Services, Inc., or CNS, at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com and www.pritikin@home.com. Our OTC segment also includes product revenues and fulfillment fees received under our wholesale OTC fulfillment agreement with Amazon.com, Inc., under which we act as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items,that incents customers to return to our websites and make repeat, replenishment, and impulse purchases. In addition, in 2005 we will be making additional investments in marketing, including initiatives to increase awareness of our brand, and will be testing a number of new loyalty and marketing programs designed to drive long-term customer retention and growth.

•	Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online or over the telephone through the www.drugstore.com web store and delivered to customers through our mail-order facility. We obtain our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to and serve cash-paying and insurance-covered individuals and also serve as an independent, online solution for low-cost mail-order prescription services. We are currently a mail-order prescription drug provider for five pharmacy benefit management companies, or PBMs, and four third-party benefits companies. In 2005, we intend to continue focusing our marketing efforts on establishing broader relationships with these PBMs and benefits companies and expanding our services to additional PBMs and benefits companies. We anticipate that continued growth in this segment will substantially depend on our ability to grow prescription volumes through these efforts.

•	Local Pick-Up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills sold online or over the telephone through the www.drugstore.com web store or the www.riteaid.com web store (which is powered by the www.drugstore.com web store) and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through Rite Aid marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and refill reminders. In 2005, we anticipate that net sales in the local pick-up pharmacy segment will remain flat in comparison to 2004, as we focus the majority of our marketing efforts on our higher-margin segments.

•	Vision. Our vision segment was created as a result of our acquisition of International Vision Direct Corp. and its subsidiaries, or Vision Direct, in December 2003. The vision segment includes contact lenses sold by Vision Direct through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We purchase our contact lens and vision products inventory directly from various manufacturers and other distributors. In 2005, we intend to address the basics of our vision business by improving the speed of our vision websites, streamlining our customers’ buying experience, and continuing to make pricing a central value proposition. We anticipate that growth in this segment will depend on the success of these efforts, which are designed to increase both the number of visitors to our vision websites and the number of purchases they make.

Revenues.    We generate revenue primarily from product sales and shipping fees. In 2004, we reported consolidated total net sales of $360.1 million, which reflected a $114.4 million, or 47%, increase over 2003. Our net sales growth was driven by a 43% increase in our total order volume, to 4.7 million orders, and, to a lesser extent, a 3% increase in our average net sales per order, to $76. Our revenues experienced strong growth in our flagship OTC and mail-order pharmacy segments, which grew by 43% (including wholesale OTC) and 30%, respectively, over 2003. Our revenues also benefited from the addition of $46.1 million in net sales attributable to the acquisition of Vision Direct and $14.0 million in net sales attributable to our wholesale OTC fulfillment agreement with Amazon.com. Assuming that we are able to, among other things, successfully implement our growth strategies relating to our investments in brand development, marketing and technology and manage our expenses, we anticipate total net sales in 2005 to be in the range of $400 million to $420 million. We expect our 2005 growth to be primarily driven by our OTC and mail-order pharmacy segments.

Expenses.    Our operating expenses, including cost of goods sold, increased as a percentage of net sales to 114% in 2004, from 108% in 2003. This increase was primarily due to a $27.5 million charge recorded in 2004 for impairment of goodwill and other intangibles related to our vision segment. Marketing expenses as a percentage of net sales declined by 30 basis points to 6.8% of net sales. This increased marketing efficiency is reflected in a 34% increase in our trailing 12-month number of active customers and a 3% increase in the average annual spend per active customer for 2004. In addition, increased utilization of our primary distribution center reduced our fulfillment expenses to 10.9% of total net sales in 2004, down from 11.8% in 2003. We also reduced technology expenses to 2.6% of net sales in 2004, from 3.4% in 2003, and held general and administrative and other operating expenses relatively flat.

Net Loss; Cash Position.    Our net loss increased year-over-year by 156%, or $29 million, to $47.7 million in 2004. Included in our net loss for 2004 were impairment charges of $22.8 million and $4.7 million for goodwill and other intangible assets associated with our vision segment, approximately $800,000 of recruitment and transition expenses related to the hiring of our new CEO, and a $492,000 non-cash litigation settlement. Assuming that we are able to, among other things, successfully implement our growth strategies and manage our expenses, we anticipate our net losses in 2005 to decline to the range of $19.0 million to $24.0 million. (The net loss range provided does not reflect the impact of implementing FAS 123R, which is discussed below.) We ended 2004 with over $34.2 million in cash and marketable securities, reflecting the use of $9.4 million in cash and marketable securities in 2004. Our cash and marketable securities use in 2004 primarily related to the funding of operating losses of $5.1 million (adjusted for non-cash items of $42.6 million) and capital expenditures of $4.6 million. In March 2005, we received $26.0 million in cash from the sale of 10 million shares of our common stock in a private placement.

Significant Accounting Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. Additional information about our significant accounting policies is included in Note 1 of our consolidated financial statements included in Part IV, Item 15 of this annual report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition and results of operations.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

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

Revenues from sales of prescription products ordered online or by telephone through the drugstore.com web store or the RiteAid.com web store (which is powered by the drugstore.com web store) for pick-up at a Rite Aid store, including co-payments received and collected on our behalf by Rite Aid, are recognized when the customer picks up the product. In these circumstances, we utilize Rite Aid as our fulfillment partner. According to the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record revenues in our local pick-up pharmacy segment on a gross basis, because we believe we act as a principal, based on the fact that, among other things, we bear both inventory risk and credit and collection risk associated with these sales.

For insured prescriptions in both our local pick-up and mail-order segments, the co-payment and the insurance reimbursement (which together make up the amount owed by the customer) constitute the full value of the prescription drug sale, and we receive this entire amount as cash. We therefore recognize the entire amount as revenue when the order is shipped to the customer (for mail order prescriptions) or picked up by the customer (for local pick-up prescriptions).

Revenues from sales of OTC products ordered through the Amazon.com website and fulfilled by drugstore.com are recognized when the products are shipped from our distribution center. According to the criteria outlined in EITF 99-19, we record fees and revenues generated by the Amazon.com agreement in our OTC segment on a gross basis, because we believe we act as a principal, based on the fact that we bear general inventory risk associated with these sales.

Periodically, we provide incentive offers to our customers to encourage purchases. Such offers include discounts on specific current purchases, or future rebates based upon a percentage of the current purchase, as well as other offers. Discounts, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in net sales. Rebates are treated as a reduction to sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers. Historically, our redemption rates, which are adjusted quarterly, have not differed materially from our estimates.

Inventories

We value our inventory at the lower of cost (using the weighted-average cost method) or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a reserve for shrinkage and slow-moving, damaged and expired inventory, which is recorded as the difference between the cost of the inventory and the estimated market value based on management’s assumptions about future demand for the products we offer and market conditions. We use a variety of methods to reduce the quantity of slow-moving inventory, including reducing sales prices on our websites, negotiating returns to vendors, and liquidating inventory through third parties. If our estimates of future product demand or our assumptions about market conditions are inaccurate, we will understate or overstate the provision required for excess and obsolete inventory. Historically, the market value of our inventory has not differed materially from our estimates.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangibles, or SFAS 142, we do not amortize goodwill but instead test for impairment at least annually. We test for impairment at the beginning of the fourth quarter or whenever indicators of impairment occur. The first phase of the test screens for impairment. If impairment is determined, the second phase measures the impairment by comparing the fair value of the applicable reporting unit to its carrying value. Fair value is determined using either a discounted cash flow methodology or methodology based on comparable market prices. If our estimates of revenue growth or future cash flows prove to be inaccurate, we may have a future impairment of goodwill.

The carrying values of our amortized long-lived assets, including definite-lived intangible assets, are reviewed whenever an indicator of impairment occurs. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, we perform an evaluation of recoverability. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. We measure any resulting impairment charge based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

Legal Proceedings

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations and financial position. See Note 8, Commitments and Contingencies, for a description of our material legal proceedings.

Acquisitions

International Vision Direct Corp.

On December 8, 2003, we acquired Vision Direct, a privately held Internet retailer of contact lenses. Under the terms of the acquisition agreement, we acquired Vision Direct for $56.6 million in aggregate consideration, comprised of $10.0 million in cash, 6,830,601 shares of common stock having an aggregate fair value of $45.7 million, and related transaction costs. 50% of the shares were held in escrow for the duration of a post-acquisition contingency period, and subsequently released from escrow in the fourth quarter of 2004. The primary reason for the acquisition of Vision Direct was to enhance our offering with products in the vision category.

In accordance with the requirements of SFAS No. 141, Business Combinations, or SFAS 141, we accounted for this acquisition using the purchase method of accounting. Results of Vision Direct’s operations are included in our consolidated statement of operations beginning December 9, 2003. We incurred total acquisition costs related to Vision Direct of $56.6 million, which include the following (amounts in thousands):

Fair value of common stock issued	$45,697
Cash paid at closing	10,000
Other transaction costs	866

Total acquisition costs capitalized	$56,563

In connection with the acquisition, we recorded $44.7 million of goodwill during 2003. Factors that contributed to a purchase price that resulted in goodwill included, but were not limited to, expected synergies to be gained from multiple cross-selling opportunities, expansion into a higher order value and high-retention business, and an opportunity to enter the contact lens market with an established brand, regulatory know-how and a significant customer base. In 2004, this goodwill was increased by $1.9 million as a result of the recognition of a deferred tax liability related to indefinite-lived intangibles.

The following table presents the amounts assigned to each major asset and liability category as a result of the Vision Direct acquisition (amounts in thousands):

Current assets	$6,134
Fixed assets	978
Intangible assets	11,300
Goodwill	46,598
Liabilities	(8,447)

Net assets acquired	$56,563

For further detail regarding these assets and our evaluation of impairment, see Notes 5 and 6 of our consolidated financial statements included in Part IV, Item 15 of this annual report.

Custom Nutrition Services

On April 28, 2003, we acquired Concept Development, LLC, conducting business under the name Custom Nutrition Services, a privately held company providing personalized nutrition services to consumers. Under the terms of the acquisition agreement, we acquired CNS for $4.3 million in aggregate consideration, comprised of $1.5 million in cash, 635,593 shares of our common stock having an aggregate fair value of $2.5 million (45,000 shares of which we later recovered from escrow) and related transaction costs. The acquisition agreement also provides for the payment by us of additional purchase consideration of up to $10.0 million, payable over three years from the date of the acquisition, based on the future attainment of specific performance targets by the CNS business. During fiscal 2004, we paid $56,000 to the sellers of the CNS business under this earn-out provision. The primary reason for the acquisition of CNS was to enhance our offering in the customized nutrition and wellness market.

Results of Operations

Net Sales

	Fiscal Year 2004	% Change	Fiscal Year 2003	% Change	Fiscal Year 2002
	(in thousands, except per order data)
Net sales	$360,099	46.5%	$245,733	26.7%	$193,908
Segmented net sales information:
% of net sales from OTC	43.1%		44.4%		41.4%
% of net sales from local pick-up pharmacy	25.7%		34.6%		34.8%
% of net sales from mail-order pharmacy	17.8%		20.0%		23.8%
% of net sales from vision	13.4%		1.0%		N/A
Average net sales per order from OTC	$57	3.6%	$55	12.2%	$49
Average net sales per order from local pick-up pharmacy	$104	8.3%	$96	7.9%	$89
Average net sales per order from mail-order pharmacy	$136	16.2%	$117	9.3%	$107
Average net sales per order from vision	$79	11.3%	$71	N/A	N/A

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Net sales also include fulfillment fees and product revenue from our wholesale OTC fulfillment agreement with Amazon.com, and also include consignment services fees earned from our arrangement with General Nutrition Companies, Inc., or GNC, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are booked on a net basis and constitute approximately 1% of total net sales in each year presented. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, the co-payment is billed to the customer’s credit card and the remainder of the prescription price is billed to a third party. Sales of pharmaceutical products covered by insurance are recorded as the sum of the amounts received from the customer and the third party. Sales made to Amazon.com under our wholesale OTC fulfillment agreement are billed directly to Amazon.com and recorded at the gross amount received from Amazon.com.

Total net sales increased in 2004, compared to 2003, primarily as a result of a 43% increase in order volume, to 4.7 million orders from 3.3 million in 2003, and, to a lesser extent, a 3% increase in average net revenue per order, to $76. Order volume increased from 2003 primarily as a result of strong growth in our OTC and mail-order pharmacy segments, the acquisition of Vision Direct and the addition of our wholesale OTC fulfillment agreement with Amazon.com. (The number of customer orders includes new and repeat orders made through our website and those of our subsidiaries, and orders generated through our wholesale OTC fulfillment agreement with Amazon.com.) Average net revenue per order increased from 2003 as a result of growth in net revenue per order in each of our segments, particularly within our pharmacy mail order segment, which grew by 16% to $136. Of our net sales growth for 2004, $46.1 million was attributable to the acquisition of our vision business and $14.0 million was attributable to our wholesale OTC fulfillment business. Compared to 2003, net sales in our OTC segment increased by $46.2 million, or 42%, net sales in our mail-order pharmacy segment increased by $14.8 million, or 30%, and net sales in our local pick-up pharmacy segment increased by $7.3 million, or 9%. Net sales in our vision segment, in the first full year of results following our December 2003 acquisition of Vision Direct, were $48.4 million.

Our net sales in the OTC segment were $155.3 million in 2004, $109.2 million in 2003, and $80.3 million in 2002. The number of orders in this segment in 2004 grew by 35% to 2.7 million, compared to 2.0 million in 2003 and 1.6 million in 2002, as a result of an increase in the number of repeat orders from existing customers and increases in new customer orders and orders generated through our wholesale OTC fulfillment agreement with Amazon.com. The number of orders in this segment grew in 2003, compared to 2002, as a result of an increase in the number of repeat orders from existing customers and an increase in new customer orders. Average net sales per order increased in 2004 and 2003, compared to the prior year, as a result of increases in the average number of items per order and increased purchases of higher-priced items. During 2004, 2003 and 2002, we did not implement material price changes in our OTC products generally.

Our net sales in the mail-order pharmacy segment were $63.9 million in 2004, $49.2 million in 2003, and $46.2 million in 2002. The number of orders in this segment in 2004 grew by 12% to 471,000, compared to 421,000 in 2003 and 431,000 in 2002, as a result of an increase in the number of repeat orders from existing customers and an increase in new customer orders. The number of orders in this segment in 2003, compared to 2002, remained relatively flat. Average net sales per order increased in 2004 and 2003, compared to the prior year, as a result of a larger proportion of customers purchasing supply quantities of 90 days or more and, to a lesser extent, an increase of approximately 5% in each year in the average price per prescription resulting from higher pharmaceutical costs.

Our net sales in the local pick-up pharmacy segment were $92.4 million in 2004, $85.1 million in 2003, and $67.4 million in 2002. The number of orders in this segment was 892,000 in 2004, compared to 886,000 in 2003 and 756,000 in 2002. The number of orders in this segment in 2004, compared to 2003, remained relatively flat. The growth in number of orders for 2003, compared to 2002, resulted from direct marketing campaigns that resulted in additional customers taking advantage of the local pick-up option at Rite Aid stores. Average net sales per order increased in 2004 and 2003, compared to the prior year, as a result of an increase in the average price per prescription charged by Rite Aid and an increase in the average number of prescriptions per order.

Our net sales in the vision segment were $48.4 million in 2004 and $2.3 million in the last three weeks of December 2003. For 2004, the number of orders in this segment was 615,000 and average net sales per order were $79. Because we acquired Vision Direct in December 2003, prior year comparisons are not meaningful.

Customer Data.    We acquired just under 1.2 million new customers during 2004, increasing our total customer base to approximately 6.0 million customers since inception, compared to 4.8 million customers at the end of 2003 and 3.2 million customers at the end of 2002. We acquired approximately 600,000 customers in December 2003 in connection with our acquisition of Vision Direct. Orders from repeat customers as a percentage of total orders was 68% in 2004, compared to 71% in 2003 and 70% in 2002. The decrease in 2004 in orders from repeat customers as a percentage of total orders, compared to 2003, reflects the inclusion of a full year of wholesale OTC orders, which are included in the number of total orders but are considered neither repeat nor new orders for purposes of calculating repeat orders as a percentage of total orders.

Cost of Sales

	Fiscal Year 2004	% Change	Fiscal Year 2003	% Change	Fiscal Year 2002
	($ in thousands)
Cost of sales	$286,858	46.7%	$195,501	25.7%	$155,587
Percent of net sales	79.7%		79.6%		80.2%

Segmented cost of sales information:
OTC cost of sales as a % of OTC net sales	73.0%		69.8%		70.0%
Mail-order pharmacy cost of sales as a % of mail-order pharmacy net sales	85.2%		82.3%		83.5%
Local pick-up pharmacy cost of sales as a % of local pick-up pharmacy net sales	89.0%		90.8%		90.2%
Vision cost of sales as a % of vision net sales	76.0%		67.0%		N/A

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage and damaged, slow-moving and expired inventory, outbound and inbound shipping costs, and expenses related to promotional inventory included in shipments to customers. Payments that we receive from vendors in connection with volume purchase or rebate allowances are netted against cost of sales.

Total cost of sales increased in absolute dollars in 2004 and 2003, compared to the prior year, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales in 2004, compared to 2003, remained flat. Although costs as a percentage of net sales increased as a result of the addition of our lower-margin wholesale OTC fulfillment business, lower margins in our mail-order pharmacy segment and increased shipping costs, these increases were offset by a full year of sales in our higher-margin vision segment. Cost of sales as a percentage of net sales in 2003, compared to 2002, decreased primarily as a result of the addition of higher-margin OTC sales and a higher proportion of total OTC orders in relation to total pharmacy sales.

Cost of sales in our OTC segment was $113.4 million in 2004, $76.2 million in 2003 and $56.2 million in 2002. Cost of sales in our OTC segment increased in absolute dollars in 2004 and 2003, compared to the prior year, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales for the OTC segment increased in 2004, compared to 2003, as a result of the higher costs associated with our free 3-day shipping program and other discount promotions, as well as selling a greater proportion of lower-margin orders as a result of our wholesale OTC fulfillment agreement with Amazon.com. Cost of sales as a percentage of net sales for the OTC segment decreased slightly in 2003, compared to 2002, as a result of a more favorable mix of specialty, seasonal and prestige beauty items, customized nutritional supplements and other higher-margin items.

Cost of sales in our mail-order pharmacy segment was $54.5 million in 2004, $40.5 million in 2003 and $38.6 million in 2002. Cost of sales as a percentage of net sales for the mail-order pharmacy segment increased in 2004, compared to 2003, as a result of our initiatives to grow the segment by providing third-party fulfillment services to PBMs and third-party benefits companies. This strategy focuses on fulfilling 90-day-or-greater order quantities, which generates higher revenue per order than 30-day quantity orders but results in lower product margins. We improved our product margin in this segment in 2003, compared to 2002, through the sale of higher-margin generic drugs, which generally saves the customer money as their costs are lower than their comparable branded drugs.

Cost of sales in our local pick-up pharmacy segment was $82.3 million in 2004, $77.3 million in 2003 and $60.8 million in 2002. We improved our product margin in this segment in 2004, compared to 2003, and maintained our product margin in 2003, compared to 2002, through the sale of higher-margin generic drugs.

Cost of sales in our vision segment was $36.8 million in 2004 and $1.5 million for the last three weeks of 2003. Because we acquired Vision Direct in December 2003, prior year comparisons are not meaningful.

Shipping costs, which are included in cost of sales, continue to exceed the amount we charge customers for shipping. We expect to continue to subsidize a portion of our OTC shipping costs for the foreseeable future, through free shipping on non-prescription orders of $49 or more, as a strategy to attract and retain customers.

Fulfillment and Order Processing Expense

	Fiscal Year 2004	% Change	Fiscal Year 2003	% Change	Fiscal Year 2002
	($ in thousands)
Fulfillment and order processing expense	$39,416	36.4%	$28,888	7.5%	$26,862
Percentage of net sales	10.9%		11.8%		13.9%

Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid for prescriptions ordered through the drugstore.com website and picked up at a Rite Aid store, bad debt expenses, credit card processing fees and payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities). These expenses also include rent and depreciation related to equipment and fixtures in our distribution center and call center facilities.

Fulfillment and order processing expenses for 2004 were comprised of $27.4 million of variable costs and $12.0 million of fixed costs. Variable fulfillment and order processing expenses increased by 49.7% in 2004, from $18.3 million in 2003, primarily due to a 43.1% increase in order volume, as well as increased per-order labor fulfillment costs in our OTC segment and increased per-order customer care costs in our mail-order pharmacy segment, and the addition of our vision segment in December 2003. Variable fulfillment and order processing expenses increased by 8.9% in 2003, from $16.8 million in 2002, due to a 16.6% increase in order volume, partially offset by lower per-order labor fulfillment and customer care costs. Fixed fulfillment and order processing expenses increased by 13.2% in 2004, from $10.6 million in 2003, as a result of the addition of fixed costs related to distribution activities in our vision segment. Fixed fulfillment and order processing expenses increased by 5.0% in 2003, from $10.1 million in 2002. Despite the absolute dollar increases in 2004 and 2003, compared to the prior year, fixed fulfillment and order processing expenses as a percentage of net sales declined in each year as greater volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expense

	Fiscal Year 2004	% Change	Fiscal Year 2003	% Change	Fiscal Year 2002
	($ in thousands)
Marketing and sales expense	$24,567	40.5%	$17,482	(28.3%)	$24,384
Percentage of net sales	6.8%		7.1%		12.6%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts, including the expense associated with a marketing agreement with Amazon.com that was terminated in September 2003. We recognized $0 in 2004, $1.1 million in 2003 and $9.1 million in 2002 in marketing and sales expense related to our marketing agreement with Amazon.com.

Marketing and sales expenses increased in absolute dollars in 2004, compared to 2003, but declined as a percentage of net sales to an all-time low of 6.8% in 2004. The increase in absolute dollars in 2004, compared to 2003, was primarily due to the integration of the marketing activities of Vision Direct and the testing of various new promotional programs associated with the new vision business. In addition, marketing and sales expense include CNS-related royalties of $2.2 million in 2004 and $1.4 million in 2003. The reduction in our marketing and sales expense as a percentage of net sales in 2004 is reflective of our growing trailing 12-month customer base and growth in our annual revenue per active customer. In addition, the reduction reflects growth in our mail-order pharmacy segment, which primarily resulted from our relationships with PBMs and third-party benefits companies, rather than direct-to-consumer marketing efforts, and the addition of our wholesale OTC business, under which we do not incur significant marketing costs. Marketing and sales expenses decreased both in absolute dollars and a percentage of net sales in 2003, compared to 2002, as a result of replacing higher-cost legacy portal contracts with lower-cost pay-for-performance contracts in more economical channels, such as search engines.

Technology and Content Expense

	Fiscal Year 2004	% Change	Fiscal Year 2003	% Change	Fiscal Year 2002
	($ in thousands)
Technology and content expense	$9,483	14.5%	$8,283	(30.2%)	$11,868
Percentage of net sales	2.6%		3.4%		6.1%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making routine upgrades and enhancements to our websites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and our websites’ content and design expenses.

Technology and content expenses in 2004 increased in absolute dollars but declined as a percentage of net sales, compared to 2003. The dollar increase was primarily due to an $800,000 increase in depreciation expense and a $400,000 increase in salaries and wage expense. In addition, in 2004 we capitalized $1.9 million of labor costs related to internally developed software projects, an increase of $1.4 million from 2003. Technology and content expenses in 2003 decreased both in absolute dollars and as a percentage of net sales, compared to 2002, as a result of reductions in headcount and related expenses, a continued decrease in the use of consultants and contract workers, a reduction in depreciation expense on web servers and other equipment, and the capitalization of website development costs.

General and Administrative Expense

	Fiscal Year 2004	% Change	Fiscal Year 2003	% Change	Fiscal Year 2002
	($ in thousands)
General and administrative expense	$16,200	45.8%	$11,111	1.5%	$10,944
Percentage of net sales	4.5%		4.5%		5.6%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel expenses and other general corporate expenses.

General and administrative expenses in 2004 increased in absolute dollars but remained unchanged as a percentage of net sales, compared to 2003. The $5.1 million increase in 2004 was primarily due to increased legal and accounting fees, including expenses related to the implementation of the requirements associated with the Sarbanes-Oxley Act of 2002, transition costs associated with operating our vision business, $800,000 of recruitment and transition expenses related to the hiring of our new chief executive officer and an expense of $492,000 related to a non-cash litigation settlement with Arlington Contact Lens Service, Inc. General and administrative expenses remained flat as a percentage of net sales in 2004, compared to 2003, as a result of our fixed corporate infrastructure costs being spread over more net sales. General and administrative expenses remained relatively flat both in absolute dollars but decreased as percentage of net sales in 2003, compared to 2002, as a result of our fixed corporate infrastructure costs being spread over more net sales.

Amortization of Intangible Assets

	Fiscal Year 2004	% Change	Fiscal Year 2003	% Change	Fiscal Year 2002
	($ in thousands)
Amortization of intangible assets	$3,952	129.1%	$1,725	(39.5%)	$2,852
Percentage of net sales	1.1%		0.7%		1.5%

Amortization of intangible assets includes the amortization expense associated with the following:

•	Assets acquired in connection with our acquisitions of CNS, Acumins, Inc. and Vision Direct in 2003;

•	Assets acquired in connection with our agreements with Rite Aid and GNC, including access to insurance coverage and our agreement with Rite Aid;

•	Assets acquired in connection with the purchase of Beauty.com, Inc. in 2000, including domain names; and

•	Other intangible assets, including a technology license agreement, domain names and trademarks.

During fiscal year 2004, certain definite-lived intangible assets related to Vision Direct were written down by $1.9 million to reduce their carrying values to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which consequently will reduce future amortization expense.

Stock-based Compensation

	Fiscal Year 2004	% Change	Fiscal Year 2003	% Change	Fiscal Year 2002
	($ in thousands)
Stock-based compensation	$1,238	(38.5%)	$2,014	18.2%	$1,704
Percentage of net sales	0.3%		0.8%		0.9%

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

Stock-based compensation included $0.4 million in 2004, $1.3 million in 2003 and $0.1 million in 2002 resulting from modification of certain stock options for terminated employees.

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), Share-Based Payment, or FAS 123R. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant. FAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Our adoption of FAS 123R’s fair value method, which will occur effective for the third quarter of 2005, will have a significant impact on our results of operations, although it will have no impact on our overall financial position. See Recent Accounting Pronouncements below.

Impairment of Goodwill and Other Intangible Assets

	Fiscal Year 2004	% Change	Fiscal Year 2003	% Change	Fiscal Year 2002
	($ in thousands)
Impairment of goodwill and other intangible assets	$27,460	N/A	—	N/A	$2,450
Percentage of net sales	7.6%		—		1.3%

As part of our quarterly review of financial results for the third quarter of 2004, we noted indicators that the carrying value of goodwill and other intangible assets related to the acquisition of Vision Direct might not be recoverable, which resulted in an impairment review. We performed the impairment review because of lower-than-expected sales growth partially attributable to challenges we faced in complying with the contact lens prescription access and verification requirements of the U.S. Fairness to Contact Lens Consumers Act, which was enacted in February 2004, and the related regulations of the Federal Trade Commission, or FTC, implemented in August 2004, and an increasingly competitive contact lens marketplace. As a result, we evaluated the recoverability of goodwill and other intangible assets in accordance with SFAS 142 and SFAS 144.

In accordance with SFAS 144, we reviewed the carrying values of our amortized long-lived assets, including definite-lived intangible assets. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

In accordance with SFAS 142, we evaluated our goodwill and indefinite-lived intangible assets by performing an impairment analysis. Under the first step of the goodwill impairment analysis, we determined the fair value of the vision segment using a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Based on the first step analysis, we determined that the carrying amount of our vision segment was in excess of its fair value. Therefore, we were required to perform the second-step analysis on the vision segment to determine the amount of the impairment loss. We had not completed the second step analysis by the filing date of our quarterly report on Form 10-Q for the third quarter of 2004 because of the complexities involved in determining the implied fair value of the goodwill of the vision segment, but we had determined that an impairment loss was probable and could be reasonably estimated at that time.

As a result of our analysis under SFAS 142 and 144, we recorded for the third quarter of 2004 impairment charges of $23.2 million and $3.3 million to reduce the carrying values of goodwill and other intangible assets, respectively. During the fourth quarter of 2004, we finalized our impairment review and reduced our impairment charge related to goodwill by $0.4 million and increased our impairment charge related to other definite-lived intangible assets by $1.4 million, resulting in a final impairment charge for 2004 of $22.8 million to goodwill and $4.7 million to other intangible assets ($2.8 million to indefinite-lived and $1.9 million to definite-lived).

No impairment or restructuring charges were incurred in 2003. The impairment charge in 2002 related to the write-off of prepaid cable television advertising rights.

Interest Income and Expense

	Fiscal Year 2004	% Change	Fiscal Year 2003	% Change	Fiscal Year 2002
	($ in thousands)
Interest income, net	$360	(42.1%)	$622	(52.7%)	$1,314

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Net interest income decreased during both 2004 and 2003, compared to the prior year, as a result of our decreasing cash, cash equivalents and marketable securities balances.

Cumulative Effect of Changes in Accounting Principles

	Fiscal Year 2004	% Change	Fiscal Year 2003	% Change	Fiscal Year 2002
	($ in thousands)
Cumulative effect of changes in accounting principles	—	—	—	—	$(8,905)

On December 31, 2001 (the beginning of our fiscal year 2002), we adopted SFAS 142. Based on the analysis required pursuant to SFAS 142, we determined impairment of goodwill recorded in association with our acquisition of Beauty.com and recorded an $8.9 million impairment charge as a cumulative effect of change in accounting principle in the first quarter of 2002.

Income Taxes

	Fiscal Year 2004	% Change	Fiscal Year 2003	% Change	Fiscal Year 2002
	($ in thousands)
Income tax benefit	$980	—	—	—	—

In 2004, we recorded an income tax benefit that resulted from the impairment of certain indefinite-lived intangible assets and related reduction in deferred tax liabilities that were recorded in connection with our acquisition of Vision Direct. In 2003 and 2002, there was no provision or benefit for income taxes due to our ongoing operating losses.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or EITF 03-01, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the effectiveness of the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective and have been adopted for our fiscal year 2004. We believe the accounting provisions of EITF 03-01 will not have a material effect on our financial statements.

On December 16, 2004, the FASB issued FAS 123R, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123. FAS 123R supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and amends SFAS No. 95, Statement of Cash Flows. FAS 123R applies to all stock-based compensation transactions in which a company acquires services by (a) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans, or (b) incurring liabilities that are based on the company’s stock price. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in a company’s financial statements based on their fair values at the date of grant. FAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005, and we will adopt it effective for the third quarter of 2005. FAS 123R permits public companies to adopt its requirements using either the modified-prospective method or the modified-retrospective method. We are currently evaluating these methods and have not yet determined which method we will adopt.

As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method under APB 25. As a result, we recognize no compensation expense for employee stock options, except for options granted with an exercise price lower than the market price on the date of grant. The adoption of FAS 123R’s fair value method will require us to recognize compensation expense for employee stock options and other share-based payments to employees, based on their fair market value on the date of grant. This will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The magnitude of the impact of adopting FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of adjusted net loss and loss per share included in the section entitled “Stock-Based Compensation” in Note 1 of our consolidated financial statements included in Part IV, Item 15 of this annual report. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after the adoption. We cannot estimate what the impact on our statement of cash flows will be in the future because it depends on, among other things, when employees exercise stock options. To date, however, we have not recognized any operating cash flows for such excess tax deductions.

Liquidity and Capital Resources

We have incurred net losses of $716.4 million since inception. We believe that we will continue to incur net losses for at least the next year, and possibly longer. From our inception through January 2, 2005, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $385.6 million.

Discussion of Cash Flows

The following table provides information regarding our balances for the last three fiscal years:

	January 2, 2005	December 28, 2003	December 29, 2002
	(in thousands)
Cash and cash equivalents	$15,491	$7,035	$18,100
Marketable securities	18,728	36,537	43,767

Total	$34,219	$43,572	$61,867

Net cash used in operating activities was $10.7 million in 2004, $3.8 million in 2003 and $15.6 million in 2002. Net cash used in operating activities in each year primarily reflects net losses and changes in operating assets and liabilities, partially offset by non-cash expenses. Net cash used in operating activities increased in 2004, compared to 2003, primarily as a result of increased uses of other working capital and increased investments in inventory. Net cash used in operating activities decreased in 2003 primarily as a result of a declining operating loss.

Net cash provided by (used in) investing activities was $13.2 million in 2004, ($7.8 million) in 2003 and $11.6 million in 2002. Net cash provided by investing activities in 2004 was primarily attributable to the net proceeds from the sale and maturities of marketable securities, less purchases of marketable securities, partially offset by the acquisition of fixed assets. Net cash used in investing activities in 2003 was primarily attributable to acquisitions of Vision Direct and CNS and the acquisition of fixed assets. Net cash provided by investing activities in 2002 was primarily attributable to the net proceeds from the sale and maturities of marketable securities, less purchases of marketable securities, partially offset by the acquisition of fixed assets.

Net cash provided by (used in) financing activities was $6.0 million in 2004, $0.5 million in 2003 and $(0.4 million) in 2002. Net cash provided by financing activities in 2004 resulted primarily from cash provided from exercises of employee stock options and proceeds from our asset financing agreement with a bank. Net cash provided by financing activities in 2003 resulted primarily from cash provided from exercises of employee stock options. Net cash used in financing activities in 2002 was primarily attributable to principal payments made on capital leases, partially offset by additional funds secured through our capital lease financing agreement with a bank and from cash provided by exercises of employee stock options.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, auction rate securities, corporate notes and government bonds, are considered short-term as they are available to fund current operations.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.

In December 2004, we secured additional funding from Silicon Valley Bank, or SVB, through a $2.0 million term loan for capital equipment expenditures and a revolving line of credit allowing for borrowings up to $1.0 million through June 30, 2005 and an additional $2.0 million of borrowings thereafter, based on certain conditions as defined in the agreement. The term loan accrues interest on the outstanding principal balance at a fixed rate of 5.75% and is payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. As of January 2, 2005, $2.0 million was outstanding under the term loan and there were no borrowings outstanding under the revolving line of credit. The line of credit and term loan are collateralized by our equipment, inventory, and intangible assets. The agreement contains certain financial and non-financial covenants with which we were in compliance at January 2, 2005. In 2003 and 2002, we secured funding through capital lease agreements with SVB, through which we financed certain fixtures and equipment for a period of two to three years in the amount of $615,000 in 2003 and $675,000 in 2002. The agreements contain certain financial and non-financial covenants with which we were in compliance at January 2, 2005.

On March 2, 2005, we issued 10 million shares of our common stock in a private placement, for an aggregate cash consideration of $26.0 million.

As of January 2, 2005, our principal commitments consisted of obligations outstanding under capital and operating leases, our term loan, and our agreement with WellPoint Health Networks, Inc., as follows (in thousands):

	Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	($ in thousands)
Capital leases(1)	$1,031	$629	$370	$32	$—
Term loan(2)	2,357	720	1,571	65	—
Operating leases(3)	19,405	2,647	5,256	5,060	6,442
Marketing agreement(4)	225	225	—	—	—

	$23,018	$4,221	$7,197	$5,157	$6,442

(1)	Capital lease obligations consist primarily of technology and operations assets.
(2)	Term loan includes our debt obligation with SVB.

(3)	Operating lease obligations consist of office building, distribution center and call center leases.
(4)	Represents total cash payments due to WellPoint.

We do not have any future material noncancelable commitments to purchase goods or services.

In addition, we have issued two standby letters of credit, in an aggregate amount of approximately $1.1 million, which were required as security deposits in connection with our new corporate headquarters (see Note 8 to our consolidated financial statements included in Part IV, Item 15 of this annual report). To date no portion of either letter of credit has been utilized, and we do not anticipate that either letter of credit will be drawn upon by our new landlord.

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and the section entitled “Additional Factors That May Affect Our Business and Future Results” in Part I, Item 1 of this annual report.

We anticipate that our capital expenditure requirements for 2005 will be $5.0 million to $10.0 million for various hardware and software additions in technology and additions and upgrades to our distribution centers.

We believe that our sources of cash will be sufficient to fund our operations and anticipated capital expenditures until we begin generating positive operating cash flow. However, we may need to raise additional funds for strategic flexibility or if, for example, we pursue business or technology acquisitions. We have in the past and will continue to assess opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Management Outlook

For the first quarter of fiscal year 2005, we are targeting net sales in the range of $86.5 million to $93.5 million. We anticipate a net loss for the first quarter in the range of $7.5 million to $9.5 million. For fiscal year 2005, we are targeting net sales in the range of $400 million to $420 million, with expected OTC net sales growth of 20% to 30%, and mail-order pharmacy net sales growth of 15% to 23%. We expect lesser growth rates from our vision and local pick-up pharmacy segments, with net sales growth of 5% to 16% anticipated for vision and relatively flat net sales anticipated for local pick-up pharmacy. We anticipate a net loss for the year in the range of $19.0 million to $24.0 million.

The net loss ranges provided do not reflect the impact of implementing FAS 123R, which will be effective July 1, 2005. During the year we will update our guidance as necessary to reflect the impact of adopting FAS 123R, which we will adopt effective for the third quarter of 2005.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents, marketable securities, accounts receivable, accounts payable, term loan and capital lease obligations. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments is not material to us.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are filed under Part IV, Item 15(a)(1) of this annual report. The financial statement schedule required under Regulation S-X is filed under Part IV, Item 15 (a)(2) of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 2, 2005. Based on the evaluation, our chief executive officer and chief financial officer have concluded that, as of January 2, 2005, our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Securities Exchange Act of 1934, as amended). Management evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its evaluation, management concluded that, as of January 2, 2005, our system of internal control over financial reporting was effective. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting, a copy of which is included in this annual report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

drugstore.com, inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that drugstore.com, inc. maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). drugstore.com, inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that drugstore.com, inc. maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, drugstore.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of drugstore.com, inc. as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2005 of drugstore.com, inc. and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Seattle, Washington

March 16, 2005

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within drugstore.com have been detected.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information regarding our executive officers required by Part III, Item 10 is set forth in the section entitled “Business—Executive Officers and Directors” in Part I, Item 1 of this annual report. Information regarding our directors required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Proposal No. 1—Election of Directors” in our proxy statement for our annual meeting of stockholders to be held on June 8, 2005, or the 2005 Proxy Statement. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Section 16 Beneficial Ownership Reporting Requirements” in the 2005 Proxy Statement.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics, or Code, applicable to all directors, officers and employees of drugstore.com, including our CEO, CFO and controller. You may obtain a copy of the Code, without charge, upon written request to Investor Relations, drugstore.com, inc., 411 108th Avenue NE, Suite 1400, Bellevue, Washington 98004, or by calling (425) 372-3200.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation required by Part III, Item 11 is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the 2005 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by Part III, Item 12 is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement. Information regarding our equity compensation plans required by Part III, Item 12 is incorporated into this annual report by reference to the section entitled “Equity Compensation Plan Information” in the 2005 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions required by Part III, Item 13 is incorporated into this annual report by reference to the section entitled “Certain Relationships and Related Transactions” in the 2005 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services required by Part III, Item 14 is incorporated into this annual report by reference to the section entitled “Independent Public Accountants” in the 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this annual report on Form 10-K:

1.  Index to Consolidated Financial Statements:

2.  Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	92

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

2.2

Settlement Letter Agreement dated as of October 25, 2004 by and between Brian Usher-Jones, as Sellers’ Representative, and drugstore.com, inc. (incorporated by reference to Exhibit 2.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (SEC File No. 000-26137)).

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

4.1*	Warrant issued to Highbridge International LLC on December 8, 2003, upon the cancellation of the warrant issued to Tel-Drug, Inc. on June 26, 2000.

4.2*	Warrant issued to Heidrick & Struggles, Inc. on February 14, 2005.

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

Exhibit No.	Exhibit Description
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

10.5

Third Addendum dated January 24, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.38 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.6

Fourth Addendum dated September 29, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.7 to drugstore.com, inc.’s Registration Statement on Form S-3/A filed October 2, 2000 (Registration No. 333-45266)).

10.7

Fifth Amended and Restated Voting Agreement dated December 23, 1999, among drugstore.com, inc. and certain founders and investors (incorporated by reference to Exhibit 10.20 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.8

1998 Stock Plan, as amended June 21, 2000 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000) (SEC File No. 000-26137)).

10.9

1999 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.10

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

10.12

Governance Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid Corporation (incorporated by reference to Exhibit 10.29 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.13

Governance Agreement dated June 17, 1999, among drugstore.com, inc., General Nutrition Corporation and General Nutrition Investment Company (incorporated by reference to Exhibit 10.30 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.14

Pharmacy Supply and Services Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid Corporation (incorporated by reference to Exhibit 10.31 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.15

Amended and Restated Technology License and Advertising Agreement dated August 10, 1998, among drugstore.com, inc., Amazon.com and Amazon.com D, Inc. (incorporated by reference to Exhibit 10.14 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 26, 1999 (Registration No. 333-78813)).

10.16

Registration Rights Agreement dated as of December 8, 2003 by and among drugstore.com, inc. and the other signatories thereto (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 23, 2003 (SEC File No. 000-26137)).

10.17

Lease Agreement dated August 30, 1999, between DS Distribution, Inc. and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999 (SEC File No. 000-26137)).

10.18

Amendment No. 1 to Lease Agreement dated December 10, 2003, between DS Distribution, Inc. and Liberty Vendor I, L.P (as successor in interest to the Northwestern Mutual Life Insurance Company) (incorporated by reference to Exhibit 10.23 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.19

Standard Industrial Lease—Multi-Tenant dated May 2, 2003 between Sam-Cher Holdings, Inc. and International Vision Direct, Inc. (incorporated by reference to Exhibit 10.24 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description

10.20

Sublease effective as of June 1, 2003 between Nova Scotia Power Incorporated and International Vision Direct Ltd. (incorporated by reference to Exhibit 10.25 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.21

Office Lease dated May 1, 2003 between BTC Properties II Ltd. and International Vision Direct Ltd. (incorporated by reference to Exhibit 10.23 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.22

Office Lease Agreement dated August 16, 2004, between EOP-Northwest Properties, L.L.C. and drugstore.com, inc. (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (SEC File No. 000-26137)).

10.23

Sub-Sublease Agreement dated August 16, 2004 and effective as of May 1, 2004, between EOP-Northwest Properties, L.L.C. and drugstore.com, inc. (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (SEC File No. 000-26137)).

10.24

Amended and Restated Separation Agreement dated September 17, 2004, between Kal Raman and drugstore.com, inc. (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed September 17, 2004 (SEC File No. 000-26137)).

10.25

Settlement Agreement & Mutual Release dated October 7, 2004, between Arlington Contact Lens Service, Inc. and drugstore.com, inc. (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed October 13, 2004 (SEC File No. 000-26137)).

10.26

Offer letter of Ian Mummery dated December 8, 2003 (incorporated by reference to Exhibit 10.27 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.27

Offer letter of Louise Mummery dated December 8, 2003 (incorporated by reference to Exhibit 10.28 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.28

Offer Letter of Robert Barton dated June 14, 2004 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (SEC File No. 000-26137)).

10.29	Offer letter of Dawn Lepore, dated September 21, 2004 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K/A filed November 3, 2004 (SEC File No. 000-26137)).

10.30	Offer Letter of Kathy Gersch dated November 14, 2004 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 3, 2004 (SEC File No. 000-26137)).

10.31

Compensation policy applicable to executive officers of drugstore.com, inc. adopted by the Compensation Committee of the Board of Directors on February 15, 2005 (incorporated by reference to Item 1.10 of drugstore.com, inc.’s Current Report on Form 8-K filed February 17, 2004 (SEC File No. 000-26137)).

10.32*	Stock Purchase Agreement dated as of March 1, 2005 by and between drugstore.com, inc. and Ziff Asset Management, L.P.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert A. Barton, Chief Financial Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert A. Barton, Chief Financial Officer of drugstore.com, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

drugstore.com, inc.

We have audited the accompanying consolidated balance sheets of drugstore.com, inc. as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of drugstore.com, inc. at January 2, 2005 and December 28, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of drugstore.com, inc.’s internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Seattle, Washington

March 16, 2005

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 2, 2005	December 28, 2003
Assets
Current assets:
Cash and cash equivalents	$15,491	$7,035
Marketable securities	18,728	36,537
Accounts receivable, net of allowances	35,344	26,227
Inventories	19,287	13,647
Prepaid marketing expenses	2,290	2,291
Other current assets	3,027	1,900

Total current assets	94,167	87,637

Fixed assets, net	13,626	14,280
Other intangible assets, net	10,399	19,011
Goodwill, net	32,202	53,077
Prepaid marketing expenses and other	8,117	10,407

Total assets	$158,511	$184,412

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$57,510	$46,964
Accrued compensation	3,559	2,932
Accrued marketing expenses	2,567	1,870
Other current liabilities	3,837	3,043
Current portion of long term debt obligations	1,158	785

Total current liabilities	68,631	55,594

Deferred income taxes	945	—
Long term debt obligations, less current portion	1,807	600
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 81,440,927 and 77,361,026 shares issued and outstanding	807,142	797,534
Deferred stock-based compensation	(3,598)	(635)
Accumulated deficit	(716,416)	(668,681)

Total stockholders’ equity	87,128	128,218

Total liabilities and stockholders’ equity	$158,511	$184,412

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net sales	$360,099	$245,733	$193,908
Costs and expenses:
Cost of sales	286,858	195,501	155,587
Fulfillment and order processing	39,416	28,888	26,862
Marketing and sales	24,567	17,482	24,384
Technology and content	9,483	8,283	11,868
General and administrative	16,200	11,111	10,944
Amortization of intangible assets	3,952	1,725	2,852
Stock-based compensation (1)	1,238	2,014	1,704
Impairment of goodwill and other intangible assets	27,460	—	2,450

Total costs and expenses	409,174	265,004	236,651

Operating loss	(49,075)	(19,271)	(42,743)
Interest income, net	360	622	1,314

Loss before income taxes and cumulative effect of changes in accounting principles	(48,715)	(18,649)	(41,429)
Income tax benefit	980	—	—
Cumulative effect of changes in accounting principles	—	—	(8,905)

Net loss	(47,735)	(18,649)	(50,334)

Basic and diluted loss per share:
Loss before cumulative effect of changes in accounting	$(0.62)	$(0.27)	$(0.61)
Cumulative effect of changes in accounting principles	—	—	(0.13)

Basic and diluted loss per share	$(0.62)	$(0.27)	$(0.74)

Weighted average shares outstanding used to compute basic and diluted loss per share	76,650,915	69,148,872	67,762,667

(1)	Set forth below are the amounts of stock-based compensation that, if recorded by operating function, would be classified in the Consolidated Statements of Operations as follows:

Fulfillment and order processing	$188	$117	$396
Marketing and sales	62	889	288
Technology and content	134	254	562
General and administrative	854	754	458

Total	$1,238	$2,014	$1,704

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at December 30, 2001	66,731,818	$742,949	$(1,400)	$(599,698)	$141,851

Exercise of stock options	1,341,984	625	—	—	625
Employee stock purchase plan	61,119	94	—	—	94
Issuance of common stock to settle fair market value guarantee	252,406	—	—	—	—
Deferred stock-based compensation	—	808	(808)	—	—
Modification of stock option grants	—	144	—	—	144
Amortization of stock-based compensation	—	—	1,560	—	1,560
Net loss and comprehensive loss	—	—	—	(50,334)	(50,334)

Balance at December 29, 2002	68,387,327	744,620	(648)	(650,032)	93,940

Exercise of stock options	1,319,142	2,006	—	—	2,006
Employee stock purchase plan	55,924	110	—	—	110
Issuance of common stock to acquire a license from NCR	77,439	301	—	—	301
Issuance of common stock for the acquisition of Custom Nutrition Services	635,593	2,526	—	—	2,526
Return of shares from escrow related to the CNS acquisition	(45,000)	(223)	—	—	(223)
Issuance of common stock for the acquisition of Acumins, Inc.	100,000	496	—	—	496
Issuance of common stock for the acquisition of International Vision Direct Corp.	6,830,601	45,697	—	—	45,697
Deferred stock-based compensation	—	725	(725)	—	—
Modification of stock option grants	—	1,276	—	—	1,276
Amortization of stock-based compensation	—	—	738	—	738
Net loss and comprehensive loss	—	—	—	(18,649)	(18,649)

Balance at December 28, 2003	77,361,026	797,534	(635)	(668,681)	128,218

Exercise of stock options	3,858,402	4,618	—	—	4,618
Employee stock purchase plan	85,569	297	—	—	297
Issuance of common stock for litigation settlement	135,930	492	—	—	492
Deferred stock-based compensation	—	3,806	(3,806)	—	—
Modification of stock option grants	—	395	—	—	395
Amortization of stock-based compensation	—	—	843	—	843
Net loss and comprehensive loss	—	—	—	(47,735)	(47,735)

Balance at January 2, 2005	81,440,927	$807,142	$(3,598)	$(716,416)	$87,128

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	January 2, 2005	December 28, 2003	December 29, 2002
Operating Activities:
Net loss	$(47,735)	$(18,649)	$(50,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,872	6,430	8,638
Amortization of marketing and sales agreements	2,291	2,290	9,820
Loss on disposal of fixed assets	269	47	—
Impairment of goodwill and other intangible assets	27,460	—	2,450
Deferred income tax benefit	(980)	—	—
Amortization of intangible assets	3,952	1,725	2,852
Stock-based compensation	1,238	2,014	1,704
Litigation settlement	492	—	—
Cumulative effect of change in accounting principle	—	—	8,905
Changes in, net of amounts acquired in business acquisitions:
Accounts receivable	(9,117)	(8,579)	(6,556)
Inventories	(5,640)	(3,478)	1,671
Prepaid marketing expenses and other	—	318	(51)
Other current assets	(1,127)	622	(509)
Accounts payable, accrued expenses and other liabilities	10,333	13,460	5,768

Net cash used in operating activities	(10,692)	(3,800)	(15,642)

Investing Activities:
Purchases of marketable securities	(14,731)	(31,486)	(69,785)
Sales and maturities of marketable securities	32,540	38,716	82,465
Purchase of fixed assets	(4,620)	(2,720)	(1,048)
Business acquisitions, net of cash received	—	(12,311)	—

Net cash provided by (used in) investing activities	13,189	(7,801)	11,632

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	4,915	2,116	719
Proceeds from term loan and asset financings	2,000	615	675
Principal payments on capital lease obligations	(956)	(2,195)	(1,752)

Net cash provided by (used in) financing activities	5,959	536	(358)

Net increase (decrease) in cash and cash equivalents	8,456	(11,065)	(4,368)
Cash and cash equivalents at beginning of period	7,035	18,100	22,468

Cash and cash equivalents at end of period	$15,491	$7,035	$18,100

Supplemental Cash Flow Information:
Cash paid for interest	$91	$110	$142
Equipment acquired in capital lease agreements	536	—	—
Non-cash leasehold improvements provided by landlord	2,331	—	—
Issuance of equity and debt instruments in exchange for prepaid marketing, intangible assets, software and a vendor agreement	—	301	—
Issuance of common stock in connection with business acquisitions	—	48,496	—

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy solutions. We sell health, beauty, wellness, personal care, sexual well-being, and pharmacy products through our website at www.drugstore.com and prestige beauty products through our website located at www.beauty.com, which is also accessible through the drugstore.com website. We offer customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS), through websites located at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com and www.pritikin@home.com. We sell contact lenses and other vision products through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries (collectively, Vision Direct), through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. Our customers are located primarily in the Unites States of America and Canada, but our products are available to consumers worldwide.

All customer orders are processed through our web sites or via telephone through our toll-free telephone numbers, 1-800-DRUGSTORE and 1-800-VISIONDIRECT. We operate two distribution centers, one approximately 290,000 square foot facility that provides fulfillment capabilities for all of our pharmaceutical and non-pharmaceutical orders delivered by mail, and another approximately 17,000 square foot facility that fulfills our vision orders delivered by mail. Under the terms of an agreement with Rite Aid Corporation (Rite Aid), customers are also able to order existing drugstore.com and Rite Aid refill prescriptions for pickup at any Rite Aid store.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include those of drugstore.com, inc. and our subsidiaries. All material intercompany transactions and balances have been eliminated.

We operate using a 52/53-week retail calendar year with each of the fiscal quarters representing a 13-week period, with exception of the fourth quarter of 2004, which was a 14-week period. Fiscal year 2004 was a 53-week year and each of fiscal years 2003 and 2002 was a 52-week year.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents include money market funds and commercial paper. Cash held as collateral is included in other current assets based on the expected release of the underlying obligation.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The evaluation includes our view that our investments in debt securities are available to support current operations. At January 2, 2005 and December 28, 2003,

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

marketable securities, which are considered available-for-sale, consisted primarily of commercial paper, auction rate securities, corporate notes and government bonds. Marketable securities are carried at fair value and are considered short-term as they are available to fund current operations. Net unrealized holding losses were $67,000 at January 2, 2005 and $191,000 at December 28, 2003. Cost of securities sold is determined using the specific identification method.

We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge to interest income (expense). No such charges have been recorded in fiscal years 2004, 2003 and 2002.

Financial Instruments

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, term loan and capital lease obligations. Due to their short maturities, the fair value of all financial instruments approximates the carrying amount based on the current rate offered for similar instruments.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of our holdings of cash and marketable securities. Our credit risk is managed by investing our cash and marketable securities in high-quality money market instruments and securities of the U.S. government agencies, and high-quality corporate issuers. Our credit risk is managed through monitoring the stability of the United States-based financial institutions we utilize and the diversification of our financial resources by limiting the investment in any one issuer of not more than 10% of the total portfolio at the time of purchase, except for investments in U.S. Treasuries and Agencies and Investment Advisor’s money market funds.

Sales billed to third-party insurance companies and pharmacy benefit managers (PBMs) through our relationship with Rite Aid currently represent 95% of our local pick-up pharmacy sales and 5% of our mail-order pharmacy sales, and represent a concentration of credit risk.

Accounts Receivable

Accounts receivable consists primarily of the net amounts to be collected from third parties, including reimbursements from insurance companies, PBMs and managed care organizations, OTC fulfillment fees and product revenue from Amazon.com, Inc. and its subsidiaries (Amazon.com), vendor volume purchase and rebate allowances, and amounts collectible related to credit card purchases. Under the terms of our agreement with Rite Aid, Rite Aid collects co-payment and insurance reimbursement payments on our behalf. As of January 2, 2005 and December 28, 2003, accounts receivable included $29.2 million and $22.8 million, respectively, of amounts being collected by Rite Aid on our behalf. Accounts receivable is recorded net of allowances for doubtful accounts, which were $98,000 as of January 2, 2005 and $45,000 as of December 28, 2003. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time receivables are past due, previous loss history, and the customer’s ability to pay its obligation. We write-off accounts receivable when they become uncollectible, and payments subsequently received are credited to the allowance for doubtful accounts.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories consist of finished goods and are stated at the lower of cost (using the weighted average cost method) or the current estimated market value and are offset by reserves for shrinkage, slow moving, damaged and expired inventory. We currently purchase our non-pharmaceutical inventory directly from manufacturers and distributors. Through our agreement with Rite Aid, we are required to purchase all pharmaceutical inventory through Rite Aid unless we are able to obtain better overall terms from another vendor.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization, which includes the depreciation of assets recorded under capital leases. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the related assets, which range from two to ten years. Fixed assets purchased under capital leases and leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

Included in fixed assets is the cost of internal-use software and website development, including software used to upgrade and enhance our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, generally three years. Capitalized labor costs totaled $1.9 million during the year ended January 2, 2005 and $0.5 million during the year ended December 28, 2003.

In connection with our new lease (see Note 8), we received landlord-provided incentives of $2.3 million in the form of tenant improvements, which have been recorded as additions to fixed assets and deferred rental obligations and will be amortized over the term of the lease.

Other Intangible Assets

Other intangible assets consist of assets acquired in connection with agreements between drugstore.com and Rite Aid, General Nutrition Companies, Inc. (GNC), and Amazon.com. We also acquired certain other intangible assets in connection with the purchase of Beauty.com, Inc., CNS, and Vision Direct, including trade names, domain names, and customer lists. All definite-lived intangible assets are being amortized over their expected useful lives, which range from two to ten years. During 2004, we recorded an impairment loss of $4.7 million on other intangible assets related to our vision segment, which consisted of $2.8 million for indefinite-lived assets and $1.9 million for definite-lived assets. See Note 5.

Goodwill

We test for impairment of goodwill during the fourth quarter or whenever indicators of impairment occur. The first phase of the test screens for impairment, while the second phase of the test (if necessary) measures for impairment. The first phase is performed by comparing the implied fair value of the applicable reporting unit to its carrying value. Fair value is determined using either a discounted cash flow methodology or methodology based on comparable market prices. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), we determined an impairment of goodwill recorded in association with the acquisition of Beauty.com and recorded an $8.9 million impairment charge as a cumulative effect of change in accounting principle in 2002.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During our quarterly review of financial results in the third quarter of 2004, we performed the first phase of our impairment analysis of the goodwill related to our Vision Direct business. We determined that an impairment loss was probable and could be reasonably estimated at that time. As a result, we recorded an impairment charge of $23.2 million to reduce the carrying value of the goodwill related to our Vision Direct business to its fair value. In the fourth quarter of 2004, we finalized the second phase of the impairment test and reduced our impairment charge on the goodwill to $22.8 million for the year ended January 2, 2005. See Note 6.

During the fourth quarter of fiscal years 2004, 2003, and 2002, we completed our annual goodwill impairment review and determined that the fair value of each of our remaining reporting units was greater than the carrying value and, accordingly, recorded no other impairment charges.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying values of our amortized long-lived assets, including definite-lived intangible assets, whenever an indicator of impairment exists. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. Any resulting impairment charge would be measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

We review our indefinite-lived intangible assets, other than goodwill, for impairment when an indicator of impairment occurs and on an annual basis. We compare the carrying value of the asset to its estimated fair value and record an impairment charge when the carrying value of the asset exceeds the estimated fair value.

During 2002, we determined that it was not economically feasible for us to utilize available prepaid cable television advertising rights that were previously received and recorded in connection with a private equity placement. As a result, we performed an impairment analysis and determined that impairment existed, with the fair market value of these assets determined based on the present value of estimated expected future cash flows. Consequently, we determined that $2.5 million of prepaid advertising rights were impaired, and wrote them off.

Net Sales

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

Revenues from sales of mail-order pharmacy, over-the-counter (OTC) and vision products delivered to customers (net of promotional discounts, cancellations, rebates and returns allowances) are recorded when the products are shipped and title passes to the customer. Return allowances, which reduce product sales by our estimate of expected product returns, are estimated using historical experience. Historically, product returns, and differences between our estimates and actual returns, have not been significant.

Revenues from sales of pharmaceutical products ordered online or by telephone through the drugstore.com website for pick-up at a Rite Aid store, including co-payments received and collected on our behalf by Rite Aid, are recognized when the customer picks up the product. In these circumstances, we utilize Rite Aid as our fulfillment partner. According to the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (EITF 99-19), we record revenues in our local pick-up pharmacy segment on a gross basis, because we believe we act as a principal, based on the fact that, among other things, we bear both inventory risk and credit and collection risk associated with these sales. Of our total net sales, 26% in 2004, 35% in 2003 and 35% in 2002 were in our local pick-up pharmacy segment.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For insured prescriptions in both our local pick-up pharmacy and mail-order pharmacy segments, the co-payment and the insurance reimbursement (which together make up the amount owed by the customer) constitute the full value of the prescription drug sale, and we receive this entire amount as cash. We therefore recognize the entire amount as revenue when the order is shipped to the customer (for mail order prescriptions) or picked up by the customer (for local pick-up prescriptions).

Revenues from sales of OTC products ordered through the Amazon.com website and fulfilled by drugstore.com are recognized when the products are shipped from our distribution center. According to the criteria outlined in EITF 99-19, we record fees and revenues generated by the Amazon.com agreement in our OTC segment on a gross basis, because we believe we act as a principal, based on the fact that we bear general inventory risk and credit risk associated with these sales.

Net sales also include consignment service fees earned under our agreement with GNC, under which we cannot take title to the inventory and cannot establish pricing. Consignment service fees are booked on a net basis and constitute approximately 1% of total net sales in each year presented.

Periodically, we provide incentive offers to our customers to encourage purchases. Such offers include discounts on specific current purchases, or future rebates based upon a percentage of the current purchase, as well as other offers. Discounts, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in net sales. Rebates are treated as a reduction to sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers. Historically, our redemption rates, which are adjusted quarterly, have not differed materially from our estimates.

Cost of Sales

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage and damaged, slow moving and expired inventory, as well as outbound and inbound shipping costs. Additionally, expenses related to promotional inventory included in shipments to customers are included in cost of sales. Payments that we receive from vendors in connection with volume purchase or rebate allowances are netted against cost of sales.

Fulfillment and Order Processing

Fulfillment and order processing expenses include expenses related to distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid for prescriptions ordered through the drugstore.com website and picked up at a Rite Aid store, bad debt expense, credit card processing fees and payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities). These expenses also include rent expense and depreciation related to our distribution center and call center facilities.

Marketing and Sales

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities.

Advertising costs are expensed as incurred. Costs associated with our marketing initiatives aimed at creating brand and market awareness, including public relations, advertising and trade shows, are expensed when the related services are rendered. Our marketing contracts that span a longer period of time, including Web portal

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

marketing agreements and the costs associated with our Rite Aid agreement and our prior marketing agreement with Amazon.com (which was terminated in September 2003), are amortized on a straight-line basis over the period of each contract. Advertising expense for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 was $18.9 million, $13.3 million and $21.3 million, respectively.

Technology and Content

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making routine upgrades and enhancements to our websites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and our websites’ content and design expenses.

Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software and website development, including upgrades and enhancements to our websites, which are capitalized and depreciated over their estimated useful life.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel expenses and other general corporate expenses.

Interest Income and Expense

Interest income consists of earnings on our cash, cash equivalents and marketable securities. Interest income for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, totaled $0.5 million, $0.7 million, and $1.4 million, respectively. Interest expense consists primarily of interest associated with capital lease and debt obligations. Interest expense was $0.1 million for each of the years ended January 2, 2005, December 28, 2003 and December 29, 2002.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on available-for-sale investments. Accumulated other comprehensive income (loss) has not been presented in the statement of stockholders’ equity as amounts are not deemed material.

Income Taxes

We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation

We account for our employee stock option plan and our employee stock purchase plan using the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which has been updated by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, requires companies that continue to follow APB 25 to provide disclosures of the impact of applying the fair value method of SFAS 123. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock on the date of grant. For the years ended January 2, 2005, December 28, 2003, and December 29, 2002, we recorded aggregate deferred stock-based compensation of $4.2 million, $0.8 million, and $1.1 million, respectively. The deferred stock-based compensation is being amortized over the vesting period of the underlying options using the multiple-option approach. For the years ended January 2, 2005, December 28, 2003, and December 29, 2002, we recognized stock-based compensation of $1.2 million, $2.0 million, and $1.7 million, respectively, including $0.4 million, $1.3 million, and $0.1 million, respectively, of stock-based compensation due to modifications of stock option grants. In those same periods, $0.4 million, $0.1 million, and $0.3 million, respectively, of deferred stock-based compensation was reversed to common stock due to stock option cancellations.

If the stock-based compensation for our 1998 Stock Plan and employee stock purchase plan had been determined based on the fair value method, as promulgated by SFAS 123, our net loss would have been adjusted to the following amounts for the years ended January 2, 2005, December 28, 2003, and December 29, 2002:

	Year ended January 2, 2005	Year ended December 28, 2003 (1)	Year ended December 29, 2002
	($ in thousands)
Net loss, as reported	$(47,735)	$(18,649)	$(50,334)
Add: Stock-based compensation, as reported	1,238	2,014	1,704
Deduct: Total stock-based compensation determined under fair value method for all awards	(11,396)	(11,981)	(12,115)

Net loss - SFAS 123 adjusted	$(57,893)	$(28,616)	$(60,745)

Basic and diluted net loss per share - as reported	$(0.62)	$(0.27)	$(0.74)

Basic and diluted net loss per share - SFAS 123 adjusted	$(0.76)	$(0.41)	$(0.90)

Weighted-average fair value of options granted at fair market value	$2.33	$3.84	$1.75
Weighted-average fair value of options granted below fair market value	$2.76	$2.50	$1.95

(1)	During our preparation of footnotes to the consolidated financial statements for fiscal 2004, we determined that the calculation of the pro forma stock-based compensation expense reported under FAS 123 for fiscal 2003, as reported, inadvertently did not include expense for the entire year. Accordingly, the amounts of the pro forma stock-based compensation expense reported under FAS 123 for fiscal 2003 presented in the table above has been restated, resulting in increases in the previously reported amount of $6.3 million for 2003. This restatement had no effect on our previously reported consolidated results of operations or financial condition.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option grant:

	Employee Stock Options
	Year ended January 2, 2005	Year ended December 28, 2003	Year ended December 29, 2002
Risk-free interest rate	2.8%	2.10%	3.14%
Expected life	3.6 years	3 years	3 years
Volatility	89%	113%	123%

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares that are contingently issuable pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended
	January 2, 2005	December 28, 2003	December 29, 2002
	(in thousands, except share and per share data)
Numerator:
Net loss	$(47,735)	$(18,649)	$(50,334)

Denominator:
Weighted average common shares outstanding	79,467,843	69,954,783	67,762,667
Less: weighted average common shares contingently issuable pursuant to contractual terms	(2,816,928)	(805,911)	—

Shares used in computation for basic and diluted calculation	76,650,915	69,148,872	67,762,667

Basic and diluted loss per share	$(0.62)	$(0.27)	$(0.74)

At January 2, 2005, December 28, 2003, and December 29, 2002, there were 15,418,062, 15,631,869, and 13,500,098, respectively, shares of common stock subject to stock options and 500,000 shares of common stock subject to a warrant that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment and Geographic Information

We operate in four principal business segments: OTC, mail-order pharmacy, local pick-up pharmacy, and vision. All of our operating results and identifiable assets are in the United States and Canada. See Note 13.

New Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01), which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the effectiveness of the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective and have been adopted for our fiscal year ended January 2, 2005. We believe that the accounting provisions of EITF 03-01 will not have a material effect on our financial statements.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 123R supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. FAS 123R applies to all stock-based compensation transactions in which a company acquires services by (a) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans or (b) incurring liabilities that are based on the company’s stock price. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in a company’s financial statements based on their fair values at the date of grant. FAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005, and we will adopt it effective for the third quarter of 2005. FAS 123R permits public companies to adopt its requirements using either the modified-prospective method or the modified-retrospective method. We are currently evaluating these methods and have not yet determined which method we will adopt.

As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method under APB 25. As a result, we recognize no compensation expense for employee stock options, except for options granted with an exercise price lower than the market price on the date of grant. The adoption of SFAS 123R’s fair value method will require us to recognize compensation expense for employee stock options and other share-based payments to employees, based on their fair market value on the date of grant. This will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The magnitude of the impact of adopting SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of adjusted net loss and loss per share set forth in the section above entitled Stock-Based Compensation. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after the adoption. We cannot estimate what the impact on our cash flow statements will be in the future because it depends on, among other things, when employees exercise stock options. To date, however, we have not recognized any operating cash flows for such excess tax deductions.

Reclassifications

Certain amounts, including cash, marketable securities, accounts receivable, and other assets, have been reclassified in 2003 and 2002 to conform to the current year presentation. Reclassifications to the 2003 balance sheet were made to increase cash and cash equivalents by $1.8 million, with a corresponding decrease in

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

marketable securities, as a result of reclassifications of auction rate securities and other marketable securities to cash and cash equivalents. Reclassifications to the 2003 cash flow statement were made to increase accounts receivable by $1.3 million, with a corresponding decrease in other current assets, to include receivables from Amazon.com and vendor volume purchase and rebate allowances in accounts receivable. Reclassifications to the 2003 cash flow statement also included a decrease of purchases of marketable securities totaling $20.0 million and a decrease to sales of marketable securities of $17.0 million, resulting in a net decrease to cash used in investing activities of $3.0 million. Reclassifications to the 2002 cash flow statement include an increase to purchases of marketable securities of $20.2 million and an increase to sales of marketable securities of $9.8 million, resulting in a net decrease to cash provided by investing activities of $10.4 million. Reclassifications were made to reflect only the sale and purchase activity related to marketable securities, and excluded activity related to cash equivalents as previously presented, and as a result of the reclassification between cash and marketable securities described above. Reclassifications to the 2002 cash flow statement also included a decrease of $1.3 million in cash and cash equivalents, with a corresponding increase in marketable securities, resulting from reclassifications of auction rate securities and other marketable securities to cash and cash equivalents. The reclassifications had no impact on our results of operations or financial position.

2. Business Acquisitions and Strategic Agreements

Acquisition of International Vision Direct Corp.

On December 8, 2003, we acquired Vision Direct, a privately held Internet retailer of contact lenses. Under the terms of the acquisition agreement, we acquired Vision Direct for $56.6 million in aggregate consideration, comprised of $10.0 million in cash, 6,830,601 shares of common stock having an aggregate fair value of $45.7 million, and related transaction costs. 50% of the shares were held in escrow for the duration of a post-acquisition contingency period, and subsequently released from escrow in the fourth quarter of fiscal 2004. The primary reason for the acquisition of Vision Direct was to enhance our offering with products in the vision category.

In accordance with the requirements of SFAS No. 141, Business Combinations (SFAS 141), we accounted for this acquisition using the purchase method of accounting. Results of Vision Direct’s operations are included in our consolidated statement of operations beginning December 9, 2003. We incurred total acquisition costs related to Vision Direct of $56.6 million, which include the following (amounts in thousands):

Fair value of common stock issued	$45,697
Cash paid at closing	10,000
Other transaction costs	866

Total acquisition costs capitalized	$56,563

In connection with the acquisition, we engaged a third-party appraiser to assist management in performing a valuation of intangible assets acquired in the transaction. Based on the results of this valuation, we allocated a total of $11.3 million to intangible assets, which consisted of $5.5 million for Vision Direct’s trade name and trademarks, $3.6 million for an installed customer base, $1.0 million for non-compete agreements and $1.2 million for Vision Direct’s agreement with Vistakon, a division of Johnson & Johnson Vision Care, Inc. The identifiable intangible assets acquired in this transaction have been recorded with useful lives ranging from two to three years, except for the Vision Direct trade name that has an indefinite life. The excess of capitalizable costs over the fair values of all identifiable assets acquired amounted to $44.7 million of goodwill recorded during the year ended December 28, 2003. Factors that contributed to a purchase price that resulted in goodwill included, but were not limited to, expected synergies to be gained from multiple cross-selling opportunities, expansion into a higher order value and high-retention business, and an opportunity to enter the contact lens market with an established brand, regulatory know-how and a significant customer base. In 2004, the goodwill was increased by $1.9 million as a result of the recognition of a deferred tax liability related to indefinite-lived intangibles.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts included in other transaction costs include severance paid to Vision Direct employees to whom we did not offer continuing employment following the acquisition, legal, accounting and other professional fees and contract and lease buyouts relating to assets that will no longer be utilized for the operation of the business.

The following table presents the amounts assigned to each major asset and liability category as a result of the Vision Direct acquisition (amounts in thousands):

Current assets	$6,134
Fixed assets	978
Intangible assets	11,300
Goodwill	46,598
Liabilities	(8,447)

Net assets acquired	$56,563

Acquisition of Custom Nutrition Services

On April 28, 2003, we acquired Concept Development, LLC, conducting business under the name Custom Nutrition Services, a privately held company providing personalized nutrition services to consumers. Under the terms of the acquisition agreement, we acquired CNS for $4.3 million in aggregate consideration, comprised of $1.5 million in cash, 635,593 shares of our common stock having an aggregate fair value of $2.5 million (45,000 shares of which we later recovered from escrow) and related transaction costs. The shares were held in escrow for the duration of a contingency period that expired in December 2003. The acquisition agreement also provides for the payment by us of additional purchase consideration of up to $10.0 million, payable over three years from the date of the acquisition, based on the future attainment of specific performance targets by the CNS business. During fiscal 2004, we paid $56,000 to the sellers of the CNS business under this earn-out provision. The primary reason for the acquisition of CNS was to enhance our offering in the customized nutrition and wellness market.

In accordance with the requirements of SFAS 141, we accounted for this acquisition using the purchase method of accounting. Results of CNS’s operations are included in our consolidated statement of operations beginning April 29, 2003. We incurred total acquisition costs related to the CNS transaction of $4.3 million, which include the following (amounts in thousands):

Fair value of common stock issued	$2,526
Cash paid at closing	1,475
Adjustments to the purchase price	(223)
Other transaction costs	520

Total acquisition costs capitalized	$4,298

We engaged a third-party appraiser to assist management in performing a valuation of intangible assets acquired in the transaction. Based on the results of this valuation, we allocated a total of $3.3 million to intangible assets, which consisted of $3.2 million in contract-based intangibles and $130,000 for a technology-based intangible asset. The identifiable intangible assets have been recorded with useful lives ranging from four to five years. The excess of capitalizable costs over the fair values of all identifiable assets acquired amounted to $2.7 million of goodwill, which is deductible for tax purposes. During the quarter ended September 28, 2003, goodwill was decreased by $171,000 based primarily on the favorable settlement of CNS lease liabilities. During the quarter ended December 28, 2003, we settled certain liabilities that resulted in our recovery of 45,000 shares of our common stock from the CNS escrow, which reduced goodwill by $223,000.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amounts assigned to each major asset and liability category as a result of the CNS acquisition (amounts in thousands):

Current assets	$856
Fixed assets, website development costs and other	746
CNS contract and technology assets	3,330
Goodwill	2,710
Liabilities	(3,344)

Net assets acquired	$4,298

Acquisition of Acumins, Inc.

On August 12, 2003, we acquired all of the outstanding shares of Acumins, Inc. (Acumins) and all of its existing assets and liabilities, including a patent for diagnosis and interpretation methods and apparatus for a personal nutrition program. No other assets or liabilities of significant value resulted from the acquisition. To consummate the acquisition, we issued 100,000 shares of our common stock having an aggregate fair value of $496,000. We have accounted for this acquisition as an addition of an intangible patent, and are amortizing the patent over its useful life of ten years. The primary reason for the acquisition of Acumins was to enhance our online offerings in customized nutrition analysis and supplements, which complements our CNS acquisition.

Agreements with Rite Aid

In June 1999, we entered into a ten-year strategic relationship with Rite Aid. Through our agreements with Rite Aid, which expire in 2009, we have access to Rite Aid customers through the RiteAid.com website, which is powered by the drugstore.com website. All pharmacy orders processed through the drugstore.com website or the RiteAid.com website can either be shipped to the customer from our distribution center or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, picked up by the customer at any Rite Aid store. In addition to providing for multi-channel delivery options, Rite Aid and drugstore.com agreed to promote each other’s services both online and in other promotional materials. We also receive the benefit of many of Rite Aid’s insurance and PBM relationships, and are able to buy prescription products through Rite Aid, taking advantage of its buying power. We also sell over 400 Rite Aid private label OTC products through the drugstore.com website.

As part of this relationship, we agreed to certain exclusivity provisions that limit our ability to promote, or affiliate with, any other physical retail drugstore or to operate as a traditional physical drugstore, and Rite Aid agreed not to offer or sell products or services on the Internet other than through our website. In addition, the agreement requires us to purchase all of our pharmaceutical products through Rite Aid, unless we are able to obtain better overall terms from another vendor. The agreement also provides for the licensing by Rite Aid to us of information technology systems and the integration of the information technology and pharmacy systems of the two companies. We currently use these systems to process pharmaceutical orders through our primary distribution center.

A portion of the non-cash consideration relating to our agreements with Rite Aid has been allocated to advertising commitments and classified within prepaid marketing expenses. The assets are being amortized on a straight-line basis over their contractual life of 10 years, ending in 2009. Amortization expense of $2.3 million is included in marketing and sales expense for each of the fiscal years 2004, 2003 and 2002.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreements with GNC

We have a 10-year agreement with GNC under which we are an online provider of GNC-branded products. We have the exclusive right to sell GNC’s wellness products over the Internet until July 2005. When the exclusivity provisions of the agreement terminate, we will have the nonexclusive right to sell these products for the remaining term of the agreement, which ends in 2009. We have agreed that, as long as we have the exclusive right to distribute GNC’s products over the Internet, we will not promote any other retail health food store or operate a physical retail health food store. As part of this relationship, we created the GNC Live Well Store within the drugstore.com website, which is dedicated to selling GNC products on a consignment basis. We retain a percentage of the gross revenues that we collect from sales of GNC products and recognize only the net amount we retain as revenues. We have also agreed with GNC to co-promote each other’s products and services in both traditional and online marketing efforts, including GNC’s placement of a link to our website on the GNC website.

A portion of the non-cash consideration relating to the agreements with GNC has been allocated to vendor agreements and classified within other intangible assets. The assets are being amortized on a straight-line basis over their contractual life of 10 years.

Agreements with Amazon.com

In September 2003, we entered into an e-commerce agreement with Amazon.com. This agreement terminated our previous marketing relationship with Amazon.com, under which Amazon.com provided certain advertising and technical services in exchange for cash and shares of our common stock. Under the e-commerce agreement, we are a non-exclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. We ship the Amazon.com orders we fulfill in Amazon.com-branded boxes from our distribution facility, in exchange for a fulfillment fee and agreed-upon product price. We began shipping orders under this agreement in December 2003. The initial term of this agreement, which was amended in June 2004, ends in April 2007. The product revenue and fulfillment fees generated by our agreement with Amazon.com totaled $14.0 million in 2004. Product revenue and fulfillment fees in 2003 were insignificant.

We also have a technology license and advertising agreement with Amazon.com, under which we have the right to license substantially all of Amazon.com’s technology for use in our business and to receive certain technological and advertising support from Amazon.com, and Amazon.com has the right to license substantially all of our technology for use in its business. Neither party may use the other’s technology to compete against the other. Currently, neither party has licensed any technology from the other under this agreement. If we were to be acquired by a competitor of Amazon.com and Amazon.com did not vote in favor of the transaction, we would lose our rights to use Amazon.com’s technology, if we are then using any. This agreement also restricts us from promoting on our website any company, other than drugstore.com, that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market. This agreement, which we entered into in August 1998, has a 10-year term.

Included in marketing and sales expense for 2002 is $9.1 million of amortization expense related to a June 2001 agreement with Amazon.com for advertising and technical services that expired in June 2002.

Agreement with WellPoint

In June 2000, we entered into a five-year strategic partnership with WellPoint Health Networks Inc. (WellPoint), a leading health plan-owned PBM. Pursuant to this agreement, we are designated as WellPoint’s preferred Internet pharmacy and drug store, and have access to WellPoint’s members. In exchange, we issued

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

WellPoint 750,000 shares of our common stock with a fair value of approximately $5.0 million and agreed to make certain cash payments to WellPoint over the five-year term of the agreement. The original agreement was amended during the third quarter of 2001, where we and Wellpoint agreed that if the 750,000 shares of our common stock did not have a fair value of $2.5 million at the end of the second year, we would be required to pay WellPoint the difference between the fair value of the stock and the guaranteed $2.5 million fair market value, in either cash or our common stock. On June 23, 2002, the second anniversary of the agreement, the fair market value of the guarantee was $1.9 million. As required by the agreement and subsequent amendment, we issued 252,406 shares of restricted common stock to WellPoint in order to settle the guarantee as of that date.

Agreement with CIGNA

In June 2000, we entered into a five-year agreement with CIGNA HealthCare Companies (CIGNA), one of the nation’s leading providers of health benefit programs. Pursuant to this agreement, we provide health and beauty products to CIGNA’s plan participants by providing them direct access to our website from the home page of CIGNA’s Internet site or through CIGNA’s mail order pharmacy. In exchange, we issued Tel-Drug, Inc., a subsidiary of CIGNA, a warrant to purchase 500,000 shares of our common stock at $7.76 per share. The fair value of such warrant was estimated at $2.2 million, and the cost of the agreement, which was measured based upon the fair market value of the warrant, was being amortized to marketing and sales expense on a straight-line basis over the five-year term of the agreement. During 2001, an impairment analysis was performed on the asset recorded in conjunction with the CIGNA agreement, and it was determined to be impaired, and was written off as of September 2001.

3. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following:

	January 2, 2005
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(1)	Fair Value
	(in thousands)
Cash	$12,493	$—	$—	$12,493
Commercial paper	2,994	4	—	2,998

Cash and cash equivalents	15,487	4	—	15,491

Auction rate securities	9,825	—	—	9,825
U.S. government agency obligations	6,239	8	(26)	6,221
Corporate notes and bonds	1,667	—	(5)	1,662
Private placement bonds	1,064	—	(44)	1,020

Marketable securities	18,795	8	(75)	18,728

Total cash, cash equivalents and marketable securities	$34,282	$12	$(75)	$34,219

(1)	We evaluated the nature of investments with loss positions, which are primarily U.S. government agency obligations and private placement bonds, the duration of the impairments (all less than twelve months), and the amounts of the impairments relative to the underlying portfolio and conclude that such amounts were not “other-than-temporary” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 28, 2003
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
Cash	$7,035	$—	$—	$7,035

Cash and cash equivalents	7,035	—	—	7,035
Auction rate securities	21,700	—	—	21,700
U.S. government agency obligations	13,798	5	(196)	13,607
Private placement bonds	1,230	—	—	1,230

Marketable securities	36,728	5	(196)	36,537

Total cash, cash equivalents and marketable securities	$43,763	$5	$(196)	$43,572

The following table summarizes contractual maturities of our cash equivalents and marketable securities as of January 2, 2005:

	Amortized Cost	Fair Value
Due within one year	$11,223	$11,160
Due after one year through three years	741	741
Auction rate securities (2)	9,825	9,825

	$21,789	$21,726

(2)	Auction rate securities generally reset within 90 days but have a contractual maturity date in excess of 10 years.

Proceeds from the sale of available-for-sale securities were $32.5 million in 2004, $38.7 million in 2003, and $82.5 million in 2002.

4. Fixed Assets

Fixed assets consist of the following:

	January 2, 2005	December 28, 2003
	(in thousands)
Computers and equipment	$24,980	$24,909
Purchased and internally developed software	8,249	7,531
Furniture and fixtures	2,439	2,440
Leasehold improvements	10,239	10,207

	45,907	45,087
Less accumulated depreciation and amortization	(35,722)	(30,807)

	10,185	14,280
Construction in progress	3,441	—

Total	$13,626	$14,280

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 2, 2005 and December 28, 2003, assets acquired under capital leases with an original cost of approximately $1.9 million and $1.4 million, respectively, are included in computers and equipment. Accumulated amortization on the leased assets as of January 2, 2005 and December 28, 2003, was approximately $1.2 million and $0.8 million, respectively. Amortization is included with depreciation expense.

5. Other Intangible Assets

The other intangible assets balances as of January 2, 2005 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount	Adjustments to Other Intangibles		Accumulated Amortization	Net Balance
Vision Direct trade name	indefinite	$5,500	$(2,800	)(2)	$—	$2,700
Vision Direct customer base	3	3,600	(1,669	)(1)(3)	(1,187)	744
Vision Direct vendor agreement	2	1,200	234	(1)(3)	(838)	596
Vision Direct covenant of non-compete	2	1,000	(425	)(1)(3)	(418)	157
GNC vendor agreement	10	12,265	—		(8,918)	3,347
Beauty.com trade name and customer base	3	6,314	—		(6,314)	—
CNS contract and technology assets	4	3,330	—		(1,333)	1,997
Technology license, domain names and other	5	1,567	—		(709)	858

Total other intangible assets	6	$34,776	$(4,660)		$(19,717)	$10,399

(1)	The carrying values of certain other intangible assets related to Vision Direct have been adjusted as a result of adjustments in our purchase price allocations during the allocation period.
(2)	As part of our impairment analysis for our vision business in the third quarter of 2004 (see Note 6), we recorded an impairment charge of $2.8 million to reduce the carrying value of indefinite-lived intangible assets, which was based on the difference between the carrying value and the fair market value calculated in accordance with SFAS 142. We determined the fair value of the intangible asset based on the future discounted cash flows.
(3)	During 2004, we determined that $1.9 million of definite-lived intangible assets were unrecoverable and therefore written down to their fair market value in accordance with SFAS 144. The impairment charge was determined based on the difference between the carrying value of the assets and their fair value, as estimated through expected future discounted cash flows.

The other intangible assets balances as of December 28, 2003 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Vision Direct trade name	indefinite	$5,500	$—	$5,500
Vision Direct customer base	3	3,600	(92)	3,508
Vision Direct vendor agreement	2	1,200	(67)	1,133
Vision Direct covenant of non-compete	2	1,000	(37)	963
GNC vendor agreement	10	12,265	(8,174)	4,091
Beauty.com trade name and customer base	3	6,314	(6,314)	—
CNS contract and technology assets	4	3,330	(502)	2,828
Technology license, domain names and other	5	1,567	(579)	988

Total other intangible assets	6	$34,776	$(15,765)	$19,011

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal year
2005	$2,916
2006	2,026
2007	1,188
2008	817
2009	216

$7,163

6. Goodwill

The following table summarizes the changes in goodwill by business segment for fiscal years 2003 and 2004:

	OTC	Vision	Total
	(in thousands)
Balance, December 29, 2002	$5,694	$—	$5,694
Goodwill from acquisitions	2,710	44,673	47,383

Balance, December 28, 2003	8,404	44,673	53,077
Purchase price adjustments		1,925	1,925
Impairment loss	—	(22,800)	(22,800)

Balance, January 2, 2005	$8,404	$23,798	$32,202

Goodwill in our OTC segment includes the goodwill related to the acquisitions of CNS in 2003 and Beauty.com, Inc. in 2000. Goodwill in our vision segment represents the goodwill related to the acquisition of Vision Direct in 2003. In 2004, we recorded purchase price adjustments of $1.9 million to our vision segment goodwill as a result of deferred tax liabilities related to indefinite-lived intangible assets. See Note 9.

As part of our quarterly review of financial results in the third quarter of fiscal 2004, we noted indicators that the carrying value of goodwill and other intangible assets related to the acquisition of Vision Direct might not be recoverable, which resulted in an impairment review. Indicators that an impairment review was necessary were lower-than-expected sales growth partially attributable to challenges we faced in complying with the contact lens prescription access and verification requirements of the U.S. Fairness to Contact Lens Consumers Act, which was enacted in February 2004, and the related regulations implemented in August 2004, and an increasingly competitive contact lens marketplace. We evaluated the recoverability of goodwill and other intangible assets in accordance with SFAS 142 and SFAS 144.

Under the first step of the goodwill impairment analysis, we determined the fair value of the vision segment using a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Based on the first step analysis, we determined that the carrying amount of our vision segment was in excess of its fair value. Therefore, we were required to perform the second-step analysis on the vision segment to determine the amount of the impairment loss. As of the filing date of our Quarterly Report on Form 10-Q for the third quarter of 2004, we had not completed the second step analysis due to the complexities involved in determining the implied fair value of the goodwill and other intangible assets in the vision segment. However, we determined that an

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment loss was probable and could be reasonably estimated at that time. Therefore, as permitted by SFAS 142, we recorded an estimated impairment charge of $23.2 million for the third quarter to reduce the carrying value of our goodwill related to the vision segment.

During the fourth quarter of 2004, we finalized our impairment review and reduced our estimated impairment charge related to goodwill by $0.4 million and increased our impairment charge related to other intangible assets by $1.4 million, resulting in a final impairment charge on goodwill of $22.8 million for the year ended January 2, 2005.

7. Long-Term Obligations

On December 29, 2004, we entered into an amended and restated loan and security agreement (agreement) with a bank. The agreement includes a revolving line of credit allowing for borrowings up to $1.0 million through June 30, 2005 and allows for an additional $2.0 million of borrowings thereafter, based on certain conditions as defined in the agreement. The interest rate on the revolving line of credit is the prime rate plus 0.25% (5.25% at January 2, 2005), and the revolving line of credit has an annual maturity date. There were no borrowings outstanding under the revolving line of credit as of January 2, 2005. In addition, the agreement includes a $2.0 million term loan for capital equipment expenditures that accrues interest on the outstanding principal balance at a fixed rate of 5.75%. The term loan is payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. As of January 2, 2005, $2.0 million was outstanding under the term loan. The line of credit and term loan are collateralized by our equipment, inventory, and intangible assets. The agreement contains certain financial and non-financial covenants with which we were in compliance at January 2, 2005.

We also lease computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at rates ranging from 2% to 10% and mature 24 to 60 months from the date of funding. During 2004 and 2003, we secured additional funds of $536,000 and $615,000, respectively, through capital lease financing agreements, wherein we financed certain fixtures and equipment for a period of two years. We are in compliance with all covenants required by these agreements. These amounts are included in the table below within the category of capital leases.

Maturities of long-term obligations at January 2, 2005 are as follows:

	Term Loan	Capital Leases	Total
2005	$575	$629	$1,204
2006	663	307	970
2007	702	63	765
2008	60	32	92

Total minimum payments	2,000	1,031	3,031
Less amounts representing interest	—	(66)	(66)

Present value of minimum payments	2,000	965	2,965
Less current portion of long-term obligations	(575)	(583)	(1,158)

Noncurrent portion of long-term obligations	$1,425	$382	$1,807

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies

Leases

We lease office, distribution center and call center facilities under non-cancelable operating leases, which call for fixed rental payments ending between 2008 and 2013. We have the option to extend some of these leases for one or more additional terms of five years. In addition, we lease various office and IT equipment under operating leases. Total rent expense under operating leases for the years ended January 2, 2005, December 28, 2003, and December 29, 2002 was $3.7 million, $3.9 million, and $3.5 million, respectively.

On August 16, 2004, we entered into a new operating lease for approximately 53,000 square feet for our new corporate headquarters. The new lease expires on July 31, 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. Under the terms of the new lease, our new landlord assumed the operating lease for our existing office space and entered into a new sublease agreement with us for the sublease of our existing office space through July 2005, the expiry date of our original lease term. In connection with the new lease, we received landlord-provided incentives of approximately $2.3 million in the form of tenant improvements, which have been recorded as additions to fixed assets and other current liabilities and will be amortized over the term of the lease. In addition, we received approximately $100,000 from the new landlord for amounts related to the rental rate differential arising from the difference in our existing lease rate and our new lease rate during the three months we negotiated the lease with the new landlord. In connection with our new lease arrangements, we were required to provide two standby letters of credit as security deposits. The letters of credit were issued in the amounts of approximately $500,000 in July 2004 and approximately $600,000 in October 2004. The cash held as collateral for the letters of credit are recorded in other current assets in the consolidated balance sheet. To date no portion of either letter of credit has been utilized, and we do not anticipate that either letter of credit will be drawn upon by our new landlord.

We have entered into an advertising agreement with WellPoint that requires us to make fixed payments over the term of the agreement. The costs associated with this agreement, which ends in 2005, are being amortized on a straight-line basis.

Future minimum commitments at January 2, 2005, are as follows:

	Operating Leases	Marketing Agreements
2005	$2,647	$225
2006	2,641	—
2007	2,615	—
2008	2,579	—
2009	2,481	—
Thereafter	6,442	—

Total minimum payments	$19,405	$225

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We have approved a settlement agreement and related agreements, which set forth the terms of a settlement between drugstore.com, the plaintiff class and the vast majority of the other issuer defendants or, in the case of bankrupt issuers, their directors and officers. Among other provisions, the settlement agreement provides for a release of drugstore.com and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to the plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. We anticipate that any potential financial obligation of drugstore.com to the plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance, and we have already satisfied our deductible. We are currently not aware of any material limitations from our insurance carriers on the expected recovery of any potential financial obligation to the plaintiffs. Our carriers are solvent and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from drugstore.com’s insurance carriers should arise, drugstore.com’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million.

On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement that provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. There will be a conference with the court on March 18, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement. We are unable to estimate the potential damages that might be awarded if the settlement were not approved, we were found liable, there arose a material limitation with respect to our insurance coverage, or the amount awarded were to exceed our insurance coverage. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse affect on our financial position and results of operations.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Arlington Contact Lens Service Litigation. On November 14, 2003, Arlington Contact Lens Service, Inc. (AC Lens) filed a complaint against drugstore.com in the Court of Common Pleas, Franklin County, Ohio. In the complaint, AC Lens alleged that we breached our contract with AC Lens, and that we defamed AC Lens by disclosing our acquisition of Vision Direct in a press release dated November 3, 2003. The complaint, which was later amended to remove the defamation claim, sought compensatory damages exceeding $25,000 but of an otherwise unspecified amount, along with an unspecified amount of punitive damages.

On October 12, 2004, we entered into a settlement agreement and mutual release, dated as of October 7, 2004, with AC Lens. The terms of the settlement agreement required us to issue 135,930 shares of our common stock to AC Lens with fair market value of $492,000. This settlement is included in our general and administrative expenses for the fiscal year end January 2, 2005.

Vision Direct – 1-800 Contacts Litigation. On October 9, 2002, plaintiff 1-800 Contacts, Inc. filed a complaint in the United States District Court for the Southern District of New York against defendants WhenU.com, Inc. and Vision Direct, Inc. (VDI), a subsidiary of International Vision Direct Corp. The complaint alleged copyright and trademark violations based on defendants’ use of “pop-up” advertising over 1-800 Contacts’ Web site, a “cyber squatting” claim against VDI based on its registration of the domain name www.www1800Contacts.com (the Domain Name) and unspecified damages. 1-800 Contacts also moved for a preliminary and permanent injunction against both defendants to stop their use of pop-up advertisements and compel VDI to relinquish its registration of the Domain Name. Both defendants answered the complaint and VDI denied the substantive allegations of the complaint. The defendants also opposed the motion for a preliminary injunction.

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

Vision Direct – Coastal Contacts Litigation. On December 11, 2002, plaintiffs Vision Direct, Inc. and International Vision Direct, Inc. (together, VDI) filed a complaint in the District Court against WhenU.com, Inc. and Coastal Contacts, Inc., alleging copyright and trademark violations based on the defendants’ use of “pop-up” advertisements over VDI’s website. VDI also moved for a preliminary injunction to stop defendants’ use of the pop-up advertisements. On December 20, 2002, the District Court denied VDI’s motion for a preliminary injunction. WhenU.com and Coastal Contacts subsequently answered VDI’s complaint and denied the substantive allegations in the complaint. Coastal Contacts also asserted certain counterclaims against VDI, including a claim that VDI had brought the action in bad faith. VDI filed a reply to Coastal Contacts’ counterclaims on March 12, 2003.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Federal Securities Action. On and after June 25, 2004, several putative class actions were filed in the United States District Court for the Western District of Washington against drugstore.com and certain of its present and former officers for alleged violations of the federal securities laws. The suits purport to have been filed on behalf of purchasers of our common stock between January 14, 2004 and June 10, 2004. The complaints generally allege that the defendants made false and misleading statements about our prospects for fiscal year 2004 and failed to disclose, among other things, (i) a negative impact on our gross margins from the integration of our acquisition of Vision Direct and from our free 3-day shipping promotion, and (ii) a negative impact on our sales growth arising from cancellations of certain expired prescriptions. On October 8, 2004, the Court issued an order consolidating the individual actions. On November 1, 2004, the court appointed lead plaintiffs and lead plaintiffs’ counsel. On January 11, 2005, the Consolidated Amended Complaint was filed by the lead plaintiffs. The defendants intend to move to dismiss the complaint. No amounts have been accrued for this matter, as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse effect on our financial position and results of operations.

Stockholder Derivative Action. On August 13, 2004, two stockholder derivative actions were filed by plaintiffs Gerald Rusk and George Zimmer in the Superior Court of the state of Washington, King County, against certain of our present and former officers and directors. The derivative plaintiffs allege breach of fiduciary duty based on the failure to prevent the disclosure violations alleged in the securities complaints. Plaintiffs also allege abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. These actions seek damages from the defendants on behalf of drugstore.com, which is a nominal defendant in the actions. Plaintiffs allege that certain of the defendants breached their fiduciary duties by selling drugstore.com stock while in possession of material non-public information. On January 21, 2005, the defendants moved to stay proceedings pending further developments in the federal securities action. This motion is pending.

Although the stockholder derivative complaints do not seek financial relief directly from drugstore.com, the litigation could have financial consequences for us through, for example, the attorneys’ fees we incur and advances to the defendants and, if appropriate under the circumstances, indemnification of the defendants. No amounts have been accrued for this matter, as our liability, if any, cannot be reasonably estimated. An adverse outcome in this matter could have a material adverse effect on our financial position and results of operations.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes

We recorded a $1.0 million deferred tax benefit for 2004 resulting from the impairment of certain indefinite-lived intangible assets and related reduction in deferred tax liabilities that were recorded in connection with our acquisition of Vision Direct. We had no tax benefit or expense in 2003 and 2002 due to our ongoing operating losses. We have provided a valuation allowance for our deferred tax asset, consisting primarily of net operating loss carryforwards, and amortization and impairment of intangible assets, to an amount expected to be realized. The increase in the valuation allowance on the deferred tax asset was $8.0 million for 2004 and $6.3 million for 2003.

At January 2, 2005 and December 28, 2003, we had approximately $471.6 million and $442.8 million, respectively, of net operating loss carryforwards that will expire beginning in 2018. Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years.

Approximately $3.1 million of our net operating loss carryforwards are acquired operating loss carryforwards. To the extent that we realize these acquired operating loss carryforwards, the resulting tax benefits would reduce any remaining goodwill related to the acquisition. Approximately $18.6 million of our net loss carryforwards are related to tax-deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	January 2, 2005	December 28, 2003
	($ in thousands)
Deferred tax assets:
Net operating loss carryforward	$160,339	$150,554
Research and development credit carryforward	121	121
Amortization and impairment of intangible assets	46,320	50,607
Charitable contribution	1,236	1,232
Stock compensation	2,332	2,141
Other temporary differences	4,599	4,663

Total gross deferred tax assets	214,947	209,318
Less valuation allowance	(214,412)	(206,445)

Net deferred tax assets, net of valuation allowance	535	2,873
Deferred tax liabilities:
Book over tax basis in intangible assets	(535)	(2,873)
Indefinite-lived assets	(945)	—

Net deferred tax liability	$(945)	$—

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	January 2, 2005	December 28, 2003	December 29, 2002
	(in thousands)
Income tax benefit at statutory rate	$16,563	$6,341	$17,114
Stock-based compensation	125	(35)	(69)
Amortization and impairment of other intangible assets	(8,003)	7	(3,503)
Other permanent differences	262	(50)	(223)
Increase in valuation allowance	(7,967)	(6,263)	(13,319)

Income tax benefit	$980	$—	$—

10. Stockholders’ Equity

Outstanding Warrants

In connection with the separate strategic agreements entered into with Amazon.com and CIGNA (see Note 2), we issued warrants to purchase our common stock. Amazon.com was issued a warrant to purchase 2.5 million shares of our common stock at $4.94 per share, which expired without exercise in July 2002. Tel-Drug, Inc., a subsidiary of CIGNA, was issued a warrant to purchase 500,000 shares of our common stock at $7.76 per share. In December 2003, Tel-Drug transferred ownership of this warrant, which expires in December 2008.

On February 14, 2005, in connection with the performance of executive recruiting services, we issued to Heidrick & Struggles, Inc. a warrant to purchase 125,000 shares of our common stock at $2.36 per share, which expires in February 2008.

Common Stock

In March 2003, we signed a five-year contract with NCR Corporation (NCR) pursuant to which we obtained the right to use certain of NCR’s patents related to methods and apparatus for providing online sales. Total consideration payable was $500,000, which included $200,000 in cash and the issuance in April 2003 of 77,439 shares of our common stock having an aggregate fair value of $301,000.

On April 28, 2003, in connection with the acquisition of CNS, we issued 635,593 shares of our common stock having an aggregate fair value of $2.5 million. Pursuant to the sale agreement with CNS, 45,000 shares of common stock originally held in escrow were returned to us in December 2003, which reduced the total acquisition costs by $223,000. In August 2003, we entered into a stock purchase agreement with Acumins, whereby we acquired all of the issued and outstanding shares of Acumins stock in exchange for 100,000 shares of our common stock having an aggregate fair value of $496,000. On December 8, 2003 in connection with the acquisition of Vision Direct, we issued 6,830,601 shares of common stock having an aggregate fair market value of $45.7 million. (See Note 2 for business acquisition details.)

In October and November 2004, in connection with a settlement agreement and mutual release with AC Lens, we issued 135,930 shares of our common stock having an aggregate fair value of $492,000.

Common Stock Reserved for Future Issuance

The following table represents the number of shares of common stock reserved for future issuance as of January 2, 2005:

Stock option plan	23,989,268
Employee stock purchase plan	2,524,020
Warrant to purchase common stock	500,000

27,013,288

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Employee Benefit Plans

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all of our employees (401(k) Plan). Eligible employees may contribute amounts to the 401(k) Plan, via payroll withholding, subject to certain limitations. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by us on behalf of all participants in the 401(k) Plan. To date, we have not made any matching contributions to the 401(k) Plan.

1998 Stock Plan

Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), the board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of drugstore.com. Under the 1998 Stock Plan, an aggregate of 31,918,770 shares of common stock have been reserved for future issuance. Shares for future issuances are determined by means of an automatic annual increase, beginning on the first day of fiscal year 2001, equal to (i) the lesser of (a) 5% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year or (b) 6,000,000 shares or (ii) a lesser amount determined by the plan administrator; provided that any shares from any such increase in previous years that are not actually issued will be added to the aggregate number of shares available for issuance under the 1998 Stock Plan. Pursuant to this provision, 3,419,516 additional shares were reserved for future issuance on December 30, 2002 (first day of fiscal year 2003) and 3,870,501 additional shares were reserved for future issuance on December 29, 2003 (first day of fiscal year 2004). No additional shares were reserved for future issuance on January 3, 2005 (first day of fiscal year 2005).

Generally, we grant stock options, as approved by the board of directors, with exercise prices equal to the fair market value of the common stock on the date of grant. Options generally vest over a four- to five-year period and expire ten years from the date of grant.

In May 2000, our board of directors approved the grant of options to purchase an aggregate of approximately 3.3 million shares of our common stock to certain of our existing employees at an exercise price of $7.00 per share, which was below the fair market value on the date of the grant. The options were granted under our 1998 Stock Plan and vest over a four-year period, with one-fourth of the total number of shares vesting six months after the grant date and the remaining shares vesting in equal installments at the end of each six-month period thereafter. Accordingly, during 2000 we recorded deferred stock-based compensation of approximately $5.3 million, which was amortized over the vesting period of the options using the multiple-option approach.

In October 2000, our board of directors approved the grant of options to purchase an aggregate of approximately 4.9 million shares of our common stock to certain of our existing employees at an exercise price of $0.01 per share, which was below the fair market value on the date of the grant. The options were granted under our 1998 Stock Plan and vested over an 18-month period, with 40% of the total number of shares vesting six months after the grant date and the remaining shares vesting in equal installments at the end of each six-month period thereafter. Accordingly, during 2000 we recorded deferred stock-based compensation of approximately $12.2 million, which was amortized over the vesting period of the options using the multiple-option approach.

In January 2002, the compensation committee of our board of directors approved the grant of options to purchase an aggregate of approximately 2.4 million shares of our common stock to certain of our existing

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employees at an exercise price of $1.93 per share, which was below the fair market value on the date of the grant. The options were granted under our 1998 Stock Plan and will vest over a four-year period, with 20% of the total number of shares vesting on June 30, 2002 and the remaining shares vesting in equal installments at the end of each quarter thereafter. Accordingly, during 2002 we recorded deferred stock-based compensation of approximately $1.1 million, which is being amortized over the vesting period of the options using the multiple-option approach.

In April 2003, our board of directors approved the grant of options to certain employees to purchase an aggregate of approximately 395,000 shares of our common stock at an exercise price of $2.50 per share, which was below the fair market value on the date of the grant. The options were granted under our 1998 Stock Plan and will vest over a four-year period, with 20% of the total number of shares vesting six months after the grant date and the remaining shares vesting in equal installments at the end of each quarter thereafter. Accordingly, during 2003 we recorded deferred stock-based compensation of approximately $545,000, which was amortized over the vesting period of the options using the multiple-option approach.

In 2003, two separate grants of options were provided to certain non-employees in connection with project work performed for us. The options were issued at the market price on the date of grant but had accelerated vesting of less than one year. We recorded these options at an adjusted fair market value, resulting in deferred stock-based compensation of $236,000, which is being amortized over the vesting period of the options the multiple-option approach.

Effective October 2004, our board of directors approved the grant of options to purchase 4,000,000 shares of our common stock to Dawn Lepore, our new President, Chief Executive Officer and Chairman of the Board, at an exercise price of $2.97 per share, which was below the fair market value on the date of the grant. The options were granted under our 1998 Stock Plan and will vest and become exercisable as follows: (a) 2,000,000 option shares will vest and become exercisable over a four-year period commencing on the date of grant, with 400,000 option shares vesting six months after the date of grant and the remaining 1,600,000 option shares vesting in equal quarterly installments over the subsequent 42-month period; (b) 1,000,000 option shares will vest and become exercisable when our common stock trades for 30 consecutive trading days at a price of $5.00 or more per share; (c) 750,000 option shares will vest and become exercisable when our common stock trades for 30 consecutive trading days at a price of $10.00 or more per share; and (d) 250,000 option shares will vest and become exercisable when our common stock trades for 30 consecutive trading days at a price of $20.00 or more per share. The 2,000,000 option shares for which vesting is based upon the price of our common stock will vest in full upon continuous employment by Ms. Lepore for a period of four years from the date of grant. Accordingly, during 2004 we recorded deferred stock-based compensation of approximately $3.9 million, which is being recognized over the vesting period using the multiple-option approach.

In 2004, three separate grants of options were granted to certain employees at below fair market value and to certain non-employees in connection with services performed. We recorded deferred stock-based compensation of $217,000 for non-employee options issued for services and $76,000 for employee options issued below fair value, which are being amortized over the vesting period using the multiple-option approach.

In 2004, 2003 and 2002 certain stock options were modified for terminated employees, which resulted in a stock compensation charge of $395,000 for 2004, $1.3 million for 2003 and $144,000 for 2002.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity under our 1998 Stock Plan:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price per Share	Options Exercisable at End of Year	Weighted Average Exercise Price
Outstanding at December 30, 2001	7,094,494	12,787,853	$7.19	5,375,791	$6.33

Additional shares authorized	3,336,591	—	—
Options granted	(4,243,000)	4,243,000	$2.14
Options exercised	—	(1,341,984)	$0.47
Options forfeited	2,188,771	(2,188,771)	$5.17

Outstanding at December 29, 2002	8,376,856	13,500,098	$6.60	7,402,222	$5.88

Additional shares authorized	3,419,516	—	—
Options granted	(5,105,875)	5,105,875	$3.73
Options exercised	—	(1,319,142)	$1.52
Options forfeited	1,654,962	(1,654,962)	$4.25

Outstanding at December 28, 2003	8,345,459	15,631,869	$6.34	9,078,797	$6.06

Additional shares authorized	3,870,501	—	—
Options granted	(8,152,455)	8,152,455	$3.58
Options exercised	—	(3,858,561)	$1.20
Options forfeited	4,507,701	(4,507,701)	$9.68

Outstanding at January 2, 2005	8,571,206	15,418,062	$5.19	6,637,775	$7.52

The following table summarizes information regarding stock options outstanding and exercisable as of January 2, 2005:

	Outstanding Options			Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Vested and Exercisable Number of Shares	Weighted Average Exercisable Price
$ 0.01 to $1.93	2,755,468	$1.17	6.5 years	2,408,585	$1.08
$ 1.97 to $2.97	6,555,505	2.81	9.4 years	685,233	2.54
$ 3.00 to $6.45	3,475,678	4.91	8.9 years	1,040,978	5.39
$ 6.63 to $9.00	1,579,195	7.15	5.7 years	1,476,924	7.13
$ 9.69 to $47.06	1,022,216	27.85	4.9 years	996,055	27.94
$ 48.50 to $53.88	30,000	52.98	4.7 years	30,000	52.98

Total	15,418,062	$5.19	8.1 years	6,637,775	$7.52

1999 Employee Stock Purchase Plan

Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 Employee Stock Purchase Plan), a total of 500,000 shares of common stock were initially reserved for issuance under the 1999 Employee Stock Purchase Plan, and there is an annual increase on the first day of each fiscal year equal to the lesser of (1) 500,000 shares, (2) three percent (3%) of our shares outstanding on the last day of the immediately preceding fiscal year, or (3) such lesser number of shares as may be determined by the board of directors. Pursuant to this

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provision, 500,000 additional shares were reserved for future issuance on each of January 1, 2002, December 30, 2002, and December 29, 2003. Eligible employees may purchase common stock under the 1999 Employee Stock Purchase Plan for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period. For the years ended January 2, 2005, December 28, 2003, and December 29, 2002, employees purchased 85,569, 55,924 and 61,119 shares, respectively, of our common stock under the 1999 Employee Stock Purchase Plan in exchange for $297,000, $110,000 and $94,000, respectively. As of January 2, 2005, there were 2,524,020 shares reserved for future issuance.

12. Related Parties

We recognized marketing and sales expense in connection with our June 2001 marketing agreement with Amazon.com, which was terminated in September 2003 (see Note 2), totaling $0, $1.1 million, and $9.1 million, respectively, for the years ended January 2, 2005, December 28, 2003, and December 29, 2002. Also, for the year ended January 2, 2005, we generated revenues of $14.0 million in connection with acting as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. Amounts due from Amazon.com totaled $1.4 million as of January 2, 2005. Sales to, and accounts receivable from, Amazon.com were not significant for the year ended December 28, 2003.

For the year ended December 29, 2002, we purchased $102.1 million of inventory and fulfillment-related services in connection with our agreements with Rite Aid. We recognized $2.3 million of marketing and sales expense in connection with these agreements for the year ended December 29, 2002. During 2002, Rite Aid liquidated its investment in our common stock, and therefore we no longer report Rite Aid as a related party.

13. Segment Information

We have four reporting segments: over-the-counter (OTC), local pick-up pharmacy, mail-order pharmacy and vision. The OTC segment is comprised of the sales and related costs of selling health, beauty, personal care and wellness products in our web stores and, as of April 2003, the sales and related costs of selling customized nutritional supplement programs through CNS. The OTC segment also includes the net sales of consignment products and, as of December 2003, wholesale OTC sales and fulfillment fees through our agreement with Amazon.com.The local pick-up and mail-order pharmacy segments are comprised of sales and the related costs of selling pharmaceuticals, other than contact lenses, through the drugstore.com website for either mail-order delivery or for pick-up at a local Rite Aid store. We created the Vision segment in December 2003 as a result of our acquisition of Vision Direct, an online seller of contact lens and other vision products. The vision segment reflects sales and related costs of selling contact lenses through Vision Direct. We manage our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less cost of sales and variable costs to complete the segment order (fulfillment and order processing, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume). In 2004, we revised our contribution margin definition and calculation methodology to reflect the benefits of segment advertising revenues and the impacts of royalty costs. Amounts previously reported have been reclassified to reflect these changes.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2002
	(in thousands)
Over-the-Counter (OTC):
Net sales	$155,316	$109,154	$80,288
Cost of sales	113,354	76,173	56,199
Variable order costs (a)	15,923	10,640	7,922

Contribution margin (b)	$26,039	$22,341	$16,167

Local Pick-Up Pharmacy:
Net sales (c)	$92,440	$85,131	$67,401
Cost of sales	82,268	77,312	60,774
Variable order costs (a)	3,963	3,799	3,193

Contribution margin (b)	$6,209	$4,020	$3,434

Mail-Order Pharmacy:
Net sales	$63,936	$49,155	$46,219
Cost of sales	54,450	40,479	38,614
Variable order costs (a)	6,381	5,054	5,571

Contribution margin (b)	$3,105	$3,622	$2,034

Vision:
Net sales	$48,407	$2,293	$—
Cost of sales	36,786	1,537	—
Variable order costs (a)	3,383	203	—

Contribution margin (b)	$8,238	$553	$—

Consolidated:
Net sales	$360,099	$245,733	$193,908
Cost of sales	286,858	195,501	155,587
Variable order costs (a)	29,650	19,696	16,686

Contribution margin (b)	$43,591	$30,536	$21,635

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees, and royalty costs that are variable based on sales volume. These costs are discernable by business segment. These amounts exclude depreciation and fixed overhead costs that are not discernable by business segment.
(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of these sales and the incremental (variable) fulfillment and order processing costs of delivering orders to our customers and royalty costs.
(c)	Net sales in our local pick-up pharmacy include co-payments totaling $19.7 million for 2004, $18.3 million for 2003 and $14.2 million for 2002.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated contribution margin for reportable segments	$43,591	$30,536	$21,635
Less:
Fixed fulfillment and order processing (d)	11,951	10,623	10,176
Marketing and sales (e)	22,382	16,051	24,384
Technology and content	9,483	8,283	11,868
General and administrative	16,200	11,111	10,944
Impairment of goodwill and other intangible assets	27,460	—	2,450
Amortization of intangible assets	3,952	1,725	2,852
Stock-based compensation	1,238	2,014	1,704

Operating loss	$(49,075)	$(19,271)	$(42,743)

(d)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.
(e)	These amounts exclude royalty expenses that are included in variable costs.

The following table presents geographic sales information:

	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2002
	(in thousands)
Net Sales:
United States of America	$350,991	$242,990	$192,482
International	9,108	2,743	1,426

	$360,099	$245,733	$193,908

The following table presents assets by segment and geographic asset information:

	Fiscal Year 2004	Fiscal Year 2003
	(in thousands)
Total Assets:
Over - the-Counter (OTC)	$42,599	$44,680
Local Pick-Up Pharmacy	36,173	33,960
Mail-Order Pharmacy	9,500	10,900
Vision	34,907	62,275
Corporate	35,332	32,597

Consolidated	$158,511	$184,412

Property and Equipment, Net:
United States of America	$13,344	$13,938
Canada	282	342

	$13,626	$14,280

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Results of Operations (unaudited)

The following tables contain selected unaudited consolidated statement of operations information for each quarter of fiscal years 2004 and 2003. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended January 2, 2005				Year Ended December 28, 2003
	Fourth Quarter (1)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	($ in thousands, except per share data)
Net sales	$103,606	$84,287	$87,844	$84,362	$70,583	$59,843	$58,224	$57,083
Cost of sales	82,628	67,702	70,283	66,245	54,923	47,704	46,267	46,607
Net loss (2)	$(5,363)	$(32,843)	$(4,960)	$(4,569)	$(2,440)	$(6,023)	$(4,551)	$(5,635)
Basic and diluted loss per share (3):	$(0.07)	$(0.43)	$(0.07)	$(0.06)	$(0.03)	$(0.09)	$(0.07)	$(0.08)

Shares used in computation of basic and diluted loss per share	79,895,117	76,493,041	75,470,099	74,515,424	70,651,803	69,353,932	68,897,686	68,557,485

(1)	The fourth quarter of the year ended January 2, 2005 was a 14-week quarter. All other quarters are 13-week quarters.
(2)	Net loss for the third quarter of the year ended January 2, 2005 includes an impairment charge on our goodwill and other intangible assets of $26.5 million. In the fourth quarter of the year ended January 2, 2005, we recorded an additional impairment charge on our goodwill of $1.0 million and a $1.0 million tax benefit for the reduction of deferred tax liabilities related to the impairment of certain indefinite-lived intangible assets.
(3)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the annual net loss per share.

15. Subsequent Event

On March 2, 2005, we completed a private placement financing transaction with Ziff Asset Management, L.P., or ZAML, and raised $26.0 million through the issuance of 10.0 million shares of our common stock. Pursuant to the terms of the stock purchase agreement, ZAML agreed that it will not, directly or indirectly sell, transfer or otherwise dispose of any of the common stock purchased for a period of one year, and we agreed to prepare and file a registration statement with the SEC for the resale of all the common shares within nine months from the consummation of the financing transaction. We expect to use the proceeds received, net of yet-to-be-determined issuance costs and estimated future registration costs, for general corporate purposes, including, but not limited to, investments in marketing initiatives and technology infrastructure enhancements.

DRUGSTORE.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of fiscal period	Charges to revenue, costs and expenses	Deductions		Balance at end of fiscal period
Year Ended January 2, 2005
Allowance for doubtful accounts	$45	$450	$397	(a)	$98
Allowance for sales returns	324	2,069	2,222	(b)	171
Reserve for inventory valuation	471	392	485	(c)	378
Year Ended December 28, 2003
Allowance for doubtful accounts	$61	$84	$100	(a)	$45
Allowance for sales returns	252	1,305	1,233	(b)	324
Reserve for inventory valuation	417	275	221	(c)	471
Year Ended December 29, 2002
Allowance for doubtful accounts	$83	$70	$92	(a)	$61
Allowance for sales returns	207	1,269	1,224	(b)	252
Reserve for inventory valuation	1,530	219	1,332	(c)	417

(a)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.
(b)	Deductions consist of sales credits to customers for product returns.
(c)	Deductions consist of write-off of obsolete inventory and inventory shrinkage.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2005.

DRUGSTORE.COM, INC.

By:	/s/ DAWN G. LEPORE
Dawn G. Lepore President, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Dawn G. Lepore and Robert A. Barton, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 17, 2005.

Signature	Title
/s/ DAWN G. LEPORE Dawn G. Lepore	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ ROBERT A. BARTON Robert A. Barton	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MELINDA F. GATES Melinda French Gates	Director

/s/ DAN LEVITAN Dan Levitan	Director

/s/ WILLIAM D. SAVOY William D. Savoy	Director

/s/ GREGORY S. STANGER Gregory S. Stanger	Director

/s/ G. CHARLES ROY, 3RD G. Charles Roy, 3rd	Director