Form 10-Q
period 2005-04-03
DRUGSTORE COM INC
filed 2005-05-13
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-26137

drugstore.com, inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3416255
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

411 108th Avenue NE, Suite 1400, Bellevue, Washington 98004

(Address of principal executive offices including zip code)

(425) 372-3200

(Registrant’s telephone number, including area code)

13920 SE Eastgate Way, Suite 300, Bellevue, Washington 98005

(Former Address, if Changed since Last Report)

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

As of May 6, 2005, the registrant had 92,021,937 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three months ended April 3, 2005

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 3, 2005	March 28, 2004
Net sales	$99,573	$84,362
Costs and expenses:
Cost of sales	79,336	66,245
Fulfillment and order processing	10,285	9,257
Marketing and sales	6,820	6,123
Technology and content	2,928	2,320
General and administrative	3,728	3,663
Amortization of intangible assets	801	1,052
Stock-based compensation (1)	848	352

Total costs and expenses	104,746	89,012

Operating loss	(5,173)	(4,650)
Interest income, net	179	81

Net loss	$(4,994)	$(4,569)

Basic and diluted net loss per share	$(0.06)	$(0.06)

Weighted average shares outstanding used to compute basic and diluted net loss per share	85,487,764	74,515,424

(1)	Set forth below are the amounts of stock-based compensation that, if recorded by operating function, would be classified in the Statements of Operations as follows:

Fulfillment and order processing	$—	$17
Marketing and sales	143	60
Technology and content	4	20
General and administrative	701	255

Total	$848	$352

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 3, 2005	January 2, 2005
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$15,367	$15,491
Marketable securities	42,111	18,728
Accounts receivable, net of allowances	33,435	35,344
Inventories	21,118	19,287
Prepaid marketing expenses	2,290	2,290
Other current assets	3,306	3,027

Total current assets	117,627	94,167

Fixed assets, net	13,716	13,626
Other intangible assets, net	9,598	10,399
Goodwill, net	32,202	32,202
Prepaid marketing expenses and other	7,545	8,117

Total assets	$180,688	$158,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,441	$57,510
Accrued compensation	2,837	3,559
Accrued marketing expenses	2,797	2,567
Other current liabilities	3,958	3,837
Current portion of long-term debt	2,196	1,158

Total current liabilities	69,229	68,631
Deferred income taxes	945	945
Long-term debt, less current portion	1,388	1,807
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized; 92,019,771 and 81,440,927 shares issued and outstanding	833,433	807,142
Deferred stock-based compensation	(2,862)	(3,598)
Other comprehensive loss	(35)	—
Accumulated deficit	(721,410)	(716,416)

Total stockholders’ equity	109,126	87,128

Total liabilities and stockholders’ equity	$180,688	$158,511

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 3, 2005	March 28, 2004
Operating Activities:
Net loss	$(4,994)	$(4,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,603	1,713
Amortization of marketing and sales agreements	572	572
Amortization of intangible assets	801	1,052
Stock-based compensation	848	352
Other	(34)	24
Changes in:
Accounts receivable	1,909	(2,961)
Inventories	(1,831)	(998)
Prepaid marketing expenses and other current assets	(279)	(493)
Accounts payable, accrued expenses, and other liabilities	(440)	867

Net cash used in operating activities	(1,845)	(4,441)

Investing Activities:
Purchases of marketable securities	(30,209)	(2,247)
Sales and maturities of marketable securities	6,825	7,575
Purchase of fixed assets	(1,693)	(766)

Net cash (used in) provided by investing activities	(25,077)	4,562

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	229	1,169
Proceeds from private placement financing, net of issuance costs	25,950	—
Borrowings under revolving line of credit	1,000	—
Principal payments on long-term debt	(381)	(184)

Net cash provided by financing activities	26,798	985

Net (decrease) increase in cash and cash equivalents	(124)	1,106
Cash and cash equivalents at beginning of period	15,491	7,035

Cash and cash equivalents at end of period	$15,367	$8,141

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$54	$24

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of the Business

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy solutions. We sell health, beauty, wellness, personal care, sexual well-being, and pharmacy products through our website at www.drugstore.com and prestige beauty products through www.beauty.com, which is also accessible through the drugstore.com website. We offer customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS), through websites located at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com and www.pritikin@home.com. We sell contact lenses through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries (collectively, Vision Direct), through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. Our customers are located primarily in the United States of America and Canada, but our products are available to consumers worldwide.

All customer orders are processed through our websites or via telephone through our toll-free telephone numbers, 1-800-DRUGSTORE and 1-800-VISIONDIRECT. We operate two distribution centers, one approximately 290,000 square foot facility that provides fulfillment capabilities for all of our pharmaceutical and non-pharmaceutical orders delivered by mail, and another approximately 17,000 square foot facility that fulfills our vision orders delivered by mail. Under the terms of an agreement with Rite Aid Corporation (Rite Aid), customers are also able to order existing drugstore.com and Rite Aid refill prescriptions for pickup at any Rite Aid store.

2.	Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed consolidated balance sheets, statements of operating results, and statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2006 or any other interim period due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at January 2, 2005 has been derived from audited financial statements at that date but does not include disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 2, 2005.

We operate using a 52/53-week retail calendar year, with each of the fiscal quarters in a 52-week fiscal year representing a 13-week period. Fiscal year 2005 is a 52-week year and fiscal year 2004 was a 53-week year, with the fourth quarter of 2004 representing a 14-week period.

The accompanying condensed consolidated financial statements include those of drugstore.com, inc. and our subsidiaries. All material intercompany transactions and balances have been eliminated.

3.	Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. FAS 123R applies to all stock-based compensation transactions in which a company acquires services by (a) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans, or (b) incurring liabilities that are based on the company’s stock price. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in a company’s financial statements based on their fair values at the date of grant. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payments (SAB 107), which expresses the SEC’s views on FAS 123R, including but not limited to applying share-based payments to non-employees, valuation methods, classification of compensation expense and accounting for income tax effects. FAS 123R is effective for public companies no later than the beginning of the fiscal year beginning after June 15, 2005, and we will adopt it effective for the first quarter of 2006. FAS 123R permits public companies to adopt its requirements using either the modified-prospective method or the modified-retrospective method. We are currently evaluating these methods and have not yet determined which method we will adopt.

As permitted by FAS 123, we currently account for share-based payments to employees using the intrinsic value method under APB 25. As a result, we recognize no compensation expense for employee stock options, except for options granted with an exercise price lower than the market price on the date of grant. The adoption of FAS 123R’s fair value method will require us to recognize compensation expense for employee stock options and other share-based payments to employees, based on their fair market value on the date of grant. This will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The magnitude of the impact of the adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of adjusted net loss and loss per share set forth in Note 7 of the accompanying condensed consolidated financial statements (Stock-Based Compensation).

Reclassifications

Certain amounts included in the condensed consolidated statement of cash flows for the three months ended March 28, 2004 have been reclassified to conform to the current quarter presentation. Reclassifications include a decrease to purchases of marketable securities of $9.5 million and a decrease to sales of marketable securities of $11.2 million, resulting in a decrease to net cash used in investing activities of $1.7 million. Reclassifications were made to reflect only the sale and purchase activity related to marketable securities and excludes activity related to cash equivalents, and changes in reclassifications between cash, cash equivalents and marketable securities. The reclassifications did not impact our results of operations or financial position.

4.	Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following as of April 3, 2005 and January 2, 2005 (in thousands):

	April 3, 2005
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Fair Value
Cash	$11,369	$—	$—	$11,369
Commercial paper	3,998	—	—	3,998

Cash and cash equivalents	15,367	—	—	15,367

Auction rate securities	35,775	—	—	35,775
U.S. government agency obligations	3,700	—	(24)	3,676
Corporate notes and bonds	1,660	—	(8)	1,652
Private placement bonds	1,011	—	(3)	1,008

Marketable securities	42,146	—	(35)	42,111

Total cash, cash equivalents and marketable securities	$57,513	$—	$(35)	$57,478

	January 2, 2005
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Fair Value
Cash	$12,493	$—	$—	$12,493
Commercial paper	2,994	4	—	2,998

Cash and cash equivalents	15,487	4	—	15,491

Auction rate securities	9,825	—	—	9,825
U.S. government agency obligations	6,239	8	(26)	6,221
Corporate notes and bonds	1,667	—	(5)	1,662
Private placement bonds	1,064	—	(44)	1,020

Marketable securities	18,795	8	(75)	18,728

Total cash, cash equivalents and marketable securities	$34,282	$12	$(75)	$34,219

(1)	We evaluated the nature of investments with loss positions as of the end of each period presented, primarily our U.S. government agency obligations and private placement bonds holdings, as well as the duration of the identified impairments (all less than 12 months), and the amounts of the impairments relative to the underlying portfolio, and concluded that such amounts were not “other-than-temporary” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The following table summarizes contractual maturities of our cash equivalents and marketable securities as of April 3, 2005 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$10,369	$10,334
Due after one year through three years	—	—
Auction rate securities(2)	35,775	35,775

	$46,144	$46,109

(2)	Auction rate securities generally reset within 90 days but have a contractual maturity date in excess of ten years.

5.	Goodwill and Other Intangible Assets

We test for impairment of goodwill annually during the fourth quarter or whenever indicators of impairment occur. No indicators of impairment were identified for any of our segments during the three months ended April 3, 2005; therefore, goodwill totaling $32.2 million remained unchanged from our 2004 fiscal year end.

Other intangible assets consist of assets acquired in connection with agreements between drugstore.com and Rite Aid, General Nutrition Companies, Inc. (GNC), and Amazon.com, Inc. We also acquired certain other intangible assets in connection with our acquisitions of Beauty.com, Inc., CNS, and Vision Direct, including trade names, domain names, and customer lists. All definite-lived intangible assets are being amortized over their expected useful lives, which range from two to ten years.

The net other intangible assets balances as of April 3, 2005 and January 2, 2005 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount	Net Balance at January 2, 2005	Amortization for the period ended April 3, 2005	Net Balance at April 3, 2005
Vision Direct trade name	indefinite	$2,700	$2,700	$—	$2,700
Vision Direct customer base	3	1,931	744	(154)	590
Vision Direct vendor agreement	2	1,434	596	(172)	424
Vision Direct covenant of non-compete	2	575	157	(43)	114
GNC vendor agreement	10	12,265	3,347	(185)	3,162
Beauty.com trade name and customer base	3	6,314	—	—	—
CNS contract and technology assets	4	3,330	1,997	(209)	1,788
Technology license, domain names and other	6	1,567	858	(38)	820

Total other intangible assets		$30,116	$10,399	$(801)	$9,598

Accumulated amortization was $20.5 million as of April 3, 2005 and $19.7 million as of January 2, 2005.

6.	Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares that are contingently issuable pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended
	April 3, 2005	March 28, 2004
	(in thousands, except share and per share data)
Numerator:
Net loss	$(4,994)	$(4,569)

Denominator:
Weighted average shares outstanding	85,487,764	77,930,719
Less: weighted average common shares contingently issuable pursuant to contractual terms	—	(3,415,295)

Shares used in computation of basic and diluted net loss per share	85,487,764	74,515,424

Basic and diluted net loss per share	$(0.06)	$(0.06)

At April 3, 2005 and March 28, 2004, there were 16,039,961 shares and 15,653,926 shares, respectively, of common stock subject to stock options and 615,000 shares and 500,000 shares, respectively, of common stock subject to warrants that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

7.	Stock-Based Compensation

We account for our employee stock option plan and our employee stock purchase plan using the intrinsic value method, which follows the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock on the date of grant. Deferred stock-based compensation is being amortized over the vesting period of the underlying options using the multiple-option approach.

For the three months ended April 3, 2005 and March 28, 2004, we recognized stock-based compensation of $543,000 and $128,000, respectively, related to the amortization of deferred stock-based compensation related to stock options issued with an exercise price lower than the fair value of the underlying common stock, and $144,000 and $224,000, respectively, related to certain options that were modified for terminated employees. In addition, for the three months ended April 3, 2005 and March 28, 2004, we recognized stock-based compensation of $161,000 and $0 for the issuance of options and warrants to non-employees for the performance of services.

FAS 123, Accounting for Stock-Based Compensation, which was amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, requires companies that continue to follow APB 25 to provide disclosures of the impact of applying the fair value method of FAS 123. We account for stock issued to non-employees in accordance with the provisions of FAS 123 and Emerging Issue Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

If the stock-based compensation for our stock option plan and employee stock purchase plan had been determined based on the fair value method, as promulgated by FAS 123, our net loss would have been adjusted to the following amounts for the three-month periods ended April 3, 2005 and March 28, 2004:

	Three Months Ended
	April 3, 2005	March 28, 2004 (1)
		(restated)
Net loss, as reported	$(4,994)	$(4,569)
Add: Stock-based compensation, as reported	848	352
Deduct: Total stock-based compensation determined under fair value method for all awards	(2,220)	(3,123)

Net loss - FAS 123 adjusted	$(6,366)	$(7,340)

Basic and diluted net loss per share - as reported	$(0.06)	$(0.06)

Basic and diluted net loss per share – FAS 123 adjusted	$(0.07)	$(0.10)

(1)	During our preparation of footnotes to the consolidated financial statements for fiscal 2004, we determined that the calculation of the pro forma stock-based compensation expense reported under FAS 123 for the three months ended March 28, 2004, as reported, inadvertently overstated expense relating to modified stock option awards. Accordingly, the amounts of the pro forma stock-based compensation expense reported under FAS 123 for the three months ended March 28, 2004 presented in the table above has been restated, resulting in a decrease of $300,000 from in the previously reported amount for 2004. This restatement had no effect on our previously reported consolidated results of operations or financial condition.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option grant:

	Three Months Ended
	April 3, 2005	March 28, 2004
Risk-free interest rate	3.9%	2.2%
Expected life	3.2 years	3 years
Volatility	83%	111%

8.	Stockholders’ Equity

On February 14, 2005, in connection with the performance of executive recruiting services, we issued to Heidrick & Struggles, Inc. a warrant to purchase 115,000 shares of our common stock at $2.36 per share. This warrant expires in February 2008.

On March 2, 2005, we issued 10.0 million shares of our common stock to Ziff Asset Management, L.P. (Ziff) in a private placement, for cash consideration of $26.0 million. Pursuant to the terms of the stock purchase agreement, Ziff agreed that it will not, directly or indirectly, sell, transfer or otherwise dispose of any of the common stock purchased for a period of one year, and we agreed to prepare and file a registration statement with the SEC for the resale of all the common shares within nine months from the consummation of the sale. We expect to use the proceeds received, net of issuance costs estimated at $50,000 and estimated future registration costs, for general corporate purposes, including, but not limited to, investments in marketing initiatives and technology infrastructure enhancements.

9.	Commitments and Contingencies

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

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion and are in the process of obtaining approval from those issuer defendants that are not in bankruptcy. The parties have submitted a revised settlement agreement to the Court. The underwriter defendants will have until May 16, 2005 to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. We are unable to estimate the potential damages that might be awarded if the settlement were not approved, we were found liable, there arose a material limitation with respect to our insurance coverage, or the amount awarded were to exceed our insurance coverage. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse affect on our financial position and results of operations.

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

Federal Securities Action. On and after June 25, 2004, several putative class actions were filed in the United States District Court for the Western District of Washington against drugstore.com and certain of its present and former officers for alleged violations of the federal securities laws. The suits purport to have been filed on behalf of purchasers of our common stock between January 14, 2004 and June 10, 2004. The complaints generally allege that the defendants made false and misleading statements about our prospects for fiscal year 2004 and failed to disclose, among other things, (i) a negative impact on our gross margins from the integration of our acquisition of Vision Direct and from our free 3-day shipping promotion, and (ii) a negative impact on our sales growth arising from cancellations of certain expired prescriptions. On October 8, 2004, the Court issued an order consolidating the individual actions. On November 1, 2004, the Court appointed lead plaintiffs and lead plaintiffs’ counsel. On January 11, 2005, the Consolidated Amended Complaint was filed by the lead plaintiffs. On March 15, 2005, the defendants moved to dismiss the complaint. No amounts have been accrued for this matter, as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse effect on our financial position and results of operations.

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

We have four reporting segments: over-the-counter (OTC), mail-order pharmacy, local pick-up pharmacy, and vision. The OTC segment is comprised of the sales and related costs of selling health, beauty, personal care, and wellness products in our websites and customized nutritional supplement programs through CNS. The OTC segment also includes the net sales of consignment products and wholesale OTC sales and fulfillment fees generated through our agreement with Amazon.com. The mail-order and local pick-up segments are comprised of sales and the related costs of selling pharmaceuticals, other than contact lenses, through the drugstore.com website for either mail-order delivery or for pick-up at a local Rite Aid store. Our vision segment reflects sales and related costs of selling contact lenses through Vision Direct. We manage our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less cost of sales and variable costs to complete the segment order (fulfillment and order processing, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume). In 2004, we revised our contribution margin definition and calculation methodology to reflect the benefits of segment advertising revenues and the impacts of royalty costs. Amounts previously reported have been reclassified to reflect these changes.

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Three Months Ended
	April 3, 2005	March 28, 2004
Over-the-Counter (OTC):
Net sales (c)	$44,509	$35,462
Cost of sales	32,515	25,314
Variable order costs (a)	4,717	3,498

Contribution margin (b)	$7,277	$6,650

Mail-Order Pharmacy:
Net sales	$17,953	$14,505
Cost of sales	15,521	12,210
Variable order costs (a)	1,750	1,304

Contribution margin (b)	$682	$991

Local Pick-Up Pharmacy:
Net sales (d)	$24,976	$21,544
Cost of sales	21,918	19,294
Variable order costs (a)	1,054	946

Contribution margin (b)	$2,004	$1,304

Vision:
Net sales	$12,135	$12,851
Cost of sales	9,382	9,427
Variable order costs (a)	726	947

Contribution margin (b)	$2,027	$2,477

Consolidated:
Net sales	$99,573	$84,362
Cost of sales	79,336	66,245
Variable order costs (a)	8,247	6,695

Contribution margin (b)	$11,990	$11,422

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees, and royalty costs that are variable based on sales volume. These costs are discernable by business segment. These amounts exclude depreciation and fixed overhead costs that are not discernable by business segment.

(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of these sales and the incremental (variable) fulfillment and order processing costs of delivering orders to our customers and royalty costs.

(c)	Net sales in our OTC segment include wholesale OTC net sales and fulfillment fees generated through our agreement with Amazon.com totaling $2.5 million for the three months ended April 3, 2005 and $2.0 million for the three months ended March 28, 2004.

(d)	Net sales in our local pick-up pharmacy segment include co-payments totaling $5.5 million for the three months ended April 3, 2005 and $4.8 million for the three months ended March 28, 2004.

Consolidated contribution margin for reportable segments	$11,990	$11,422
Less:
Fixed fulfillment and order processing (e)	2,673	3,151
Marketing and sales (f)	6,185	5,534
Technology and content	2,928	2,320
General and administrative	3,728	3,663
Amortization of intangible assets	801	1,052
Stock-based compensation	848	352

Operating loss	$(5,173)	$(4,650)

(e)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

(f)	These amounts exclude royalty expenses that are included in variable costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 2, 2005.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and our future financial and operational performance, made in this quarterly report are forward-looking. Words such as “expects,” “believes,” “anticipates,” “targets,” “intends,” “may,” “will,” “plan,” “continue,” “forecast,” “remains,” “would,” “should,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, are not guarantees of future performance and involve assumptions, risks, and uncertainties. Our actual results may differ significantly from those stated or implied in the forward-looking statements for a variety of reasons, including, among others, effects of changes in the economy, consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, the company’s limited operating history, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, recent changes in senior management, risks related to systems interruptions, possible governmental regulation and the ability to manage a rapidly growing business. These and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the following discussion, in the section entitled “Business – Additional Factors That May Affect Our Business and Future Results” in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended January 2, 2005, filed with the Securities and Exchange Commission, or SEC, on March 18, 2005. A forward-looking statement should not be relied upon as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it, except as we otherwise specifically state.

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

Fiscal Calendar. We operate on a 52/53-week retail calendar, with each quarter in a 52-week fiscal year representing a 13-week period. Fiscal year 2004 was a 53-week fiscal year, with the fourth quarter representing a 14-week period. References in the following discussion to yearly periods are to fiscal years, unless the context indicates otherwise. For example, “2005” refers to the fiscal year ending January 1, 2006.

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

•	Over-the-counter (OTC). Our OTC segment includes all non-prescription products sold online or over the telephone through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com and www.lensquest.com, and through our subsidiary Custom Nutrition Services, Inc., or CNS, at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com and www.pritikin@home.com. Our OTC segment also includes product revenues and fulfillment fees received under our wholesale OTC fulfillment agreement with Amazon.com, Inc., under which we act as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items, that incents customers to return to our websites and make repeat, replenishment, and impulse purchases. In addition, in 2005 we are making additional investments in marketing, including initiatives to increase awareness of our brand, and will be testing a number of new loyalty and marketing programs designed to drive long-term customer retention and growth.

•	Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online or over the telephone through the www.drugstore.com web store and delivered to customers through our mail-order facility. We obtain our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to and serve cash-paying and insurance-covered individuals and also serve as an independent, online solution for low-cost mail-order prescription services. We are currently a mail-order prescription drug provider for five pharmacy benefit management companies, or PBMs, and four third-party benefits companies. In 2005, we continue to focus our marketing efforts on establishing broader relationships with these PBMs and benefits companies and expanding our services to additional PBMs and benefits companies. We anticipate that continued growth in this segment will substantially depend on our ability to grow prescription volumes through these efforts.

•	Local Pick-Up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills sold online or over the telephone through the www.drugstore.com web store or the www.riteaid.com web store (which is powered by the www.drugstore.com web store) and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through Rite Aid marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and refill reminders.

•	Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, or Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2005, we intend to focus on a strategy of balancing customer acquisition with margin in order to maximize our profits, rather than focusing exclusively on growth.

Revenues. We generate revenue primarily from product sales and shipping fees. For the three-month period ended April 3, 2005, we reported consolidated total net sales of $99.6 million, which reflected a $15.2 million, or 18%, increase over the three-month period ended March 28, 2004. Our net sales growth was driven by a 14% increase in our total order volume, to 1.3 million orders, as well as a 3% increase in our average net sales per order, to $77. Our revenues benefited from strong growth in our flagship OTC and mail-order pharmacy segments, which grew by 26% and 24%, respectively, over the first quarter of 2004, as well as a 16% increase in net sales in our local pick-up pharmacy segment. These increases in revenue were partially offset by a 6% year-over-year decrease in net sales in our vision segment.

Expenses. Our operating expenses, including cost of goods sold, declined as a percentage of net sales to 105% in the three-month period ended April 3, 2005, from 106% in the three-month period ended March 28, 2004, as a result of driving more sales volume through our fixed-cost infrastructure. Marketing, fulfillment and general and administrative costs all decreased in the first quarter of 2005 as a percentage of net sales, compared to the first quarter of 2004, but these reductions were partially offset by an increase in cost of goods sold as a percentage of net sales.

Net Loss; Cash Position. Our net loss for the three-month period ended April 3, 2005 increased by 9%, or $425,000, to $5.0 million, compared to $4.6 million for the three-month period ended March 28, 2004. We ended the first quarter of 2005 with $57.5 million in cash, cash equivalents and marketable securities, compared to $34.2 million at January 2, 2005. This balance reflects proceeds of $26.0 million raised through the sale of 10.0 million shares of our common stock in a private placement and a $1.0 million advance under our revolving line of credit, partially offset by the use of $3.7 million of cash, cash equivalents and marketable securities primarily to fund operating activities of $1.8 million and capital expenditures of $1.7 million.

Significant Accounting Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. Additional information about our significant accounting policies is included in Note 3 of our condensed consolidated financial statements included in Part I of this quarterly report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition and results of operations.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.

Revenues from sales of OTC, mail-order pharmacy and vision products delivered to customers (net of promotional discounts, cancellations, rebates and returns allowances) are recognized when the products are shipped and title passes to the customer. Return allowances, which reduce product sales by our estimate of expected product returns, are estimated using historical experience. If our estimate of return allowances is too high, our revenues will be understated; if our estimate of these allowances is too low, our revenues will be overstated. Historically, product returns, and differences between our estimates and actual returns, have not been significant.

Revenues from sales of OTC products ordered through the Amazon.com website and fulfilled by drugstore.com are recognized when we ship the products from our distribution center. According to the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record fulfillment fees and revenues generated by the Amazon.com agreement in our OTC segment on a gross basis, because we believe we act as a principal, based on the fact that we bear general inventory risk associated with these sales.

Revenues from sales of prescription products ordered online or by telephone through the drugstore.com web store or the RiteAid.com web store (which is powered by the drugstore.com web store) for pick-up at a Rite Aid store, including co-payments received and collected on our behalf by Rite Aid, are recognized when the customer picks up the product. In these circumstances, we utilize Rite Aid as our fulfillment partner. According to the criteria outlined in EITF 99-19, we record revenues in our local pick-up pharmacy segment on a gross basis, because we believe we act as a principal, based on the fact that, among other things, we bear both inventory risk and credit and collection risk associated with these sales.

For insured prescriptions in both our local pick-up and mail-order segments, the co-payment and the insurance reimbursement (which together make up the amount due to drugstore.com) constitute the full value of the prescription drug sale, and we receive this entire amount as cash. We therefore recognize the entire amount as revenue when the order is shipped to the customer (for mail order prescriptions) or picked up by the customer (for local pick-up prescriptions).

Periodically, we provide incentive offers to our customers to encourage purchases. Such offers include discounts on specific current purchases, or future rebates based upon a percentage of the current purchase, as well as other offers. Discounts, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in net sales. Rebates are treated as a reduction to sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers. Historically, our redemption rates have not differed materially from our estimates, which are adjusted quarterly.

Inventories

We value our inventories at the lower of cost (using the weighted-average cost method) or the current estimated market value. We regularly review inventory quantities on hand and adjust our inventories for shrinkage and slow-moving, damaged and expired inventory, which is recorded as the difference between the cost of the inventory and the estimated market value based on management’s assumptions about future demand for the products we offer and market conditions. We use a variety of methods to reduce the quantity of slow-moving inventory, including reducing sales prices on our websites, negotiating returns to vendors, and liquidating inventory through third parties. If our estimates of future product demand or our assumptions about market conditions are inaccurate, we will understate or overstate the provision required for excess and obsolete inventory. Historically, inventories have not differed materially from our estimates.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangibles, or FAS 142, we do not amortize goodwill but instead test for impairment at least annually. We test for impairment at the beginning of the fourth quarter or whenever indicators of impairment occur. The first phase of the test screens for impairment. If impairment is determined, the second phase measures the impairment by comparing the fair value of the applicable reporting unit to its carrying value. Fair value is determined using either a discounted cash flow methodology or methodology based on comparable market prices. If our estimates of revenue growth or future cash flows prove to be inaccurate, we may have a future impairment of goodwill.

We review the carrying values of our amortized long-lived assets, including definite-lived intangible assets, whenever an indicator of impairment occurs. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, we perform an evaluation of recoverability. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. We measure any resulting impairment charge based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

Legal Proceedings

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations and financial position. See Note 9 of the accompanying condensed consolidated financial statements, Commitments and Contingencies, for a description of our material legal proceedings.

Results of Operations

Net Sales

	Three Months Ended
	April 3, 2005	% Change	March 28, 2004
	($ in thousands)
Net sales	$99,573	18.0%	$84,362
Segmented net sales information:
% of net sales from OTC	44.7%		42.1%
% of net sales from mail-order pharmacy	18.0%		17.2%
% of net sales from local pick-up pharmacy	25.1%		25.5%
% of net sales from vision	12.2%		15.2%

Average net sales per order from OTC	$56	2.5%	$55
Average net sales per order from mail-order pharmacy	$141	9.2%	$130
Average net sales per order from local pick-up pharmacy	$107	5.9%	$101
Average net sales per order from vision	$82	5.6%	$78

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Net sales also includes fulfillment fees and product revenue from our wholesale OTC fulfillment agreement with Amazon.com, and also includes consignment services fees earned from our arrangement with General Nutrition Companies, Inc., or GNC, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are booked on a net basis and constitute approximately 1% of total net sales in each period presented. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, the co-payment is billed to the customer’s credit card and the remainder of the prescription price is billed to a third party. Sales of pharmaceutical products covered by insurance are recorded as the sum of the amounts received from the customer and the third party. Sales made to Amazon.com under our wholesale OTC fulfillment agreement are billed directly to Amazon.com and recorded at the gross amount received from Amazon.com.

Total net sales increased for the three-month period ended April 3, 2005, compared to the three-month period ended March 28, 2004, primarily as a result of a 14% increase in order volume, to 1.3 million orders from 1.1 million in the first quarter of 2004, as well as a 3% year-over-year increase in average net revenue per order, to $77. Order volume increased in the first quarter of 2005 primarily as a result of strong growth in our OTC, mail-order pharmacy and local pick-up pharmacy segments. The number of customer orders includes new and repeat orders made through the drugstore.com website and the websites of our subsidiaries, and 84,000 orders generated through our wholesale OTC fulfillment agreement with Amazon.com. Average net revenue per order increased in the first quarter of 2005 as a result of growth in average net revenue per order in each of our segments, particularly within our mail-order pharmacy segment, which grew by 9% over the first quarter of 2004, to $141. Compared to the first quarter of 2004, net sales in our OTC segment increased by $9.0 million, or 26%, net sales in our mail-order pharmacy segment increased by $3.5 million, or 24%, net sales in our local pick-up pharmacy segment increased by $3.4 million, or 16%, and net sales in our vision segment decreased by $700,000 million, or 6%.

Our net sales in the OTC segment were $44.5 million for the three-month period ended April 3, 2005, compared to $35.5 million for the three-month period ended March 28, 2004. This increase in net sales reflects a 23% increase in the number of orders in this segment, to 792,000 compared to 647,000 in the first quarter of 2004, as well as a year-over-year increase in average net sales per order resulting from an increase in the average number of items per order and increased purchases of higher-priced items. During the first quarters of 2005 and 2004, we did not implement material price changes for our OTC products generally.

Our net sales in the mail-order pharmacy segment were $18.0 million for the three-month period ended April 3, 2005, compared to $14.5 million for the three-month period ended March 28, 2004. This increase in net sales reflects a 13% increase in the number of orders in this segment, to 127,000 compared to 112,000 in the first quarter of 2004, as well as a year-over-year increase in average net sales per order. The increase in average net sales per order resulted from a larger proportion of customers purchasing supply quantities of 90 days or more and an increase of approximately 5% during 2004 in prescription prices resulting from higher pharmaceutical costs.

Our net sales in the local pick-up pharmacy segment were $25.0 million for the three-month period ended April 3, 2005, compared to $21.5 million for the three-month period ended March 28, 2004. This increase in net sales reflects a 9.5% increase in the number of orders in this segment, to 234,000 compared to 214,000 in the first quarter of 2004, as well as a year-over-year increase in average net sales per order resulting from increases in the average price per prescription charged by Rite Aid and the average number of prescriptions per order.

Our net sales in the vision segment were $12.1 million for the three-month period ended April 3, 2005, compared to $12.8 million for the three-month period ended March 28, 2004. This decrease in net sales reflects a 10% decrease in the number of orders in this segment, to 148,000 compared to 166,000 in the first quarter of 2004, partially offset by a year-over-year increase in average net sales per order resulting primarily from an increase in the average number of items per order and increased purchases of higher-priced specialty items.

Customer Data. We obtained just over 300,000 new customers during the three-month period ended April 3, 2005, increasing our total customer base to approximately 6.3 million customers since inception. Orders from repeat customers as a percentage of total orders increased to 70% for the three-month period ended April 3, 2005, compared to 68% for the three-month period ended March 28, 2004, as a result of an increase in our trailing 12-month active customer base. Wholesale OTC orders are included in the number of total orders but are considered neither repeat nor new orders for purposes of calculating repeat orders as a percentage of total orders. Our trailing 12-month active customer base grew by 21% to 1.9 million in the first quarter of 2005, compared to 1.6 million in the first quarter of 2004, and the trailing 12-month revenue per active customer grew by $14, or 8%, to approximately $187. Our trailing 12-month active customer base and our trailing 12-month revenue per active customer exclude customers and revenue associated with our wholesale OTC business.

Cost of Sales

	Three Months Ended
	April 3, 2005	% Change	March 28, 2004
	($ in thousands)
Cost of sales	$79,336	19.8%	$66,245
Percent of net sales	79.7%		78.5%

Segmented cost of sales information:
OTC cost of sales as a % of OTC net sales	73.1%		71.4%
Mail-order pharmacy cost of sales as a % of mail-order pharmacy net sales	86.5%		84.2%
Local pick-up pharmacy cost of sales as a % of local pick-up pharmacy net sales	87.8%		89.6%
Vision cost of sales as a % of vision net sales	77.3%		73.4%

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

Total cost of sales increased in absolute dollars for the three-month period ended April 3, 2005, compared to the three-month period ended March 28, 2004, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales increased in the first quarter of 2005, compared to the first quarter of 2004, primarily as a result of higher per-unit shipping and promotional costs in our OTC segment and lower margins in our mail-order pharmacy and vision segments, partially offset by higher margins in our local pick-up pharmacy segment.

Cost of sales in our OTC segment increased to $32.5 million for the three-month period ended April 3, 2005, compared to $25.3 million for the three-month period ended March 28, 2004, primarily as a result of increased order volume. Cost of sales as a percentage of net sales in this segment increased in the first quarter of 2005, compared to the first quarter of 2004, as a result of higher per-unit shipping costs.

Cost of sales in our mail-order pharmacy segment increased to $15.5 million for the three-month period ended April 3, 2005, compared to $12.2 million for the three-month period ended March 28, 2004, as a result of increased order volume and increased per-order product costs. Per-order product costs, and cost of sales as a percentage of net sales, in this segment increased in the first quarter of 2005, compared to the first quarter of 2004, as a result of our initiatives to grow this segment by providing third-party fulfillment services to PBMs and third-party benefits companies. This strategy focuses on fulfilling 90-day-or-greater order quantities, which generates higher per-order revenue and per-order costs than 30-day quantity orders and results in lower product margins.

Cost of sales in our local pick-up pharmacy segment increased to $21.9 million for the three-month period ended April 3, 2005, compared to $19.3 million for the three-month period ended March 28, 2004, as a result of increased order volume. Cost of sales as a percentage of net sales in this segment decreased in the first quarter of 2005, compared to the first quarter of 2004, as a result of selling a higher proportion of higher-margin generic drugs compared to lower-margin branded drugs, as well as growth in the margin of generic drugs.

Cost of sales in our vision segment remained flat at $9.4 million for the three-month periods ended April 3, 2005 and March 28, 2004. Cost of sales as a percentage of net sales in this segment increased in the first quarter of 2005, compared to the first quarter of 2004, as a result of increased promotional activity, including shipping discounts.

Shipping costs, which are included in cost of sales, continue to exceed the amount we charge customers for shipping. During the last week of the first quarter of 2005, we discontinued our shipping policy that provided free 3-day shipping on non-prescription orders of $49 or more. We replaced this shipping policy with a tiered policy, under which our standard ground shipping fee has increased to $5.99 from $5.49 (or free with non-prescription orders of $49 or more) and 3-day shipping is provided for a fee of $8.95 (or free with non-prescription orders of $99 or more). In addition, customers who qualify for free ground shipping (those with non-prescription orders of $49 or more) can upgrade to 3-day shipping for a $3 fee.

Fulfillment and Order Processing Expenses

	Three Months Ended
	April 3, 2005	% Change	March 28, 2004
	($ in thousands)
Fulfillment and order processing expenses	$10,285	11.1%	$9,257
Percentage of net sales	10.3%		11.0%

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

Fulfillment and order processing expenses for the three-month period ended April 3, 2005 were comprised of $7.6 million of variable costs and $2.7 million of fixed costs, compared to $6.1 million of variable costs and $3.2 million of fixed costs for the three-month period ended March 28, 2004. Variable fulfillment and order processing expenses increased by 24.7% year-over-year due to an increase in order volume, increased per-order labor fulfillment costs in our OTC segment and increased per-order labor fulfillment and customer care costs in our mail-order pharmacy segment. Fixed fulfillment and order processing expenses decreased by 15.2% year-over-year primarily as a result of a decrease in depreciation expense for assets fully depreciated during 2004. Fulfillment and order processing expenses as a percentage of net sales declined in the first quarter of 2005, compared to the first quarter of 2004, as greater order volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expenses

	Three Months Ended
	April 3, 2005	% Change	March 28, 2004
	($ in thousands)
Marketing and sales expenses	$6,820	11.4%	$6,123
Percentage of net sales	6.8%		7.3%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts. In addition, marketing and sales expense include CNS-related royalties of $635,000 for the first quarter of 2005 and $589,000 for the first quarter of 2004.

Marketing and sales expenses increased in absolute dollars for the three-month period ended April 3, 2005, compared to the three-month period ended March 28, 2004, but declined as a percentage of net sales. The increase in absolute dollars was primarily due to increased personnel expenses and approximately $400,000 of costs related to our brand development initiatives. Marketing and sales dollars per new customer (including brand development costs) increased to $23 for the first quarter of 2005, compared to $20 in the first quarter of 2004. The reduction in our marketing and sales expense as a percentage of net sales reflects our growing trailing 12-month customer base, primarily in our OTC segment, and growth in our annual revenue per active customer in all business segments. In addition, the reduction as a percentage of net sales reflects growth in our mail-order pharmacy segment, which resulted primarily from our relationships with PBMs and third-party benefits companies rather than through direct-to-consumer marketing efforts, as well as growth in our wholesale OTC business, under which we do not incur significant marketing costs.

Technology and Content Expenses

	Three Months Ended
	April 3, 2005	% Change	March 28, 2004
	($ in thousands)
Technology and content expenses	$2,928	26.2%	$2,320
Percentage of net sales	2.9%		2.8%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making routine upgrades and enhancements to our websites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and our websites’ content and design expenses.

Technology and content expenses for the three-month period ended April 3, 2005 increased in absolute dollars but remained relatively flat as a percentage of net sales, compared to the three-month period ended March 28, 2004. The dollar increase resulted from an increase in personnel costs and from depreciation expense resulting from the acquisition during 2004 and the first quarter of 2005 of software and computer equipment related to enhancements to our IT infrastructure.

General and Administrative Expenses

	Three Months Ended
	April 3, 2005	% Change	March 28, 2004
	($ in thousands)
General and administrative expenses	$3,728	1.8%	$3,663
Percentage of net sales	3.7%		4.3%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel expenses and other general corporate expenses.

General and administrative expenses for the three-month period ended April 3, 2005 increased slightly in absolute dollars but decreased as a percentage of net sales, compared to the three-month period ended March 28, 2004. The increase in absolute dollars resulted primarily from a $171,000 increase in personnel costs and expenses of $110,000 related to our relocation of our corporate headquarters, partially offset by lower depreciation expenses related to assets being fully depreciated in 2004 and a reduction in rent costs related to our new corporate headquarters. The decrease as a percentage of net sales resulted from our fixed corporate infrastructure costs being spread over more net sales.

Amortization of Intangible Assets

	Three Months Ended
	April 3, 2005	% Change	March 28, 2004
	($ in thousands)
Amortization of intangible assets	$801	(23.9%)	$1,052

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS, Acumins, Inc., Vision Direct, and Beauty.com, Inc., and assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names and trademarks.

Amortization expense for the three-month period ended April 3, 2005 decreased compared to the three-month period ended March 28, 2004 as a result of the write-down of intangible assets related to our vision segment, which we recorded in the second half of 2004.

Stock-based Compensation

	Three Months Ended
	April 3, 2005	% Change	March 28, 2004
	($ in thousands)
Stock-based compensation	$848	140.9%	$352

We record deferred stock-based compensation in connection with stock options granted at below market value on the date of grant to our employees in all operating expense categories. The deferred stock-based compensation amounts for these options represent the difference between the exercise price of the options and the fair value of our common stock on the date of grant. In addition, we record stock-based compensation in connection with options and warrants issued to non-employees for the performance of services. The deferred stock-based compensation amounts for these options and warrants represent the fair value of the options or warrants, as determined using the Black-Scholes method. All such amounts are amortized to expense over the vesting periods of the options and warrants granted, using the multiple-option approach.

Stock-based compensation increased for the three-month period ended April 3, 2005, compared to the three-month period ended March 28, 2004, primarily as a result of an increase in amortization of stock-based compensation expense for options issued with an exercise price below fair value, to $543,000 in the first quarter of 2005 from $128,000 in the first quarter of 2004, and the addition of $161,000 in the first quarter of 2005 for options and warrants issued to non-employees. The increase was partially offset by a decrease in stock-based compensation related to modifications of terminated employee options, to $144,000 in the first quarter of 2005 from $224,000 in the first quarter of 2004.

Interest Income and Expense

	Three Months Ended
	April 3, 2005	% Change	March 28, 2004
	($ in thousands)
Interest income, net	$179	121.0%	$81

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Net interest income increased in the first quarter of 2005, compared to the first quarter of 2004, as a result of higher interest rates and increased cash, cash equivalents and marketable securities balances.

Income Taxes

There was no provision or benefit for income taxes for the three-month periods ended April 3, 2005 and March 28, 2004 due to our ongoing operating losses.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123. FAS 123R supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends SFAS No. 95, Statement of Cash Flows. FAS 123R applies to all stock-based compensation transactions in which a company acquires services by (a) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans, or (b) incurring liabilities that are based on the company’s stock price. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in a company’s financial statements based on their fair values at the date of grant. On March 29, 2005, the SEC issued SAB No. 107, Share-Based Payments, which expresses the SEC’s views on FAS 123R, including but not limited to applying share-based payments to non-employees, valuation methods, classification of compensation expense and accounting for income tax effects. FAS 123R is effective for public companies no later than the beginning of the fiscal year beginning after June 15, 2005, and we will adopt it effective for the first quarter of 2006. FAS 123R permits public companies to adopt its requirements using either the modified-prospective method or the modified-retrospective method. We are currently evaluating these methods and have not yet determined which method we will adopt.

As permitted by FAS 123, we currently account for share-based payments to employees using the intrinsic value method under APB 25. As a result, we recognize no compensation expense for employee stock options, except for options granted with an exercise price lower than the market price on the date of grant. The adoption of FAS 123R’s fair value method will require us to recognize compensation expense for employee stock options and other share-based payments to employees, based on their fair market value on the date of grant. This will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The magnitude of the impact of the adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of adjusted net loss and loss per share set forth in Note 7 of the accompanying condensed consolidated financial statements (Stock-Based Compensation).

Liquidity and Capital Resources

We have incurred net losses of $721.4 million since inception. We believe that we will continue to incur net losses for at least the next year, and possibly longer. From our inception through April 3, 2005, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $411.8 million.

Discussion of Cash Flows

	Three Months Ended
	April 3, 2005	% Change	March 28, 2004
	($ in thousands)
Cash used in operating activities	$(1,845)	(58.5)%	$(4,441)
Cash (used in) provided by investing activities	$(25,077)	(649.7)%	$4,562
Cash provided by financing activities	$26,798	2,620.6%	$985
Net increase (decrease) in cash and cash equivalents	$(124)	(111.2)%	$1,106

Net cash used in operating activities for the three-month periods ended April 3, 2005 and March 28, 2004 primarily reflects net losses and changes in operating assets and liabilities, partially offset by non-cash expenses. Net cash used in operating activities decreased in the first quarter of 2005, compared to the first quarter of 2004, primarily as a result of decreased uses of other working capital partially offset by increased investments in inventories.

Net cash used in investing activities for the three-month period ended April 3, 2005 was primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, partially offset by the net proceeds received from the sale and maturity of marketable securities. Net cash provided by investing activities for the three-month period ended March 28, 2004 was primarily attributable to the net proceeds from the sale and maturity of marketable securities offset by the purchase of marketable securities and the acquisition of fixed assets.

Net cash provided by financing activities for the three-month period ended April 3, 2005 was attributable to $26.0 million of net proceeds received from the sale of 10.0 million shares of our common stock, cash provided from exercises of employee stock options, and borrowings under our revolving line of credit agreement with a bank, partially offset by payments on our debt obligations. Net cash provided by financing activities for the three-month period ended March 28, 2004 was attributable to exercises of employee stock options.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, auction rate securities, corporate notes and government bonds, are considered short-term as they are available to fund current operations.

The following table provides information regarding our balances of cash and cash equivalents and marketable securities at April 3, 2005 and January 2, 2005:

	April 3, 2005	January 2, 2005
	(In thousands)
Cash and cash equivalents	$15,367	$15,491
Marketable securities	42,111	18,728

Total	$57,478	$34,219

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and the section entitled “Additional Factors That May Affect Our Business and Future Results” in Part I, Item 1 of our annual report on Form 10-K for the year ended January 2, 2005.

In December 2004, we secured additional funding from Silicon Valley Bank, or SVB, through a $2.0 million term loan for capital equipment expenditures and a revolving line of credit allowing for borrowings up to $1.0 million through June 30, 2005 and an additional $2.0 million of borrowings thereafter, based on certain conditions as defined in the agreement. The term loan accrues interest on the outstanding principal balance at a fixed rate of 5.75% and is payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. As of April 3, 2005, $1.8 million was outstanding under the term loan and $1.0 million was outstanding under the revolving line of credit. The line of credit and term loan are collateralized by our equipment, inventories, and intangible assets. The agreement contains certain financial and non-financial covenants with which we were in compliance at April 3, 2005.

On March 2, 2005, we issued 10.0 million shares of our common stock in a private placement, for aggregate cash consideration of $26.0 million.

As of April 3, 2005, our principal commitments consisted of obligations outstanding under capital and operating leases, our term loan, and our agreement with WellPoint Health Networks, Inc., as follows (in thousands):

	Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	($ in thousands)
Capital leases (1)	$812	$551	$242	$19	$—
Term loan and revolving line of credit (2)	3,009	1,831	1,178	—	—
Operating leases (3)	18,752	2,631	5,272	5,048	5,801
Marketing agreement (4)	150	150	—	—	—

	$22,723	$5,163	$6,692	$5,067	$5,801

(1)	Capital lease obligations consist primarily of technology and operations assets.

(2)	Term loan and revolving line of credit includes our debt obligations with SVB.

(3)	Operating lease obligations consist of office building, distribution center and call center leases.

(4)	Represents total cash payments due to WellPoint.

As of April 3, 2005, we did not have any future material noncancelable commitments to purchase goods or services.

In addition, we have issued two standby letters of credit, in an aggregate amount of approximately $1.1 million, which were required as security deposits in connection with our new corporate headquarters. To date no portion of either letter of credit has been utilized, and we do not anticipate that either letter of credit will be drawn upon by our new landlord.

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

Management Outlook

For the second quarter of fiscal year 2005, we are targeting net sales in the range of $95.0 million to $99.0 million and a net loss in the range of $6.6 million to $7.9 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents, marketable securities, accounts receivable, accounts payable, term loan, revolving line of credit and capital lease obligations. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments is not material to us.

Item 4.	Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of April 3, 2005, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to them in a timely fashion.

During the quarter ended April 3, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 of our condensed consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On February 14, 2005, in connection with the performance of services, we issued to Heidrick & Struggles, Inc. a warrant to purchase 115,000 shares of our common stock at $2.36 per share. The issuance of this warrant was exempt from registration under the Securities Act of 1933, as amended, as a private offering under Section 4(2) of the Securities Act.

On March 2, 2005, we issued 10.0 million shares of our common stock to Ziff Asset Management, L.P. for an aggregate purchase price of $26.0 million in cash. The sale of these shares was exempt from registration under the Securities Act as a private offering to an “accredited investor” under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated April 23, 2003 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s Annual Report on Form 10-K/A for the Fiscal Year Ended December 29, 2002 (SEC File No. 000-26137)).

4.1	Warrant issued to Heidrick & Struggles, Inc. on February 14, 2005 (supersedes warrant filed as Exhibit 4.1 to drugstore.com, inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005).

31.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert A. Barton, Vice President, Chief Financial Officer and Treasurer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert A. Barton, Vice President, Chief Financial Officer and Treasurer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC.
(Registrant)

By:	/s/ Robert A. Barton
Robert A. Barton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)

Date: May 13, 2005