Form 10-Q
period 2005-07-03
DRUGSTORE COM INC
filed 2005-08-12
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

or

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

As of August 1, 2005, the registrant had 92,556,176 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three and six months ended July 3, 2005

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(unaudited)		(unaudited)
Net sales	$96,892	$87,844	$196,465	$172,206
Costs and expenses:
Cost of sales	77,036	70,283	156,372	136,528
Fulfillment and order processing	9,366	9,560	19,651	18,817
Marketing and sales	7,022	6,339	13,842	12,462
Technology and content	3,033	2,069	5,961	4,389
General and administrative	3,923	3,392	7,651	7,055
Amortization of intangible assets	752	1,032	1,553	2,084
Stock-based compensation (1)	405	207	1,253	559

Total costs and expenses	101,537	92,882	206,283	181,894

Operating loss	(4,645)	(5,038)	(9,818)	(9,688)
Interest income, net	340	78	519	159

Net loss	$(4,305)	$(4,960)	$(9,299)	$(9,529)

Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.10)	$(0.13)

Weighted average shares outstanding used to compute basic and diluted net loss per share	92,228,222	75,470,099	88,857,994	74,965,835

(1)	Set forth below are the amounts of stock-based compensation that, if recorded by operating function, would be classified in the Statements of Operations as follows:

Fulfillment and order processing	$—	$12	$—	$29
Marketing and sales	16	2	159	62
Technology and content	1	11	5	32
General and administrative	388	182	1,089	436

Total	$405	$207	$1,253	$559

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 3, 2005	January 2, 2005
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$19,186	$15,491
Marketable securities	36,862	18,728
Accounts receivable, net of allowances	33,323	35,344
Inventories	19,878	19,287
Prepaid marketing expenses	2,290	2,290
Other current assets	3,333	3,027

Total current assets	114,872	94,167
Fixed assets, net	13,742	13,626
Other intangible assets, net	8,846	10,399
Goodwill, net	32,202	32,202
Prepaid marketing expenses and other	6,972	8,117

Total assets	$176,634	$158,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,492	$57,510
Accrued compensation	4,057	3,559
Accrued marketing expenses	2,946	2,567
Other current liabilities	3,815	3,837
Current portion of long-term debt	2,182	1,158

Total current liabilities	68,492	68,631
Deferred income taxes	945	945
Long-term debt, less current portion	1,071	1,807
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized; 92,455,822 and 81,440,927 shares issued and outstanding	834,401	807,142
Deferred stock-based compensation	(2,542)	(3,598)
Other comprehensive loss	(18)	—
Accumulated deficit	(725,715)	(716,416)

Total stockholders’ equity	106,126	87,128

Total liabilities and stockholders’ equity	$176,634	$158,511

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 3, 2005	June 27, 2004
		(Note 3)
Operating Activities:
Net loss	$(9,299)	$(9,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,706	3,488
Amortization of marketing and sales agreements	1,145	1,145
Amortization of intangible assets	1,553	2,084
Stock-based compensation	1,253	559
Other	100	(7)
Changes in:
Accounts receivable	2,021	(5,654)
Inventories	(591)	(1,027)
Prepaid marketing expenses and other current assets	(306)	(997)
Accounts payable, accrued expenses, and other liabilities	(1,711)	4,251

Net cash used in operating activities	(3,129)	(5,687)

Investing Activities:
Purchases of marketable securities	(33,477)	(9,195)
Sales and maturities of marketable securities	15,325	15,125
Purchase of fixed assets	(2,374)	(1,401)

Net cash (used in) provided by investing activities	(20,526)	4,529

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,101	1,839
Proceeds from private placement financing, net of issuance costs	25,961	—
Borrowings under revolving line of credit	1,000	—
Principal payments on long-term debt	(712)	(477)

Net cash provided by financing activities	27,350	1,362

Net increase in cash and cash equivalents	3,695	204
Cash and cash equivalents at beginning of period	15,491	7,035

Cash and cash equivalents at end of period	$19,186	$7,239

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

Recent Accounting Pronouncements

Share-Based Payments

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. FAS 123R applies to all stock-based compensation transactions in which a company acquires services by (a) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans, or (b) incurring liabilities that are based on the company’s stock price. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in a company’s financial statements based on their fair values at the date of grant. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payments, which expresses the SEC’s views on FAS 123R, including but not limited to applying share-based payments to non-employees, valuation methods, classification of compensation expense and accounting for income tax effects. FAS 123R is effective for public companies no later than the beginning of the fiscal year beginning after June 15, 2005, and we will adopt it in the first quarter of our fiscal year ending December 31, 2006. FAS 123R permits public companies to adopt its requirements using either the modified-prospective method or the modified-retrospective method. We plan to adopt FAS 123R using the modified-prospective method.

As permitted by FAS 123, we currently account for share-based payments to employees using the intrinsic value method under APB 25. As a result, we recognize no compensation expense for employee stock options, except for options granted with an exercise price lower than the market price on the date of grant. The adoption of FAS 123R’s fair value method will require us to recognize compensation expense for employee stock options and other share-based payments to employees, based on their fair market value on the date of grant. This will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The magnitude of the impact of the adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of adjusted net loss and loss per share set forth in Note 5 of our condensed consolidated financial statements (Stock-Based Compensation), included in this quarterly report.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which is a replacement of APB Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We believe the accounting provisions of SFAS 154 will not have a material effect on our financial statements.

Reclassifications

Certain amounts included in the condensed consolidated statement of cash flows for the six months ended June 27, 2004 have been reclassified to conform to the 2005 presentation. Reclassifications include a decrease to purchases of marketable securities of $8.1 million and a decrease to sales of marketable securities of $16.9 million, resulting in a decrease to net cash provided by investing activities of $8.8 million. Reclassifications were made to reflect only the sale and purchase activity related to marketable securities and excludes activity related to cash equivalents, and changes in reclassifications between cash, cash equivalents and marketable securities. The reclassifications did not impact our results of operations or financial position.

4.	Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares that are contingently issuable pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(4,305)	$(4,960)	$(9,299)	$(9,529)

Denominator:
Weighted average shares outstanding	92,228,222	78,885,394	88,857,994	78,381,130
Less: weighted average common shares contingently issuable pursuant to contractual terms	—	(3,415,295)	—	(3,415,295)

Shares used in computation of basic and diluted net loss per share	92,228,222	75,470,099	88,857,994	74,965,835

Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.10)	$(0.13)

At July 3, 2005 and June 27, 2004, there were 16,050,881 shares and 15,202,931 shares, respectively, of common stock subject to stock options and 615,000 shares and 500,000 shares, respectively, of common stock subject to warrants that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

5.	Stock-Based Compensation

We account for our employee stock option plan and our employee stock purchase plan using the intrinsic value method, which follows the recognition and measurement principles of APB 25 and related Interpretations. The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant or the options are modified. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation expense is recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock on the date of grant. Deferred stock-based compensation expense is being amortized over the vesting period of the underlying options using the multiple-option approach.

For the three-month periods ended July 3, 2005 and June 27, 2004, we recognized stock-based compensation expense of $349,000 and $35,000, respectively, related to the amortization of deferred stock-based compensation related to stock options issued with an exercise price lower than the fair value of the underlying common stock; $1,000 and $176,000, respectively, related to certain options that were modified for terminated employees; and $55,000 and $0, respectively, related to the issuance of options and warrants to non-employees for the performance of services. For the three-month periods ended July 3, 2005 and June 27, 2004, we reversed $0 and $4,000, respectively, of deferred stock-based compensation expense as a result of employee terminations. For the six-month periods ended July 3, 2005 and June 27, 2004, we recognized stock-based compensation expense of $892,000 and $163,000, respectively, related to the amortization of deferred stock-based compensation related to stock options issued with an exercise price lower than the fair value of the underlying common stock; $145,000 and $400,000, respectively, related to certain options that were modified for terminated employees; and $216,000 and $0, respectively, related to the issuance of options and warrants to non-employees for the performance of services. For the six-month periods ended July 3, 2005 and June 27, 2004, we reversed $0 and $4,000, respectively, of stock-based compensation expense as a result of employee terminations.

FAS 123, which was amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, requires companies that continue to follow APB 25 to provide disclosures of the impact of applying the fair value method of FAS 123. We account for stock issued to non-employees in accordance with the provisions of FAS 123 and Emerging Issue Task Force (EITF)

Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

If the stock-based compensation for our stock option plan and employee stock purchase plan had been determined based on the fair value method, as promulgated by FAS 123, our net loss would have been adjusted to the following amounts for the three- and six-month periods ended July 3, 2005 and June 27, 2004:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004 (1)	July 3, 2005	June 27, 2004 (1)
Net loss, as reported	$(4,305)	$(4,960)	$(9,299)	$(9,529)
Add: Stock-based compensation, as reported	405	207	1,253	559
Deduct: Total stock-based compensation determined under fair value method for all awards	(2,267)	(3,315)	(4,487)	(6,438)

Net loss - FAS 123 adjusted	$(6,167)	$(8,068)	$(12,533)	$(15,408)

Basic and diluted net loss per share - as reported	$(0.05)	$(0.07)	$(0.10)	$(0.13)

Basic and diluted net loss per share - FAS 123 adjusted	$(0.07)	$(0.11)	$(0.14)	$(0.21)

(1)	During our preparation of footnotes to the consolidated financial statements for fiscal 2004, we determined that the calculation of the pro forma stock-based compensation expense reported under FAS 123 for the three- and six-month periods ended June 27, 2004, as reported, inadvertently overstated expense relating to modified stock option awards. Accordingly, the amounts of the pro forma stock-based compensation expense reported under FAS 123 for the three- and six-month periods ended June 27, 2004 presented in the table above have been restated, resulting in a decrease of $92,000 and $264,000, respectively, from the previously reported amounts for 2004. This restatement had no effect on our previously reported consolidated results of operations or financial condition.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option grant:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Risk-free interest rate	3.69%	2.92%	3.84%	2.55%
Expected life	3.2 years	3 years	3.2 years	3 years
Volatility	82%	96%	83%	99%

6.	Stockholders’ Equity

On February 14, 2005, in connection with the performance of executive recruiting services, we issued to Heidrick & Struggles, Inc. a warrant to purchase 115,000 shares of our common stock at $2.36 per share. This warrant expires in February 2008.

On March 2, 2005, we issued 10.0 million shares of our common stock to Ziff Asset Management, L.P. (Ziff) in a private placement, for cash consideration of $26.0 million. Pursuant to the terms of the stock purchase agreement, Ziff agreed that it will not, directly or indirectly, sell, transfer or otherwise dispose of any of the common stock purchased for a period of one year, and we agreed to prepare and file a registration statement with the SEC for the resale of all the common shares within nine months from the consummation of the sale. We expect to use the proceeds received, net of issuance costs of $39,000 and estimated future registration costs, for general corporate purposes, including, but not limited to, investments in marketing initiatives and technology infrastructure enhancements.

7.	Commitments and Contingencies

Legal Proceedings

Class Action Laddering Litigation. On and after July 6, 2001, eight stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York naming drugstore.com as a defendant, along with the underwriters and certain of our present and former officers and directors (the Individual Defendants), in connection with our July 27, 1999 initial public offering and March 15, 2000 secondary offering (together, the Offerings). The complaints against drugstore.com have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period July 28, 1999 to December 6, 2000. In general, the complaint alleges that the prospectuses through which we conducted the Offerings were materially false and misleading for failure to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby the underwriters agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the after-market at predetermined prices. The complaint asserts violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The action seeks damages in an unspecified amount and other relief. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies or their former officers and directors. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against drugstore.com. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in our case.

We have approved a settlement agreement and related agreements, which set forth the terms of a settlement between drugstore.com, the plaintiff class and the vast majority of the other issuer defendants or, in the case of bankrupt issuers, their directors and officers. Among other provisions, the settlement agreement provides for a release of drugstore.com and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to the plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. We anticipate that any potential financial obligation of drugstore.com to the plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance, and we have already satisfied our deductible. We are currently not aware of any material limitations from our insurance carriers on the expected recovery of any potential financial obligation to the plaintiffs. Our carriers are solvent and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from drugstore.com’s insurance carriers should arise, drugstore.com’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement that provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have submitted to the Court a revised settlement agreement consistent with the Court’s opinion. The revised settlement agreement has been approved by all of the issuer defendants that are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. We are unable to estimate the potential damages that might be awarded if the settlement were not approved, we were found liable, there arose a material limitation with respect to our insurance coverage, or the amount awarded were to exceed our insurance coverage. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse affect on our financial position and results of operations.

Vision Direct – Coastal Contacts Litigation. On December 11, 2002, plaintiffs Vision Direct, Inc. and International Vision Direct, Inc. (together, VDI) filed a complaint in the United States District Court for the Southern District of New York against WhenU.com, Inc. and Coastal Contacts, Inc., alleging copyright and trademark violations based on the defendants’ use of “pop-up” advertisements over VDI’s website. After the U.S. Court of Appeals for the Second Circuit issued its decision in similar litigation involving 1-800 Contacts, the parties to this suit agreed to voluntary dismissal, without any material financial obligation to us or VDI. The suit was dismissed with prejudice on July 26, 2005.

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

Federal Securities Action. On and after June 25, 2004, several putative class actions were filed in the United States District Court for the Western District of Washington against drugstore.com and certain of its present and former officers for alleged violations of the federal securities laws. The suits purport to have been filed on behalf of purchasers of our common stock between January 14, 2004 and June 10, 2004. The complaints generally allege that the defendants made false and misleading statements about our prospects for fiscal year 2004 and failed to disclose, among other things, (i) a negative impact on our gross margins from the integration of our acquisition of Vision Direct and from our free 3-day shipping promotion, and (ii) a negative impact on our sales growth arising from cancellations of certain expired prescriptions. On October 8, 2004, the Court issued an order consolidating the individual actions. On November 1, 2004, the Court appointed lead plaintiffs and lead plaintiffs’ counsel. On January 11, 2005, the Consolidated Amended Complaint was filed by the lead plaintiffs. On March 15, 2005, the defendants moved to dismiss the complaint. Briefing on this motion is complete, and the parties are waiting for the Court to set a date for oral argument. No amounts have been accrued for this matter, as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse effect on our financial position and results of operations.

Stockholder Derivative Action. On August 13, 2004, two stockholder derivative actions were filed by plaintiffs Gerald Rusk and George Zimmer in the Superior Court of the state of Washington, King County, against certain of our present and former officers and directors. The derivative plaintiffs allege breach of fiduciary duty based on the failure to prevent the disclosure violations alleged in the securities complaints. Plaintiffs also allege abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. These actions seek damages from the defendants on behalf of drugstore.com, which is a nominal defendant in the actions. Plaintiffs allege that certain of the defendants breached their fiduciary duties by selling drugstore.com stock while in possession of material non-public information. On January 21, 2005, the defendants moved to stay proceedings pending further developments in the federal securities action. On June 13, 2005, the Court denied the motion to stay. Plaintiffs filed a consolidated amended complaint on July 29, 2005, and the defendants must respond by September 12, 2005.

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

8.	Segment Information

We have four reporting segments: over-the-counter (OTC), mail-order pharmacy, local pick-up pharmacy, and vision. The OTC segment is comprised of the sales and related costs of selling health, beauty, personal care, and wellness products in our websites and customized nutritional supplement programs through CNS. The OTC segment also includes the net sales of consignment products and wholesale OTC sales and fulfillment fees generated through our agreement with Amazon.com, Inc. The mail-order pharmacy and local pick-up pharmacy segments are comprised of sales and the related costs of selling pharmaceuticals, other than contact lenses, through the drugstore.com website for mail-order delivery, in the case of the mail-order pharmacy segment, or for pick-up at a local Rite Aid store, in the case of the local pick-up pharmacy segment. Our vision segment reflects sales and related costs of selling contact lenses through Vision Direct. We manage our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less cost of sales and variable costs to complete the order (fulfillment and order processing, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume). In 2004, we revised our contribution margin definition and calculation methodology to reflect the benefits of segment advertising revenues and the impacts of royalty costs. Amounts previously reported have been reclassified to reflect these changes.

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Over-the-Counter (OTC):
Net sales (a)	$43,130	$36,730	$87,639	$72,192
Cost of sales	30,987	26,467	63,502	51,781
Variable order costs (b)	4,330	3,646	9,047	7,144

Contribution margin (c)	$7,813	$6,617	$15,090	$13,267

Mail-Order Pharmacy:
Net sales	$18,416	$15,143	$36,369	$29,648
Cost of sales	15,933	12,868	31,454	25,078
Variable order costs (b)	1,670	1,452	3,420	2,756

Contribution margin (c)	$813	$823	$1,495	$1,814

Local Pick-Up Pharmacy:
Net sales (d)	$23,953	$23,080	$48,929	$44,624
Cost of sales	21,262	20,795	43,180	40,089
Variable order costs (b)	1,020	976	2,074	1,922

Contribution margin (c)	$1,671	$1,309	$3,675	$2,613

Vision:
Net sales	$11,393	$12,891	$23,528	$25,742
Cost of sales	8,854	10,153	18,236	19,580
Variable order costs (b)	651	956	1,377	1,903

Contribution margin (c)	$1,888	$1,782	$3,915	$4,259

Consolidated:
Net sales	$96,892	$87,844	$196,465	$172,206
Cost of sales	77,036	70,283	156,372	136,528
Variable order costs (b)	7,671	7,030	15,918	13,725

Contribution margin (c)	$12,185	$10,531	$24,175	$21,953

(a)	Net sales in our OTC segment include wholesale OTC net sales and fulfillment fees generated through our agreement with Amazon.com totaling $1.8 million and $3.9 million for the three-month periods ended July 3, 2005 and June 27, 2004, respectively, and $4.3 million and $5.9 million for the six-month periods ended July 3, 2005 and June 27, 2004, respectively.

(b)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees, and royalty costs that are variable based on sales volume. These costs are discernable by business segment. These amounts exclude depreciation and fixed overhead costs that are not discernable by business segment.

(c)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of these sales and the incremental (variable) fulfillment and order processing costs of delivering orders to our customers and royalty costs.

(d)	Net sales in our local pick-up pharmacy segment include co-payments totaling $5.3 million and $4.9 million for the three-month periods ended July 3, 2005 and June 27, 2004, respectively, and $10.8 million and $9.7 million for the six-month periods ended July 3, 2005 and June 27, 2004, respectively.

Consolidated contribution margin for reportable segments	$12,185	$10,531	$24,175	$21,953
Less:
Fixed fulfillment and order processing (e)	2,352	3,086	5,025	6,237
Marketing and sales (f)	6,365	5,783	12,550	11,317
Technology and content	3,033	2,069	5,961	4,389
General and administrative	3,923	3,392	7,651	7,055
Amortization of intangible assets	752	1,032	1,553	2,084
Stock-based compensation	405	207	1,253	559

Operating loss	$(4,645)	$(5,038)	$(9,818)	$(9,688)

(e)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

(f)	These amounts exclude royalty expenses that are included in variable costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 2, 2005.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and our future financial and operational performance, made in this quarterly report are forward-looking. Words such as “expects,” “believes,” “anticipates,” “targets,” “intends,” “may,” “will,” “plan,” “continue,” “forecast,” “remains,” “would,” “should,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, are not guarantees of future performance and involve assumptions, risks, and uncertainties. Our actual results may differ significantly from those stated or implied in the forward-looking statements for a variety of reasons, including, among others, effects of changes in the economy, consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, the company’s limited operating history, difficulties establishing our brand, including the risk that our upcoming brand campaign may not be as successful as we anticipate, difficulties in building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, recent changes in senior management, risks related to systems interruptions, possible governmental regulation and the ability to manage a rapidly growing business. These and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the following discussion, in the section entitled “Business – Additional Factors That May Affect Our Business and Future Results” in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended January 2, 2005, filed with the Securities and Exchange Commission, or SEC, on March 18, 2005. A forward-looking statement should not be relied upon as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it, except as we otherwise specifically state.

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

•	Over-the-counter (OTC). Our OTC segment includes all non-prescription products sold online or over the telephone through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com and www.lensquest.com, and through our subsidiary Custom Nutrition Services, Inc., or CNS, at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com and www.pritikin@home.com. Our OTC segment also includes product revenues and fulfillment fees received under our wholesale OTC fulfillment agreement with Amazon.com, Inc., under which we act as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items, that encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. In addition, in 2005 we are making additional investments in marketing, including a new advertising campaign to increase awareness of our brand, and will be testing a number of new loyalty and marketing programs designed to drive long-term customer retention and growth.

•	Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online or over the telephone through the www.drugstore.com web store and delivered to customers through our mail-order facility. We obtain our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to and serve cash-paying and insurance-covered individuals and also serve as an independent, online solution for low-cost mail-order prescription services. We are currently a mail-order prescription drug provider for six pharmacy benefit management companies, or PBMs, and five third-party benefits companies. In 2005, we continue to focus our marketing efforts on establishing broader relationships with these PBMs and benefits companies and expanding our services to additional PBMs and benefits companies. For example, we recently entered into an agreement with Medical Services Company to be the exclusive provider of mail-order fulfillment services for their workers’ compensation prescription benefits. We anticipate that continued growth in this segment will substantially depend on our ability to grow prescription volumes through these efforts.

•	Local Pick-Up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills sold online or over the telephone through the www.drugstore.com web store or the www.riteaid.com web store (which is powered by the www.drugstore.com web store) and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and refill reminders.

•	Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, or Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2005, we intend to continue focusing on a strategy of balancing customer acquisition with net margin in order to maximize our profits, rather than focusing exclusively on growth.

Revenues. We generate revenue primarily from product sales and shipping fees. For the second quarter of 2005, we reported consolidated total net sales of $96.9 million, which reflects a $9.1 million, or 10%, increase over the second quarter of 2004. This net sales growth was driven by a 7% year-over-year increase in order volume, to 1.2 million orders, as well as a 3% year-over-year increase in our average net sales per order, to $78. Our net sales benefited from strong year-over-year growth in our flagship OTC and mail-order pharmacy segments, which grew by 17% and 22%, respectively, in the second quarter of 2005. Local pick-up revenues increased by 4% year-over-year. These increases in revenue were partially offset by a 12% year-over-year decrease in net sales in our vision segment.

Expenses. Our operating expenses, including cost of goods sold, decreased in the second quarter to 105% of net sales, compared to 106% in the second quarter of 2004, as a result of our fixed corporate infrastructure costs being spread over greater net sales. In the second quarter, cost of goods sold and fulfillment costs both decreased year-over-year as a percentage of net sales, while technology and content and general and administrative costs increased year-over-year as a percentage of net sales.

Net Loss; Cash Position. Our net loss for the second quarter decreased by 13%, or $655,000, to $4.3 million, compared to $5.0 million for the second quarter of 2004. We ended the second quarter with $56.0 million in cash, cash equivalents and marketable securities, compared to $34.2 million at January 2, 2005. This balance reflects cash flow activity in the first six months of 2005 consisting of $26.0 million in proceeds from the sale of 10.0 million shares of our common stock in a private placement, $1.0 million in proceeds from an advance under our revolving line of credit, and $1.1 million in proceeds from the exercise of stock options and sales under our employee stock purchase plan, partially offset by the use of $3.1 million to fund operating activities, $700,000 to repay long-term debt obligations and $2.4 million for capital expenditures.

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

Revenue Recognition

We recognize revenues in accordance with SAB No. 104, Revenue Recognition.

Revenues from sales of OTC, mail-order pharmacy and vision products delivered to customers (net of promotional discounts, cancellations, rebates and returns allowances) are recognized when the products are shipped and title passes to the customer. Return allowances, which reduce product sales, are estimated using historical experience. If our estimate of return allowances is too high, our revenues will be understated; if our estimate of these allowances is too low, our revenues will be overstated. Historically, product returns, and differences between our estimates and actual returns, have not been significant.

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

If our estimates of revenue growth or future cash flows prove to be inaccurate, we may have a future impairment of goodwill or other intangible assets.

Legal Proceedings

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations and financial position. See Note 7 of our condensed consolidated financial statements, Commitments and Contingencies, included in this quarterly report, for a description of our material legal proceedings.

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
	July 3, 2005	% Change	June 27, 2004	July 3, 2005	% Change	June 27, 2004
	($ in thousands, except average net sales per order)			($ in thousands, except average net sales per order)
Net sales	$96,892	10.3%	$87,844	$196,465	14.1%	$172,206
Segmented net sales information:
% of net sales from OTC	44.5%		41.8%	44.6%		41.9%
% of net sales from mail-order pharmacy	19.0%		17.2%	18.5%		17.2%
% of net sales from local pick-up pharmacy	24.7%		26.3%	24.9%		25.9%
% of net sales from vision	11.8%		14.7%	12.0%		14.9%

Average net sales per order from OTC	$57	2.7%	$56	$57	2.8%	$55
Average net sales per order from mail-order pharmacy	$145	9.4%	$133	$143	9.4%	$131
Average net sales per order from local pick-up pharmacy	$107	4.2%	$102	$107	5.1%	$102
Average net sales per order from vision	$82	4.9%	$78	$82	5.5%	$78

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

Total net sales increased for the three- and six-month periods ended July 3, 2005, compared to the three- and six-month periods ended June 27, 2004, primarily as a result of a 7% increase in order volume in the three-month period ended July 3, 2005, to 1.2 million orders, and a 10% increase in order volume in the six-month period ended July 3, 2005, to 2.5 million orders. This increase in order volume resulted primarily from strong growth in our OTC and mail-order pharmacy segments and, to a lesser extent, our local pick-up pharmacy segment. The number of customer orders includes new and repeat orders made through the drugstore.com website and the websites of our subsidiaries, and orders generated through our wholesale OTC fulfillment agreement with Amazon.com. We had 66,000 and 150,000 wholesale OTC orders for the three- and six-month periods ended July 3, 2005, and 92,000 and 153,000 wholesale OTC orders for the three- and six-month periods ended June 27, 2004. Total net sales also benefited from increases in the average net revenue per order of 3% in the three-month period ended July 3, 2005, to $78, and 3% in the six-month period ended July 3, 2005, to $78, compared to $76 and $75 in the same periods in 2004.

Our net sales in the OTC segment (including wholesale OTC) increased by 17%, to $43.1 million, and by 21%, to $87.6 million, for the three- and six-month periods ended July 3, 2005, compared to $36.7 million and $72.2 million for the three- and six-month periods ended June 27, 2004. Excluding wholesale OTC net sales and fulfillment fees of $1.8 million and $4.3 million for the three- and six-month periods ended July 3, 2005, compared to $3.9 million and $5.9 million for the three- and six-month periods ended June 27, 2004, our net sales in the OTC segment increased by 26% and 26% year-over-year. The increase in OTC net sales reflects increases of 14% and 18% in the number of OTC orders for the three- and six month periods ended July 3, 2005, to 754,000 orders and 1.5 million orders, compared to 660,000 orders and 1.3 million orders for the three- and six-month periods ended June 27, 2004. The increase in OTC net sales also reflects a year-over-year increase in each period in average net sales per order, which resulted from an increase in the average number of items per order, partially offset by a small decline in the average revenue per item that reflects our ongoing pricing strategies and promotional activities.

Our net sales in the mail-order pharmacy segment increased by 22%, to $18.4 million, and by 23%, to $36.4 million, for the three- and six-month periods ended July 3, 2005, compared to $15.1 million and $29.6 million for the three- and six-month periods ended June 27, 2004. This increase in net sales reflects increases of 11% and 12% in the number of mail-order pharmacy orders for the three- and six-month periods ended July 3, 2005, to 127,000 orders and 253,000 orders, compared to 114,000 orders and 226,000 orders for the three- and six-month periods ended June 27, 2004. The increase in mail-order pharmacy net sales also reflects a year-over-year increase in each period in average net sales per order. The increase in average net sales per order resulted from a larger proportion of customers purchasing supply quantities of 90 days or more and an increase of approximately 5% during 2004 in prescription prices resulting from higher pharmaceutical costs.

Our net sales in the local pick-up pharmacy segment increased by 4%, to $24.0 million, and by 10%, to $48.9 million, for the three- and six-month periods ended July 3, 2005, compared to $23.1 million and $44.6 million for the three- and six-month periods ended June 27, 2004. The increase in net sales in the three-month period ended July 3, 2005 resulted from an increase in average net sales per order resulting from increases in the average price per prescription charged by Rite Aid and the average number of prescriptions per order. Local pick-up pharmacy orders for the three-month period ended July 3, 2005 remained flat at 224,000 orders, compared to 225,000 orders for the three-month period ended June 27, 2004. The increase in net sales in the six-month period ended July 3, 2005 reflects an increase of 4% in the number of local pick-up pharmacy orders for the six-month period ended July 3, 2005, to 458,000 orders, compared to 440,000 orders for the six-month period ended June 27, 2004. The increase in net sales in the six-month period ended July 3, 2005 also resulted from increases in average net sales per order resulting from increases in the average price per prescription charged by Rite Aid and the average number of prescriptions per order.

Our net sales in the vision segment decreased by 12%, to $11.4 million, and by 9%, to $23.5 million, for the three- and six-month periods ended July 3, 2005, compared to $12.9 million and $25.7 million for the three- and six-month periods ended June 27, 2004. This decrease in net sales for the three- and six-month periods ended July 3, 2005 reflects a year-over-year decrease of 16% and 13% in the number of vision orders, to 139,000 orders and 286,000 orders, compared to 165,000 orders and 331,000 orders for the three- and six-month periods ended June 27, 2004, partially offset by a year-over-year increase in average net sales per order resulting primarily from an increase in the average number of items per order and increased purchases of higher-priced specialty contact lenses.

Customer Data. We obtained 276,000 new customers during the second quarter of 2005, increasing our total customer base to approximately 6.6 million customers since inception. Orders from repeat customers as a percentage of total orders increased to 72% and 71% for the three- and six-month periods ended July 3, 2005, compared to 67% for each of the three- and six-month periods ended June 27, 2004, as a result of an increase in our trailing 12-month active customer base. Wholesale OTC orders are included in the number of total orders but are considered neither repeat nor new orders for purposes of calculating repeat orders as a percentage of total orders. Our trailing 12-month active customer base grew by 13% to 1.9 million customers as of the end of the second quarter of 2005, compared to 1.7 million customers as of the end of the second quarter of 2004. Our trailing 12-month net sales per active customer grew year-over-year by $15, or 8%, to approximately $193 as of the end of the second quarter of 2005. Our trailing 12-month active customer base, which reflects those customers who have purchased at least once within the last 12 months, and our trailing 12-month revenue per active customer exclude customers and revenue associated with our wholesale OTC business.

Cost of Sales

	Three Months Ended			Six Months Ended
	July 3, 2005	% Change	June 27, 2004	July 3, 2005	% Change	June 27, 2004
	($ in thousands)			($ in thousands)
Cost of sales	$77,036	9.6%	$70,283	$156,372	14.5%	$136,528
Percent of net sales	79.5%		80.0%	79.6%		79.3%

Segmented cost of sales information:
OTC cost of sales as a % of OTC net sales	71.8%		72.1%	72.5%		71.7%
Mail-order pharmacy cost of sales as a % of mail-order pharmacy net sales	86.5%		85.0%	86.5%		84.6%
Local pick-up pharmacy cost of sales as a % of local pick-up pharmacy net sales	88.8%		90.1%	88.3%		89.8%
Vision cost of sales as a % of vision net sales	77.7%		78.8%	77.5%		76.1%

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

Total cost of sales increased in absolute dollars for the three- and six-month periods ended July 3, 2005, compared to the three- and six-month periods ended June 27, 2004, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales decreased year-over-year for the three-month period ended July 3, 2005, primarily as a result of improved product margins in our OTC, local pick-up pharmacy and vision segments, partially offset by increased promotional activity, lower product margins in our mail-order pharmacy segment, and higher shipping costs in our OTC and vision segments. Cost of sales as a percentage of net sales increased slightly year-over-year for the six-month period ended July 3, 2005, as a result of higher shipping costs in our OTC and vision segments and lower margins in our mail-order pharmacy segment, partially offset by higher margins in our OTC, vision and local pick-up pharmacy segments.

Cost of sales in our OTC segment increased to $31.0 million and $63.5 million for the three- and six month periods ended July 3, 2005, compared to $26.5 million and $51.8 million for the three- and six-month periods ended June 27, 2004, primarily as a result of increased order volume. Cost of sales as a percentage of net sales in this segment decreased slightly year-over-year for the three-month period ended July 3, 2005, as a result of increased product margins, partially offset by increased promotional activity and higher per-order shipping costs. Cost of sales as a percentage of net sales increased in the six-month period ended July 3, 2005, as a result of higher per-order shipping costs, partially offset by increased product margins. The increase in per-order shipping costs in both periods reflected rate increases from our shipping carriers and a greater number of items per order, partially offset by cost reductions resulting from a change in our shipping policy.

Cost of sales in our mail-order pharmacy segment increased to $15.9 million and $31.5 million for the three- and six-month periods ended July 3, 2005, compared to $12.9 million and $25.1 million for the three- and six-month periods ended June 27, 2004, as a result of increased order volume and increased per-order product costs. Per-order product costs, and cost of sales as a percentage of net sales, in this segment increased year-over-year for the three- and six-month periods ended July 3, 2005, as a result of our initiatives to grow this segment by providing third-party fulfillment services to PBMs and third-party benefits companies. This strategy focuses on fulfilling 90-day-or-greater order quantities, which generates higher per-order revenue than 30-day quantity orders but which also results in higher per-order costs and lower product margins.

Cost of sales in our local pick-up pharmacy segment increased to $21.3 million and $43.2 million for the three- and six-month periods ended July 3, 2005, compared to $20.8 million and $40.1 million for the three- and six-month periods ended June 27, 2004, as a result of increased product costs in both periods and increased order volume in the six-month period ended July 3, 2005. Cost of sales as a percentage of net sales in this segment decreased year-over-year in the three- and six-month periods ended July 3, 2005, as a result of selling a higher proportion of higher-margin generic drugs compared to lower-margin branded drugs, as well as growth in the margin on sales of generic drugs.

Cost of sales in our vision segment declined to $8.9 million and $18.2 million for the three- and six-month periods ended July 3, 2005, compared to $10.2 million and $19.6 million for the three- and six-month periods ended June 27, 2004, as a result of a decrease in order volume. Cost of sales as a percentage of net sales in this segment decreased year-over-year in the three-month period ended July 3, 2005 as a result of increased product margins, partially offset by higher shipping costs. Cost of sales as a percentage of net sales increased year-over-year in the six-month period ended July 3, 2005 as a result of higher shipping costs and lower sales prices reflecting increased price competition in the marketplace. The increase in shipping costs in both periods reflected a rate increase from one of our shipping carriers.

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

Fulfillment and Order Processing Expenses

	Three Months Ended			Six Months Ended
	July 3, 2005	% Change	June 27, 2004	July 3, 2005	% Change	June 27, 2004
	($ in thousands)			($ in thousands)
Fulfillment and order processing expenses	$9,366	(2.0%)	$9,560	$19,651	4.4%	$18,817
Percentage of net sales	9.7%		10.9%	10.0%		10.9%

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

Fulfillment and order processing expenses for the three-month period ended July 3, 2005 were comprised of $7.0 million of variable costs and $2.4 million of fixed costs, compared to $6.5 million of variable costs and $3.1 million of fixed costs for the same period in 2004. Fulfillment and order processing expenses for the six-month period ended July 3, 2005 were comprised of $14.7 million of variable costs and $5.0 million of fixed costs, compared to $12.6 million of variable costs and $6.2 million of fixed costs for the same period in 2004. Variable fulfillment and order processing expenses increased by 8.3% and 16.3% year-over-year for the three- and six-month periods ended July 3, 2005, primarily due to an increase in order volume and, to a lesser extent, an increase in variable per-order fulfillment costs in our OTC and mail-order pharmacy segments, partially offset by decreases in order volume and variable per-order fulfillment costs in our vision segment. Fixed fulfillment and order processing expenses decreased by 23.8% and 19.4% year-over-year for the three- and six-month periods ended July 3, 2005, as a result of a decrease in depreciation expense for assets fully depreciated during 2004. Fulfillment and order processing expenses as a percentage of net sales declined year-over-year for the three- and six-month periods ended July 3, 2005 as greater order volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expenses

	Three Months Ended			Six Months Ended
	July 3, 2005	% Change	June 27, 2004	July 3, 2005	% Change	June 27, 2004
	($ in thousands)			($ in thousands)
Marketing and sales expenses	$7,022	10.8%	$6,339	$13,842	11.1%	$12,462
Percentage of net sales	7.2%		7.2%	7.0%		7.2%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts. In addition, marketing and sales expense include CNS-related royalties of $657,000 and $1.3 million for the three- and six-month periods ended July 3, 2005, compared to $556,000 and $1.1 million for three- and six-month periods ended June 27, 2004.

Marketing and sales expenses increased year-over-year in absolute dollars for the three- and six-month periods ended July 3, 2005, but remained flat as a percentage of net sales for the three-month period ended July 3, 2005 and decreased slightly as a percentage of net sales for the six-month period ended July 3, 2005. Marketing and sales dollars per new customer (including brand development costs) increased to $25 and $24 for the three- and six-month periods ended July 3, 2005, compared to $22 and $21 for the same periods in 2004. The increase in absolute dollars was primarily due to increased personnel expenses and approximately $700,000 and $1.1 million of costs related to our brand development initiatives for the three- and six-month periods ended July 3, 2005, partially offset by decreased marketing costs related to our vision segment. Our marketing and sales expense as a percentage of net sales remained flat for the three-month period ended July 3, 2005 and decreased for the six-month period ended July 3, 2005 because the increase in our cost to acquire new customers was offset by a higher proportion of repeat orders compared to new customer orders in our total order volume, as well as a growing trailing 12-month customer base, primarily in our OTC segment, and growth in our annual revenue per active customer in all business segments.

In addition to our usual marketing activities, we intend to spend an additional $4.5 million in the third and fourth quarters of 2005 in support of our brand development initiatives.

Technology and Content Expenses

	Three Months Ended			Six Months Ended
	July 3, 2005	% Change	June 27, 2004	July 3, 2005	% Change	June 27, 2004
	($ in thousands)			($ in thousands)
Technology and content expenses	$3,033	46.6%	$2,069	$5,961	35.8%	$4,389
Percentage of net sales	3.1%		2.4%	3.0%		2.5%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in maintaining and making routine upgrades and enhancements to our websites and their content. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and our websites’ content and design expenses.

Technology and content expenses for the three- and six-month periods ended July 3, 2005 increased year-over-year in both absolute dollars and as a percentage of net sales. The increases resulted primarily from increased personnel costs of $526,000 and $803,000 (which amounts reflect capitalized labor costs of $384,000 and $821,000 for the three- and six-month periods ended July 3, 2005, compared to $417,000 and $605,000 for the three- and six-month periods ended June 27, 2004) and increased depreciation costs of $234,000 and $548,000 from the acquisition of software and computer equipment related to enhancements to our IT infrastructure.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	July 3, 2005	% Change	June 27, 2004	July 3, 2005	% Change	June 27, 2004
	($ in thousands)			($ in thousands)
General and administrative expenses	$3,923	15.7%	$3,392	$7,651	8.4%	$7,055
Percentage of net sales	4.0%		3.9%	3.9%		4.1%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel expenses and other general corporate expenses.

General and administrative expenses for the three- and six-month periods ended July 3, 2005 increased year-over-year in absolute dollars and remained relatively flat as a percentage of net sales. The increase in absolute dollars resulted primarily from increases in personnel costs of $600,000 and $770,000, partially offset by lower depreciation expenses related to assets being fully depreciated in 2004. The relative consistency of general and administrative expenses as a percentage of net sales resulted from our fixed corporate infrastructure costs being spread over more net sales.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	July 3, 2005	% Change	June 27, 2004	July 3, 2005	% Change	June 27, 2004
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$752	(27.1%)	$1,032	$1,553	(25.5%)	$2,084

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS, Acumins, Inc., Vision Direct, and assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names and trademarks.

Amortization expense for the three- and six-month periods ended July 3, 2005 decreased year-over-year as a result of the write-down of intangible assets related to our vision segment, which we recorded in the second half of 2004.

Stock-based Compensation

	Three Months Ended			Six Months Ended
	July 3, 2005	% Change	June 27, 2004	July 3, 2005	% Change	June 27, 2004
	($ in thousands)			($ in thousands)
Stock-based compensation	$405	95.7%	$207	$1,253	124.2%	$559

We record deferred stock-based compensation expense in connection with stock options granted at below market value on the date of grant to our employees in all operating expense categories. The deferred stock-based compensation expense amounts for these options represent the difference between the exercise price of the options and the fair value of our common stock on the date of grant. In addition, we record stock-based compensation in connection with options and warrants issued to non-employees for the performance of services and when we modify options or warrants. The deferred stock-based compensation expense amounts for these options and warrants represent the fair value of the options or warrants, as determined using the Black-Scholes method. All such amounts are amortized to expense over the vesting periods of the options and warrants granted, using the multiple-option approach.

For the three-month periods ended July 3, 2005 and June 27, 2004, we recognized stock-based compensation expense related to the amortization of deferred stock-based compensation for stock options issued with an exercise price lower than the fair value of the underlying common stock of $349,000 and $35,000, and for the six-month periods ended July 3, 2005 and June 27, 2004, we recognized $892,000 and $163,000 of this stock-based compensation expense. For the three-month periods ended July 3, 2005 and June 27, 2004, we recognized $1,000 and $176,000 of stock-based compensation expense related to certain options that were modified for terminated employees, and for the six-month periods ended July 3, 2005 and June 27, 2004, we recognized $145,000 and $400,000 of this stock-based compensation expense. For the three-month periods ended July 3, 2005 and June 27, 2004, we recognized stock-based compensation expense of $55,000 and $0 related to the issuance of options and warrants to non-employees for the performance of services, and for the six-month periods ended, we recognized $216,000 and $0 of this stock-based compensation expense. For the three- and six-month periods ended June 27, 2004, we reversed $4,000 of stock-based compensation expense as a result of employee terminations.

Interest Income and Expense

	Three Months Ended			Six Months Ended
	July 3, 2005	% Change	June 27, 2004	July 3, 2005	% Change	June 27, 2004
	($ in thousands)			($ in thousands)
Interest income, net	$340	335.9%	$78	$519	226.4%	$159

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Net interest income increased year-over-year for the three- and six-month periods ended July 3, 2005 as a result of increased cash, cash equivalents and marketable securities balances resulting from our March 2005 private placement.

Income Taxes

There was no provision or benefit for income taxes for the three- and six-month periods ended July 3, 2005 and June 27, 2004 due to our ongoing operating losses.

Recent Accounting Pronouncements

Share-Based Payments

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which is a revision of Statement No. 123, Accounting for

Stock-Based Compensation, or FAS 123. FAS 123R supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends SFAS No. 95, Statement of Cash Flows. FAS 123R applies to all stock-based compensation transactions in which a company acquires services by (a) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans, or (b) incurring liabilities that are based on the company’s stock price. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in a company’s financial statements based on their fair values at the date of grant. On March 29, 2005, the SEC issued SAB No. 107, Share-Based Payments, which expresses the SEC’s views on FAS 123R, including but not limited to applying share-based payments to non-employees, valuation methods, classification of compensation expense and accounting for income tax effects. FAS 123R is effective for public companies no later than the beginning of the fiscal year beginning after June 15, 2005, and we will adopt it in the first quarter of our fiscal year ending December 31, 2006. FAS 123R permits public companies to adopt its requirements using either the modified-prospective method or the modified-retrospective method. We plan to adopt FAS 123R using the modified-prospective method.

As permitted by FAS 123, we currently account for share-based payments to employees using the intrinsic value method under APB 25. As a result, we recognize no compensation expense for employee stock options, except for options granted with an exercise price lower than the market price on the date of grant. The adoption of FAS 123R’s fair value method will require us to recognize compensation expense for employee stock options and other share-based payments to employees, based on their fair market value on the date of grant. This will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The magnitude of the impact of the adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of adjusted net loss and loss per share set forth in Note 5 of our accompanying condensed consolidated financial statements (Stock-Based Compensation), included in this quarterly report.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which is a replacement of APB Opinion No. 20, Accounting Changes, or APB 20, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We believe the accounting provisions of SFAS 154 will not have a material effect on our financial statements.

Liquidity and Capital Resources

We have incurred net losses of $725.7 million since inception. We believe that we will continue to incur net losses for at least the next year, and possibly longer. From our inception through July 3, 2005, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $412.7 million.

Discussion of Cash Flows

	Six Months Ended
	July 3, 2005	% Change	June 27, 2004 (Note 3)
	($ in thousands)
Net cash used in operating activities	$(3,129)	(45.0%)	$(5,687)
Net cash (used in) provided by investing activities	$(20,526)	(553.2%)	$4,529
Net cash provided by financing activities	$27,350	1,908.1%	$1,362
Net increase in cash and cash equivalents	$3,695	1,711.3%	$204

Net cash used in operating activities for the six-month periods ended July 3, 2005 and June 27, 2004 primarily reflects net losses and changes in operating assets and liabilities, partially offset by non-cash expenses. Net cash used in operating activities decreased in the six-month period ended July 3, 2005, compared to the prior year, primarily as a result of decreased uses of other working capital.

Net cash used in investing activities for the six-month period ended July 3, 2005 was primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, partially offset by the net proceeds received from the sale and maturity of marketable securities. Net cash provided by investing activities for the six-month period ended June 27, 2004 was primarily attributable to the net proceeds from the sale and maturity of marketable securities offset by the purchase of marketable securities and the acquisition of fixed assets.

Net cash provided by financing activities for the six-month period ended July 3, 2005 was attributable to $26.0 million of net proceeds received from the sale of 10.0 million shares of our common stock, cash provided from exercises of employee stock options, and borrowings under our revolving line of credit agreement with a bank, partially offset by payments on our debt obligations. Net cash provided by financing activities for the six-month period ended June 27, 2004 was attributable to cash provided from exercises of employee stock options, partially offset by payments on our debt obligations.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, auction rate securities, corporate notes and government bonds, are considered short-term as they are available to fund current operations.

The following table provides information regarding our balances of cash and cash equivalents and marketable securities at July 3, 2005 and January 2, 2005:

	July 3, 2005	January 2, 2005
	(In thousands)
Cash and cash equivalents	$19,186	$15,491
Marketable securities	36,862	18,728

Total	$56,048	$34,219

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. In the third and fourth quarters of 2005, we intend to spend approximately $4.5 million in marketing for our new brand campaign. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and the section entitled “Additional Factors That May Affect Our Business and Future Results” in Part I, Item 1 of our annual report on Form 10-K for the year ended January 2, 2005.

In December 2004, we secured additional funding from Silicon Valley Bank, or SVB, through a $2.0 million term loan for capital equipment expenditures and a revolving line of credit allowing for borrowings up to $1.0 million through June 30, 2005 and an additional $2.0 million of borrowings thereafter. The term loan accrues interest on the outstanding principal balance at a fixed rate of 5.75% and is payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. As of July 3, 2005, $1.7 million was outstanding under the term loan and $1.0 million was outstanding under the revolving line of credit. The line of credit and term loan are collateralized by our equipment, inventories, and intangible assets. The agreement contains certain financial and non-financial covenants with which we were in compliance at July 3, 2005.

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

As of July 3, 2005, we did not have any future material noncancelable commitments to purchase goods or services.

We believe that our sources of cash will be sufficient to fund our operations and anticipated capital expenditures until we begin generating positive operating cash flow. However, we may need to raise additional funds for strategic flexibility (if, for example, we pursue business or technology acquisitions or decide to build a new distribution center). We have in the past and will continue to assess opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Management Outlook

For the third quarter of fiscal year 2005, we are targeting net sales in the range of $93.0 million to $96.0 million and a net loss in the range of $7.5 million to $8.5 million. The net loss range reflects the impact of an aggregate of $4.5 million in additional marketing expenses that we plan to incur in the third and fourth quarters of 2005 in support of our brand advertising campaign.

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

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of July 3, 2005, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to them in a timely fashion.

During the quarter ended July 3, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 of our condensed consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on June 8, 2005. The following matters were voted upon at the meeting:

Proposal 1: The following directors were elected:

Nominee	Votes for	Votes Withheld
Melinda French Gates	81,081,597	1,189,822
Dawn G. Lepore	81,976,889	294,530
Dan Levitan	81,084,359	1,187,060
G. Charles Roy, 3rd	81,511,087	760,332
William D. Savoy	81,964,487	306,932
Gregory S. Stanger	81,964,864	306,555

Proposal 2: The ratification of the appointment of Ernst & Young, LLP to serve as our independent registered public accounting firm for fiscal year 2005 was approved, with 82,146,577 votes for, 69,955 against and 54,887 abstentions.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated April 23, 2003 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s Annual Report on Form 10-K/A for the fiscal year ended December 29, 2002 (SEC File No. 000-26137)).

4.1	Warrant issued to Heidrick & Struggles, Inc. on February 14, 2005 (incorporated by reference to Exhibit 4.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005 (SEC File No. 000-26137)).

10.1	Offer letter of Jonathan Tinter dated April 6, 2005 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed April 28, 2005 (SEC File No. 000-26137)).

10.2	Offer letter of Matthew Stepka dated April 18, 2005 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K filed April 28, 2005 (SEC File No. 000-26137)).

10.3	Offer letter of Talat Sadiq dated April 6, 2005 (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Current Report on Form 8-K filed April 28, 2005 (SEC File No. 000-26137)).

10.4	Offer letter of John Helm dated April 25, 2005 (incorporated by reference to Exhibit 10.4 to drugstore.com, inc.’s Current Report on Form 8-K filed April 28, 2005 (SEC File No. 000-26137)).

31.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert A. Barton, Vice President, Chief Financial Officer and Treasurer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert A. Barton, Vice President, Chief Financial Officer and Treasurer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ Robert A. Barton
Robert A. Barton Vice President, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)

Date: August 12, 2005