Form 10-Q
period 2005-10-02
DRUGSTORE COM INC
filed 2005-11-10
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒.

As of November 1, 2005, the registrant had 92,834,823 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three and nine months ended October 2, 2005

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(unaudited)		(unaudited)
Net sales	$96,596	$84,287	$293,061	$256,493
Costs and expenses:
Cost of sales	77,419	67,702	233,791	204,231
Fulfillment and order processing	9,772	9,590	29,423	28,406
Marketing and sales	8,803	5,749	22,645	18,212
Technology and content	3,262	2,256	9,223	6,644
General and administrative	3,709	4,287	11,360	11,342
Amortization of intangible assets	745	1,072	2,298	3,156
Stock-based compensation (1)	378	56	1,631	615
Impairment of goodwill and other intangible assets	—	26,480	—	26,480

Total costs and expenses	104,088	117,192	310,371	299,086

Operating loss	(7,492)	(32,905)	(17,310)	(42,593)
Interest income, net	384	62	903	221

Net loss	$(7,108)	$(32,843)	$(16,407)	$(42,372)

Basic and diluted net loss per share	$(0.08)	$(0.43)	$(0.18)	$(0.56)

Weighted average shares outstanding used to compute basic and diluted net loss per share	92,641,952	76,493,041	90,119,313	75,474,903

(1) Set forth below are the amounts of stock-based compensation that, if recorded by operating function, would be classified in the Statements of Operations as follows:

Fulfillment and order processing	$2	$5	$2	$34
Marketing and sales	—	1	159	63
Technology and content	—	42	5	74
General and administrative	376	8	1,465	444

Total	$378	$56	$1,631	$615

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 2, 2005	January 2, 2005
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$15,804	$15,491
Marketable securities	30,415	18,728
Accounts receivable, net of allowances	32,807	35,344
Inventories	20,370	19,287
Prepaid marketing expenses	3,644	2,290
Other current assets	2,708	3,027

Total current assets	105,748	94,167
Fixed assets, net	15,341	13,626
Other intangible assets, net	8,101	10,399
Goodwill, net	32,202	32,202
Prepaid marketing expenses and other	6,399	8,117

Total assets	$167,791	$158,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,635	$57,510
Accrued compensation	3,139	3,559
Accrued marketing expenses	2,809	2,567
Other current liabilities	3,684	3,837
Current portion of long-term debt	2,234	1,158

Total current liabilities	65,501	68,631
Deferred income taxes	945	945
Long-term debt, less current portion	1,044	1,807
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized; 92,834,729 and 81,440,927 shares issued and outstanding	835,378	807,142
Deferred stock-based compensation	(2,245)	(3,598)
Other comprehensive loss	(9)	—
Accumulated deficit	(732,823)	(716,416)

Total stockholders’ equity	100,301	87,128

Total liabilities and stockholders’ equity	$167,791	$158,511

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 2, 2005	September 26, 2004
Operating Activities:
Net loss	$(16,407)	$(42,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,871	5,571
Amortization of marketing and sales agreements	1,718	1,718
(Gain) /loss on disposal of fixed assets	100	(19)
Amortization of intangible assets	2,298	3,156
Stock-based compensation	1,631	615
Impairment of goodwill and other intangible assets	—	26,480
Litigation settlement	—	475
Changes in:
Accounts receivable	2,537	(4,794)
Inventories	(1,083)	(2,359)
Other current assets	(1,035)	(256)
Accounts payable and accrued expenses	(4,206)	1,536

Net cash used in operating activities	(10,576)	(10,249)
Investing Activities:
Purchases of marketable securities	(36,571)	(11,940)
Sales and maturities of marketable securities	24,875	28,770
Purchase of fixed assets	(5,178)	(3,258)

Net cash (used in) provided by investing activities	(16,874)	13,572
Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,997	3,991
Proceeds from private placement financing, net of issuance costs	25,961	—
Principal payments on debt obligations	(1,195)	(332)
Borrowings under revolving line of credit	1,000	—

Net cash provided by financing activities	27,763	3,659
Net increase in cash and cash equivalents	313	6,982
Cash and cash equivalents at beginning of period	15,491	7,035

Cash and cash equivalents at end of period	$15,804	$14,017

Supplemental Cash Flow Information:
Non-cash leasehold incentive provided by landlord	$—	$2,331
Equipment acquired in capital lease agreements	$508	$—

See accompanying notes to condensed consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of the Business

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy solutions. We sell health, beauty, wellness, personal care, sexual well-being, and pharmacy products through our website at www.drugstore.com and prestige beauty products through www.beauty.com, which is also accessible through the drugstore.com website. We offer customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS), through websites located at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com, www.pritikin@home.com, and marketplaces located at www.drweil.com and other Dr. Weil-related websites. We sell contact lenses through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries (collectively, Vision Direct), through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. Our customers are located primarily in the United States and Canada, but our products are available to consumers worldwide.

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

2.	Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed consolidated balance sheets, statements of operating results, and statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2006 or any other interim period due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at January 2, 2005 has been derived from audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 2, 2005.

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

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and these estimates could be material.

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which is a replacement of APB Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS 154 will not have a material effect on our financial statements.

Reclassifications

Certain amounts included in the condensed consolidated statement of cash flows for the nine months ended September 26, 2004 have been reclassified to conform to the 2005 presentation. Reclassifications were made between cash, cash equivalents and marketable securities and purchase and sale activity related to marketable securities. Reclassifications include a decrease to purchases of marketable securities of $5.4 million and a decrease to sales of marketable securities of $14.5 million, resulting in a decrease to net cash provided by investing activities of $9.1 million. The reclassifications did not impact our results of operations or financial position.

4.	Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares that are contingently issuable pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(7,108)	$(32,843)	$(16,407)	$(42,372)

Denominator:
Weighted average shares outstanding	92,641,952	79,908,336	90,119,313	78,890,198
Less: weighted average common shares contingently issuable pursuant to contractual terms	—	(3,415,295)	—	(3,415,295)

Shares used in computation of basic and diluted net loss per share	92,641,952	76,493,041	90,119,313	75,474,903

Basic and diluted net loss per share	$(0.08)	$(0.43)	$(0.18)	$(0.56)

At October 2, 2005 and September 26, 2004, there were 16,092,273 shares and 12,960,470 shares, respectively, of common stock subject to stock options and 615,000 shares and 500,000 shares, respectively, of common stock subject to warrants that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

5.	Stock-Based Compensation

We account for our employee stock option plan and our employee stock purchase plan using the intrinsic value method, which follows the recognition and measurement principles of APB 25 and related Interpretations. The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant or when the options are modified. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation expense is recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock on the date of grant. Deferred stock-based compensation expense is being amortized over the vesting period of the underlying options using the multiple-option approach.

For the three-month periods ended October 2, 2005 and September 26, 2004, we recognized stock-based compensation expense of $295,000 and $56,000, respectively, related to the amortization of deferred stock-based compensation related to stock options issued with an exercise price lower than the fair value of the underlying common stock; and $83,000 and $0, respectively, related to the issuance of options and warrants to non-employees for the performance of services. For the nine-month periods ended October 2, 2005 and September 26, 2004, we recognized stock-based compensation expense of $1,186,000 and $219,000, respectively, related to the amortization of deferred stock-based compensation related to stock options issued with an exercise price lower than the fair value of the underlying common stock; $145,000 and $400,000, respectively, related to certain options that were modified for terminated employees; and $300,000 and $0, respectively, related to the issuance of options and warrants to non-employees for the performance of services. For the nine-month periods ended October 2, 2005 and September 26, 2004, we reversed $0 and $4,000, respectively, of stock-based compensation expense as a result of employee terminations.

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

If the stock-based compensation granted to employees under our stock option plan and employee stock purchase plan had been determined based on the fair value method, as promulgated by FAS 123, our net loss would have been adjusted to the following amounts for the three- and nine-month periods ended October 2, 2005 and September 26, 2004:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004 (1)	October 2, 2005	September 26, 2004 (1)
Net loss, as reported	$(7,108)	$(32,843)	$(16,407)	$(42,372)
Add: Stock-based compensation, as reported	378	56	1,631	615
Deduct: Total stock-based compensation determined under fair value method for all awards	(2,560)	(2,095)	(7,047)	(8,533)

Net loss - FAS 123 adjusted	$(9,290)	$(34,882)	$(21,823)	$(50,290)

Basic and diluted net loss per share - as reported	$(0.08)	$(0.43)	$(0.18)	$(0.56)

Basic and diluted net loss per share – FAS 123 adjusted	$(0.10)	$(0.46)	$(0.24)	$(0.67)

(1)	During our preparation of footnotes to the consolidated financial statements for fiscal 2004, we determined that the calculation of the pro forma stock-based compensation expense reported under FAS 123 for the three- and nine-month periods ended September 26, 2004, as reported, inadvertently overstated expense relating to modified stock option awards. Accordingly, the amounts of the pro forma stock-based compensation expense reported under FAS 123 for the three- and nine-month periods ended September 26, 2004 presented in the table above have been restated, resulting in a decrease of $477,000 and $741,000, respectively, from the previously reported amounts for 2004. This restatement had no effect on our previously reported consolidated results of operations or financial condition.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option grant:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Risk-free interest rate	3.96%	2.94%	3.86%	2.68%
Expected life	3.2 years	3 years	3.2 years	3 years
Volatility	82%	99%	83%	99%

6.	Stockholders’ Equity

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

Legal Proceedings

Class Action Laddering Litigation. On and after July 6, 2001, eight stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York naming drugstore.com as a defendant, along with the underwriters and certain of our present and former officers and directors (the Individual Defendants), in connection with our July 27, 1999 initial public offering and March 15, 2000 secondary offering (together, the Offerings). The complaints against drugstore.com have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period July 28, 1999 to December 6, 2000. In general, the complaint alleges that the prospectuses through which we conducted the Offerings were materially false and misleading for failure to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby the underwriters agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the after-market at predetermined prices. The complaint asserts violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The action seeks damages in an unspecified amount and other relief. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies or their former officers and directors. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against drugstore.com. On October 13, 2004, the Court certified a class in nine of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in our case.

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

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. These modifications have been made. There is no assurance that the Court will grant final approval to the settlement. We are unable to estimate the potential damages that might be awarded if the settlement were not approved, we were found liable, there arose a material limitation with respect to our insurance coverage, or the amount awarded were to exceed our insurance coverage. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse affect on our financial position and results of operations.

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based upon its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. We do not currently collect and do not believe that we are required to collect New Jersey sales tax. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not the retailing entity in that state. The appeal is pending and trial is scheduled for March 2006. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements with respect to the sales tax alleged to be due. If we are unsuccessful in our appeal, the state of New Jersey may expand its assessment to include other years for which we did not collect sales tax. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. However, the ultimate outcome of this matter could result in substantial tax liabilities for our past sales and have a material adverse affect on our financial position and results of operations.

Federal Securities Action. On and after June 25, 2004, several putative class actions were filed in the United States District Court for the Western District of Washington against drugstore.com and certain of its present and former officers for alleged violations of the federal securities laws. The suits purport to have been filed on behalf of purchasers of our common stock between January 14, 2004 and June 10, 2004. The complaints generally allege that the defendants made false and misleading statements about our prospects for fiscal year 2004 and failed to disclose, among other things, (i) a negative impact on our gross margins from the integration of our acquisition of Vision Direct and from our free 3-day shipping promotion, and (ii) a negative impact on our sales growth arising from cancellations of certain expired prescriptions. On October 8, 2004, the Court issued an order consolidating the individual actions. On November 1, 2004, the Court appointed lead plaintiffs and lead plaintiffs’ counsel. On January 11, 2005, the

Consolidated Amended Complaint was filed by the lead plaintiffs. On March 15, 2005, the defendants moved to dismiss the complaint, and October 19, 2005, the Court granted the motion and dismissed all of the plaintiffs’ claims. Applying the heightened pleading standards of the Private Securities Litigation Reform Act of 1995, or PSLRA, the Court found that all of the allegedly false statements were “forward-looking statements” and were accompanied by sufficient cautionary language to fall under the safe harbor for forward-looking statements provided by the PSLRA. Plaintiffs were granted 30 days to amend the complaint, and we do not know whether they will do so. No amounts have been accrued for this matter, as our liability, if any, cannot be reasonably estimated. The ultimate outcome of this matter could have a material adverse effect on our financial position and results of operations.

Stockholder Derivative Action. On August 13, 2004, two stockholder derivative actions were filed by plaintiffs Gerald Rusk and George Zimmer in the Superior Court of the state of Washington, King County, against certain of our present and former officers and directors. The derivative plaintiffs allege breach of fiduciary duty based on the failure to prevent the disclosure violations alleged in the securities complaints. Plaintiffs also allege abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. These actions seek damages from the defendants on behalf of drugstore.com, which is a nominal defendant in the actions. Plaintiffs allege that certain of the defendants breached their fiduciary duties by selling drugstore.com stock while in possession of material non-public information. On January 21, 2005, the defendants moved to stay proceedings pending further developments in the federal securities action. On June 13, 2005, the Court denied the motion to stay. Plaintiffs filed a consolidated amended complaint on July 29, 2005 and, by stipulation of the parties, the defendants must respond by November 15, 2005.

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

We have four reporting segments: over-the-counter (OTC), mail-order pharmacy, local pick-up pharmacy, and vision. The OTC segment is comprised of the sales and related costs of selling health, beauty, personal care, and wellness products through our websites and customized nutritional supplement programs through CNS. The OTC segment also includes wholesale OTC net sales and fulfillment fees generated through our agreement with Amazon.com, Inc., which we terminated effective November 9, 2005, and net sales of consignment products. The mail-order pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website for mail-order delivery. The local pick-up pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website and the RiteAid.com website for pick-up at a local Rite Aid store. Our vision segment reflects sales and related costs of selling contact lenses through Vision Direct. We manage our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume). In 2004, we revised our contribution margin definition and calculation methodology to reflect the benefits of segment advertising revenues and the impacts of royalty costs. Amounts previously reported have been reclassified to reflect these changes.

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Over-the-Counter (OTC):
Net sales (a)	$41,701	$35,249	$129,340	$107,441
Cost of sales	30,462	26,042	93,964	77,824
Variable order costs (b)	4,664	4,039	13,711	11,183

Contribution margin (c)	6,575	5,168	21,665	18,434

Mail-Order Pharmacy:
Net sales	$19,249	$16,184	$55,618	$45,832
Cost of sales	16,634	13,912	48,088	38,990
Variable order costs (b)	1,707	1,662	5,127	4,418

Contribution margin (c)	908	610	2,403	2,424

Local Pick-Up Pharmacy:
Net sales (d)	$23,363	$22,077	$72,292	$66,701
Cost of sales	20,522	19,682	63,702	59,771
Variable order costs (b)	970	949	3,044	2,871

Contribution margin (c)	1,871	1,446	5,546	4,059

Vision:
Net sales	$12,283	$10,777	$35,811	$36,519
Cost of sales	9,801	8,066	28,037	27,646
Variable order costs (b)	815	711	2,192	2,614

Contribution margin (c)	1,667	2,000	5,582	6,259

Consolidated:
Net sales	$96,596	$84,287	$293,061	$256,493
Cost of sales	77,419	67,702	233,791	204,231
Variable order costs (b)	8,156	7,361	24,074	21,086

Contribution margin (c)	11,021	9,224	35,196	31,176

(a)	Net sales in our OTC segment include wholesale OTC net sales and fulfillment fees generated through our agreement with Amazon.com (terminated effective November 9, 2005) totaling $1.5 million and $3.6 million for the three-month periods ended October 2, 2005 and September 26, 2004, respectively, and $5.8 million and $9.5 million for the nine-month periods ended October 2, 2005 and September 26, 2004, respectively.

(b)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume. These costs are discernable by business segment. These amounts exclude depreciation and fixed overhead costs that are not discernable by business segment.

(c)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the cost of sales and variable fulfillment and order processing costs and royalty costs.

(d)	Net sales in our local pick-up pharmacy segment include co-payments totaling $5.1 million and $4.8 million for the three-month periods ended October 2, 2005 and September 26, 2004, respectively, and $15.9 million and $14.5 million for the nine-month periods ended October 2, 2005 and September 26, 2004, respectively.

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Consolidated contribution margin for reportable segments	$11,021	$9,224	$35,196	$31,176
Less:
Fixed fulfillment and order processing (e)	2,201	2,791	7,226	9,028
Marketing and sales (f)	8,218	5,187	20,768	16,504
Technology and content	3,262	2,256	9,223	6,644
General and administrative	3,709	4,287	11,360	11,342
Amortization of intangible assets	745	1,072	2,298	3,156
Amortization of stock-based compensation	378	56	1,631	615
Impairment of goodwill and other intangible assets	—	26,480	—	26,480

Operating loss	$(7,492)	$(32,905)	$(17,310)	$(42,593)

(e)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

(f)	These amounts exclude royalty expenses that are included in variable costs.

9.	Subsequent Events

Pursuant to her offer letter dated September 21, 2004, Dawn Lepore, our president, chief executive officer and chairman of the board, is entitled to receive a guaranteed bonus equal to 100% of her annual salary paid with respect to the 12-month period following October 11, 2004, the date on which she commenced her employment with us. On October 27, we announced that Ms. Lepore has elected to waive this guaranteed bonus.

Effective November 9, 2005, we terminated our wholesale OTC fulfillment agreement with Amazon.com, Inc. Neither party has any material obligations following termination. Wholesale OTC net sales under this agreement for the nine-month period ended October 2, 2005 were $5.8 million, or 2.0% of our total net sales and 4.5% of our total OTC net sales. Our net sales guidance provided in the “Management Outlook” discussion contained in Part I, Item 2 of this quarterly report reflects the termination of this agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 2, 2005.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and our future financial and operational performance, made in this quarterly report are forward-looking. Words such as “expects,” “believes,” “anticipates,” “targets,” “intends,” “may,” “will,” “plan,” “continue,” “forecast,” “remains,” “would,” “should,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, are not guarantees of future performance and involve assumptions, risks, and uncertainties. Our actual results may differ significantly from those stated or implied in the forward-looking statements for a variety of reasons, including, among others, effects of changes in the economy, consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, the company’s limited operating history, difficulties establishing our brand, including the risk that our current brand campaign may not be as successful as we anticipate, difficulties in building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, recent changes in senior management, risks related to systems interruptions, possible governmental regulation and the ability to manage a rapidly growing business. These and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the following discussion, in the section entitled “Business – Additional Factors That May Affect Our Business and Future Results” in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended January 2, 2005, filed with the Securities and Exchange Commission, or SEC, on March 18, 2005. A forward-looking statement should not be relied upon as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it, except as we otherwise specifically state.

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

•

Over-the-counter (OTC). Our OTC segment includes all non-prescription products sold online or over the telephone through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com and www.lensquest.com, and through our subsidiary Custom Nutrition Services, Inc., or CNS, at www.DrWeilVitaminAdvisor.com, www.zoneprofiler.com, www.pritikin@home.com, and marketplaces located at www.drweil.com and other Dr. Weil-related websites. Our OTC segment also includes product revenues and fulfillment fees received under our wholesale OTC fulfillment agreement with Amazon.com, Inc., under which we acted as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. Effective November 9, 2005, we terminated our wholesale OTC fulfillment agreement with

Amazon.com. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items, that encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. We continue to make investments in marketing, including increasing customer awareness through our brand campaign, launching personalized marketing messages and offering promotions to a targeted customer base, and will continue to test new loyalty and marketing programs designed to drive long-term customer retention and growth.

•	Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online or over the telephone through the www.drugstore.com web store and delivered to customers through our mail-order facility. We obtain our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to and serve cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription services for pharmacy benefit management companies, or PBMs, and third-party benefits companies. In this segment, we focus our marketing efforts on establishing broader relationships with PBMs. We anticipate that continued growth in this segment will substantially depend on our ability to grow prescription volumes through these efforts.

•	Local Pick-Up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills sold online or over the telephone through the www.drugstore.com web store or the www.riteaid.com web store (which is powered by the www.drugstore.com web store) and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and email refill reminders.

•	Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, or Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We purchase our contact lens inventory directly from various manufacturers and other distributors. In this segment, we focus on a strategy of balancing customer acquisition with net margin in order to maximize our profits, rather than focusing exclusively on growth.

Revenue. We generate revenue primarily from product sales and shipping fees. For the third quarter of 2005, we reported consolidated total net sales of $96.6 million, which reflects a $12.3 million, or 15%, increase over the third quarter of 2004. This net sales growth was driven primarily by a 14% year-over-year increase in order volume, to 1.3 million orders. Our average net sales per order remained at $77. Our net sales benefited from strong year-over-year growth in our flagship OTC and mail-order pharmacy segments, which grew by 18% and 19%, respectively, in the third quarter of 2005. (Excluding wholesale OTC net sales of $1.5 million in the third quarter of 2005, compared to $3.6 million in the third quarter of 2004, our net sales in the OTC segment increased by 27% year-over-year.) Net sales in our vision and local pick-up segments increased by 14% and 6%, respectively, year-over-year.

Expenses. Our operating expenses, including cost of goods sold, decreased in the third quarter of 2005 to 108% of net sales, compared to 139% in the third quarter of 2004, primarily due to the absence of impairment charges of $26.5 million recorded to goodwill and other intangible assets in the third quarter of 2004 related to our vision segment. In addition, our fixed corporate infrastructure costs were spread over greater net sales. In the third quarter, fulfillment and order processing costs and general and administrative costs both decreased year-over-year as a percentage of net sales, while technology and content costs and marketing and sales costs increased year-over-year as a percentage of net sales. Cost of goods sold declined slightly year-over-year.

Net Loss; Cash Position. Our net loss for the third quarter decreased by 78%, or $25.7 million, to $7.1 million, compared to $32.8 million for the third quarter of 2004, primarily as a result of the $26.5 million impairment charge in the third quarter of 2004. We ended the third quarter with $46.2 million in cash, cash equivalents and marketable securities, compared to $34.2 million at January 2, 2005. This balance reflects cash flow activity in the first nine months of 2005 consisting of $26.0 million in proceeds from the sale of 10.0 million shares of our common stock in a private placement, $1.0 million in proceeds from an advance under our revolving line of credit, and $2.0 million in proceeds from the exercise of stock options and sales under our employee stock purchase plan, partially offset by the use of $10.6 million to fund operating activities, $1.2 million to repay long-term debt obligations and $5.2 million for capital expenditures.

Significant Accounting Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. Additional information about our significant accounting policies is included in Note 3 of our condensed consolidated financial statements included in Part I of this quarterly report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition and results of operations.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition.

Revenues from sales of OTC, mail-order pharmacy and vision products delivered to customers (net of promotional discounts, cancellations, rebates and returns allowances) are recognized when the product is shipped and title passes to the customer. Return allowances, which reduce product sales, are estimated using historical experience. If our estimate of return allowances is too high, our revenues will be understated; if our estimate of these allowances is too low, our revenues will be overstated. Historically, product returns, and differences between our estimates and actual returns, have not been significant.

Revenues from sales of OTC products ordered through the Amazon.com website and fulfilled by drugstore.com are recognized when we ship the products from our distribution center. According to the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record fulfillment fees and revenues generated by this Amazon.com agreement in our OTC segment on a gross basis, because we believe we act as a principal, based on the fact that we bear general inventory risk associated with these sales. Effective November 9, 2005, we terminated this agreement with Amazon.com.

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

We review our indefinite-lived intangible assets, other than goodwill, for impairment when indicators of impairment occur and annually at the beginning of the fourth quarter. We compare the carrying value of the asset to its estimated fair value and record an impairment charge when the carrying value of the asset exceeds the estimated fair value.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144, we review the carrying values of our amortized long-lived assets, including definite-lived intangible assets, whenever an indicator of impairment occurs. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, we perform an evaluation of recoverability. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. We measure any resulting impairment charge based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

If our estimates of revenue growth or future cash flows prove to be inaccurate, we may have a future impairment of goodwill or other intangible assets.

Legal Proceedings

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and legal proceedings and may revise our estimates. Any such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations and financial position. See Note 7 of our condensed consolidated financial statements, Commitments and Contingencies, included in this quarterly report, for a description of our material legal proceedings.

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
	October 2, 2005	% Change	September 26, 2004	October 2, 2005	% Change	September 26, 2004
	($ in thousands, except average net sales per order)			($ in thousands, except average net sales per order)
Net sales	$96,596	14.6%	$84,287	$293,061	14.3%	$256,493
Segmented net sales information:
% of net sales from OTC	43.2%		41.8%	44.1%		41.9%
% of net sales from mail-order pharmacy	19.9%		19.2%	19.0%		17.9%
% of net sales from local pick-up pharmacy	24.2%		26.2%	24.7%		26.0%
% of net sales from vision	12.7%		12.8%	12.2%		14.2%
Average net sales per OTC order	$55	(1.7%)	$56	$56	1.3%	$55
Average net sales per mail-order pharmacy order	$149	6.8%	$140	$145	8.5%	$134
Average net sales per local pick-up pharmacy order	$111	7.2%	$104	$108	5.7%	$102
Average net sales per vision order	$83	4.4%	$79	$82	5.2%	$78

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Net sales also includes fulfillment fees and product revenue from our recently terminated wholesale OTC fulfillment agreement with Amazon.com, and consignment services fees earned from our arrangement with General Nutrition Companies, Inc., or GNC, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are booked on a net basis and constitute approximately 1% of total net sales in each period presented. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, the co-payment is billed to the customer’s credit card and the remainder of the prescription price is billed to insurance. Sales of pharmaceutical products covered by insurance are recorded as the sum of the amounts received from the customer and the third party. Sales made to

Amazon.com under our wholesale OTC fulfillment agreement were billed directly to Amazon.com and recorded at the gross amount received from Amazon.com.

Total net sales increased for the three- and nine-month periods ended October 2, 2005, compared to the three- and nine-month periods ended September 26, 2004, primarily as a result of a 14% increase in order volume in the three-month period ended October 2, 2005, to 1.3 million orders, and a 12% increase in order volume in the nine-month period ended October 2, 2005, to 3.8 million orders. This increase in order volume resulted primarily from strong growth in our OTC and mail-order pharmacy segments. The number of customer orders includes new and repeat orders made through the drugstore.com website and the websites of our subsidiaries, and orders generated through our wholesale OTC fulfillment agreement with Amazon.com. Total net sales also benefited from an increase of 2% in the average net sales per order in the nine-month period ended October 2, 2005, to $77 compared to $76, and remained flat at $77 in the three-month period ended October 2, 2005 compared to the same period in 2004.

Our net sales in the OTC segment (including wholesale OTC) increased year-over-year by 18%, to $41.7 million, and by 20%, to $129.3 million, for the three- and nine-month periods ended October 2, 2005. For the three- and nine-month periods ended September 26, 2004, net sales in this segment were $35.2 million and $107.4 million. Excluding wholesale OTC net sales and fulfillment fees of $1.5 million and $5.8 million for the three- and nine-month periods ended October 2, 2005, our net sales in the OTC segment increased year-over-year by 27% and 26%. For the three- and nine-month periods ended September 26, 2004, wholesale OTC net sales and fulfillment fees were $3.6 million and $9.5 million. The increase in OTC net sales reflects increases of 20% and 19% in the number of OTC orders for the three- and nine-month periods ended October 2, 2005, to 764,000 orders and 2.3 million orders, compared to 635,000 orders and 1.9 million orders for the three- and nine-month periods ended September 26, 2004. Of the total number of orders, 68,000 and 218,000 orders were wholesale OTC orders in the three- and nine-month periods ended October 2, 2005, compared to 89,000 and 242,000 wholesale OTC orders in the three- and nine-month periods ended September 26, 2004. The increase in OTC net sales also reflects a slight year-over-year increase in the average net sales per order for the nine-month period ended October 2, 2005, which resulted from increases in the average number of items per order and revenue per item. Average net sales per order decreased slightly year-over-year for the three-month period ended October 2, 2005, as a result of a decrease in the revenue per item shipped resulting from our ongoing pricing strategies and promotional activities, partially offset by an increase in the average number of items per order.

Our net sales in the mail-order pharmacy segment increased year-over-year by 19%, to a historical quarterly high of $19.2 million, and by 21%, to $55.6 million, for the three- and nine-month periods ended October 2, 2005. For the three- and nine-month periods ended September 26, 2004, net sales in this segment were $16.2 million and $45.8 million. The increase in net sales reflects increases of 11% and 12% in the number of mail-order pharmacy orders for the three- and nine-month periods ended October 2, 2005, to 129,000 orders and 383,000 orders, compared to 116,000 orders and 342,000 orders for the three- and nine-month periods ended September 26, 2004. The increase in mail-order pharmacy net sales also reflects a year-over-year increase in each period in average net sales per order. The increase in average net sales per order resulted from a larger proportion of customers purchasing supply quantities of 90 days or more and a year-over-year increase of 6% in prescription prices resulting from higher pharmaceutical costs.

Our net sales in the local pick-up pharmacy segment increased year-over-year by 6%, to $23.4 million, and by 8%, to $72.3 million, for the three- and nine-month periods ended October 2, 2005. For the three- and nine-month periods ended September 26, 2004, net sales in this segment were $22.1 million and $66.7 million. The increase in net sales in the three-month period ended October 2, 2005 resulted from an increase in average net sales per order resulting from increases in the average price per prescription charged by Rite Aid and the average number of prescriptions per order. Local pick-up pharmacy orders for the three-month period ended October 2, 2005 decreased slightly to 210,000 orders, compared to 213,000 orders for the three-month period ended September 26, 2004. The increase in local pick-up pharmacy net sales in the nine-month period ended October 2, 2005 reflects a year-over-year increase of 3% in the number of local pick-up pharmacy orders for the nine-month period ended October 2, 2005, to 668,000 orders, compared to 652,000 orders for the nine-month period ended September 26, 2004. The increase in net sales in the nine-month period ended October 2, 2005 also resulted from increases in average net sales per order resulting from increases in the average price per prescription charged by Rite Aid and the average number of prescriptions per order.

Our net sales in the vision segment increased year-over-year by 14%, to $12.3 million, and decreased year-over-year by 2%, to $35.8 million, for the three- and nine-month periods ended October 2, 2005. For the three- and nine-month periods ended September 26, 2004, net sales in this segment were $10.8 million and $36.5 million. The increase in net sales for the three-month period ended October 2, 2005 reflects an increase of 9% in the number of vision orders, to 149,000 orders, compared to 136,000 orders for the three-month period ended September 26, 2004, and a year-over-year increase in the average net sales per order. The decrease in vision net sales for the nine-month period ended October 2, 2005 reflects a decrease of 7% in the number of vision orders, to 435,000 orders, compared to 467,000 orders for the nine-month period ended September 26, 2004, partially offset by a year-over-year increase in average net sales per order. The year-over-year increases in average net sales per order resulted primarily from an increase in the average number of items per order and increased purchases of higher-priced specialty contact lenses.

Customer Data. We obtained 286,000 new customers during the third quarter of 2005, increasing our total customer base to approximately 6.8 million customers since inception. Orders from repeat customers as a percentage of total orders increased to 72% and 71% for the three- and nine-month periods ended October 2, 2005, compared to 69% and 68% for the three- and nine-month periods ended September 26, 2004, reflecting a 9% increase in our trailing 12-month active customer base. Wholesale OTC orders are included in the number of total orders but are considered neither repeat nor new orders for purposes of calculating repeat orders as a percentage of total orders. Our trailing 12-month active customer base grew to 2.0 million customers as of the end of the third quarter of 2005, compared to 1.8 million customers as of the end of the third quarter of 2004. Our trailing 12-month net sales per active customer grew year-over-year by $17, or 10%, to approximately $193 as of the end of the third quarter of 2005. Our trailing 12-month active customer base, which reflects those customers who have purchased at least once within the last 12 months, and our trailing 12-month net sales per active customer exclude customers and revenue associated with our recently terminated wholesale OTC business.

Cost of Sales

	Three Months Ended			Nine Months Ended
	October 2, 2005	% Change	September 26, 2004	October 2, 2005	% Change	September 26, 2004
	($ in thousands)			($ in thousands)
Cost of sales	$77,419	14.4%	$67,702	$233,791	14.5%	$204,231
Percent of net sales	80.1%		80.3%	79.8%		79.6%
Segmented cost of sales information:
OTC cost of sales as a % of OTC net sales	73.0%		73.9%	72.6%		72.4%
Mail-order pharmacy cost of sales as a % of mail-order pharmacy net sales	86.4%		86.0%	86.5%		85.1%
Local pick-up pharmacy cost of sales as a % of local pick-up pharmacy net sales	87.8%		89.2%	88.1%		89.6%
Vision cost of sales as a % of vision net sales	79.8%		74.8%	78.3%		75.7%

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

Total cost of sales increased in absolute dollars for the three- and nine-month periods ended October 2, 2005, compared to the three- and nine-month periods ended September 26, 2004, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales decreased slightly year-over-year for the three-month period ended October 2, 2005 primarily as a result of higher product margins in our OTC segment, partially offset by higher shipping costs. Cost of sales as a percentage of net sales increased slightly year-over-year for the nine-month period ended October 2, 2005 primarily as a result of higher shipping costs, partially offset by higher product margins in our OTC segment.

Cost of sales in our OTC segment increased to $30.5 million and $94.0 million for the three- and nine month periods ended October 2, 2005, compared to $26.0 million and $77.8 million for the three- and nine-month periods ended September 26, 2004, primarily as a result of increased order volume. Cost of sales as a percentage of net sales in this segment decreased year-over-year for the three-month period ended October 2, 2005 as a result of increased product margins, partially offset by higher per-order shipping costs. Cost of sales as a percentage of net sales increased slightly for the nine-month period ended October 2, 2005 as a result of higher per-order shipping costs, partially offset by increased product margins. Per-order shipping costs increased in both periods for the reasons discussed below.

Cost of sales in our mail-order pharmacy segment increased to $16.6 million and $48.1 million for the three- and nine-month periods ended October 2, 2005, compared to $13.9 million and $39.0 million for the three- and nine-month periods ended September 26, 2004, as a result of increased order volume and higher per-order product costs. Per-order product costs, and cost of sales as a percentage of net sales, in this segment increased year-over-year for the three- and nine-month periods ended October 2, 2005, as a result of our initiatives to grow this segment by providing third-party fulfillment services to PBMs. This strategy focuses on fulfilling 90-day-or-greater order quantities, which generates higher per-order revenue than 30-day quantity orders but also results in higher per-order product costs and lower product margins.

Cost of sales in our local pick-up pharmacy segment increased to $20.5 million and $63.7 million for the three- and nine-month periods ended October 2, 2005, compared to $19.7 million and $59.8 million for the three- and nine-month periods ended September 26, 2004, as a result of increased product costs in both periods and increased order volume in the nine-month period ended October 2,

2005. Cost of sales as a percentage of net sales in this segment decreased year-over-year in the three- and nine-month periods ended October 2, 2005 as a result of selling a higher proportion of higher-margin generic drugs compared to lower-margin branded drugs, as well as higher product margins on sales of generic drugs.

Cost of sales in our vision segment increased to $9.8 million and $28.0 million for the three- and nine-month periods ended October 2, 2005, compared to $8.1 million and $27.6 million for the three- and nine-month periods ended September 26, 2004, as a result of increased shipping costs for both periods and increased order volume and higher per-order product costs for the three-month period ended October 2, 2005. Cost of sales as a percentage of net sales in this segment increased year-over-year in the three-month period ended October 2, 2005 as a result of higher per-order product costs, increased promotional activity, and higher shipping costs. Cost of sales as a percentage of net sales increased year-over-year in the nine-month period ended October 2, 2005 as a result of higher shipping costs and increased promotional activity. The increase in shipping costs in both periods reflected a rate increase from one of our shipping carriers.

Shipping costs, which are included in cost of sales, continue to exceed the amount we charge customers for shipping. During the last week of the first quarter of 2005, we discontinued our shipping policy that provided free 3-day shipping on non-prescription orders of $49 or more. We replaced this shipping policy with a tiered policy, under which our standard ground shipping fee has increased to $5.99 from $5.49 (or free with non-prescription orders of $49 or more) and 3-day shipping is provided for a fee of $8.95 (or free with non-prescription orders of $99 or more). The cost reductions resulting from this change in our shipping policy were neutralized by rate increases and fuel surcharges from our shipping carriers, a higher proportion of orders being shipped to Alaska, Hawaii, U.S. Territories, and APO/FPO (which are more expensive to ship), and greater package weights resulting from a greater number of items per order. Beginning in November 2005, shipping surcharges will apply to shipments to Alaska, Hawaii, U.S. Territories, and APO/FPO, and we will increase the upgrade charge for 3-day shipping for customers who qualify for free ground shipping (those with non-prescription orders of $49 or more) from $3 to $3.99.

Fulfillment and Order Processing Expenses

	Three Months Ended			Nine Months Ended
	October 2, 2005	% Change	September 26, 2004	October 2, 2005	% Change	September 26, 2004
	($ in thousands)			($ in thousands)
Fulfillment and order processing expenses	$9,772	1.9%	$9,590	$29,423	3.6%	$28,406
Percentage of net sales	10.1%		11.4%	10.0%		11.1%

Fulfillment and order processing expenses include expenses related to payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid for prescriptions ordered through the drugstore.com website and picked up at a Rite Aid store, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center and call center facilities.

Fulfillment and order processing expenses for the three-month period ended October 2, 2005 were comprised of $7.6 million of variable costs and $2.2 million of fixed costs, compared to $6.8 million of variable costs and $2.8 million of fixed costs for the same period in 2004. Fulfillment and order processing expenses for the nine-month period ended October 2, 2005 were comprised of $22.2 million of variable costs and $7.2 million of fixed costs, compared to $19.4 million of variable costs and $9.0 million of fixed costs for the same period in 2004. Variable fulfillment and order processing expenses increased by 11.4% year-over-year for the three- month period ended October 2, 2005 primarily due to increases in order volume in our OTC and mail-order pharmacy segments and, to a lesser extent, increases in order volume and variable per-order fulfillment costs in our vision segment, partially offset by a decrease in variable per-order fulfillment costs in our OTC and mail-order pharmacy segments. Variable fulfillment and order processing expenses increased by 14.5% year-over-year for the nine-month period ended October 2, 2005 primarily due to an increase in order volume and, to a lesser extent, increases in variable per-order fulfillment costs in our OTC and mail-order pharmacy segments, partially offset by decreases in order volume and variable per-order fulfillment costs in our vision segment. Fixed fulfillment and order processing expenses decreased by 21.1% and 20.0% year-over-year for the three- and nine-month periods ended October 2, 2005, as a result of a decrease in depreciation expense for assets fully depreciated during 2004. Fulfillment and order processing expenses as a percentage of net sales also declined year-over-year for the three- and nine-month periods ended October 2, 2005 as greater order volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expenses

	Three Months Ended			Nine Months Ended
	October 2, 2005	% Change	September 26, 2004	October 2, 2005	% Change	September 26, 2004
	($ in thousands)			($ in thousands)
Marketing and sales expenses	$8,803	53.1%	$5,749	$22,645	24.3%	$18,212
Percentage of net sales	9.1%		6.8%	7.7%		7.1%

Marketing and sales expenses include marketing expenses, advertising expenses under various advertising contracts, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. In addition, marketing and sales expense include CNS-related royalties of $585,000 and $1.9 million for the three- and nine-month periods ended October 2, 2005, compared to $562,000 and $1.7 million for three- and nine-month periods ended September 26, 2004.

Marketing and sales expenses increased year-over-year in both absolute dollars and as a percentage of net sales for the three- and nine-month periods ended October 2, 2005. Marketing and sales dollars per new customer, including brand development and marketing personalization costs, increased to $31 and $26 for the three- and nine-month periods ended October 2, 2005, compared to $23 and $21 for the same periods in 2004. The increase in marketing and sales expense in both absolute dollars and as a percentage of net sales for the three- and nine-month periods ended October 2, 2005 was primarily due to $1.8 million and $2.9 million of additional marketing costs related to our brand advertising and personalization initiatives, as well as an increase in personnel costs.

In addition to our usual marketing activities, we intend to spend an additional $2.7 million on advertising in the fourth quarter of 2005 in support of our brand advertising and personalization initiatives.

Technology and Content Expenses

	Three Months Ended			Nine Months Ended
	October 2, 2005	% Change	September 26, 2004	October 2, 2005	% Change	September 26, 2004
	($ in thousands)			($ in thousands)
Technology and content expenses	$3,262	44.6%	$2,256	$9,223	38.8%	$6,644
Percentage of net sales	3.4%		2.7%	3.1%		2.6%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining and making routine upgrades and enhancements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and website content and design expenses.

Technology and content expenses increased year-over-year in both absolute dollars and as a percentage of net sales for the three- and nine-month periods ended October 2, 2005. The increases in both periods resulted primarily from increased personnel costs of $836,000 and $1.7 million (which amounts include capitalized labor costs of $605,000 and $1.4 million for the three- and nine-month periods ended October 2, 2005, compared to $712,000 and $1.3 million for the three- and nine-month periods ended September 26, 2004), and increased depreciation costs of $67,000 and $615,000 from the acquisition of software and computer equipment related to enhancements to our IT infrastructure.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	October 2, 2005	% Change	September 26, 2004	October 2, 2005	% Change	September 26, 2004
	($ in thousands)			($ in thousands)
General and administrative expenses	$3,709	(13.5%)	$4,287	$11,360	0.2%	$11,342
Percentage of net sales	3.8%		5.1%	3.9%		4.4%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel expenses and other general corporate expenses.

General and administrative expenses decreased year-over-year in absolute dollars for the three-month period ended October 2, 2005, remained flat in absolute dollars for the nine-month period ended October 2, 2005, and decreased year-over-year as a percentage of net sales in both periods. The decrease in absolute dollars for the three-month period ended October 2, 2005 resulted primarily from a one-time recruiting expense of $400,000 related to the hiring of our chief executive officer in 2004, a non-cash litigation settlement expense of $475,000 recorded in 2004, and lower depreciation expenses related to assets being fully depreciated in 2004, partially offset by increased personnel costs and professional fees in the third quarter of 2005. The decreases in general and administrative expenses as a percentage of net sales resulted from our fixed corporate infrastructure costs being spread over more net sales.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	October 2, 2005	% Change	September 26, 2004	October 2, 2005	% Change	September 26, 2004
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$745	(30.5%)	$1,072	$2,298	(27.2%)	$3,156

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS, Acumins, Inc., and Vision Direct, assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names and trademarks.

Amortization expense for the three- and nine-month periods ended October 2, 2005 decreased year-over-year as a result of the write-down of intangible assets related to our vision segment that we recorded in the second half of 2004.

Stock-based Compensation

	Three Months Ended			Nine Months Ended
	October 2, 2005	% Change	September 26, 2004	October 2, 2005	% Change	September 26, 2004
	($ in thousands)			($ in thousands)
Stock-based compensation	$378	575.0%	$56	$1,631	165.2%	$615

We record deferred stock-based compensation expense in connection with stock options granted at below market value on the date of grant to our employees in all operating expense categories. The deferred stock-based compensation expense amounts for these options represent the difference between the exercise price of the options and the fair value of our common stock on the date of grant. In addition, we record stock-based compensation in connection with options and warrants issued to non-employees for the performance of services and when we modify the terms of previously issued options or warrants. The deferred stock-based compensation expense amounts for these options and warrants represent the fair value of the options or warrants, as determined using the Black-Scholes method. All such amounts are amortized to expense over the vesting periods of the options and warrants granted, using the multiple-option approach.

For the three-month periods ended October 2, 2005 and September 26, 2004, we recognized stock-based compensation expense of $295,000 and $56,000 related to the amortization of deferred stock-based compensation related to stock options issued with an exercise price lower than the fair value of the underlying common stock, and $83,000 and $0 related to the issuance of options and warrants to non-employees for the performance of services. For the three-month periods ended October 2, 2005 and September 26, 2004, we reversed $0 and $0 of stock-based compensation expense as a result of employee terminations. For the nine-month periods ended October 2, 2005 and September 26, 2004, we recognized stock-based compensation expense of $1,186,000 and $219,000 related to the amortization of deferred stock-based compensation related to stock options issued with an exercise price lower than the fair value of the underlying common stock, $145,000 and $400,000 related to certain options that were modified for terminated employees, and $300,000 and $0 related to the issuance of options and warrants to non-employees for the performance of services. For the nine-month periods ended October 2, 2005 and September 26, 2004, we reversed $0 and $4,000 of stock-based compensation expense as a result of employee terminations.

Impairment of Goodwill and Other Intangible Assets

	Three Months Ended			Nine Months Ended
	October 2, 2005	% Change	September 26, 2004	October 2, 2005	% Change	September 26, 2004
	($ in thousands)			($ in thousands)
Impairment of goodwill and other intangible assets	$—	N/A	$26,480	$—	N/A	$26,480

The impairment charges we recorded in the third quarter of 2004 were to reduce the carrying values of goodwill and other intangible assets related to our vision segment by $23.2 million and $3.3 million, respectively, in accordance with FAS 142 and FAS 144. We will perform our annual impairment test for indefinite-lived intangible assets, including goodwill, at the beginning of the fourth quarter of 2005.

Interest Income and Expense

	Three Months Ended			Nine Months Ended
	October 2, 2005	% Change	September 26, 2004	October 2, 2005	% Change	September 26, 2004
	($ in thousands)			($ in thousands)
Interest income, net	$384	519.4%	$62	$903	308.6%	$221

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Net interest income increased year-over-year for the three- and nine-month periods ended October 2, 2005 as a result of increased cash, cash equivalents and marketable securities balances resulting from our March 2005 private placement and increases in interest rates.

Income Taxes

There was no provision or benefit for income taxes for the three- and nine-month periods ended October 2, 2005 and September 26, 2004 due to our ongoing operating losses.

Recent Accounting Pronouncements

See Note 3 of our condensed consolidated financial statements, “Significant Accounting Policies,” included in Part I, Item 1 of this quarterly report, for a discussion of recent accounting pronouncements.

Liquidity and Capital Resources

We have incurred net losses of $732.8 million since inception. We believe that we will continue to incur net losses for at least the next year, and possibly longer. From our inception through October 2, 2005, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $413.6 million.

Discussion of Cash Flows

	Nine Months Ended
	October 2, 2005	$ Change	September 26, 2004 (Note 3)
	($in thousands)
Net cash used in operating activities	$(10,576)	$(327)	$(10,249)
Net cash (used in) provided by investing activities	$(16,874)	$(30,446)	$13,572
Net cash provided by financing activities	$27,763	$24,104	$3,659
Net increase in cash and cash equivalents	$313	$(6,669)	$6,982

Net cash used in operating activities for the nine-month periods ended October 2, 2005 and September 26, 2004 primarily reflects net losses and changes in operating assets and liabilities, partially offset by non-cash expenses. Net cash used in operating activities decreased in the nine-month period ended October 2, 2005, compared to the prior year, primarily as a result of decreased uses of other working capital.

Net cash used in investing activities for the nine-month period ended October 2, 2005 was primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, partially offset by the net proceeds received from the sale and maturity of marketable securities. Net cash provided by investing activities for the nine-month period ended September 26, 2004 was primarily attributable to the net proceeds from the sale and maturity of marketable securities offset by the purchase of marketable securities and the acquisition of fixed assets.

Net cash provided by financing activities for the nine-month period ended October 2, 2005 was attributable to $26.0 million of net proceeds received from the sale of 10.0 million shares of our common stock, cash provided from exercises of employee stock options, and borrowings under our revolving line of credit agreement with a bank, partially offset by payments on our debt obligations. Net cash provided by financing activities for the nine-month period ended September 26, 2004 was attributable to cash provided from exercises of employee stock options, partially offset by payments on our debt obligations.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, auction rate securities, corporate notes and government bonds, are considered short-term as they are available to fund current operations.

The following table provides information regarding our balances of cash and cash equivalents and marketable securities at October 2, 2005 and January 2, 2005:

	October 2, 2005	January 2, 2005
	(In thousands)
Cash and cash equivalents	$15,804	$15,491
Marketable securities	30,415	18,728

Total	$46,219	$34,219

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section, the section entitled “Additional Factors That May Affect Our Business and Future Results” in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended January 2, 2005, and our other periodic filings with the SEC.

In December 2004, we secured additional funding from Silicon Valley Bank, or SVB, through a $2.0 million term loan for capital equipment expenditures and a revolving line of credit allowing for borrowings up to $1.0 million through June 30, 2005 and an additional $2.0 million of borrowings thereafter. The term loan accrues interest on the outstanding principal balance at prime plus one half of one percent (7.25% at October 2, 2005) and is payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. As of October 2, 2005, $1.6 million was outstanding under the term loan and $1.0 million was outstanding under the revolving line of credit. The line of credit and term loan are collateralized by our equipment, inventories, and intangible assets. The agreement contains certain financial and non-financial covenants with which we were in compliance at October 2, 2005.

In July 2005, we entered into agreements to lease computer equipment under non-cancelable capital leases totaling $508,000. The capital lease agreements accrue interest on the outstanding principal balance at 8.62%, payable in monthly installments, and mature in the first quarter of 2007.

In October 2005, we entered into an agreement to lease computer equipment under a non-cancelable capital lease for amounts not to exceed $2,000,000. With respect to each draw under this lease, 63.5% of the sum of the draw amount plus interest determined at the time of the draw is payable in monthly installments over the 24 months following the draw. At the end of the 24-month period, we will either pay the remaining 36.5% in a single balloon payment or extend financing for an additional 12 months. All draws under this lease must be completed by June 2006. To date, we have drawn $645,000 under this lease at an interest rate of approximately 6%.

On March 2, 2005, we issued 10.0 million shares of our common stock in a private placement, for aggregate cash consideration of $26.0 million.

In the second half of 2004, we issued two standby letters of credit, in an aggregate amount of approximately $1.1 million, as security deposits in connection with our new corporate headquarters. Both letters of credit were collateralized with cash. Effective October 1, 2005, one of these letters of credit expired and was replaced by another letter of credit. The replacement letter of credit, which will be renewed annually until the end of the lease term, is funded under our revolving line of credit and is not required to be secured with cash. The cash previously used as collateral for the expired letter of credit, approximately $570,000, was therefore released for use in operations and included in cash and cash equivalents at October 2, 2005. The other letter of credit expires on

November 30, 2005. No portion of either letter of credit has been utilized, and we do not anticipate that either letter of credit will be drawn upon by our new landlord.

As of October 2, 2005, we did not have any future material noncancelable commitments to purchase goods or services.

We believe that our sources of cash will be sufficient to fund our operations and anticipated capital expenditures until we begin generating positive operating cash flow. However, any projections about our future cash needs and cash flows are subject to substantial uncertainty. As a result, we may need to raise additional funds to fund our operating activities or for strategic flexibility (if, for example, we pursue business or technology acquisitions or decide to build a new distribution center or if our expectations regarding our operations and anticipated capital expenditures change). We have in the past and will continue to assess opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Management Outlook

For the fourth quarter of fiscal year 2005, we are targeting net sales in the range of $105.0 million to $110.00 million and a net loss in the range of $6.4 million to $7.4 million. The net loss range reflects the impact of $2.7 million in additional marketing expenses that we plan to incur in the fourth quarter of 2005 in support of our brand advertising and personalization initiatives.

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

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of October 2, 2005, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to them in a timely fashion.

During the quarter ended October 2, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 10, 2005