Form 10-K
period 2006-01-01
DRUGSTORE COM INC
filed 2006-03-17
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-26137

drugstore.com, inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3416255
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

411 108th Avenue NE, Suite 1400 Bellevue, Washington 98004	(425) 372-3200
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                             Accelerated Filer  ☒                             Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $336,285,914 as of July 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter.

As of, March 3, 2006, the number of shares of the registrant’s common stock outstanding was 93,002,933.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report, to the extent not set forth in this annual report, is incorporated by reference from the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on June 7, 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this annual report relates.

DRUGSTORE.COM, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 1, 2006

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

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy products. We offer health, beauty, sexual well-being, household and other non-prescription products and prescription medications through our website at www.drugstore.com. We also offer prestige beauty products through our website located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com (which are also accessible through the drugstore.com website); and customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc., or CNS. Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. Under the terms of an agreement with Rite Aid Corporation, or Rite Aid, customers are also able to order refill prescriptions for pickup at any Rite Aid store. As of January 1, 2006, our lifetime customer base was nearly 7.2 million customers worldwide.

We manage our business in four segments: over-the-counter, or OTC; mail-order pharmacy; local pick-up pharmacy; and vision. Additional information regarding our business segments can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this annual report and in Note 13 of our consolidated financial statements included in Part IV, Item 15 of this annual report. In 2005, 2004 and 2003, approximately 99% of our net sales were made, and over 99% of our assets were located, in the United States.

drugstore.com, inc. was incorporated in April 1998 in the state of Delaware. We launched our web store at www.drugstore.com in February 1999 and completed our initial public offering in July 1999. Our common stock is listed on the Nasdaq National Market under the symbol “DSCM.” Our principal corporate offices are located in Bellevue, Washington. As used in this annual report, “drugstore.com,” “we,” “our” and similar terms refer to drugstore.com, inc. and its subsidiaries, unless the context indicates otherwise.

Business Strategy

Our business strategy is to offer our customers a wide selection of products at competitive prices and a superior shopping online experience.

Convenience.    Our online stores are available to consumers 24 hours a day, 7 days a week, and may be reached through the Internet or by phone. We offer additional convenience to our customers through easy-to-use websites, robust search technology and a variety of features such as Your List, a personal shopping list of the customer’s previous purchases that allows for quick and easy re-ordering, even without browsing the site; Auto Delivery, which enables customers to set up automatic shipments of frequently ordered products; the ability to schedule e-mail reminders about previously purchased products that are scheduled to run out or are on sale; and an automated flexible spending account, or FSA, manager that keeps track of FSA-eligible purchases and provides customers with downloadable receipts to submit to their FSA administrator.

Selection.    We are able to offer a significantly broader assortment of products, with greater depth in each product category, because we do not have the shelf display space limitations of bricks-and-mortar drugstores. With a single check-out, our customers are able to buy health, beauty and personal care products, prestige beauty brands, salon hair care, natural products, and other specialty items. In addition, we offer contact lenses and customized nutritional supplement programs through our subsidiary websites.

Information.    We provide a broad array of interactive tools and information on our websites to help consumers make informed purchasing decisions. Our information services include detailed product information pages; personalized product recommendations; customer reviews and other editorial content; the eMedAlert program, which alerts customers to safety issues such as FDA and product manufacturer recalls; and extensive health- and pharmacy-related information, including a drug information database, a drug price index, information on generic drug alternatives, a drug interaction checker; and Ask Your Pharmacist, which is a database of our pharmacists’ responses to over 800 frequently-asked questions. Our customer care representatives and in-house pharmacists are available by phone or e-mail to provide personal guidance and answer customers’ questions.

Privacy.    When shopping at a bricks-and-mortar drugstore, many consumers may feel embarrassed or uncomfortable about buying items or asking questions that may reveal personally sensitive aspects of their health or lifestyle to pharmacists, store personnel or other shoppers. Our customers avoid these problems by shopping from the privacy of their home or office.

Value.    Our goal is to offer shoppers a broad assortment of health, beauty, vision and pharmacy products with competitive pricing. We strive to improve our operating efficiencies and to leverage our fixed costs so that we can pass along the savings to our customers in the form of lower prices and exclusive deals. We also seek to inform customers of additional cost savings opportunities when they become available. For example, in our pharmacy, we inform our customers of quantity price breaks for buying 90-day supplies of medication rather than 30-day supplies.

Business Segments

In 2005, our OTC segment accounted for 45% of our net sales, our mail-order pharmacy segment 19%, our local pick-up pharmacy segment 24%, and our vision segment 12%.

OTC

We stock over 25,000 non-prescription health, beauty, personal care, household and other products. We offer OTC products in a variety of categories, including:

• Personal Care • Beauty • Hair Care • Skin Care • Men’s Grooming • Health • FSA Store • Vitamins • GNC Live Well	• Diet and Fitness • Household • Baby & Kids • Food • Pets • Sexual Well-Being • Natural Store • Beauty.com (prestige beauty products, also accessible through www.beauty.com)

In addition, through our subsidiary CNS, which we acquired in April 2003, we also provide personalized nutrition services to consumers in the form of an online assessment of an individual’s specific nutritional supplement needs, and deliver the personalized vitamins, minerals, herbs, and supplements in pharmaceutical-grade, daily dose packages. We are the exclusive online distributor of nutritional supplement programs for Dr. Barry Sears at www.ZoneDiet.com and The Pritikin Longevity Center & Spa at www.Pritikin.com. In addition, we act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com and other Dr. Weil-related websites.

Mail-Order Pharmacy and Local Pick-Up Pharmacy

Our pharmacy product category is divided into two business segments: mail-order pharmacy and local pick-up pharmacy. Our mail-order pharmacy segment covers the prescription drugs and supplies delivered to customers through our mail-order facility, and our local pick-up pharmacy business segment covers the prescriptions picked up by customers at Rite Aid stores. New prescriptions may be ordered on the drugstore.com website for mail-order delivery. Refill prescriptions that have previously been filled through our mail-order facility or at a Rite Aid store may be delivered by mail or picked up by the customer at any Rite Aid store.

We are a full-service pharmacy stocking over 4,000 prescription drugs. We employ licensed pharmacists and are licensed to ship prescriptions to all 50 states in the United States. We have received Verified Internet Pharmacy Practices Sites, or VIPPS, certification from the National Association of Boards of Pharmacy, or NABP. The voluntary VIPPS program sets standards for Internet pharmacies and certifies those online pharmacies that are fully licensed and in compliance with state pharmacy laws and the NABP’s stringent pharmacy practice standards.

We serve both cash-paying pharmacy customers and customers with insurance coverage. In addition, we act as an outsourced mail-order pharmacy service provider for pharmacy benefit managers, or PBMs, and third-party benefits companies.

Vision

Through our subsidiary Vision Direct, which we acquired in December 2003, we offer a broad assortment of contact lenses, in addition to reading glasses and contact lens cases. We believe that we offer these products at a substantial price savings over eye care practitioners, national optical chains and many online competitors.

Our contact lens business is subject to the U.S. Fairness to Contact Lens Consumers Act, or FTCLCA, and the related regulations of the Federal Trade Commission, or FTC, which establish a national uniform standard for eye care practitioners and direct marketers with respect to the sale of contact lenses, including verification of contact lens prescriptions. In accordance with these guidelines, we ask the patient’s eye care professional to verify the prescription before we ship an order, and allow eight business hours for the eye care professional to reply to our verification request. If the eye care professional approves the prescription, or does not respond to our verification request within eight business hours, we ship the order to the customer as expressly permitted by the FTCLCA and FTC.

Marketing and Promotions

Our marketing and promotion strategy is designed to build brand recognition, increase customer traffic to our store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. Our online advertising campaigns are focused on search engines, frequently visited Internet portals, health- and beauty-related websites, and direct-to-consumer e-mail marketing programs. We further extend our online market presence through our affiliate program, through which we permit associated websites to make our products and services available to their audiences through links to our websites. We also advertise in offline marketing channels, including direct mail, catalogs and brochures in customer boxes, magazines and newspapers (including freestanding inserts) and out-of-home advertising (such as transportation billboards).

We also employ a variety of marketing programs and promotions, such as discounted and free shipping promotions, dollar off and percentage discounts, free gifts with purchase, and the drugstore.com Dollars program, a loyalty program in which customers automatically earn a five percent rebate to be used for future non-prescription purchases.

Fulfillment and Customer Care

Order Fulfillment

We process all OTC orders and mail-order pharmacy orders from our primary distribution center in Swedesboro, New Jersey, and all vision orders from our distribution center in Ferndale, Washington. When a customer orders a refill prescription to be picked up at a local Rite Aid store, we utilize Rite Aid as a fulfillment partner. Due to the relatively short lead time required to fill orders for our products, usually 24 to 48 hours, order backlog is not material to our business.

We ship OTC and pharmacy products to U.S., U.S. Territory and APO/FPO military addresses. In addition, through an agreement with Comerxia, Inc., we offer international shipment of OTC health, beauty, and wellness products to over 35 countries. Vision Direct ships contact lenses and other vision products worldwide, primarily to the United States and Canada.

Customer Care

Our customer care representatives operate from our call center in Halifax, Nova Scotia, Canada and, in some cases, from our Bellevue, Washington headquarters and our pharmacy in New Jersey. Our customer care specialists are available 24 hours a day, 7 days a week via e-mail or telephone to handle customer inquiries and assist customers in finding desired products. The Help section of our website outlines store policies and provides answers to customers’ frequently asked questions. In addition, our pharmacists provide advice to customers about medications and other health-related issues.

Technology

We have implemented a broad array of services and systems for site management, product searching, customer interaction, transaction processing and order fulfillment functions. These services and systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business. For example, our core merchandise catalog, customer interaction, order collection, fulfillment and back-end systems are proprietary to drugstore.com. Our systems are designed to provide real-time connectivity to the distribution center systems for both pharmacy and OTC products. They include an inventory-tracking system, a real-time order tracking system, an executive information system and an inventory replenishment system.

To enhance the online and offline experience for our pharmacy customers, we have integrated some of our information and pharmacy systems with Rite Aid’s systems. Rite Aid has granted us a nonexclusive, fully paid license to the Rite Aid systems that are integrated with our systems, subject to third-party rights to such technology. We license database, operating system and hardware components from third parties.

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

Relationship with Rite Aid

In June 1999, we entered into a ten-year strategic relationship with Rite Aid. Through our agreements with Rite Aid, which expire in 2009, we have access to Rite Aid customers through the RiteAid.com website, which is powered by the drugstore.com website. All pharmacy orders processed through the drugstore.com website or the RiteAid.com website can either be shipped to the customer from our distribution center or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, picked up by the customer at any Rite Aid store. Rite Aid adjudicates and collects insurance reimbursement payments on our behalf.

In addition to providing for multi-channel delivery options, we and Rite Aid agreed to promote each other’s services both online and offline. For example, Rite Aid includes the drugstore.com pharmacy logo in Rite Aid’s own weekly circular advertisements, as well as on Rite Aid shopping bags, prescription vial caps, receipts, in-store signs and links from the Rite Aid website to the drugstore.com website. As part of our relationship with Rite Aid, we agreed to certain exclusivity provisions that limit our ability to promote, or affiliate with, any other physical retail drugstore or to operate as a traditional physical drugstore, and Rite Aid agreed not to offer or sell products or services on the Internet other than through our website.

We are required to purchase our pharmaceutical inventory through Rite Aid, unless we are able to obtain better overall terms from another vendor. This arrangement enables us to take advantage of Rite Aid’s volume discounts and favorable credit terms. To date, we have not been able to obtain more favorable overall terms from any other supplier, and we currently expect that we will continue to purchase our pharmaceutical products inventory through Rite Aid. As a result of this agreement, Rite Aid is one of our largest suppliers. We also benefit from access to many of Rite Aid’s relationships with insurance companies and PBMs, which enables us meet the needs of more customers because of the availability of insurance coverage to those customers.

We license Rite Aid information technology and pharmacy systems, which we currently use to adjudicate and process local pharmacy orders.

Competition

The market for health, beauty, wellness, vision and pharmacy products is intensely competitive and highly fragmented. Our competitors in the OTC segment include chain drugstores, mass market retailers, warehouse clubs, supermarkets and, with respect to prestige beauty, health and spa products, specialty retailers and major department stores. In our mail-order pharmacy and local pick-up pharmacy segments, we compete with chain drugstores, PBMs, insurers and other health care providers, mail-order prescription drug providers and other online pharmacies, both domestic and foreign. Foreign online pharmacies and “rogue” online pharmacies can often sell drugs to American residents at a lower price because they do not comply with U.S. pharmacy regulations, are not subject to U.S. regulatory oversight, or both. Our competitors in the vision segment include other online providers of contact lenses, national optical chains, eye care professionals, and mass-market retailers and warehouse clubs that provide prescription vision services. In addition, we compete with Internet portals and online service providers that feature shopping services, and with other online or mail-order retailers that offer products within one or more of our business segments.

We believe that the principal competitive factors in our market segments include brand awareness and preference, company credibility, product selection and availability, convenience, price, actual or perceived value, website features, functionality and performance, ease of purchasing, customer service, privacy, quality and quantity of information supporting purchase decisions (such as product information and reviews), and reliability and speed of order shipment.

Intellectual Property

We regard our intellectual property as critical to our future success and we rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We own a number of domain names, hold three patents and have applied for seven others, have registered several trademarks, and have filed applications for the registration of a number of our other trademarks and service marks in the United States and in some other countries. We have licensed in the past, and expect that we may license in the future, some of our proprietary rights to third parties. For example, Amazon.com has the right to license our technology and we have granted nonexclusive rights to our trademarks and copyrighted material in connection with advertising and associate relationships.

Seasonality

Our OTC business is subject to seasonal variations in demand. Historically, the fourth quarter of each year has been our strongest quarter, primarily because of increased online shopping and our greater marketing efforts during the holiday season. We do not believe that our mail-order pharmacy, local pick-up pharmacy or vision business segments are substantially affected by seasonality.

Employees

As of January 1, 2006, we had approximately 780 full-time employees. However, employment levels fluctuate due to seasonal variations in our business, and we hire independent contractors and temporary employees as needed to address demand. None of our employees is represented by a labor union and we consider our employee relations to be good.

Available Information

We file with and furnish to the Securities and Exchange Commission, or SEC, periodic reports, proxy and information statements and other information. We make available, free of charge, on our website at www.drugstore.com (under Corporate Information) our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Executive Officers and Directors

The following tables provide information regarding our executive officers and directors as of the date of this annual report:

Executive Officers

Name	Age	Position
Dawn G. Lepore	51	President, Chief Executive Officer and Chairman of the Board
Robert A. Barton	39	Vice President, Finance and Chief Financial Officer
Luke T. Friang	35	Vice President and Chief Information Officer
Christopher G. Hauser	55	Vice President, Operations
Alesia L. Pinney	42	Vice President, Legal and Human Affairs, General Counsel and Secretary
Matthew S. Stepka	40	Vice President, Pharmacy
Jonathan N. Tinter	33	Vice President, Strategy and Chief Marketing Officer

Dawn G. Lepore has served as President, Chief Executive Officer and Chairman of the Board of drugstore.com since October 2004. Ms. Lepore served as Vice Chairman—Active Trader, Technology, Operations, Administration and Business Strategy of The Charles Schwab Corporation, or CSC, from August 2003 to October 2004. CSC, through Charles Schwab & Co., Inc., or Schwab, and its other operating subsidiaries, is a financial services firm. Ms. Lepore served as Vice Chairman—Technology, Active Trader, Operations, and Administration of CSC and Schwab from May 2003 until August 2003, as Vice Chairman—Technology, Operations and Administration of CSC and Schwab from July 2002 until May 2003, as Vice Chairman—Technology and Administration of CSC and Schwab from 2001 to 2002, as Vice Chairman and Chief Information Officer of CSC and Schwab from 1999 to 2001 and as Executive Vice President and Chief

Information Officer of CSC and Schwab from 1993 to 1999. She joined Schwab in 1983. Ms. Lepore serves as a director of eBay Inc.

Robert A. Barton has served as Vice President and Chief Financial Officer of drugstore.com since January 2001. Mr. Barton also served as Acting Chief Executive Officer from June 2004 to October 2004. He has served in various senior financial management and operational roles at drugstore.com since September 1998, including Vice President and General Manager of Pharmacy from June 2000 to January 2001. From August 1995 to September 1998, Mr. Barton served as the Director of Business Planning and also managed various accounting and analysis groups for AT&T Wireless Services, Inc., a wireless service provider. From February 1989 to August 1995, he served as an auditor with Deloitte & Touche LLP.

Luke T. Friang has served as Vice President and Chief Information Officer of drugstore.com since January 2006. From June 2001 to January 2006, Mr. Friang was senior director of e-commerce technologies at Costco Wholesale, Inc., a wholesale retailer. From January 1997 to June 2001, he served in a variety of roles at the retail company The Spiegel Group and its associated companies, including Eddie Bauer and The Spiegel Catalog. He served as The Spiegel Group’s director of Internet technologies from January 2000 to June 2001, as Eddie Bauer’s director of Internet technologies from January 1998 to January 2000, and as manager of Eddie Bauer’s e-commerce and call center divisions from January 1997 to January 1998. From April 1994 to January 1997, he served as manager of call center systems and operations for Progressive Media, Inc., a collegiate publishing and marketing company.

Christopher G. Hauser has served as Vice President, Operations of drugstore.com since July 1999. Before joining drugstore.com, Mr. Hauser served as Senior Vice President, Information Technologies and Operations for Multiple Zones International, a reseller of brand-name computer products and services.

Alesia L. Pinney has served as Vice President, Legal and Human Affairs, Secretary and General Counsel of drugstore.com since June 2005. Ms. Pinney served as Vice President, General Counsel and Secretary of drugstore.com from October 2000 to June 2005 and as Assistant Secretary and Associate General Counsel of drugstore.com from January 1999 to October 2000. Before joining drugstore.com, Ms. Pinney was an attorney with the law firm Perkins Coie LLP.

Matthew S. Stepka has served as Vice President, Pharmacy of drugstore.com since May 2005. Mr. Stepka served as Chief Operating Officer North America for WorldRes, Inc., an online hotel reservation network, from October 2002 to May 2004, as Vice President Supply from January 2002 to September 2002, as Vice President Marketing from April 2001 to December 2001, and as Vice President Strategy and Product Marketing from April 2000 to March 2001. He served as Engagement Manager of McKinsey & Company, Inc., a management consultant firm, from January 1998 to March 2000, as Associate from June 1996 to December 1997, and as Business Analyst from December 1990 to July 1992. Mr. Stepka served as a Systems Consultant with Price Waterhouse, an accounting and auditing firm, from September 1988 to May 1990.

Jonathan N. Tinter has served as Vice President, Strategy and Chief Marketing Officer of drugstore.com since July 2005. Mr. Tinter served as Vice President, Strategy of drugstore.com from May 2005 to June 2005. From November 2004 to April 2005, he served as Vice President, e-Commerce at Cingular Wireless, a wireless service provider. From June 2002 to November 2004, he served as Vice President, Marketing Strategy at AT&T Wireless Services, Inc., a wireless service provider. From September 1999 to June 2002 he served in progressively senior roles at Mercer Management Consulting, a corporate strategy consulting firm, most recently as Principal.

Directors

Name	Age	Position
Dawn G. Lepore	51	President, Chief Executive Officer and Chairman of the Board, drugstore.com, inc.
Melinda French Gates	41	Co-Founder, Bill & Melinda Gates Foundation
Dan Levitan	48	Co-Founder and Managing Member, Maveron LLC
G. Charles Roy, 3rd	41	Vice President of Amazon Services, Amazon.com, Inc.
William D. Savoy	41	Consultant
Gregory S. Stanger	41	Venture Partner, Technology Crossover Ventures

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider the risks described below, together with the other information included in or incorporated by reference into this annual report. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our common stock to decline, and you could lose all or part of your investment. Some statements in this prospectus (including some of the following risk factors) are forward-looking statements. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in Part II, Item 7 of this annual report.

We have a history of generating significant losses, and may never be profitable.

We have incurred net losses of $737.3 million through January 1, 2006. To date, we have not become profitable, and we may never achieve profitability. We expect to continue to incur net losses for at least the next year, and possibly longer. As a result, our stock price may decline and investors may lose all or a part of their investment in our common stock.

We may experience significant fluctuations in our operating results and rate of growth.

Our limited operating history, our evolving business model and the unpredictability of our industry make it difficult for us to accurately forecast the level or source of our revenues and our rate of growth. We believe that, because of these factors, historical trends and quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied on as an indicator of our future performance. In the past, our operating results have sometimes been, and it is likely that in some future quarter or quarters they will be, below the expectations of investors and securities analysts. In that event, the price of our common stock may fall substantially, and investors may lose all or a part of their investment.

Our revenue growth and profitability depends on the continued growth of demand for the products we offer.

Demand for many of our products, and, therefore, our business, is affected by changes in consumer preferences, general economic and business conditions, and world events. For example, threatened or actual terrorist attacks or armed hostilities (or the resulting security concerns) or natural disasters could create economic and consumer uncertainty and delays in and increased costs of product shipments to and from us, which may decrease demand. A softening of demand, for whatever reason, may result in decreased revenue or growth, which could prevent us from achieving or sustaining profitability. Revenue growth or profitability may not be sustainable and our company-wide and by-segment percentage growth rates may decrease in the future.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;

•	the frequency and size of customer orders and the quantity and mix of products our customers purchase;

•	changes in consumer acceptance and usage of the Internet, online services and e-commerce;

•	the price we charge for our products and for shipping those products, or changes in our pricing policies or the pricing policies of our competitors;

•	the extent to which we offer free shipping or other promotional discounts to our customers;

•	our ability to acquire merchandise, manage inventory and fulfill orders;

•	technical difficulties, system downtime or interruptions;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	timing and costs of marketing and other investments;

•	disruptions in service by shipping carriers;

•	the introduction by our competitors of websites, products or services;

•	the extent of reimbursements available from third-party payors;

•	an increase in the prices of fuel and gasoline, which are used in the transportation of packages, or an increase in the prices of other energy products, primarily natural gas and electricity, which are used in our operating facilities;

•	changes in the mix of products purchased by our customers. For example, if customers purchase a higher proportion of generic prescription drugs, which have lower prices and higher margins than branded drugs, our net sales may decrease while our product margins increase. Moreover, if our OTC net sales do not grow as much as we anticipate or the proportion of OTC net sales compared to net sales in other segments is lower than we anticipate, our margins will be lower than we currently plan;

•	the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate them into our business;

•	changes in government regulation; and

•	current economic conditions and world events.

In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial additional operating losses.

A portion of our revenues is also seasonal in nature. Traditional retail seasonality affects our over-the-counter, or OTC, business, resulting in higher revenues in the fourth quarter of each year as compared to other quarters. We may be unable to manage the increased sales effectively, and increases in inventory in anticipation of holiday sales could negatively affect our cash flow. In addition, sales of some health and beauty products are driven, to some extent, by seasonal purchasing patterns and seasonal product changes, such as diet products, cold and flu medications and products with holiday-specific varieties. Consumer fads and other changes in consumer trends may also cause shifts in purchasing patterns, resulting in significant fluctuations in our operating results from one quarter to the next.

We face significant competition from both traditional and online retailers.

The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries. These competitors include chain drugstores, mass-market retailers, warehouse clubs, specialty retailers, major department stores, PBMs, health care providers, mail-order pharmacies (legitimate and illegitimate), national optical chains, eye care professionals, Internet portals and online service providers that feature shopping services and various online stores that offer products within one or more of our product categories. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms, operate with a lower cost structure, adopt more aggressive pricing policies or devote more resources to technology development and marketing than we do. In addition, other companies in the retail and e-commerce service industries may enter into business combinations or alliances that would strengthen their competitive positions and prevent them, their affiliated companies or their strategic partners from entering into relationships with us. An inability to enter into or maintain relationships with major PBMs, insurance companies or managed care organizations could be a major competitive disadvantage to us.

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

In addition, we face competition from online pharmacies outside the United States. Although it is currently illegal to re-import prescription drugs into the United States from any foreign country, a growing number of American consumers seek to fill their prescriptions through Canadian and other foreign online pharmacies and a number of state and local governments have set up websites directing their constituents to Canadian pharmacies. The federal Food and Drug Administration, or FDA, has taken only limited action to date, and may not take aggressive action in the future, against those who illegally re-import prescription drugs or support or facilitate illegal re-importation. Legislation allowing for re-importation of prescription drugs by individuals for personal use has repeatedly been introduced into the U.S. Congress. If such legislation were to be enacted, or if consumers increasingly use foreign-based online prescription drug websites instead of U.S.-based online pharmacies, such as ours, to fill their prescription needs, our business and operating results could be harmed.

We may be unable to increase the migration of consumers of health, beauty, vision and pharmacy products from bricks-and-mortar stores to our online solution, which would harm our revenues and prevent us from becoming profitable.

If we do not continue to attract and retain higher volumes of online customers to our Internet stores at a reasonable cost, we will not be able to increase our revenues or achieve profitability. Our success depends on our ability to continue to convert a large number of customers from traditional shopping methods to online shopping for health, beauty, wellness, vision and pharmacy products. Specific factors that could prevent widespread customer acceptance of our online solution include:

•	shipping charges, which do not apply to purchases made at a physical store;

•	delivery time associated with Internet orders, as compared to the immediate receipt of products at a physical store;

•	delays in deliveries to customers, particularly our West Coast customers;

•	lack of consumer awareness of our websites;

•	additional steps and delays in verifying prescriptions and ensuring insurance coverage for prescription products;

•	non-participation in the networks of some insurance carriers and pharmacy benefit managers, or PBMs;

•	regulatory restrictions or reform at the state and federal levels that could impact our ability to serve our customers;

•	the general acceptance or legalization of prescription drug re-importation;

•	customer concerns about the security of online transactions, identity theft or the privacy of their personal health information;

•	product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish customers’ trust in buying drugstore items online;

•	inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products;

•	delays in responses to customer inquiries;

•	difficulties or delays in returning or exchanging orders; and

•	activity that diminishes a user’s online experience or subjects online shoppers to security risks, such as viruses, spam, spyware and phishing or spoofing e-mails directed at Internet users, viruses and “denial of service” attacks directed at Internet service providers and online businesses, and breaches of data security.

If our marketing efforts are not effective at attracting and retaining customers at an acceptable cost, we will be unable to achieve profitability.

If we do not establish our brand and increase awareness of our products and services, we may not build a critical mass of customers. Promoting and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We believe that, because we are a small company with low public brand awareness, achieving significant market awareness will require significant marketing expense. To promote our brand and our products and services, we have incurred and expect to continue to incur substantial expense in our marketing efforts to both attract and retain customers. Our promotional activities may not be effective at timely and effectively building our brand awareness and customer base to the extent necessary to generate sufficient revenue to become profitable. For example, we spent over $5 million during 2005 on a new brand campaign, and we determined that the brand campaign did not produce results quickly enough to serve our near-term profitability goals. Search engine and other online marketing initiatives comprise a substantial part of our marketing efforts, and our success depends in part on our ability to manage costs associated with these initiatives or find other channels to acquire and retain customers cost-effectively. The demand for and cost of online advertising has been increasing and may continue to increase. An inability to acquire and retain customers at a reasonable cost would increase our operating costs and prevent us from becoming profitable.

Our network and communications systems are vulnerable to system interruption and damage, which could harm our operations and reputation.

Our ability to receive and fulfill orders successfully is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. We experience periodic system interruptions that impair the performance of our transaction systems or make our websites inaccessible to our customers. These systems interruptions may prevent us from efficiently accepting and fulfilling orders, timely sending out promotional e-mails and other customer communications, introducing new products and features on our website, timely responding to customers, or providing services to third parties. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, which could cause them to avoid our websites, drive them to our competitors, and harm our reputation. To minimize future system interruptions, we need to continue to add software and hardware and improve our systems and network infrastructure to accommodate increases in website traffic and sales volume, replace aging hardware and software, and make up for several years of underinvestment in technology. We may be unable to timely and effectively upgrade and expand our systems and integrate additional functionality into our existing systems. Any unscheduled interruption in our services, especially during the holiday shopping season, could result in fewer orders, additional operating expenses or reduced customer satisfaction, any of which would harm our revenues and operating results and could delay or prevent our becoming profitable. In addition, the timing and cost of upgrades to our systems and infrastructure may substantially affect when and if we become profitable.

Our systems and operations, and those of our suppliers and Internet service providers, are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, server failure, telecommunications and Internet service failure, acts of war or terrorism, computer viruses and denial-of-service attacks, physical or electronic break-ins, sabotage, and similar events. Any of these events could lead to system interruptions, service delays and loss of critical data for us, our suppliers or our Internet service providers, and could prevent us from accepting and fulfilling customer orders. For example, our Internet service provider recently experienced network outages that caused our website to be unavailable for several hours. Any significant interruption in the availability or functionality of our websites or our customer processing, distribution or communications systems, for any reason, could seriously harm our business, financial condition and operating results. While we do have backup systems for some aspects of our operations, we do not have fully redundant backup systems or a formal disaster recovery plan. Our business interruption insurance may be inadequate to compensate for all losses that may occur.

All of our fulfillment operations and inventory are located in our distribution facilities, and any significant disruption of these centers’ operations would hurt our ability to make timely delivery of our products.

We conduct all of our fulfillment operations from our distribution facilities in New Jersey and Washington. Our primary distribution center in New Jersey houses all of our product inventory except for our vision products, which are housed at our Washington facility. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack or other comparable event at either of these facilities, and in particular our New Jersey facility, would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a significant part of either of these facilities, and in particular our New Jersey facility, were destroyed or our operations were interrupted for any extended period of time, our business, financial condition and operating results would be harmed.

If we are unable to optimize management of our distribution centers, we may be unable to meet customer demand.

Our ability to meet customer demand may be significantly limited if we do not successfully operate our distribution centers. Because it is difficult to predict sales volume, we may be unable to manage our facilities in an optimal way, which may result in excess or insufficient inventory, warehousing, fulfillment or distribution capacity. In addition, failure to effectively control product damage and shrinkage through effective security measures and inventory management practices could adversely impact our operating margins. Our margins and revenues may also be affected if we are unable to obtain products from manufacturers and wholesalers timely and on favorable terms. In addition, if we need to increase our distribution capacity sooner than anticipated, that expansion would require additional financing that may not be available to us on favorable terms when required, or at all.

Under our distribution agreement with GNC, we maintain an inventory of GNC’s products in our primary distribution center, thereby increasing the complexity of tracking inventory in and operating our distribution center. Our failure to properly handle GNC’s inventory held by us would result in unexpected costs and other harm to our business and reputation.

We need to manage changing and expanding operations.

Over the past several years, we have significantly expanded our operations and anticipate that we will continue to expand. Much of our past growth has come from the acquisition of other companies. Our past growth has placed, and we expect that our anticipated future operations and expansion will continue to place, a significant strain on our managerial, operational, financial and other resources. Seasonal increases in website traffic and sales volume, such as the increases that occur during the fourth quarter holiday season, may also strain our resources. Some of the administrative and operational challenges we have faced in the past as a result of our expansion and seasonal growth include the management of an expanded number of product offerings; the assimilation of financial reporting systems, technology and other systems of acquired companies; increased pressure on our senior management; and increased demand on our systems and internal controls. Our ability to manage our operations and expansion effectively depends on the continued development and implementation of plans, systems and controls that meet our operational, financial and management needs. If we are unable to develop or implement these plans, systems or controls or otherwise manage our operations and growth effectively, we will be unable to increase gross margins or achieve profitability and our business could be harmed.

We are dependent on a limited number of fulfillment and distribution partners. If we are unable to timely and cost-effectively obtain shipments of product from our vendors and deliver merchandise to our customers, our business and results of operations would be harmed.

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

We cannot control all of the various factors that might affect our timely and cost-effective procurement of products from our vendors and delivery of products to our customers. We also rely on a limited number of third-party carriers for shipments of products to and from our distribution facilities and to customers. We are therefore subject to the risks, including increased fuel costs, security concerns, labor disputes, union organizing activity, and inclement weather, associated with our carriers’ ability to provide product fulfillment and delivery services to meet our distribution and shipping needs. Failure to procure and deliver merchandise, either to us or to our customers, in a timely and accurate manner would harm our reputation, the drugstore.com brand, our business and our results of operations. In addition, any increase in fulfillment costs and expenses could adversely affect our business and operating results.

We have significant inventory risk.

We must maintain sufficient inventory levels to operate our business successfully and meet our customers’ expectations that we will have the products they order in stock. However, we must also guard against the risk of accumulating excess inventory. We are exposed to significant inventory risks as a result of rapid changes in product cycles, changes in consumer tastes, uncertainty of success of product launches, seasonality, and manufacturer backorders and other vendor-related problems. In order to be successful, we must accurately predict these trends and events, which we may be unable to do, and avoid over-stocking or under-stocking products. In addition, demand for products can change significantly between the time product inventory is ordered and the time it is available for sale. When we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory would increase our expenses if we have too much inventory, and would harm our margins by requiring us to make split shipments for backordered items or pay for expedited delivery from the manufacturer if we had insufficient inventory. In addition, we may be unable to obtain certain products for sale on our websites, as a result of general shortages (for example, in the case of some prescription drugs), manufacturer policies (for example, in the case of some contact lenses and prestige beauty items), manufacturer or distributor problems or popular demand. Failure to have inventory in stock when a customer orders it could cause us to lose that order or that customer. The acquisition of some types of inventory, or inventory from some of our sources, may require significant lead time or prepayment, and this inventory may not be returnable. We carry a broad selection of products and significant inventory levels of a substantial number of these products, and we may be unable to sell this inventory in sufficient quantities or during the relevant selling seasons. The occurrence of one or more of these inventory risks may adversely affect our business and operating results.

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

Our pharmacists are required by law to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists. Our pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate those effects. This counseling is in part accomplished through e-mails to our customers and inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present to receive the counseling or advice or may not have provided us with all relevant information. Although we also post product information on our website, customers may not read this information. Providing information on pharmaceutical and other products creates the potential for claims to be made against us for negligence, personal injury, wrongful death, product liability, malpractice, invasion of privacy or other legal theories based on our product or service offerings. Our general liability, product liability and professional liability insurance may not cover potential claims of this type or may not be adequate to protect us from all liabilities that may be imposed if any such claims were to be successful.

Errors by either us or our competitors may also produce significant adverse publicity either for us or for the online pharmacy and vision industry in general. Because of the significant amount of press coverage on Internet retailing and online pharmacies, we believe that we are subject to a higher level of media scrutiny than other pharmacy product channels. The amount of negative publicity that we or the online pharmacy or vision industries receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by other pharmacies or eye care professionals making similar mistakes. We have no control over the pharmacy practices of our competitors, and we cannot ensure that our pharmacists or our prescription processing will be able to operate completely without error. We believe customer acceptance of our online shopping experience is based in large part on consumer trust, and errors by us or our competitors and related negative publicity could erode this trust or prevent it from growing. This could result in an immediate reduction in the amount of orders we receive and adversely affect our revenue growth and harm our business and operating results.

Security breaches could damage our reputation, expose us to liability, or otherwise harm our business.

Our security measures may not prevent security breaches that could harm our business. To succeed, we must provide a secure transmission of confidential information over the Internet and protect the confidential customer and patient information we retain, such as credit card numbers and prescription records. A third party who compromises or breaches the physical and electronic security measures we use to protect transaction data and customer records could misappropriate proprietary information, cause interruptions in our operations, damage our computers or those of our customers, or otherwise harm our business. Any of these could harm our reputation and expose us to a risk of loss or litigation and possible liability. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and our insurance may not be adequate to reimburse us for losses caused by security breaches.

If we do not attract and retain qualified personnel, or if our key employees fail to perform, our ability to execute our business strategy will be impaired.

We are dependent on our key personnel, and our success depends in large part on our ability to attract and retain qualified personnel. All of our employees, including our executive officers, can terminate their employment with us at any time. If we experience significant turnover or difficulty in recruiting new personnel, or if our key employees fail to perform as expected, our ability to execute our business strategy will be impaired.

Changes in our senior management may have an adverse effect on our ability to execute our business strategy.

Our success depends largely on the efforts and abilities of our senior management to execute our business plan. Changes in our senior management have been, and future changes may be, disruptive to our business and may adversely affect our operations. For example, when we have changes in senior management positions, we may elect to adopt different business strategies or plans. Any new strategies or plans, if adopted, may not be successful and if any new strategies or plans do not produce the desired results, our business may suffer.

Our relationship with Rite Aid involves many risks and restricts our ability to promote, contract with, or operate traditional retail stores.

In June 1999, we entered into a series of agreements with Rite Aid. These agreements involve many aspects of our respective businesses and the operation of our respective websites, the fulfillment of orders and the extension of Rite Aid’s insurance relationships to cover prescriptions processed by us. Our local pick-up pharmacy segment, under which prescriptions can be picked up by the customer at any Rite Aid store, depends on our relationship with Rite-Aid. If we were unable to maintain our relationship with Rite Aid and were unable to establish a relationship with another company to offer local pick-up of prescriptions ordered through our website, or if Rite Aid were to close a significant number of its stores, our ability to generate revenue would be reduced and our business would suffer. In addition, we currently use Rite Aid’s systems to process prescription orders in both our local pick-up pharmacy segment and our mail-order pharmacy segment. If we were unable to maintain our relationship with Rite Aid and could not implement an alternative method for processing prescriptions, through either our own systems or those of a third party, we would be unable to maintain our pharmacy operations. The loss of our pharmacy sales, which comprised approximately 43% of our net sales in fiscal 2005, would greatly reduce our revenue and harm our business.

Our arrangement with Rite Aid is complex and requires substantial effort and attention to operate and manage successfully. There are many risks related to our relationship with Rite Aid, including restrictions on our ability to promote, contract with or operate traditional retail stores, and the prohibition on our ability to become a PBM. In the event that we do not realize the intended benefits of this relationship, we will have expended a great deal of time and effort that could have been directed to more beneficial activities, and we may have foregone other potentially beneficial business opportunities. In addition, customer perceptions and our business may be adversely impacted if this relationship is not successful.

While Rite Aid has committed to promoting drugstore.com in its stores and in its advertising, we do not control the choice of ads in which we are featured, and this form of advertising may not result in additional drugstore.com customers. In addition, a substantial alteration of Rite Aid’s marketing efforts, or a breach by Rite Aid of its marketing obligations, could adversely affect our revenues and harm our business. While our relationship with Rite Aid substantially broadens our ability to provide prescription medications to consumers with insurance reimbursement plans, it may not allow all of our potential customers to purchase these medications from drugstore.com and receive insurance reimbursement, which could adversely affect consumer perceptions of us and our revenues. We have agreed with Rite Aid not to promote any other traditional chain drugstore or operate one ourselves. We have also agreed not to contract with another traditional retail store to fill pharmacy product orders we receive unless a Rite Aid store is not conveniently located near a customer. These restrictions could limit our flexibility and ability to grow our business if our relationship with Rite Aid is not successful.

Our relationship with Amazon.com restricts some of our activities.

Our relationship with Amazon.com restricts our activities. Under our technology license and advertising agreement with Amazon.com, which we entered in August 1998, we are restricted from promoting on our website any other company that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market. This restriction could limit our flexibility and ability to expand our product and service offerings. In addition, if we were acquired by a competitor of Amazon.com and Amazon.com does not approve of the transaction, we would lose our rights to use Amazon.com’s technology, if we were then using any. We may not assign the technology license and advertising agreement without Amazon.com’s consent. The potential loss of these rights could inhibit offers to acquire us.

If we fail to maintain or enhance our strategic relationships to help promote our website and expand our product offerings, our development could be hindered.

We believe that our strategic relationships with Rite Aid, Internet portals, third-party distributors and manufacturers are critical to attract customers, facilitate broad market acceptance of our products and the drugstore.com brand and enhance our sales and marketing capabilities. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners. Our business could be harmed if any of our strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under our agreements.

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

We intend to continue to expand the breadth and depth of our product and service offerings by promoting new or complementary products or sales formats. Expansion of our offerings in this manner could require significant additional expenditures and could strain our management, financial and operational resources. For example, we may need to incur significant marketing expenses, develop relationships with new fulfillment partners or manufacturers or comply with new regulations. We may be unable to expand our product and service offerings or sales formats in a cost-effective or timely manner, and any new offerings or formats may not generate satisfactory revenues to offset the costs involved. Furthermore, any new product or service offering or sales format that is not favorably received by consumers could damage the reputation of our brand. A lack of market acceptance of our efforts or our inability to generate sufficient revenues to offset the cost of expanded offerings could harm our business.

We face uncertainty related to pharmaceutical costs and pricing, which could affect our revenues and profitability.

Pharmacy sales accounted for approximately 43% of our total revenue in fiscal year 2005. Sales of our pharmacy products depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, managed care organizations, PBMs and other organizations. These organizations are increasingly challenging the price and cost-effectiveness of medical products and services. The efforts of third-party payors to contain costs often place downward pressures on profitability from sales of prescription drugs. In addition, our products or services may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit.

In 2006, the Medicare Part D prescription drug benefit under the Medicare Prescription Drug Improvement and Modernization Act of 2003, or DIMA, became effective. As we expected, the Medicare Part D prescription drug benefit has negatively impacted, and is likely to continue to impact, our business. A significant portion of our prescription sales are to customers 65 years old and older. Medicare Part D prescription drug coverage will likely increase the number of senior citizens with prescription drug coverage and reduce the number of customers who pay for their prescription drugs themselves. Customers who choose to obtain coverage under a Medicare Part D plan will likely purchase fewer drugs, or no longer purchase drugs, from us. Because we are not currently processing claims for Medicare Part D, we will be able to serve Medicare D customers only when the particular medication is not covered by the customer’s Medicare plans or when the customer’s purchase is not covered because of a deductible, copayment or other exclusion. Moreover, the DIMA calls for significant changes to the formulas the Medicare program uses to calculate its payments for prescription drugs, as well as introduction of managed care elements and changes to the administration of the drug benefit program. When fully implemented, these changes could exert downward pressure on prescription drug prices and payments by the government, even as the number of people who utilize the Medicare benefits to pay for prescription drugs increases. All of these factors could adversely impact our drug prices and dispensing fees, and ultimately could reduce our profit margins.

In addition, our revenues from prescription drug sales may also be affected by health care reform initiatives of federal and state governments, including proposals designed to address other government programs, prescription drug discount card programs, changes in programs providing for reimbursement for the cost of prescription drugs by third-party payors and regulatory changes related to the approval process for prescription drugs. These initiatives could lead to the enactment of additional federal and state regulations that may adversely impact our prescription drug sales.

If we are unable to obtain insurance reimbursement coverage for our customers, our ability to sell pharmacy products online could decrease, which would harm our revenues.

To obtain reimbursement on behalf of our customers for the prescription products that they purchase on our website, we must maintain relationships with insurance companies, managed health organizations and PBMs, either directly or through our relationship with Rite Aid. Many of our direct agreements with insurance companies, PBMs and third-party benefits companies are short-term, may be terminated with less than 30 days’ prior notice and are subject to unilateral amendment by the other party. If we are unable to establish, maintain and leverage our direct relationships with insurers, PBMs and third-party benefit companies, and to the extent Rite Aid is unable to maintain its relationships or if these relationships do not extend to cover the prescriptions we process, our ability to obtain reimbursement coverage for our customers would be reduced. This would reduce the number of customers that fill prescriptions through our website, which would reduce our revenues.

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

We have acquired, and may in the future acquire, complementary or strategic businesses, technologies, services and products as part of our strategy to increase our net sales and customer base. The process of integrating acquisitions into our business and operations has resulted in, and may in the future result in, unforeseen operating difficulties and expenditures. Integration of an acquisition also requires significant management resources that would otherwise be available for operation, ongoing development and expansion of our business. To the extent we miscalculate our ability to integrate and properly manage acquired businesses, technologies, services and products, or we depend on the continued service of acquired personnel who choose to leave, we may have difficulty in achieving our operating and strategic objectives. In addition, we may not realize the anticipated benefits of any acquisition.

We may be unable to identify suitable acquisition opportunities or to negotiate and complete acquisitions on favorable terms, or at all. In addition, any future acquisitions may require substantial capital resources and we may need to obtain additional capital or financing, from time to time, to fund these activities. This could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or amortization or impairment expenses related to goodwill and other intangible assets, any of which could harm our business, financial condition and results of operation. Sufficient capital or financing may not be available to us on satisfactory terms, or at all.

Governmental regulation of our business could require significant expenditures, and failure to comply with regulations could result in civil and criminal penalties.

Our business is subject to extensive federal, state and local regulations. For example:

•	entities such as drugstore.com engaging in the practice of pharmacy are subject to numerous federal and state regulatory requirements, including those relating to pharmacy licensing and registration, the dispensing of prescription drugs, pharmacy recordkeeping and reporting, and the confidentiality, security, storage and release of patient records;

•	the sale, advertisement and promotion of, among other things, prescription, OTC and homeopathic medications, dietary supplements, medical devices, cosmetics, foods and other consumer products that we sell are subject to regulation by the Food and Drug Administration, or FDA, the FTC, the Consumer Product Safety Commission, and state regulatory authorities, as the case may be; and

•	our vision business is subject to the Fairness to Contact Lens Consumers Act and related regulations of the FTC, which require all patients to renew their contact lens prescriptions annually and requires third-party contact lens sellers, like Vision Direct, to verify these prescriptions in accordance with specified procedures.

As we expand our product and service offerings and more non-pharmaceutical products become subject to FDA, FTC and other regulation, more of our products and services will likely be subject to regulation. In addition, regulatory requirements to which our business is subject may expand over time, and some of these requirements may have a disproportionately negative effect on Internet retailers. For example, a majority of states now regulate (and the U.S. Congress recently enacted legislation to regulate) the retail sale of OTC products containing pseudoephedrine that might be used as precursors in the manufacture of illegal drugs, and we are unable to sell these products to customers residing in states that require retailers to obtain a physical form of identification or maintain a signature log. Some members of Congress have proposed additional regulation of Internet pharmacies in an effort to combat the illegal sale of prescription drugs over the Internet, and state legislatures could add or amend legislation related to the regulation of nonresident pharmacies. In addition to regulating the claims made for specific types of products, the FDA and the FTC may attempt to regulate the format and content of websites that offer products to consumers. Complying with regulations is time-consuming, burdensome and expensive and could delay our introduction of new products or services. For example, we believe that cancellations resulting from prescriptions that cannot be filled under the new FTC regulations have slowed our sales growth and increased our costs in our vision business.

In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country in which we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could harm our business.

The laws and regulations applicable to our business often require subjective interpretation, and we cannot be certain that our efforts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including suspension or revocation of our licenses or registrations, seizure of our inventory, or monetary fines, any of which could harm our business, financial condition or operating results. Compliance with new laws or regulations could increase our expenses or lead to delays as we adjust our websites and operations.

Increasing concern about privacy, spam and the use and security of customer information could restrict our marketing efforts and harm our business.

Internet retailers are also subject to increasing regulation and scrutiny relating to privacy, spam and the use and security of personal user information. These regulations, along with increased governmental or private enforcement (for example, by Internet service providers), may increase the cost of growing our business. Current and proposed regulations and enforcement efforts may restrict our ability to collect and use demographic and personal information from users and send promotional e-mails, which could be costly or harm our marketing efforts. For example, if one or more Internet service providers were to block our promotional e-mails to customers, our ability to generate orders and revenue could be harmed. Further, any violation of privacy, anti-spam or data protection laws or regulations may subject us to fines, penalties and damages and may otherwise have a material adverse effect on our business, results of operations and financial condition.

Restrictions imposed by, and costs of complying with, governmental regulation of the Internet and data transmission over the Internet could harm our business.

We are subject to the same federal, state and local laws generally applicable to businesses, as well as those directly applicable to companies conducting business online, including consumer protection laws, user privacy laws and regulations prohibiting unfair and deceptive trade practices. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, user privacy, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability of existing laws to the Internet relating to issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, U.S. and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted before the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. The restrictions imposed by, and the costs of complying with, current and possible future laws and regulations related to businesses conducted on the Internet could harm our business, operating results and financial condition.

We may be unable to protect our intellectual property, and we may be found to infringe proprietary rights of others, which could harm our business, brand and reputation.

Our success depends in substantial part on our proprietary rights, including our technology, copyrights, trademarks, service marks, trade dress, trade secrets and similar intellectual property. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, however, unauthorized parties may attempt to copy, obtain and use technology or information that we regard as proprietary, such as our sales formats, the technology used to operate our website, our website content and our trademarks. In addition, the laws of many countries do not protect our proprietary rights to the same extent as the laws of the United States.

We own a number of domain names, hold three patents and have filed applications for seven others, and have registered several trademarks and filed applications for a number of other trademarks in the United States and several other countries. We may be unable to secure the trademark registrations or patents for which we have applied, which could negatively affect our business. Our competitors or others may adopt marks or service names similar to ours, which could impede our ability to build brand identity and lead to customer confusion, and owners of other registered trademarks or trademarks that incorporate variations of our marks could bring potential trade name or trademark infringement claims against us. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in such jurisdictions. Our business could be harmed if we are unable to protect or preserve the value of our trademarks, patents, copyrights, trade secrets or other proprietary rights for any reason, or if we are subject to any claims or customer confusion related to our intellectual property or any failure or inability to protect our proprietary rights.

Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names or to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding or other efforts to protect our intellectual property could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Third parties have in the past, and may in the future, also assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights held by them, whether or not their claims have merit. For example, one of our subsidiaries was sued over alleged copyright and trademark violations based on use of “pop-up” advertising, although this action was settled in June 2004 without any material adverse effects to us. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claims, whether they are with or without merit or are determined in our favor, could be time-consuming, result in costly litigation, divert the attention of our management, cause service upgrade delays and harm our business or operating results. Furthermore, as a result of infringement claims we may be required to enter into costly royalty or licensing agreements, which may not be available on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to obtain suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, our business could be adversely affected.

The third-party licenses on which we rely may not continue to be available to us on commercially reasonable terms. The loss of such licenses could require us to incur greater cost or change our business plans, either of which could harm our business.

If people or property are harmed by the products we sell, product liability claims could damage our business and reputation.

Some of the products we sell may expose us to product liability claims relating to personal injury, death or property damage caused by these products and may require us to take actions such as product recalls. Any such product liability claim or product recall may result in adverse publicity regarding us and the products we sell, which may harm our reputation. If we are found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could harm our business. Some of our vendors do not indemnify us against product liability. Further, our liability insurance may not be adequate to protect us from all liability that may be imposed as a result of these claims, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Any imposition of product liability that is not covered by vendor indemnification or our insurance could harm our business, financial condition and operating results.

We may face liability for content on our website.

Because we post product information and other content on our website, we face potential liability for negligence, intellectual property infringement, indecency and other claims based on the nature and content of the materials that we post. These kinds of claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed. Any imposition of liability that is not covered by our insurance or is in excess of our insurance coverage could harm our business, financial condition and operating results.

If Internet use and the online drugstore market do not continue to grow, our ability to generate revenue will be harmed.

Consumer use of the Internet as a medium for commerce is a relatively recent phenomenon and is still subject to a high level of uncertainty. If use of the Internet as a medium for commerce does not continue to grow or grows at a slower rate than we anticipate, our sales would be lower than expected and our business would be harmed. The number of Internet users and amount of Internet traffic continues to rise, and the Internet infrastructure may not expand fast enough to meet the increased levels of demand. In addition, the Internet has experienced, and is likely to experience in the future, outages, delays and other performance problems as a result of damage to portions of its infrastructure, increasing numbers of users, increasing bandwidth requirements, or problems caused by viruses, worms and similar programs. These outages and delays could reduce the level of Internet usage and traffic, which could slow our rate of growth and harm our revenues.

Further, the online market for drugstore products is still developing. The market is significantly less developed than the online market for books, auctions, music, software and other consumer products. Even if use of the Internet and electronic commerce continues to increase, the rate of growth, if any, of the online drugstore market could be significantly less than the online market for other products. Our rate of revenue growth could therefore be significantly less than other online merchants, which could delay or prevent our becoming profitable and cause our stock price to decline.

If we do not respond to rapid technological changes, our services could become obsolete and our business would be seriously harmed.

As the Internet and online commerce industry evolve, we must license technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our web stores, proprietary technology and transaction-processing systems to meet customer requirements or emerging industry standards. Failure to successfully and timely do so could adversely impact our ability to build the drugstore.com brand and attract and retain customers.

If we are required to collect sales and use taxes on the products we sell in additional jurisdictions, we may be subject to liability for past sales and our future sales may decrease.

In accordance with current industry practice and our interpretation of applicable law, we do not currently collect sales and use taxes or other taxes with respect to shipments of goods into states other than Washington.

The operation of our distribution centers, the operations of any future distribution centers and other aspects of our evolving business, however, may result in sales and use tax collection obligations. One or more states or the federal government may seek, either through unilateral action or through federal legislation, to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do. Moreover, one or more states could begin to impose sales taxes on sales of prescription products, which are not generally taxed at this time, or impose sales taxes on sales of certain prescription products (such as those used for pets and farm animals). In either event, customers who order prescriptions at our website and pick them up at a Rite Aid store would be required to pay sales tax. In addition, we could be subject to significant fines or other payments for any past failure to comply with tax regulations. For example, the revenue agency of the state of New Jersey, where our primary distribution center is located, has asserted that we owe state sales tax on some of our prior sales to New Jersey residents from January 3, 2000 to December 29, 2001. We do not currently collect sales tax in New Jersey and, because we are currently appealing the assessment of back sales tax in the Tax Court in New Jersey, have not paid the amount of back sales tax that is being asserted. If we are unsuccessful in our appeal, the State of New Jersey may expand its assessment to include other years for which we did not collect sales tax. In addition, one or more other states may successfully assert that we should collect sales and use or other taxes on the sale of our products. Either of these could result in substantial tax liabilities for our past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business, financial condition and operating results.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states and the U.S. Congress have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales, and at least 18 states recently began voluntarily collecting sales taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect and remit sales and use taxes in states other than Washington. In addition, applicable law does not currently require us to collect sales tax on the sales of prescription medications. If this law were to change, we would be required to collect and remit sales and use taxes for prescription products. The imposition of additional tax obligations on our business by state and local governments could create significant administration burdens for us, decrease our future sales and harm our cash flow and operating results.

Our officers, directors and significant stockholders own a significant amount of our common stock, which could discourage an acquisition of drugstore.com or make removal of incumbent management more difficult.

Executive officers, directors and entities affiliated with them beneficially own approximately 8% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, Amazon.com beneficially owns approximately 14% of our outstanding stock, and is entitled to designate a director to serve on our board of directors, currently G. Charles Roy, 3rd. Kleiner Perkins Caufield and Byers, or KPCB, owns approximately 12% of our outstanding stock, and Ziff Asset Management, L.P., or Ziff, owns approximately 11% of our outstanding stock. Because each owns a significant percentage of our capital stock, Amazon.com, KPCB or Ziff, or more than one of them, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Furthermore, because of these substantial equity stakes in drugstore.com, competitors of Amazon.com, KPCB or Ziff or other potential acquirers could decide not to merge with, or acquire, us. In addition, in the case of a potential acquisition of drugstore.com by another party, a substantial equity stake in drugstore.com could prevent the tax-free treatment of an acquisition, making drugstore.com a less attractive acquisition candidate. In addition, if any of our significant stockholders were to sell a substantial quantity of their holdings in a short period of time, our stock price could decline.

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

The market price of our common stock has been, and is likely to continue to be, extremely volatile. Our stock price could be subject to wide fluctuations in response to a number of factors, including those described in this annual report, some of which are beyond our control, and these fluctuations could result in substantial losses for investors.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We have been named in such stockholder class action lawsuits in the past, including several putative class action suits filed against us and some of our current and former officers and directors in and after June 2004 in the United States District Court for the Western District of Washington. These lawsuits, which were later consolidated into one lawsuit, alleged violations of the federal securities laws. Although the District Court dismissed this lawsuit, we may be the target of similar litigation in the future. In addition, in August 2004 two stockholder derivative lawsuits were filed against some of our current and former directors and officers in the Superior Court for the State of Washington, King County. The two suits allege that the defendant officers breached their fiduciary duties by selling drugstore.com stock while in possession of material non-public information, and that the defendant directors and officers breached their fiduciary duties by failing to prevent alleged false and misleading statements and omissions about our prospects and business results for fiscal year 2004. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and operating results and cause the trading price of our stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Bellevue, Washington, where we lease approximately 53,000 square feet under a lease that expires in July 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. We also lease office space of approximately 4,000 square feet in Vancouver, British Columbia, Canada, under a lease that expires in September 2008, which we are currently subleasing through September 2006. Our primary distribution facility for our OTC and mail-order pharmacy segments is located in Swedesboro, New Jersey, where we lease approximately 290,000 square feet under a lease that expires in December 2010, with options to renew for two additional five-year periods. The distribution facility for our vision segment is located in Ferndale, Washington, where we lease approximately 16,600 square feet under a lease that expires in July 2008, with an option to renew for an additional five-year period. We lease approximately 11,500 square feet under a lease that expires in March 2011 for our principal customer care center, which is located in Halifax, Nova Scotia, Canada.

We believe that our facilities provide sufficient capacity to meet our demands for at least the next two years, are being appropriately utilized and have sufficient production capacity for their present intended purposes. Management reviews our anticipated requirements for facilities and the costs and benefits associated with new facilities and, based on that review, may adjust our facilities needs.

ITEM 3.	LEGAL PROCEEDINGS

See Note 8 of our consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part IV, Item 15 of this annual report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq National Market under the symbol “DSCM.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ National Market.

	High	Low
Fiscal Year Ended January 1, 2006
First Quarter	$3.84	$2.15
Second Quarter	$4.78	$2.13
Third Quarter	$4.30	$3.25
Fourth Quarter	$3.80	$2.50

Fiscal Year Ended January 2, 2005
First Quarter	$8.00	$4.76
Second Quarter	$6.08	$2.89
Third Quarter	$3.52	$2.02
Fourth Quarter	$3.98	$2.91

Holders of Record

As of March 3, 2006, there were approximately 811 holders of record of our common stock, and a much larger number of beneficial owners.

Dividends

We have never declared or paid cash or stock dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 5, 2005, we entered into a license agreement, dated as of September 9, 2005, with Furnace Brook LLC. Under the terms of the license, we issued 10,000 shares of our common stock to Furnace Brook. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, as a private offering under Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$399,430	$360,099	$245,733	$193,908	$145,258
Loss before income taxes, extraordinary gain, and cumulative effect of changes in accounting principles(1)	(20,899)	(48,715)	(18,649)	(41,429)	(286,204)
Income tax benefit	—	980	—	—	—
Extraordinary gain on renegotiation of equity guarantee	—	—	—	—	7,500
Cumulative effect of changes in accounting principles	—	—	—	(8,905)	(4,121)

Net loss	$(20,899)	$(47,735)	$(18,649)	$(50,334)	$(282,825)

Basic and diluted loss per share:
Prior to extraordinary gain and cumulative effect of changes in accounting principles	$(0.23)	$(0.62)	$(0.27)	$(0.61)	$(4.33)
Extraordinary gain	—	—	—	—	0.11
Cumulative effect of changes in accounting principles	—	—	—	(0.13)	(0.06)

	$(0.23)	$(0.62)	$(0.27)	$(0.74)	$(4.28)

Weighted average shares outstanding used to compute basic and diluted loss per share	90,808,817	76,650,915	69,148,872	67,762,667	66,024,855

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$46,463	$34,219	$43,572	$61,867	$78,756
Cash dividends declared per common share	—	—	—	—	—
Working capital	40,350	27,719	32,043	54,433	80,816
Total assets	170,563	158,511	184,412	128,504	171,298
Long-term debt obligations, less current portion	2,685	1,807	600	452	638
Total stockholders’ equity	$96,271	$87,128	$128,218	$93,940	$141,851

(1)	Includes impairment charges to long-lived assets of $27,460 in 2004 and $178,403 in 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this annual report.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this annual report other than statements of historical fact, including statements regarding our future financial and operational performance, are forward-looking. Words such as “targets,” “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “plan,” “continue,” “forecast,” “remains,” “would,” “should,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, changes in consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, changes in senior management, risks related to systems interruptions, possible governmental regulation and the ability to manage a growing business. These and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the following discussion and in the section entitled “Risk Factors” in Part I, Item 1A of this annual report. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy products. We believe that we offer a better way for consumers to shop for these products through our web stores, including those located on the Internet at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com and www.lensquest.com.

We operate on a 52/53-week retail calendar, with each quarter in a 52-week fiscal year representing a 13-week period. Fiscal year 2005 was a 52-week fiscal year; fiscal year 2004 was a 53-week fiscal year, with the fourth quarter representing a 14-week period. References in the following discussion to yearly periods are to fiscal years, unless the context indicates otherwise. For example, “2005” refers to the fiscal year ended January 1, 2006.

Business Segments; Growth Strategies.    We operate our business in four business segments: over-the-counter, or OTC, mail-order pharmacy, local pick-up pharmacy, and vision. The organization of our business into these four distinct segments allows our management to gain a comprehensive financial view of each of our key businesses and our business as a whole. In addition, this segmentation better allows us to align strategies in fulfillment, marketing and customer care in order to optimize the overall customer experience, both within each segment and across all segments, and to maximize growth.

•

Over-the-counter (OTC).    Our OTC segment includes all non-prescription products sold online or over the telephone through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com and www.lensquest.com, and customized nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. Until November 9, 2005, our OTC segment also included product revenues and fulfillment fees received under our wholesale OTC fulfillment agreement with Amazon.com, Inc., under which we acted as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. Effective November 9, 2005, we terminated this agreement. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items, which encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. In 2006, we will focus on improving website conversion, refining our personalization efforts both on our website and in promotional e-mails, and maximizing the profitability of each order.

•	Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online or over the telephone through the www.drugstore.com web store and delivered to customers through our mail-order facility. We obtain our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to and serve both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription services for pharmacy benefit management companies, or PBMs, and third-party benefits companies. In this segment, we focus our marketing efforts on establishing broader relationships with PBMs and maximizing growth in our cash prescription business. We anticipate that continued growth in this segment in 2006 will substantially depend on our ability to grow prescription volumes through these efforts.

•	Local Pick-Up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills sold online or over the telephone through the www.drugstore.com web store or the www.riteaid.com web store (which is powered by the www.drugstore.com web store) and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and e-mail refill reminders. In 2006, we anticipate that net sales in the local pick-up pharmacy segment will remain flat in comparison to 2005, as we focus the majority of our marketing efforts on our core OTC and mail-order pharmacy segments.

•	Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2006, we plan to focus on a strategy of balancing customer acquisition with net margin in order to maximize our profits, rather than focusing exclusively on growth.

Revenues.    We generate revenue primarily from product sales and shipping fees. In 2005, we reported consolidated total net sales of $399.4 million, which reflected a $39.3 million, or 11%, increase over the 53-week period in 2004. Net sales increased 13% year-over-year when calculated on a comparative 52-week basis. Our net sales growth was driven by an 8% increase in our total order volume, to 5.1 million orders, and, to a lesser extent, a 2% increase in our average net sales per order, to $78. Our net sales benefited from strong year-over-year growth in our core OTC and mail-order pharmacy segments, which grew by 16% and 18%, respectively, over 2004 (19% and 21%, respectively, on a comparative 52-week basis). Excluding wholesale OTC net sales and fulfillment fees of $6.3 million in 2005 and $14.1 million in 2004, our net sales in the OTC segment increased by 23% year-over-year (26% on a comparative 52-week basis). Net sales in our local pick-up pharmacy segment increased 4% year-over-year (6% on a comparative 52-week basis) and net sales in our vision segment decreased by 3% year-over-year (remaining flat on a comparative 52-week basis).

Expenses.    Our operating expenses, including cost of goods sold, decreased in 2005 to 106% of net sales, compared to 114% in 2004, primarily due to the absence of impairment charges of $27.5 million recorded in 2004 to goodwill and other intangible assets related to our vision segment. As a percentage of net sales, fulfillment and order processing expenses and general and administrative expenses both decreased year-over-year and technology and content expenses and marketing and sales expenses both increased year-over-year. In addition, cost of goods sold decreased as a percentage of net sales year-over-year, as our fixed corporate infrastructure costs were spread over greater net sales.

Net Loss; Cash Position.    Our net loss for 2005 decreased by 56%, or $26.8 million, to $20.9 million, compared to $47.7 million in 2004, primarily as a result of the absence of goodwill and intangible asset impairment charges of $27.5 million recorded in 2004. We ended 2005 with $46.5 million in cash, cash equivalents and marketable securities, compared to $34.2 million at the end of 2004. This balance reflects cash flow activity in 2005 consisting of $26.0 million in proceeds from the sale of 10.0 million shares of our common stock in a private placement, $1.7 million in proceeds received from term loans, asset financings and advances under our line of credit, and $2.1 million in proceeds from the exercise of stock options and sales from our employee stock purchase plan, partially offset by $9.8 million used to fund operating activities, $1.6 million used to repay long-term debt obligations and $6.0 million used for capital expenditures.

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

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

Revenues from sales of OTC, mail-order pharmacy, and vision products are recorded net of promotional discounts, cancellations, rebates and returns allowances. Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Return allowances, which reduce product sales by our estimate of expected product returns, are estimated using historical experience. Historically, product returns, and differences between our estimates and actual returns, have not been significant.

Revenues from sales of OTC products ordered through the Amazon.com website and fulfilled by drugstore.com were recognized when we shipped the products from our distribution center. According to the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we recorded fulfillment fees and revenues generated by the Amazon.com agreement in our OTC segment on a gross basis, because we believe we acted as a principal, based on the fact that we bore general inventory risk associated with these sales. Effective November 9, 2005, we terminated our agreement with Amazon.com. Neither party has any material obligations following termination.

Before December 31, 2005, all sales of customized vitamins through CNS were recognized on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances. On December 31, 2005, we entered into a fulfillment agreement with Weil Lifestyle, LLC, or Weil. Under the new agreement, revenues from sales of customized vitamins sold through our fulfillment agreement with Weil are recognized when products are shipped and title passes to the customer. In accordance with EITF 99-19, we now record revenues generated by the Weil agreement in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer and we do not bear general inventory risk associated with these sales. Non-Weil customized vitamin sales continue to be recognized on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances.

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

Inventories

We value our inventories at the lower of cost (using the weighted-average cost method) or the current estimated market value. We regularly review inventory quantities on hand and adjust our inventories for shrinkage and slow-moving, damaged and expired inventory, which is recorded as the difference between the cost of the inventory and the estimated market value based on management’s assumptions about future demand for the products we offer and market conditions. We use a variety of methods to reduce the quantity of slow-moving inventory, including reducing sales prices on our websites, negotiating returns to vendors, and liquidating inventory through third parties. If our estimates of future product demand or our assumptions about market conditions are inaccurate, we could understate or overstate the provision required for excess and obsolete inventory. Historically, inventory reserves have not differed materially from our estimates.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangibles, or FAS 142, we do not amortize goodwill but instead test for impairment at least annually. We test for impairment at the beginning of the fourth quarter or whenever indicators of impairment occur. The first phase of the test screens for impairment. If impairment is determined, the second phase measures the amount of impairment by comparing the fair value of the applicable reporting unit to its carrying value. Fair value is determined using either a discounted cash flow methodology or methodology based on comparable market prices.

We review our indefinite-lived intangible assets, other than goodwill, for impairment when indicators of impairment occur and annually at the beginning of the fourth quarter. We compare the carrying value of the asset to its estimated fair value and record an impairment charge when the carrying value of the asset exceeds the estimated fair value.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, we review the carrying values of our amortized long-lived assets, including definite-lived intangible assets, whenever an indicator of impairment occurs. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, we perform an evaluation of recoverability. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. We measure any resulting impairment charge based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment. For further detail regarding goodwill and other intangible assets, see Notes 5 and 6 of our consolidated financial statements included in Part IV, Item 15 of this annual report.

If our estimates of revenue growth or future cash flows prove to be inaccurate, we may have a future impairment of goodwill, other intangible assets or long-lived assets.

Legal Proceedings

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and legal proceedings and may revise our estimates. Any such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations and financial position. For a description of our material legal proceedings, see Note 8 of our consolidated financial statements, Commitments and Contingencies, included in Part IV, Item 15 of this annual report.

Acquisitions

International Vision Direct Corp.

On December 8, 2003, we acquired Vision Direct, a privately held Internet retailer of contact lenses. Under the terms of the acquisition agreement, we acquired Vision Direct for $56.6 million in aggregate consideration, comprised of $10.0 million in cash, 6,830,601 shares of common stock having an aggregate fair value of $45.7 million, and related transaction costs. 50% of the shares were held in escrow for the duration of a post-acquisition contingency period, and were released from escrow in the fourth quarter of fiscal 2004. The primary reason for the acquisition of Vision Direct was to enhance our offering with products in the vision category.

In 2004 we recorded an impairment charge of $22.8 million to reduce the carrying value of the goodwill related to our Vision Direct business to its fair value. In addition, in 2004 we recorded an impairment loss of $4.7 million on other intangible assets related to the Vision Direct business, which consisted of $2.8 million for indefinite-lived assets and $1.9 million for definite-lived assets.

For further detail regarding this acquisition, assets and liabilities acquired and impairment charges related to these assets, see Notes 2, 5 and 6 of our consolidated financial statements included in Part IV, Item 15 of this annual report.

Custom Nutrition Services

On April 28, 2003, we acquired Concept Development, LLC, conducting business under the name Custom Nutrition Services, a privately held company providing personalized nutrition services to consumers. Under the terms of the acquisition agreement, we acquired CNS for $4.3 million in aggregate consideration, comprised of $1.5 million in cash, 635,593 shares of our common stock having an aggregate fair value of $2.5 million (45,000 shares of which we later recovered from escrow) and related transaction costs. The shares were held in escrow for the duration of a contingency period that expired in December 2003. The acquisition agreement also provides for the payment by us of additional purchase consideration of up to $10.0 million, payable over three years from the date of the acquisition, based on the future attainment of specific performance targets by the CNS business. During each fiscal year 2005 and 2004, we paid $56,000 to the sellers of the CNS business under this earn-out provision. The primary reason for the acquisition of CNS was to enhance our offering in the customized nutrition and wellness market.

For more detail regarding this acquisition and assets and liabilities acquired, see Notes 2 and 5 of our consolidated financial statements included in Part IV, Item 15 of this annual report.

Results of Operations

Net Sales

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	(in thousands, except per order data)
Total net sales	$399,430	10.9%	$360,099	46.5%	$245,733
Total customer orders shipped	5,119	8.4%	4,721	42.6%	3,310
Average net sales per order	$78	2.3%	$76	2.7%	$74

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Net sales also includes fulfillment fees and product revenue from our recently terminated wholesale OTC fulfillment agreement with Amazon.com, and consignment service fees earned from our arrangement with General Nutrition Corporation, or GNC, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are booked on a net basis and constitute approximately 1% of total net sales in each period presented. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, the co-payment is billed to the customer’s credit card and the remainder of the prescription price is billed to insurance. Sales of pharmaceutical products covered by insurance are recorded as the sum of the amounts received from the customer and the third party. Sales made to Amazon.com under our wholesale OTC fulfillment agreement were billed directly to Amazon.com and recorded at the gross amount received from Amazon.com.

Total net sales increased in 2005, compared to 2004, primarily as a result of an 8% increase in order volume (11% on a comparative 52-week basis), to 5.1 million orders from 4.7 million in 2004 and, to a lesser extent, a 2% increase in average net revenue per order, to $78. Order volume increased from 2004 primarily as a result of strong growth in our OTC and mail-order pharmacy segments. Orders from repeat customers increased 15.2% and orders from new customers increased 2.6% over 2004. (Order volume includes new and repeat orders made through the drugstore.com website and the websites of our subsidiaries, and orders generated through our wholesale OTC fulfillment agreement with Amazon.com. Wholesale OTC orders are considered neither repeat nor new orders.) Average net revenue per order increased over 2004 as a result of growth in net sales per order in each of our segments, particularly within our mail-order pharmacy segment, which grew by 8% to $147. Compared to 2004, net sales in our OTC segment increased by $25.3 million, or 16%, net sales in our mail-order pharmacy segment increased by $11.7 million, or 18%, net sales in our local pick-up pharmacy segment increased by $3.7 million, or 4%, and net sales in our vision segment decreased by $1.3 million, or 3%.

Total net sales increased in 2004, compared to 2003, primarily as a result of a 43% increase in order volume (substantially due to the acquisition of Vision Direct), to 4.7 million orders from 3.3 million in 2003, and, to a lesser extent, a 3% increase in average net revenue per order, to $76. Order volume increased from 2003 primarily as a result of strong growth in our OTC and mail-order pharmacy segments, the acquisition of Vision Direct and the addition of our wholesale OTC fulfillment agreement with Amazon.com. Average net revenue per order increased over 2003 as a result of growth in net sales per order in each of our segments, particularly within our mail-order pharmacy segment, which grew by 16% to $136. Compared to 2003, net sales in our OTC segment increased by $46.2 million, or 42%, net sales in our mail-order pharmacy segment increased by $14.8 million, or 30%, and net sales in our local pick-up pharmacy segment increased by $7.3 million, or 9%. Net sales in our vision segment, in the first full year of results following our December 2003 acquisition of Vision Direct, were $48.4 million.

OTC Net Sales

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	(in thousands, except per order data)
OTC net sales	$180,566	16.3%	$155,316	42.3%	$109,154
Segmented net sales information:
% of total net sales from OTC	45.2%		43.1%		44.4%
Average net sales per order	$57	—	$57	3.6%	$55

Our net sales in the OTC segment (including wholesale OTC) in 2005 increased $25.3 million to $180.6 million, compared to $155.3 million in 2004, as a result of a 15% increase in OTC order volume. Excluding wholesale OTC net sales and fulfillment fees of $6.3 million in 2005 and $14.1 million in 2004, our net sales in the OTC segment increased by 23% year-over-year. On a comparative 52-week basis, OTC net sales increased 19% and, excluding wholesale OTC, increased 26%. The number of orders in this segment grew by 15% to 3.2 million in 2005, compared to 2.7 million in 2004, reflecting increases in the numbers of both repeat orders from existing customers and orders from new customers, offset by a decline in wholesale OTC orders. Average net sales per order in this segment remained flat at $57 for both 2005 and 2004. During 2005 and 2004, we did not implement material price changes in our OTC products generally.

Our net sales in the OTC segment (including wholesale OTC) in 2004 increased $46.2 million to $155.3 million, compared to $109.2 million in 2003, as a result of an increase in customer orders and average net sales per order. Wholesale OTC net sales and fulfillment fees were $14.1 million in 2004 and $57,000 in 2003. The number of orders in this segment grew by 35% to 2.7 million in 2004, compared to 2.0 million in 2003, reflecting increases in the numbers of repeat orders, new customer orders and wholesale OTC orders. Average net sales per order in this segment increased in 2004, compared to 2003, as a result of increases in the average number of items per order and increased purchases of higher-priced items. During 2004 and 2003, we did not implement material price changes in our OTC products generally.

Mail-Order Pharmacy Net Sales

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	(in thousands, except per order data)
Mail-order pharmacy net sales	$75,612	18.3%	$63,936	30.1%	$49,155
Segmented net sales information:
% of total net sales from mail-order pharmacy	18.9%		17.8%		20.0%
Average net sales per order	$147	8.1%	$136	16.2%	$117

Our net sales in the mail-order pharmacy segment increased $11.7 million to $75.6 million in 2005, compared to $63.9 million in 2004 and $49.2 million in 2003, as a result of year-over-year increases in order volume and average net sales per order. On a comparative 52-week basis, net sales in our mail-order pharmacy segment increased by 21% in 2005, compared to 2004. The number of orders in this segment grew by 10% to 515,000 in 2005, compared to 471,000 in 2004 and 421,000 in 2003, reflecting year-over-year increases in the numbers of both repeat orders from existing customers and orders from new customers. The average net sales per order in this segment increased in 2005 and 2004, compared to the prior year, as a result of a larger proportion of customers purchasing supply quantities of 90 days or more, as well as increases of approximately 6% in 2005 and 5% in 2004 in the average price per prescription resulting from higher pharmaceutical costs.

Local Pick-up Pharmacy Net Sales

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	(in thousands, except per order data)
Local pick-up pharmacy net sales	$96,126	4.0%	$92,440	8.6%	$85,131
Segmented net sales information:
% of total net sales from local pick-up pharmacy	24.1%		25.7%		34.6%
Average net sales per order	$109	4.8%	$104	8.3%	$96

Our net sales in the local pick-up pharmacy increased $3.7 million to $96.1 million in 2005, compared to $92.4 million in 2004 and $85.1 million in 2003, as a result of year-over-year increases in average net sales per order. On a comparative 52-week basis, net sales in our local pick-up pharmacy segment increased by 6% in 2005, compared to 2004. The number of orders in this segment remained relatively flat at 880,000 in 2005, compared to 892,000 in 2004 and 886,000 in 2003. The average net sales per order in this segment increased in 2005 and 2004, compared to the prior year, as a result of year-over-year increases in the average price per prescription paid by the customer and the average number of prescriptions per order.

Vision Net Sales

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	(in thousands, except per order data)
Vision net sales	$47,126	(2.6)%	$48,407	N/M	$2,293
Segmented net sales information:
% of total net sales from vision	11.8%		13.4%		1.0%
Average net sales per order	$82	3.8%	$79	N/M	$71

Our net sales in the vision segment decreased by $1.3 million to $47.1 million in 2005, compared $48.4 million in 2004, as a result of a decline in the number of customer orders, partially offset by an increase in the average net sales per order. On a comparative 52-week basis, net sales in our vision segment remained flat. The number of orders in this segment decreased by 7% to 572,000 in 2005, compared to 615,000 in 2004, and the average net sales per order increased to $82 in 2005, compared to $79 in 2004. The year-over-year increase in average net sales per order resulted primarily from an increase in the average number of items per order and increased purchases of higher-priced specialty contact lenses. Our net sales in the vision segment increased by $46.1 million to $48.4 million in 2004, compared to $2.3 million in the last three weeks of 2003. Because we acquired Vision Direct in December 2003, comparisons between 2004 and 2003 are not meaningful.

Customer Data

During 2005, 1.2 million new customers placed orders, increasing our total customer base to 7.2 million customers since inception, compared to 6.0 million customers at the end of 2004 and 4.8 million customers at the end of 2003. Orders from repeat customers as a percentage of total orders was 72% in 2005, compared to 67% in 2004 and 71% in 2003. In 2005, the increase in orders from repeat customers as a percentage of total orders, compared to 2004, is the result of improved customer retention and increased order frequency, and to a lesser extent, a decline of 33% in wholesale OTC orders (which are included in the number of total orders but are considered neither repeat nor new orders for calculating repeat orders as a percentage of total orders). In 2004, the decrease in orders from repeat customers as a percentage of total orders, compared to 2003, reflects the inclusion of 352,000 of wholesale OTC orders compared to 32,000 in 2003.

Cost of Sales

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
Cost of sales	$317,366	10.6%	$286,858	46.7%	$195,501
Percent of total net sales	79.5%		79.7%		79.6%

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

Total cost of sales increased in absolute dollars in 2005 and 2004, compared to the prior year, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales decreased slightly in 2005, compared to 2004, primarily as a result of higher product margins in our OTC segment, partially offset by higher shipping costs. Cost of sales as a percentage of net sales in 2004 remained relatively flat, compared to 2003, as a result of a full year of sales in our higher-margin vision segment offset by increased costs from the addition of our lower-margin wholesale OTC fulfillment business, lower margins in our mail-order pharmacy segment and increased shipping costs.

Shipping costs continue to exceed the amount we charge customers for shipping. Our revenues from shipping charges to customers are included in net sales and were $11.1 million in 2005, $10.2 million in 2004, and $6.3 million in 2003. Outbound shipping costs are included in cost of sales and were $21.4 million in 2005, $17.5 million in 2004, and $11.2 million in 2003. During the last week of the first quarter of 2005, we discontinued our shipping policy that provided free 3-day shipping on non-prescription orders of $49 or more. We replaced this shipping policy with a tiered policy, under which we charge a fee for standard ground shipping (which we waive for non-prescription orders meeting a minimum purchase requirement) and charge a larger fee for 3-day shipping (which, until the fourth quarter of 2005, we waived for non-prescription orders of $99 or more). The cost reductions resulting from this change in our shipping policy were neutralized by rate increases and fuel surcharges from our shipping carriers, a higher proportion of orders being shipped to Alaska, Hawaii, U.S. Territories, and APO/FPO military addresses (all of which are more expensive shipping locations), and greater package weights resulting from a greater number of items per order. In November 2005, we added shipping surcharges for shipments to Alaska, Hawaii, U.S. Territories, and APO/FPO, and we increased the upgrade charge for 3-day shipping for customers who qualify for free ground shipping. In the fourth quarter of 2005, we eliminated free 3-day shipping on orders of $99 or more. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
OTC cost of sales	$130,346	15.0%	$113,354	48.8%	$76,173
Segmented cost of sales information:
OTC cost of sales as a % of OTC net sales	72.2%		73.0%		69.8%

Cost of sales in our OTC segment increased in absolute dollars in 2005, compared to 2004, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales in this segment decreased in 2005, compared to 2004, as a result of higher product margins partially offset by higher shipping costs. Cost of sales in this segment increased in absolute dollars in 2004, compared to 2003, as a result of growth in order volume and net sales and orders generated through our lower-margin wholesale OTC business. Cost of sales as a percentage of net sales in this segment increased in 2004, compared to 2003, as a result of the higher costs associated with our free 3-day shipping program and other discount promotions, as well as selling a greater proportion of lower-margin wholesale OTC orders.

Mail-Order Pharmacy Cost of Sales

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
Cost of sales	$65,352	20.0%	$54,450	34.5%	$40,479
Segmented cost of sales information:
Mail-order pharmacy cost of sales as a % of mail-order pharmacy net sales	86.4%		85.2%		82.3%

Cost of sales in our mail-order pharmacy segment increased in absolute dollars in both 2005 and 2004, compared to the prior year, as a result of increased order volume and net sales and higher per-order product costs in each period. Cost of sales as a percentage of net sales, and per-order product costs, in this segment increased in 2005 and 2004, compared to the prior year, as a result of our initiatives to grow this segment by providing third-party fulfillment services to PBMs. This strategy focuses on fulfilling 90-day-or-greater order quantities, which generates higher per-order revenue than 30-day quantity orders but also results in higher per-order product costs and lower product margins.

Local Pick-up Pharmacy Cost of Sales

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
Cost of sales	$84,660	2.9%	$82,268	6.4%	$77,312
Segmented cost of sales information:
Local pick-up pharmacy cost of sales as a % of local pick-up pharmacy net sales	88.1%		89.0%		90.8%

Cost of sales in our local pick-up pharmacy segment increased in absolute dollars in both 2005 and 2004, compared to the prior year, as a result of higher per-order product costs in each period. Cost of sales as a percentage of net sales in this segment decreased in both 2005 and 2004, compared to the prior year, as a result of selling a higher proportion of higher-margin generic drugs compared to lower-margin branded drugs, as well as higher product margins on sales of generic drugs.

Vision Cost of Sales

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
Cost of sales	$37,008	0.6%	$36,786	N/M	$1,537
Segmented cost of sales information:
Vision cost of sales as a % of vision net sales	78.5%		76.0%		67.0%

Cost of sales in our vision segment remained flat in absolute dollars in 2005 compared to 2004, and cost of sales as a percentage of net sales increased in 2005 compared to 2004, as a result of increased shipping costs, increased per-order product costs, increased promotional activity, and decreasing margins due to competitive pricing. Because we acquired Vision Direct in December 2003, comparisons between 2004 and 2003 are not meaningful.

Fulfillment and Order Processing Expense

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
Fulfillment and order processing expense	$39,853	1.1%	$39,416	36.4%	$28,888
Percentage of net sales	10.0%		10.9%		11.8%

Fulfillment and order processing expenses include expenses related to payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid for prescriptions ordered through the drugstore.com website and picked up at a Rite Aid store, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center and call center facilities. Variable fulfillment costs represent the incremental (variable) costs of fulfilling, processing and delivering the order that we believe are variable based on sales volume.

Fulfillment and order processing expenses for 2005 were comprised of $30.5 million of variable costs and $9.4 million of fixed costs, compared to $27.4 million of variable costs and $12.0 million of fixed costs in 2004. The 11% increase in variable fulfillment and order processing expenses resulted primarily from increases in order volume in our OTC and mail-order pharmacy segments and, to a lesser extent, increases in variable per-order fulfillment costs in our vision segment, partially offset by a decrease in variable per-order fulfillment costs in our OTC segment. The 21% decrease in fixed fulfillment and order processing expenses resulted primarily from a decrease in depreciation expense for assets fully depreciated during 2004. Fulfillment and order processing expenses as a percentage of net sales also declined in 2005, compared to 2004, as greater order volumes resulted in improved utilization of our primary distribution center.

Fulfillment and order processing expenses for 2004 were comprised of $27.4 million of variable costs and $12.0 million of fixed costs, compared to $18.3 million of variable costs and $10.6 million of fixed costs in 2003. The 50% increase in variable fulfillment and order processing expenses resulted from an increase in order volume (substantially due to the acquisition of Vision Direct), as well as increased per-order labor fulfillment costs in our OTC segment and increased per-order customer care costs in our mail-order pharmacy segment. The 13% increase in fixed fulfillment and order processing expenses resulted from the addition of fixed costs related to distribution activities in our vision segment. Despite the dollar increase in 2004, compared to 2003, fulfillment and order processing expenses as a percentage of net sales declined year-over-year as greater volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expense

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
Marketing and sales expense	$32,592	32.7%	$24,567	40.5%	$17,482
Percentage of net sales	8.2%		6.8%		7.1%

Marketing and sales expenses include marketing expenses, advertising expenses under various advertising contracts, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. In addition, marketing and sales expense include CNS-related royalties of $2.5 million for 2005, $2.2 million for 2004 and $1.4 million for 2003. Advertising expenses include various advertising contracts, including the expense associated with a marketing agreement with Amazon.com that was terminated in September 2003. We recognized $0 in 2005, $0 in 2004, and $1.1 million in 2003 in marketing and sales expense related to this marketing agreement.

Marketing and sales expenses increased both in absolute dollars and as a percentage of net sales in 2005, compared to 2004. These increases were primarily due to $6.7 million of additional marketing costs (including $5.5 million related to our brand advertising campaign and personalization initiatives), as well as an increase in personnel costs of $1.0 million. Marketing and sales dollars per new customer increased to $27 in 2005, compared to $21 in 2004.

Marketing and sales expenses increased in absolute dollars in 2004, compared to 2003, but declined as a percentage of net sales to an all-time low in 2004. The increase in absolute dollars was primarily due to the integration of the marketing activities of Vision Direct and the testing of various new promotional programs associated with the new vision business. The decrease as a percentage of net sales in 2004 reflected our growing trailing 12-month customer base and growth in our annual net sales per active customer. In addition, the decrease reflected growth in our mail-order pharmacy segment, which growth primarily resulted from our relationships with PBMs and third-party benefits companies rather than from direct-to-consumer marketing efforts, and the addition of our wholesale OTC business, under which we did not incur significant marketing costs.

Technology and Content Expense

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
Technology and content expense	$12,768	34.6%	$9,483	14.5%	$8,283
Percentage of net sales	3.2%		2.6%		3.4%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining and making routine upgrades and enhancements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and website content and design expenses.

Technology and content expenses increased both in absolute dollars and as a percentage of net sales in 2005, compared to 2004. The dollar increase was primarily due an increase of $1.5 million in personnel costs, an increase of $800,000 in depreciation expense from the acquisition of software and computer equipment related to enhancements to our IT infrastructure, the write-off of $660,000 of internally developed software projects and, to a lesser extent, increased administrative expenses. Technology and content expenses increased in absolute dollars but declined as a percentage of net sales in 2004, compared to 2003. The dollar increase was primarily due to an increase of $800,000 in depreciation expense and an increase of $400,000 in personnel costs. The decrease as a percentage of net sales resulted from our fixed technology and content costs being spread over more net sales. In addition, in 2005, 2004 and 2003, we capitalized $2.8 million, $1.9 million and $500,000 of labor costs related to internally developed software projects.

General and Administrative Expense

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
General and administrative expense	$14,048	(13.3%)	$16,200	45.8%	$11,111
Percentage of net sales	3.5%		4.5%		4.5%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel expenses and other general corporate expenses.

General and administrative expenses decreased in both absolute dollars and as a percentage of net sales in 2005, compared to 2004. The dollar decrease was primarily due to $800,000 of recruitment and transition expenses related to the hiring of our chief executive officer in 2004, a $492,000 non-cash litigation settlement expense recorded in 2004, and lower depreciation expenses related to assets being fully depreciated in 2004. The decrease as a percentage of net sales resulted from our fixed corporate infrastructure costs being spread over more net sales. General and administrative expenses increased in absolute dollars but remained unchanged as a percentage of net sales in 2004, compared to 2003. The dollar increase was primarily due to increased legal and accounting fees, including expenses related to the implementation of the requirements associated with the Sarbanes-Oxley Act of 2002, transition costs associated with operating our vision business, the recruitment and transition expenses related to the hiring of our new chief executive officer and an expense of $492,000 related to a non-cash litigation settlement with Arlington Contact Lens Service, Inc. General and administrative expenses remained flat as a percentage of net sales as a result of our fixed corporate infrastructure costs being spread over more net sales.

Amortization of Intangible Assets

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
Amortization of intangible assets	$3,004	(24.0%)	$3,952	129.1%	$1,725
Percentage of net sales	0.8%		1.1%		0.7%

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS, Acumins, Inc., and Vision Direct, assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names and trademarks.

Amortization expense decreased in 2005 compared to 2004, as a result of the $1.9 million write-down of intangible assets related to our vision segment that we recorded in 2004. Amortization expense increased in 2004 compared to 2003 as a result of the acquisition of Vision Direct in December 2003.

Stock-based Compensation

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
Stock-based compensation	$1,968	59.0%	$1,238	(38.5%)	$2,014
Percentage of net sales	0.5%		0.3%		0.8%

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

We recognized stock-based compensation expense of $1.5 million in 2005, $0.8 million in 2004, and $0.7 million in 2003 related to the amortization of deferred stock-based compensation related to stock options issued with an exercise price lower than the fair value of the underlying common stock. We also recognized stock-based compensation expense of $0.2 million in 2005, $0.4 million in 2004, and $1.3 million in 2003 for certain options that were modified for terminated employees, and $0.3 million in 2005, $0 in 2004, and $0 in 2003 related to the issuance of options and warrants to non-employees for the performance of services.

Impairment of Goodwill and Other Intangible Assets

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
Impairment of goodwill and other intangible assets	—	N/A	$27,460	N/A	—
Percentage of net sales	—		7.6%		—

As part of our quarterly review of financial results for the third quarter of 2004, we noted indicators that the carrying value of goodwill and other intangible assets related to the acquisition of Vision Direct might not be recoverable, which resulted in an impairment review. We performed the impairment review because of lower-than-expected sales growth partially attributable to challenges we faced in complying with the contact lens prescription access and verification requirements of the U.S. Fairness to Contact Lens Consumers Act, which was enacted in February 2004, and the related regulations of the Federal Trade Commission implemented in August 2004, and an increasingly competitive contact lens marketplace. As a result, we evaluated the recoverability of goodwill and other intangible assets in accordance with SFAS 142 and SFAS 144.

Based on the analysis, we determined that the carrying amount of our vision segment was in excess of its fair value. Therefore, we were required to perform the second-step analysis on the vision segment to determine the amount of the impairment loss. As a result of our analysis under SFAS 142 and 144, we recorded impairment charges of $22.8 million to goodwill and $4.7 million to other intangible assets ($2.8 million to indefinite-lived and $1.9 million to definite-lived).

No impairment or restructuring charges were recorded in 2005 or 2003.

Interest Income and Expense

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
Interest income, net	$1,270	252.8%	$360	(42.1%)	$622

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Net interest income increased in 2005 compared to 2004 as a result of increased cash, cash equivalents and marketable securities balances resulting from the sale of 10.0 million shares of our common stock in a private placement in March 2005, and increases in interest rates. Net interest income decreased in 2004 compared to 2003 as a result of decreasing cash, cash equivalent and marketable securities balances.

Income Taxes

	Fiscal Year 2005	% Change	Fiscal Year 2004	% Change	Fiscal Year 2003
	($ in thousands)
Income tax benefit	—	N/A	$980	N/A	—

In 2004, we recorded an income tax benefit that resulted from the impairment of certain indefinite-lived intangible assets and related reduction in deferred tax liabilities that were recorded in connection with our acquisition of Vision Direct. In 2005 and 2003, there was no provision or benefit for income taxes due to our ongoing operating losses.

Recent Accounting Pronouncements

See Note 1 of our consolidated financial statements, “The Company and Summary of Significant Accounting Policies—Recent Accounting Pronouncements,” included in Part IV, Item 15 of this annual report.

Liquidity and Capital Resources

We have incurred net losses of $737.3 million since inception. We believe that we will continue to incur net losses for at least the next year, and possibly longer. From our inception through January 1, 2006, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $413.6 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the last three fiscal years:

	Fiscal Year
	2005	$ Change	2004	$ Change	2003
	($ in thousands)
Net cash used in operating activities	$(9,803)	$889	$(10,692)	$(6,892)	$(3,800)
Net cash (used in) provided by investing activities	$(13,481)	$(26,670)	$13,189	$20,990	$(7,801)
Net cash provided by financing activities	$28,084	$22,125	$5,959	$5,423	$536
Net increase in cash and cash equivalents	$4,800	$(3,656)	$8,456	$19,521	$(11,065)

Net cash used in operating activities in 2005, 2004 and 2003 primarily reflects net losses and changes in operating assets and liabilities, partially offset by non-cash expenses. Net cash used in operating activities decreased in 2005, compared to 2004, primarily as a result of decreased uses of other working capital. Net cash used in operating activities increased in 2004, compared to 2003, primarily as a result of increased uses of other working capital and increased investments in inventory.

Net cash used in investing activities in 2005 was primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, partially offset by the net proceeds received from the sales and maturities of marketable securities. Net cash provided by investing activities in 2004 was primarily attributable to the net proceeds from the sales and maturities of marketable securities, partially offset by the purchases of marketable securities and the acquisition of fixed assets. Net cash used in investing activities in 2003 was primarily attributable to the purchases of marketable securities and business acquisitions, and to a lesser extent the purchase of fixed assets, offset by the net proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities in 2005 was primarily attributable to $26.0 million of net proceeds received from the sale of 10.0 million shares of our common stock, in addition to cash provided from exercises of employee stock options, borrowings under our revolving line of credit agreement with a bank, and proceeds from term loans and asset financings, partially offset by payments on our debt obligations. Net cash provided by financing activities in 2004 and 2003 was attributable to cash provided from exercises of employee stock options and borrowings under our term loan with a bank and asset financings, partially offset by payments on our debt obligations.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, auction rate securities, corporate notes and government bonds, are considered short-term as they are available to fund current operations.

The following table provides information regarding our balances of cash and cash equivalents and marketable securities for the last three fiscal years:

	January 1, 2006	January 2, 2005	December 28, 2003
	(in thousands)
Cash and cash equivalents	$20,291	$15,491	$7,035
Marketable securities	26,172	18,728	36,537

Total	$46,463	$34,219	$43,572

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and in the section entitled “Risk Factors” in Part I, Item 1A of this annual report.

In October 2005, we entered into an agreement to lease computer equipment under a non-cancelable capital lease. With respect to each draw under this lease, 63.5% of the sum of the draw amount plus interest determined at the time of the draw is payable in monthly installments over the 24 months following the draw. At the end of the 24-month period, we will either pay the remaining 36.5% in a single balloon payment or extend financing for an additional 12 months. All draws under this lease, which are limited to $1.2 million, must be completed by June 2006. We have drawn the entire $1.2 million under this lease, payable in 24 monthly installments of $37,600 at an interest rate of 9.4%.

In December 2004, we entered into an amended and restated loan and security agreement with a bank. The agreement includes a revolving line of credit allowing for borrowings up to $1.0 million through June 30, 2005 and allowed for an additional $2.0 million of borrowings thereafter, based on certain conditions specified in the agreement. The interest rate on the revolving line of credit is the prime rate plus 0.25% (7.5% at January 1, 2006), and the revolving line of credit has a maturity date of one year from the date of borrowing. In January 2005, we borrowed $1.0 million on the line of credit and, in December 2005, we converted the $1.0 million line of credit into a term loan. The term loan totaled $1.0 million as of January 1, 2006 and is payable in 36 monthly installments of principal and interest at a rate of prime rate plus 0.50% (7.75% at January 1, 2006). In addition, the agreement includes a $2.0 million term loan for capital equipment expenditures that accrues interest on the outstanding principal balance at a rate of prime rate plus 0.50%. This term loan is payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. The balance outstanding under this term loan was $1.4 million as of January 1, 2006 and $2.0 million as of January 2, 2005. The borrowings under the agreement are collateralized by our equipment, inventory, and intangible assets. The agreement contains certain financial and non-financial covenants with which we were in compliance at January 1, 2006.

In March 2006, we entered into an amended and restated loan and security agreement with the same bank. This agreement includes a revolving line of credit allowing for borrowings of up to $7.5 million, which accrue interest at the prime rate. The revolving line of credit has a maturity date of one year from the date of advance. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity.

We also lease computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at rates ranging from 2% to 10% and mature 24 to 60 months from the date of funding. We secured additional funds of $1.2 million during 2005 and $536,000 during 2004 through capital lease financing agreements, wherein we financed certain computer equipment, software, fixtures and equipment for periods of two years.

On March 2, 2005, we issued 10.0 million shares of our common stock in a private placement, for aggregate cash consideration of $26.0 million.

In connection with lease arrangements for our corporate headquarters, we were required to provide two standby letters of credit as security deposits. The letters of credit were issued in the amounts of approximately $500,000 in July 2004 and approximately $550,000 in October 2004. Both letters of credit were collateralized with cash. Effective October 1, 2005, one of these letters of credit expired and was replaced by another letter of credit. The replacement letter of credit, which will be renewed annually until the end of the lease term, is funded under our revolving line of credit and is not required to be secured with cash. The cash previously used as collateral for the expired letter of credit, approximately $570,000, was therefore released and made available for use in operations. The other letter of credit expired on November 30, 2005 and approximately $515,000 was released and made available for use in operations.

As of January 1, 2006, our principal commitments consisted of obligations outstanding under capital and operating leases and our term loan, as follows (in thousands):

	Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	($ in thousands)
Capital leases (1)	$2,551	$1,231	$1,320	$—	$—
Term loans (2)	2,624	1,092	1,501	31	—
Operating leases (3)	16,839	2,664	5,228	5,091	3,856

	$22,014	$4,987	$8,049	$5,122	$3,856

(1)	Capital lease obligations consist primarily of technology and operations assets.
(2)	Term loans include debt obligations with a bank.
(3)	Operating lease obligations consist of office building, distribution center and call center leases.

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

Management Outlook

For the first quarter of fiscal year 2006, we are targeting net sales in the range of $102.0 million to $107.0 million. We anticipate a net loss for the first quarter in the range of $7.2 million to $8.2 million. For fiscal year 2006, we are targeting net sales in the range of $440.0 million to $460.0 million. We anticipate a net loss for the year in the range of $15.0 million to $20.0 million.

These projections are subject to substantial uncertainty. See “Risk Factors” in Part I, Item 1A of this annual report and “Special Note Regarding Forward-Looking Statements” above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have assessed our vulnerability to certain market risks, including interest rate risk associated with marketable securities, accounts receivable, accounts payable, capital lease obligations, and cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments is not material to us.

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the interest-bearing financing facilities totaled $2.4 million at January 1, 2006, and the highest interest rate attributable to this outstanding balance was 7.75% at January 1, 2006. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities. As of January 1, 2006, we had $26.2 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are filed under Part IV, Item 15(a)(1) of this annual report. The financial statement schedule required under Regulation S-X is filed under Part IV, Item 15(a)(2) of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of January 1, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its evaluation, management concluded that, as of January 1, 2006, our system of internal control over financial reporting was effective. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting, a copy of which is included in this annual report.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

drugstore.com, inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that drugstore.com, inc. maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). drugstore.com, inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that drugstore.com, inc. maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, drugstore.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of drugstore.com, inc. as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006 of drugstore.com, inc. and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 16, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information regarding our executive officers required by Part III, Item 10 is set forth in the section entitled “Business—Executive Officers and Directors” in Part I, Item 1 of this annual report. Information regarding our directors required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Proposal No. 1—Election of Directors” in our proxy statement for our annual meeting of stockholders to be held on June 7, 2006, or the 2006 Proxy Statement.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Section 16 Beneficial Ownership Reporting Requirements” in the 2006 Proxy Statement.

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

Information regarding executive compensation required by Part III, Item 11 is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by Part III, Item 12 is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement.

Information regarding our equity compensation plans required by Part III, Item 12 is incorporated into this annual report by reference to the section entitled “Equity Compensation Plan Information” in the 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions required by Part III, Item 13 is incorporated into this annual report by reference to the section entitled “Certain Relationships and Related Transactions” in the 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services required by Part III, Item 14 is incorporated into this annual report by reference to the section entitled “Independent Public Accountants” in the 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this annual report on Form 10-K:

1.	Index to Consolidated Financial Statements:

All other schedules have been omitted because the required information is shown in the consolidated financial statements or the accompanying notes, or is not applicable or required.

3.	Index of Exhibits:

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2*	Amended and Restated Bylaws of drugstore.com, inc. dated January 7, 2005.

4.1	Warrant issued to Highbridge International LLC on December 8, 2003, upon the cancellation of the warrant issued to Tel-Drug, Inc. on June 26, 2000 (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2005 (SEC File No. 000-26137)).

4.2	Warrant issued to Heidrick & Struggles, Inc. on February 14, 2005 (incorporated by reference to Exhibit 4.2 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2005 (SEC File No. 000-26137)).

10.1	Form of Indemnification Agreement between drugstore.com, inc. and each of its officers and directors (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Registration Statement on Form S-1 filed May 19, 1999 (Registration No. 333-78813)).

10.2	Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.12 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 8, 1999 (Registration No. 333-78813)).

10.3	Addendum dated June 17, 1999, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.25 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

Exhibit No.	Exhibit Description
10.4	Form of Second Addendum to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.32 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 20, 1999 (Registration No. 333-78813)).

10.5	Third Addendum dated January 24, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.38 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.6	Fourth Addendum dated September 29, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.7 to drugstore.com, inc.’s Registration Statement on Form S-3/A filed October 2, 2000 (Registration No. 333-45266)).

10.7	Fifth Amended and Restated Voting Agreement dated December 23, 1999, among drugstore.com, inc. and certain founders and investors (incorporated by reference to Exhibit 10.20 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.8	1998 Stock Plan, as amended June 21, 2000 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000) (SEC File No. 000-26137)).

10.9	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.10	Main Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid (incorporated by reference to Exhibit 10.27 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.11	Main Agreement dated June 17, 1999, between drugstore.com, inc. and General Nutrition Corporation (incorporated by reference to Exhibit 10.28 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.12	Governance Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid Corporation (incorporated by reference to Exhibit 10.29 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.13	Governance Agreement dated June 17, 1999, among drugstore.com, inc., General Nutrition Corporation and General Nutrition Investment Company (incorporated by reference to Exhibit 10.30 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.14	Pharmacy Supply and Services Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid Corporation (incorporated by reference to Exhibit 10.31 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.15	Amended and Restated Technology License and Advertising Agreement dated August 10, 1998, among drugstore.com, inc., Amazon.com and Amazon.com D, Inc. (incorporated by reference to Exhibit 10.14 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 26, 1999 (Registration No. 333-78813)).

10.16	Registration Rights Agreement dated as of December 8, 2003 by and among drugstore.com, inc. and the other signatories thereto (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 23, 2003 (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description
10.17	Lease Agreement dated August 30, 1999, between DS Distribution, Inc. and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999 (SEC File No. 000-26137)).

10.18	Amendment No. 1 to Lease Agreement dated December 10, 2003, between DS Distribution, Inc. and Liberty Vendor I, L.P (as successor in interest to the Northwestern Mutual Life Insurance Company) (incorporated by reference to Exhibit 10.23 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.19	Standard Industrial Lease—Multi-Tenant dated May 2, 2003 between Sam-Cher Holdings, Inc. and International Vision Direct, Inc. (incorporated by reference to Exhibit 10.24 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.20	Sublease effective as of June 1, 2003 between Nova Scotia Power Incorporated and International Vision Direct Ltd. (incorporated by reference to Exhibit 10.25 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.21	Office Lease dated May 1, 2003 between BTC Properties II Ltd. and International Vision Direct Ltd. (incorporated by reference to Exhibit 10.23 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.22	Office Lease Agreement dated August 16, 2004, between EOP-Northwest Properties, L.L.C. and drugstore.com, inc. (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (SEC File No. 000-26137)).

10.23	Sub-Sublease Agreement dated August 16, 2004 and effective as of May 1, 2004, between EOP-Northwest Properties, L.L.C. and drugstore.com, inc. (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (SEC File No. 000-26137)).

10.24	Offer letter of Dawn Lepore, dated September 21, 2004 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K/A filed November 3, 2004 (SEC File No. 000-26137)).

10.25	Offer letter of Jonathan Tinter, dated April 6, 2005 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed April 28, 2005 (SEC File No. 000-26137)).

10.26	Offer letter of Matthew Stepka, dated April 18, 2005 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed April 28, 2005 (SEC File No. 000-26137)).

10.27	Offer letter of Luke Friang, dated January 4, 2006 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed January 20, 2006 (SEC File No. 000-26137)).

21.1*	List of Subsidiaries.

23.1*	Consent of independent registered public accounting firm.

31.1*	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert A. Barton, Chief Financial Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert A. Barton, Chief Financial Officer of drugstore.com, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

drugstore.com, inc.

We have audited the accompanying consolidated balance sheets of drugstore.com, inc. as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of drugstore.com, inc. at January 1, 2006 and January 2, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of drugstore.com, inc.’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 16, 2006

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 1, 2006	January 2, 2005
Assets
Current assets:
Cash and cash equivalents	$20,291	$15,491
Marketable securities	26,172	18,728
Accounts receivable, net of allowances	34,214	35,344
Inventories	23,468	19,287
Prepaid marketing expenses	2,387	2,290
Other current assets	2,583	3,027

Total current assets	109,115	94,167
Fixed assets, net	15,839	13,626
Other intangible assets, net	7,427	10,399
Goodwill	32,202	32,202
Prepaid marketing expenses and other	5,980	8,117

Total assets	$170,563	$158,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,177	$57,510
Accrued compensation	3,426	3,559
Accrued marketing expenses	3,382	2,567
Other current liabilities	1,751	1,654
Current portion of long-term debt obligations	2,029	1,158

Total current liabilities	68,765	66,448
Long-term debt obligations, less current portion	2,685	1,807
Deferred income taxes	945	945
Other long-term liabilities	1,897	2,183

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 92,904,652 and 81,440,927 shares issued and outstanding	835,557	807,142
Deferred stock-based compensation	(1,968)	(3,598)
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(737,315)	(716,416)

Total stockholders’ equity	96,271	87,128

Total liabilities and stockholders’ equity	$170,563	$158,511

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year ended
	January 1, 2006	January 2, 2005	December 28, 2003
Net sales	$399,430	$360,099	$245,733
Costs and expenses:
Cost of sales	317,366	286,858	195,501
Fulfillment and order processing	39,853	39,416	28,888
Marketing and sales	32,592	24,567	17,482
Technology and content	12,768	9,483	8,283
General and administrative	14,048	16,200	11,111
Amortization of intangible assets	3,004	3,952	1,725
Stock-based compensation (1)	1,968	1,238	2,014
Impairment of goodwill and other intangible assets	—	27,460	—

Total costs and expenses	421,599	409,174	265,004

Operating loss	(22,169)	(49,075)	(19,271)
Interest income, net	1,270	360	622

Loss before income taxes	(20,899)	(48,715)	(18,649)
Income tax benefit	—	980	—

Net loss	$(20,899)	$(47,735)	$(18,649)

Basic and diluted net loss per share	$(0.23)	$(0.62)	$(0.27)

Weighted average shares outstanding used to compute basic and diluted net loss per share	90,808,817	76,650,915	69,148,872

(1)	Set forth below are the amounts of stock-based compensation that, if recorded by operating function, would be classified in the Consolidated Statements of Operations as follows:

Fulfillment and order processing	$2	$188	$117
Marketing and sales	218	62	889
Technology and content	5	134	254
General and administrative	1,743	854	754

Total	$1,968	$1,238	$2,014

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 29, 2002	68,387,327	$744,620	$(648)	$—	$(650,032)	$93,940

Exercise of stock options	1,319,142	2,006	—	—	—	2,006
Employee stock purchase plan	55,924	110	—	—	—	110
Issuance of common stock to acquire a license from NCR	77,439	301	—	—	—	301
Issuance of common stock for the acquisition of Custom Nutrition Services	635,593	2,526	—	—	—	2,526
Return of shares from escrow related to the CNS acquisition	(45,000)	(223)	—	—	—	(223)
Issuance of common stock for the acquisition of Acumins, Inc.	100,000	496	—	—	—	496
Issuance of common stock for the acquisition of International Vision Direct Corp.	6,830,601	45,697	—	—	—	45,697
Deferred stock-based compensation	—	725	(725)	—	—	—
Modification of stock option grants	—	1,276	—	—	—	1,276
Amortization of stock-based compensation	—	—	738	—	—	738
Net loss and comprehensive loss	—	—	—	—	(18,649)	(18,649)

Balance at December 28, 2003	77,361,026	797,534	(635)	—	(668,681)	128,218

Exercise of stock options	3,858,402	4,618	—	—	—	4,618
Employee stock purchase plan	85,569	297	—	—	—	297
Issuance of common stock for litigation settlement	135,930	492	—	—	—	492
Deferred stock-based compensation	—	3,806	(3,806)	—	—	—
Modification of stock option grants	—	395	—	—	—	395
Amortization of stock-based compensation	—	—	843	—	—	843
Net loss and comprehensive loss	—	—	—	—	(47,735)	(47,735)

Balance at January 2, 2005	81,440,927	807,142	(3,598)	—	(716,416)	87,128

Exercise of stock options	1,325,773	1,797	—	—	—	1,797
Employee stock purchase plan	127,952	294	—	—	—	294
Issuance of common stock in a private placement, net of issuance costs of $48	10,000,000	25,952	—	—	—	25,952
Issuance of stock options and warrants for services	—	328	—	—	—	328
Issuance of common stock for license agreement	10,000	34	—	—	—	34
Deferred stock-based compensation	—	(165)	165	—	—	—
Modification of stock option grants	—	175	—	—	—	175
Amortization of stock-based compensation	—	—	1,465	—	—	1,465
Net loss and comprehensive loss	—	—	—	(3)	(20,899)	(20,902)

Balance at January 1, 2006	92,904,652	$835,557	$(1,968)	$(3)	$(737,315)	$96,271

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	January 1, 2006	January 2, 2005	December 28, 2003
Operating Activities:
Net loss	$(20,899)	$(47,735)	$(18,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,280	7,872	6,430
Amortization of marketing and sales agreements	2,290	2,291	2,290
Amortization of intangible assets	3,004	3,952	1,725
Stock-based compensation	1,968	1,238	2,014
Impairment of goodwill and other intangible assets	—	27,460	—
Deferred income tax benefit	—	(980)	—
Litigation settlement	—	492	—
Loss on disposal of assets	674	269	47
Other	34	—	—
Changes in, net of amounts acquired in business acquisitions:
Accounts receivable	1,130	(9,117)	(8,579)
Inventories	(4,181)	(5,640)	(3,478)
Prepaid marketing expenses and other	—	—	318
Other current assets	162	(1,127)	622
Accounts payable, accrued expenses and other liabilities	735	10,333	13,460

Net cash used in operating activities	(9,803)	(10,692)	(3,800)
Investing Activities:
Purchases of marketable securities	(37,872)	(14,731)	(31,486)
Sales and maturities of marketable securities	30,425	32,540	38,716
Purchases of fixed assets	(6,034)	(4,620)	(2,720)
Business acquisitions, net of cash received	—	—	(12,311)

Net cash provided by (used in) investing activities	(13,481)	13,189	(7,801)
Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,091	4,915	2,116
Proceeds from private placement, net	25,952	—	—
Proceeds from term loan, line of credit and asset financings	1,662	2,000	615
Principal payments on capital lease and term loan obligations	(1,621)	(956)	(2,195)

Net cash provided by financing activities	28,084	5,959	536

Net increase (decrease) in cash and cash equivalents	4,800	8,456	(11,065)
Cash and cash equivalents at beginning of period	15,491	7,035	18,100

Cash and cash equivalents at end of period	$20,291	$15,491	$7,035

Supplemental Cash Flow Information:
Cash paid for interest	$278	$91	$110
Equipment acquired in capital lease agreements	1,708	536	—
Non-cash leasehold incentives provided by landlord	—	2,331	—
Issuance of equity and debt instruments in exchange for prepaid marketing, intangible assets, software and a vendor agreement	—	—	301
Issuance of common stock in connection with business acquisitions	—	—	48,496

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy products. We sell health, beauty, sexual well-being, household and other non-prescription products and prescription medications through our website at www.drugstore.com and prestige beauty products through www.beauty.com, which is also accessible through the drugstore.com website. We sell contact lenses through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries (collectively, Vision Direct), through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com (which are also accessible through the drugstore.com website). We offer customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS). We manage our business in four segments: over-the-counter, or OTC; mail-order pharmacy; local pick-up pharmacy; and vision.

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

We operate using a 52/53-week retail calendar year with each of the fiscal quarters in a 52-week year representing a 13-week period. Fiscal years 2005 and 2003 were 52-week years; fiscal year 2004 was a 53-week year, with the fourth quarter of 2004 representing a 14-week period.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and these estimates could be material.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents include money market funds and commercial paper. Cash held as collateral is included in other current assets based on the expected release of the underlying obligation.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The evaluation includes our view that our investments

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in debt securities are available to support current operations. At January 1, 2006 and January 2, 2005, marketable securities, which are considered available-for-sale, consisted primarily of commercial paper, auction rate securities, corporate notes and government bonds. Marketable securities are carried at fair value. Net unrealized holding losses were $3,000 at January 1, 2006 and $67,000 at January 2, 2005. Cost of securities sold is determined using the specific identification method.

We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge against net earnings. No such charges have been recorded in fiscal years 2005, 2004 and 2003.

Financial Instruments

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, term loans and capital lease obligations. Due to their short maturities, the fair value of all financial instruments approximates the carrying amount based on the current rate offered for similar instruments.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of our holdings of cash, marketable securities and accounts receivable. Our credit risk is managed by investing our cash and marketable securities in high-quality money market instruments and securities of the U.S. government agencies, and high-quality corporate issuers. Our credit risk is managed through monitoring the stability of the United States-based financial institutions we utilize and the diversification of our financial resources by limiting the investment in any one issuer of not more than 10% of the total portfolio at the time of purchase, except for investments in U.S. treasuries and agencies and investment advisors’ money market funds.

Sales subject to reimbursements collected from insurance companies, pharmacy benefit managers (PBMs) and managed care organizations through our relationship with Rite Aid currently represent 99% of our local pick-up pharmacy sales and 21% of our mail-order pharmacy sales, and represent a concentration of credit risk.

Accounts Receivable

Accounts receivable consists primarily of the net amounts to be collected from third parties, including reimbursements from insurance companies, PBMs and managed care organizations, amounts collectible related to credit card purchases, vendor volume purchase and rebate allowances, and OTC fulfillment fees and product revenue generated through our wholesale fulfillment agreement with Amazon.com, Inc. (Amazon.com). Under the terms of our agreement with Rite Aid, Rite Aid collects co-payment and insurance reimbursement payments on our behalf. As of January 1, 2006 and January 2, 2005, accounts receivable included $28.6 million and $29.2 million, respectively, of amounts being collected by Rite Aid on our behalf. Accounts receivable are recorded net of allowances for doubtful accounts, which were $101,000 as of January 1, 2006 and $98,000 as of January 2, 2005. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time receivables are past due, previous loss history, and the customer’s ability to pay its obligation. We

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

write off accounts receivable when they become uncollectible, and payments subsequently received are credited to the allowance for doubtful accounts.

Inventories

Inventories consist of finished goods and are stated at the lower of cost (using the weighted average cost method) or the current estimated market value and adjusted for shrinkage, slow moving, damaged and expired inventory. We currently purchase our non-pharmaceutical inventory directly from manufacturers and distributors. Through our agreement with Rite Aid, we are required to purchase all pharmaceutical inventory through Rite Aid unless we are able to obtain better overall terms from another vendor.

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

Included in fixed assets is the cost of internal-use software and website development, including software used to upgrade and enhance our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, generally three years. Labor costs totaling $2.8 million, $1.9 million and $500,000 were capitalized during the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

Leases

We account for our lease agreements pursuant to Statement of Financial Standards (SFAS) No. 13, Accounting for Leases, which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. We recognize operating lease costs on a straight-line basis without regard to deferred payment terms and lease incentives are treated as a reduction of our costs over the term of the agreement. In connection with our lease for our corporate headquarters in 2004 (see Note 8), we received landlord-provided incentives of $2.3 million in the form of tenant improvements, which have been recorded as additions to fixed assets and deferred rental obligations and are being amortized over the term of the lease.

Other Intangible Assets

Other intangible assets consist of assets acquired in connection with agreements between drugstore.com and Rite Aid and General Nutrition Corporation (GNC). We also acquired certain other intangible assets in connection with the purchase of Beauty.com, Inc. (Beauty.com), CNS, and Vision Direct, including trade names, domain names, and customer lists. All definite-lived intangible assets are being amortized over their expected useful lives, which range from two to ten years. During 2004, we recorded an impairment loss of $4.7 million on other intangible assets related to our vision segment, which consisted of $2.8 million for indefinite-lived assets and $1.9 million for definite-lived assets. We determined the fair value of the intangible assets based on future discounted cash flows. See Note 5.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

We test for impairment of goodwill during the fourth quarter or whenever indicators of impairment occur. The first phase of the test screens for impairment, while the second phase of the test (if necessary) measures the amount of impairment. The first phase is performed by comparing the implied fair value of the applicable reporting unit to its carrying value. Fair value is determined using either a discounted cash flow methodology or methodology based on comparable market prices. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

During our quarterly review of financial results in the third quarter of 2004, we performed the first phase of our impairment analysis of the goodwill related to our Vision Direct business. We determined that an impairment loss was probable and could be reasonably estimated at that time. As a result, we recorded an impairment charge of $23.2 million to reduce the carrying value of the goodwill related to our Vision Direct business to its fair value. In the fourth quarter of 2004, we completed the second phase of the impairment test and reduced our impairment charge on the goodwill to $22.8 million for the year ended January 2, 2005. See Note 6.

During the fourth quarter of fiscal years 2005 and 2003, we performed our annual goodwill impairment review and determined that the fair value of each of our reporting units was greater than the carrying value and, accordingly, no impairment charges were recorded.

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

We review our indefinite-lived intangible assets, other than goodwill, for impairment annually during the fourth quarter or when an indicator of impairment exists. We compare the carrying value of the asset to its estimated fair value and record an impairment charge when the carrying value of the asset exceeds the estimated fair value.

Net Sales

We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.

Revenues from sales of OTC, mail-order pharmacy, and vision products are recorded net of promotional discounts, cancellations, rebates and returns allowances. Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Return allowances, which reduce product sales by our estimate of expected product returns, are

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated using historical experience. Historically, product returns, and differences between our estimates and actual returns, have not been significant.

Revenues from sales of OTC products ordered through the Amazon.com website and fulfilled by drugstore.com were recognized when we shipped the products from our distribution center. According to the criteria outlined in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we recorded fulfillment fees and revenues generated by the Amazon.com agreement in our OTC segment on a gross basis, because we believe we acted as a principal, based on the fact that we bore general inventory risk associated with these sales. Effective November 9, 2005, we terminated our agreement with Amazon.com. Neither party had any material obligations following the termination.

Before December 31, 2005, all sales of customized vitamins through CNS were recognized on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances. On December 31, 2005, we entered into a fulfillment agreement with Weil Lifestyle, LLC (Weil). Under the new agreement, revenues from sales of customized vitamins sold through our fulfillment agreement with Weil are recognized when products are shipped and title passes to the customer. In accordance with EITF 99-19, we now record revenues generated by the Weil agreement in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer and we do not bear general inventory risk associated with these sales. Non-Weil customized vitamin sales continue to be recognized on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances.

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

Net sales also include consignment service fees earned under our agreement with GNC, under which we cannot take title to the inventory and cannot establish pricing. Consignment service fees are booked on a net basis, in accordance with EITF 99-19, and constitute approximately 1% of total net sales in each year presented.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising costs are expensed as incurred. Costs associated with our brand advertising and personalization initiatives, including public relations, advertising and trade shows, are expensed when the related services are rendered. Our marketing contracts that span a longer period of time, including Web portal marketing agreements and the costs associated with our Rite Aid agreement and our prior marketing agreement with Amazon.com (which was terminated in September 2003), are amortized on a straight-line basis over the period of each contract. Advertising expense for the years ended January 1, 2006, January 2, 2005, and December 28, 2003 was $25.6 million, $18.9 million and, $13.3 million, respectively.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Income and Expense

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Interest income for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 totaled $1.6 million, $0.5 million and $0.7 million, respectively. Interest expense was $0.3 million for the year ended January 1, 2006 and $0.1 million for each of the years ended January 2, 2005 and December 28, 2003.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the accumulated net unrealized losses on available-for-sale securities.

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

Stock-Based Compensation

We account for our employee stock option plan and our employee stock purchase plan using the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations. The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant or when the options are modified. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation expense is recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock on the date of grant. Deferred stock-based compensation expense is being amortized over the vesting period of the underlying options using the multiple-option approach. Unamortized deferred stock-based compensation is reversed for employee terminations. Upon adoption of SFAS No. 123 (revised 2004), Share-Based Payment (FAS 123R), in the first quarter of 2006, the deferred stock-based compensation at January 1, 2006 totaling $2.0 million will be reversed against stockholders’ equity.

SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123), which has been updated by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, requires companies that continue to follow APB 25 to provide disclosures of the impact of applying the fair value method of FAS 123. We account for stock issued to non-employees in accordance with the provisions of FAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the stock-based compensation for our 1998 Stock Plan and employee stock purchase plan had been determined based on the fair value method, as promulgated by FAS 123, our net loss would have been adjusted to the following amounts for the years ended January 1, 2006, January 2, 2005 and December 28, 2003.

	Year ended January 1, 2006	Year ended January 2, 2005	Year ended December 28, 2003
	($ in thousands)
Net loss, as reported	$(20,899)	$(47,735)	$(18,649)
Add: Stock-based compensation, as reported	1,968	1,238	2,014
Deduct: Total stock-based compensation determined under fair value method for all awards	(8,947)	(11,396)	(11,981)

Net loss—FAS 123 adjusted	$(27,878)	$(57,893)	$(28,616)

Basic and diluted net loss per share—as reported	$(0.23)	$(0.62)	$(0.27)

Basic and diluted net loss per share—FAS 123 adjusted	$(0.31)	$(0.76)	$(0.41)

Weighted-average fair value of options granted at fair market value	$1.67	$2.33	$3.84
Weighted-average fair value of options granted below fair market value	$1.69	$2.76	$2.50

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The following weighted average assumptions were utilized in arriving at the fair value of each option grant:

	Employee Stock Options
	Year ended January 1, 2006	Year ended January 2, 2005	Year ended December 28, 2003
Risk-free interest rate	3.89%	2.80%	2.10%
Expected life	3.2 years	3.6 years	3 years
Volatility	83%	89%	113%

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares that are contingently issuable pursuant to contractual terms. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(in thousands, except share and per share data)
Numerator:
Net loss	$(20,899)	$(47,735)	$(18,649)

Denominator:
Weighted average common shares outstanding	90,808,817	79,467,843	69,954,783
Less: weighted average common shares contingently issuable pursuant to contractual terms	—	(2,816,928)	(805,911)

Shares used to compute basic and diluted net loss per share	90,808,817	76,650,915	69,148,872

Basic and diluted net loss per share	$(0.23)	$(0.62)	$(0.27)

At January 1, 2006 and January 2, 2005, there were 15,764,528 and 15,418,062, respectively, shares of common stock subject to stock options and 615,000 shares of common stock subject to warrants, and at December 28, 2003, there were 15,631,869 shares of common stock subject to stock options and 500,000 shares of common stock subject to a warrant. These shares were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

Segment and Geographic Information

We operate in four principal business segments: OTC, mail-order pharmacy, local pick-up pharmacy, and vision. Substantially all of our operating results and identifiable assets are in the United States and Canada. See Note 13.

New Accounting Pronouncements

Share-Based Payments

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FAS 123R, Share-Based Payment, which is a revision of FAS 123, Accounting for Stock-Based Compensation. FAS 123R supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. FAS 123R applies to all stock-based compensation transactions in which a company acquires services by (a) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans, or (b) incurring liabilities that are based on the company’s stock price. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in a company’s financial statements based on their fair values at the date of grant. On March 29, 2005, the SEC issued SAB No. 107, Share-Based Payments, which expresses the SEC’s views on FAS 123R, including but not limited to applying share-based payments to

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-employees, valuation methods, classification of compensation expense and accounting for income tax effects. FAS 123R is effective for public companies no later than the beginning of the fiscal year beginning after June 15, 2005, and we adopted it in the first quarter of our fiscal year ending December 31, 2006. FAS 123R permits public companies to adopt its requirements using either the modified-prospective method or the modified-retrospective method. We adopted FAS 123R using the modified-prospective method.

As permitted by FAS 123, we currently account for share-based payments to employees using the intrinsic value method under APB 25. As a result, we recognize no compensation expense for employee stock options, except for options granted with an exercise price lower than the market price on the date of grant. The adoption of FAS 123R’s fair value method will require us to recognize compensation expense for employee stock options and other share-based payments to employees, based on their fair market value on the date of grant and for modifications to stock awards. As a result of the provisions of FAS 123R, we expect our compensation charges under FAS 123R to be approximately $6 million for the year ended December 31, 2006, which reflects stock-based awards granted through February 2006. We cannot estimate compensation charges with respect to future awards because such charges will be affected by our stock price and assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price, forfeiture rates and the timing of future employee stock option grants. We will recognize compensation cost for stock-based awards that vest after January 1, 2006 on a straight-line basis over the requisite service period of the award.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on our financial statements.

Investments

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material effect on our financial statements.

Reclassifications

Reclassifications to the 2004 balance sheet were made to conform to the current year presentation. Long-term liabilities were increased and other current liabilities were decreased by $2.2 million, to include the long-term portion of our deferred lease liability in long-term liabilities. The reclassifications had no impact on our results of operations or financial position.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Business Acquisitions and Strategic Agreements

Acquisition of International Vision Direct Corp.

On December 8, 2003, we acquired Vision Direct, a privately held Internet retailer of contact lenses. Under the terms of the acquisition agreement, we acquired Vision Direct for $56.6 million in aggregate consideration, comprised of $10.0 million in cash, 6,830,601 shares of common stock having an aggregate fair value of $45.7 million, and related transaction costs. 50% of the shares were held in escrow for the duration of a post-acquisition contingency period, and were subsequently released from escrow in the fourth quarter of fiscal 2004. The primary reason for the acquisition of Vision Direct was to enhance our offering with products in the vision category.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Custom Nutrition Services

On April 28, 2003, we acquired Concept Development, LLC, conducting business under the name Custom Nutrition Services, a privately held company providing personalized nutrition services to consumers. Under the terms of the acquisition agreement, we acquired CNS for $4.3 million in aggregate consideration, comprised of $1.5 million in cash, 635,593 shares of our common stock having an aggregate fair value of $2.5 million (45,000 shares of which we later recovered from escrow) and related transaction costs. The shares were held in escrow for the duration of a contingency period that expired in December 2003. The acquisition agreement also provides for the payment by us of additional purchase consideration of up to $10.0 million, payable over three years from the date of the acquisition, based on the future attainment of specific performance targets by the CNS business. During each fiscal year 2005 and 2004, we paid $56,000 to the sellers of the CNS business under this earn-out provision. The primary reason for the acquisition of CNS was to enhance our offering in the customized nutrition and wellness market.

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

Acquisition of Acumins, Inc.

On August 12, 2003, we acquired all of the outstanding shares of Acumins, Inc. (Acumins) and all of its existing assets and liabilities, including a patent for diagnosis and interpretation methods and apparatus for a

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

personal nutrition program. No other assets or liabilities of significant value resulted from the acquisition. To consummate the acquisition, we issued 100,000 shares of our common stock having an aggregate fair value of $496,000. We have accounted for this acquisition as an addition of an intangible patent, and are amortizing the patent over its useful life of ten years. The primary reason for the acquisition of Acumins was to enhance our online offerings in customized nutrition analysis and supplements, which complements our CNS business.

Agreements with Rite Aid

In June 1999, we entered into a ten-year strategic relationship with Rite Aid. Through our agreements with Rite Aid, which expire in 2009, we have access to Rite Aid customers through the RiteAid.com website, which is powered by the drugstore.com website. All pharmacy orders processed through the drugstore.com website or the RiteAid.com website can either be shipped to the customer from our distribution center or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, picked up by the customer at any Rite Aid store. Rite Aid adjudicates and collects insurance reimbursement payments on our behalf.

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

We are required to purchase all of our pharmaceutical products through Rite Aid, unless we are able to obtain better overall terms from another vendor. We receive the benefit of Rite Aid’s buying power, as well as many of Rite Aid’s insurance and PBM relationships. The agreement also provides for the licensing by Rite Aid to us of information technology systems and the integration of the information technology and pharmacy systems of the two companies. We currently use these systems to process pharmaceutical orders through our primary distribution center.

A portion of the non-cash consideration relating to our agreements with Rite Aid has been allocated to advertising commitments and classified within prepaid marketing expenses. The assets are being amortized on a straight-line basis over their contractual life of 10 years, ending in 2009. Amortization expense of $2.3 million is included in marketing and sales expense for each of the fiscal years 2005, 2004 and 2003.

Agreement with GNC

We have a 10-year agreement with GNC under which we are an online provider of GNC-branded products. We had the exclusive right to sell GNC’s wellness products over the Internet until July 2005, at which time our exclusivity provisions terminated. For the remainder of the agreement, which ends in 2009, we have the nonexclusive right to sell these products. As part of this relationship, we created the GNC Live Well Store within the drugstore.com website, which is dedicated to selling GNC products on a consignment basis. We retain a percentage of the gross revenues that we collect from sales of GNC products and recognize only the net amount we retain as revenues. We have also agreed with GNC to co-promote each other’s products and services in both traditional and online marketing efforts, including GNC’s placement of a link to our website on the GNC website.

A portion of the non-cash consideration relating to the agreements with GNC has been allocated to vendor agreements and classified within other intangible assets. The assets are being amortized on a straight-line basis over their contractual life of 10 years.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreements with Amazon.com

In September 2003, we entered into an e-commerce agreement with Amazon.com. This agreement terminated our previous marketing relationship with Amazon.com, under which Amazon.com provided certain advertising and technical services in exchange for cash and shares of our common stock. Under the e-commerce agreement, we were a non-exclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. We shipped the Amazon.com orders we fulfilled in Amazon.com-branded boxes from our distribution facility, in exchange for a fulfillment fee and agreed-upon product price. We began shipping orders under this agreement in December 2003 and on November 9, 2005, we terminated this agreement. Neither party had any material obligations following termination. The product revenue and fulfillment fees generated by our agreement with Amazon.com totaled $6.3 million in 2005 and $14.1 million in 2004. Product revenue and fulfillment fees in 2003 were insignificant.

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

Agreement with Weil Lifestyle

On December 31, 2005, we entered into a fulfillment agreement with Weil. This agreement replaced our June 2003 agreement with Weil’s predecessor, whereby we and Weil developed a Weil-branded customized nutritional supplement program and three web stores to sell products recommended by Weil. Under the new fulfillment agreement, Weil will take over the development and maintenance of the websites, marketing, and other business operations for the program and web stores, and we will provide the fulfillment and customer service operations in exchange for an agreed-upon fulfillment fee.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following:

	January 1, 2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(1)	Fair Value
	(in thousands)
Cash	$10,311	$—	$—	$10,311
Commercial paper	9,980	—	—	9,980

Cash and cash equivalents	20,291	—	—	20,291

Auction rate securities	24,425	—	—	24,425
U.S. government agency obligations	1,000	—	(2)	998
Corporate notes and bonds	750	—	(1)	749

Marketable securities	26,175	—	(3)	26,172

Total cash, cash equivalents and marketable securities	$46,466	$—	$(3)	$46,463

	January 2, 2005
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(1)	Fair Value
	(in thousands)
Cash	$12,493	$—	$—	$12,493
Commercial paper	2,994	4	—	2,998

Cash and cash equivalents	15,487	4	—	15,491

Auction rate securities	9,825	—	—	9,825
U.S. government agency obligations	6,239	8	(26)	6,221
Corporate notes and bonds	1,667	—	(5)	1,662
Private placement bonds	1,064	—	(44)	1,020

Marketable securities	18,795	8	(75)	18,728

Total cash, cash equivalents and marketable securities	$34,282	$12	$(75)	$34,219

(1)	We evaluated the nature of investments with loss positions, which are primarily U.S. government agency obligations and private placement bonds, the duration of the impairments (all less than twelve months), and the amounts of the impairments relative to the underlying portfolio and concluded that such amounts were not “other-than-temporary” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes contractual maturities of our cash equivalents and marketable securities as of January 1, 2006:

	Amortized Cost	Fair Value
Due within one year	$11,730	$11,727
Due after one year through three years	—	—
Auction rate securities (2)	24,425	24,425

Total	$36,155	$36,152

(2)	Auction rate securities generally reset within 90 days but have a contractual maturity date in excess of 10 years.

4. Fixed Assets

Fixed assets consist of the following:

	January 1, 2006	January 2, 2005
	(in thousands)
Computers and equipment	$23,817	$23,093
Purchased and internally developed software	10,135	8,249
Furniture and fixtures	2,697	2,439
Leased assets	4,565	1,887
Leasehold improvements	10,501	10,239

	51,715	45,907
Less accumulated depreciation and amortization	(38,425)	(35,722)

	13,290	10,185
Construction in progress	2,549	3,441

Total	$15,839	$13,626

Accumulated amortization on leased assets was $2.0 million as of January 1, 2006 and $1.2 million as of January 2, 2005. Amortization is included in depreciation expense.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Other Intangible Assets

The other intangible assets balances as of January 1, 2006 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Vision Direct trade name	indefinite	$2,700	$—	$2,700
Vision Direct customer base	3	1,931	(1,643)	288
Vision Direct vendor agreement	2	1,434	(1,434)	—
Vision Direct covenant of non-compete	2	575	(575)	—
GNC vendor agreement	10	12,265	(9,662)	2,603
CNS contract and technology assets	4	3,330	(2,166)	1,164
Technology license, domain names and other	6	1,567	(895)	672

Total other intangible assets	7	$23,802	$(16,375)	$7,427

The other intangible assets balances as of January 2, 2005 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount	Adjustments to Other Intangibles		Accumulated Amortization	Net Balance
Vision Direct trade name	indefinite	$5,500	$(2,800	)(2)	$—	$2,700
Vision Direct customer base	3	3,600	(1,669	)(1)(3)	(1,187)	744
Vision Direct vendor agreement	2	1,200	234	(1)(3)	(838)	596
Vision Direct covenant of non-compete	2	1,000	(425	)(1)(3)	(418)	157
GNC vendor agreement	10	12,265	—		(8,918)	3,347
Beauty.com trade name and customer base	3	6,314	—		(6,314)	—
CNS contract and technology assets	4	3,330	—		(1,333)	1,997
Technology license, domain names and other	6	1,567	—		(709)	858

Total other intangible assets	6	$34,776	$(4,660)		$(19,717)	$10,399

(1)	The carrying values of certain other intangible assets related to Vision Direct have been adjusted as a result of adjustments in our purchase price allocations during the allocation period.
(2)	During 2004, we recorded an impairment charge of $2.8 million to reduce the carrying value of indefinite-lived intangible assets, which was based on the difference between the carrying value and the fair market value calculated in accordance with SFAS 142. We determined the fair value of the intangible asset based on the future discounted cash flows. See Note 6.
(3)	During 2004, we determined that $1.9 million of definite-lived intangible assets were impaired and therefore wrote them down to their fair market value in accordance with SFAS 144. The impairment charge was determined based on the difference between the carrying value of the assets and their fair value, estimated through future discounted cash flows. See Note 6.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal year
2006	$2,060
2007	1,223
2008	837
2009	421
2010	50

Total	$4,591

6. Goodwill

The following table summarizes the changes in goodwill by business segment for fiscal years 2005 and 2004:

	OTC	Vision	Total
	(in thousands)
Balance, December 28, 2003	$8,404	$44,673	$53,077
Purchase price adjustments	—	1,925	1,925
Impairment loss	—	(22,800)	(22,800)

Balance, January 1, 2006 and January 2, 2005	$8,404	$23,798	$32,202

Goodwill in our OTC segment includes $2.7 million related to the acquisition of CNS in 2003 and $5.7 million related to our acquisition of Beauty.com in 2000. Goodwill in our vision segment represents the goodwill related to the acquisition of Vision Direct in 2003. In 2004, we recorded purchase price adjustments of $1.9 million to our vision segment goodwill as a result of deferred tax liabilities related to indefinite-lived intangible assets. See Note 9.

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

Based on the analysis, we determined that the carrying amount of our vision segment was in excess of its fair value. Therefore, we were required to perform the second-step analysis on the vision segment to determine the amount of the impairment loss. As a result of our analysis under SFAS 142 and 144, we recorded impairment charges of $22.8 million to goodwill and $4.7 million to other intangible assets ($2.8 million to indefinite-lived and $1.9 million to definite-lived).

7. Long-Term Obligations

In October 2005, we entered into an agreement to lease computer equipment under a non-cancelable capital lease. With respect to each draw under this lease, 63.5% of the sum of the draw amount plus interest determined

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the time of the draw is payable in monthly installments over the 24 months following the draw. At the end of the 24-month period, we will either pay the remaining 36.5% in a single balloon payment or extend financing for an additional 12 months. All draws under this lease, which are limited to $1.2 million, must be completed by June 2006. We have drawn the entire $1.2 million under this lease, payable in 24 monthly installments of $37,600 at an interest rate of 9.4%.

In December 2004, we entered into an amended and restated loan and security agreement with a bank. The agreement includes a revolving line of credit allowing for borrowings up to $1.0 million through June 30, 2005 and allowed for an additional $2.0 million of borrowings thereafter, based on certain conditions specified in the agreement. The interest rate on the revolving line of credit is the prime rate plus 0.25% (7.5% at January 1, 2006), and the revolving line of credit has a maturity date of one year from the date of advance. In January 2005, we borrowed $1.0 million on the line of credit and in December 2005, we converted the $1.0 million line of credit into a term loan. The term loan totaled $1.0 million as of January 1, 2006 and is payable in 36 monthly installments of principal and interest at a rate of prime rate plus 0.50% (7.75% at January 1, 2006). In addition, the agreement includes a $2.0 million term loan for capital equipment expenditures that accrues interest on the outstanding principal balance at a rate of prime rate plus 0.50%. This term loan is payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. The balance outstanding under this term loan was $1.4 million as of January 1, 2006 and $2.0 million as of January 2, 2005. The borrowings under the agreement are collateralized by our equipment, inventory, and intangible assets. The agreement contains certain financial and non-financial covenants with which we were in compliance at January 1, 2006.

In March 2006, we entered into an amended and restated loan and security agreement with the same bank. This agreement includes a revolving line of credit allowing for borrowings of up to $7.5 million, which accrue interest at the prime rate. The revolving line of credit has a maturity date of one year from the date of advance. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity.

We also lease computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at rates ranging from 2% to 10% and mature 24 to 60 months from the date of funding. We secured additional funds of $1.2 million during 2005 and $536,000 during 2004, through capital lease financing agreements, through which we financed certain computer equipment, software, fixtures and equipment for periods of two years. We are in compliance with all covenants required by these agreements. These amounts are included in the table below within the category of capital leases.

Maturities of long-term obligations at January 1, 2006 are as follows:

	Term Loans	Capital Leases	Total
2006	$948	$1,231	$2,179
2007	997	1,288	2,285
2008	412	32	444
2009	31	—	31

Total minimum payments	2,388	2,551	4,939
Less amounts representing interest	—	(225)	(225)

Present value of minimum payments	2,388	2,326	4,714
Less current portion of long-term obligations	(948)	(1,081)	(2,029)

Noncurrent portion of long-term obligations	$1,440	$1,245	$2,685

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Commitments and Contingencies

Leases

We lease office, distribution center and call center facilities under non-cancelable operating leases, which call for fixed rental payments ending between 2008 and 2013. We have the option to extend some of these leases for one or more additional terms of five years. In addition, we lease various office and IT equipment under operating leases. Total rent expense under operating leases was $3.1 million for 2005, $3.7 million for 2004 and $3.9 million for 2003.

In August 2004, we entered into an operating lease for approximately 53,000 square feet for our corporate headquarters. The lease expires on July 31, 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. In connection with the lease, we received landlord-provided incentives of approximately $2.3 million in the form of tenant improvements, which have been recorded as additions to fixed assets and other current and long-term liabilities and are being amortized over the term of the lease. As of January 1, 2006 and January 2, 2005, our long-term lease liability totaled $1.9 million and $2.2 million, respectively, and our current lease liability totaled $0.3 million.

In connection with the lease arrangements for our corporate headquarters, we were required to provide two standby letters of credit as security deposits. The letters of credit were issued in the amounts of approximately $500,000 in July 2004 and approximately $550,000 in October 2004. Both letters of credit were collateralized with cash. Effective October 1, 2005, one of these letters of credit expired and was replaced by another letter of credit. The replacement letter of credit, which will be renewed annually until the end of the lease term, is funded under our revolving line of credit and is not required to be secured with cash. The cash previously used as collateral for the expired letter of credit, approximately $570,000, was therefore released and made available for use in operations. The other letter of credit expired on November 30, 2005 and approximately $515,000 was released and made available for use in operations.

Future minimum commitments at January 1, 2006, are as follows:

Operating Leases
2006	$2,664
2007	2,632
2008	2,596
2009	2,499
2010	2,592
Thereafter	3,856

Total minimum payments	$16,839

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

State Sales Tax Claims.    In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based upon its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for 2000 and 2001 in the amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. We do not currently collect and do not believe that we are required to collect New Jersey sales tax. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. The appeal is pending and trial is scheduled for May 2006. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements with respect to the sales tax alleged to be due. If we are unsuccessful in our appeal, the state of New Jersey may expand its assessment to include other years for which we did not collect sales tax. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. However, the ultimate outcome of this matter could result in substantial tax liabilities for our past sales and have a material adverse affect on our financial position and results of operations.

Federal Securities Action.    On and after June 25, 2004, several putative class actions were filed in the United States District Court for the Western District of Washington against drugstore.com and certain of its present and former officers for alleged violations of the federal securities laws. The suits purport to have been filed on behalf of purchasers of our common stock between January 14, 2004 and June 10, 2004. The complaints generally allege that the defendants made false and misleading statements about our prospects for fiscal year 2004 and failed to disclose, among other things, (i) a negative impact on our gross margins from the integration of our acquisition of Vision Direct and from our free 3-day shipping promotion, and (ii) a negative impact on our sales growth arising from cancellations of certain expired prescriptions. On October 8, 2004, the Court issued an order consolidating the individual actions. On November 1, 2004, the Court appointed lead plaintiffs and lead plaintiffs’ counsel. On January 11, 2005, the Consolidated Amended Complaint was filed by the lead plaintiffs. On March 15, 2005, the defendants moved to dismiss the complaint, and October 19, 2005, the Court granted the motion and dismissed all of the plaintiffs’ claims. Applying the heightened pleading standards of the Private Securities Litigation Reform Act of 1995, or PSLRA, the Court found that all of the allegedly false statements were “forward-looking statements” and were accompanied by sufficient cautionary language to fall under the safe harbor for forward-looking statements provided by the PSLRA. On November 18, 2005, the court signed the final order dismissing this case.

Stockholder Derivative Action.    On August 13, 2004, two stockholder derivative actions were filed by plaintiffs Gerald Rusk and George Zimmer in the Superior Court of the state of Washington, King County, against certain of our present and former officers and directors. The derivative plaintiffs allege breach of fiduciary duty based on the failure to prevent the disclosure violations alleged in the securities complaints. Plaintiffs also allege abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. These actions seek damages from the defendants on behalf of drugstore.com, which is a nominal defendant in the actions. Plaintiffs allege that certain of the defendants breached their fiduciary duties by selling drugstore.com stock while in possession of material non-public information. On January 21, 2005, the defendants moved to stay proceedings pending further developments in the federal securities action. On June 13, 2005, the Court denied the motion to stay. Plaintiffs filed a consolidated amended complaint on July 29, 2005 and, by stipulation of the parties, the defendants must respond by March 31, 2006.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

individually or in the aggregate, a material adverse effect on our business prospects, financial condition or operating results.

9. Income Taxes

No tax benefit or expense was recorded in 2005 due to our ongoing operating losses. In 2004, we recorded a deferred tax benefit of $980,000, which resulted from the impairment of certain indefinite-lived intangible assets and the related reduction in deferred tax liabilities that were recorded in connection with our acquisition of Vision Direct. Our deferred tax asset consists primarily of net operating loss carry-forwards and amortization and impairment of intangible assets. We have provided a valuation allowance for our deferred tax asset to an amount expected to be realized. The increase in the valuation allowance on the deferred tax asset was $7.3 million for 2005 and $12.2 million for 2004.

At January 1, 2006 and January 2, 2005, we had approximately $519.0 million and $483.9 million, respectively, of net operating loss carry-forwards that will expire beginning in 2018. Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years.

Approximately $8.6 million of our net operating loss carry-forwards are acquired operating loss carry-forwards. To the extent that we realize these acquired operating loss carry-forwards, the resulting tax benefits would reduce any remaining goodwill related to the acquisition. Approximately $7.8 million of our net loss carry-forwards are related to tax-deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carry-forwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at the enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	January 1, 2006	January 2, 2005
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward (federal)	$176,455	$164,513
Net operating loss carry-forward (state)	7,458	6,112
Depreciation, amortization and impairment of intangible assets	47,709	52,710
Research and development credit carry-forward	126	126
Stock compensation	1,498	1,805
Other temporary differences	1,829	2,506

Total gross deferred tax assets	235,075	227,772
Less valuation allowance	(235,075)	(227,772)

Net deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Indefinite-lived intangible asset	(945)	(945)

Net deferred tax liability	$(945)	$(945)

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	January 1, 2006	January 2, 2005	December 28, 2003
	(in thousands)
Income tax benefit at statutory rate	$7,106	$16,563	$6,341
State taxes, net of federal impact	309	731	280
Amortization and impairment of other intangible assets	—	(6,772)	7
Other permanent differences	(112)	(229)	(85)
Acquisition of Vision Direct	—	2,906	—
Increase in valuation allowance	(7,303)	(12,219)	(6,543)

Total income tax benefit	$—	$980	$—

10. Stockholders’ Equity

Outstanding Warrants

In June 2000, in connection with a five-year strategic agreement with CIGNA HealthCare Companies (CIGNA), we issued Tel-Drug, Inc., a subsidiary of CIGNA, a warrant to purchase 500,000 shares of our common stock at $7.76 per share. In December 2003, Tel-Drug transferred ownership of this warrant, which expires in December 2008.

On February 14, 2005, in connection with the performance of executive recruiting services, we issued to Heidrick & Struggles, Inc. a warrant to purchase 115,000 shares of our common stock at $2.36 per share, which expires in February 2008. The fair value of the warrant totaled $159,000 and is included in the statement of operations for the year ended January 1, 2006.

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

In April 2003, in connection with the acquisition of CNS, we issued 635,593 shares of our common stock having an aggregate fair value of $2.5 million. Pursuant to the sale agreement with CNS, 45,000 shares of common stock originally held in escrow were returned to us in December 2003, which reduced the total acquisition costs by $223,000.

In August 2003, we entered into a stock purchase agreement with Acumins, whereby we acquired all of the issued and outstanding shares of Acumins in exchange for 100,000 shares of our common stock having an aggregate fair value of $496,000.

In December 2003, in connection with the acquisition of Vision Direct, we issued 6,830,601 shares of common stock having an aggregate fair market value of $45.7 million.

In October and November 2004, in connection with a settlement agreement, we issued 135,930 shares of our common stock having an aggregate fair value of $492,000.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2005, we issued 10.0 million shares of our common stock to Ziff Asset Management, L.P. (Ziff) in a private placement, for cash consideration of $26.0 million. On December 2, 2005, pursuant to the terms of the stock purchase agreement, we filed a registration statement with the SEC to register the resale of all the common shares. Proceeds received, net of issuance costs of $48,000, were used for general corporate purposes, including, but not limited to, investments in marketing initiatives and technology infrastructure enhancements.

In October 2005, in connection with a license agreement, we issued 10,000 shares of our common stock having an aggregate fair value of $34,000.

Common Stock Reserved for Future Issuance

The following table represents the number of shares of common stock reserved for future issuance as of January 1, 2006:

Stock option plan	22,663,496
Employee stock purchase plan	2,396,068
Warrants to purchase common stock	615,000

25,674,564

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

1998 Stock Plan

Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), our board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of drugstore.com. Under the 1998 Stock Plan, an aggregate of 33,918,770 shares of common stock have been reserved for future issuance. Shares for future issuances are determined by means of an automatic annual increase, beginning on the first day of fiscal year 2001, equal to (i) the lesser of (a) 5% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year or (b) 6,000,000 shares or (ii) a lesser amount determined by the plan administrator; provided that any shares from any such increase in previous years that are not actually issued will be added to the aggregate number of shares available for issuance under the 1998 Stock Plan. Pursuant to this provision, 3,419,516 additional shares were reserved for future issuance on December 30, 2002 (first day of fiscal year 2003), 3,870,501 additional shares were reserved for future issuance on December 29, 2003 (first day of fiscal year 2004) and 2,000,000 additional shares were reserved for future issuance on January 2, 2006 (first day of fiscal 2006). No additional shares were reserved for future issuance on January 3, 2005 (first day of fiscal year 2005).

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally, we grant stock options, as approved by the board of directors, with exercise prices equal to the fair market value of the common stock on the date of grant. Options generally vest over a four-year period and expire ten years from the date of grant.

In May 2000, our board of directors approved the grant of options to purchase an aggregate of approximately 3.3 million shares of our common stock to certain of our existing employees at an exercise price of $7.00 per share, which was below the fair market value on the date of grant. The options were granted under our 1998 Stock Plan and vest over a four-year period, with one-fourth of the total number of shares vesting six months after the grant date and the remaining shares vesting in equal installments at the end of each six-month period thereafter. Accordingly, during 2000 we recorded deferred stock-based compensation of approximately $5.3 million, which was amortized over the vesting period of the options using the multiple-option approach.

In January 2002, the compensation committee of our board of directors approved the grant of options to purchase an aggregate of approximately 2.4 million shares of our common stock to certain of our existing employees at an exercise price of $1.93 per share, which was below the fair market value on the date of the grant. The options were granted under our 1998 Stock Plan and vest over a four-year period, with 20% of the total number of shares vesting on June 30, 2002 and the remaining shares vesting in equal installments at the end of each quarter thereafter. Accordingly, during 2002 we recorded deferred stock-based compensation of approximately $1.1 million, which is being amortized over the vesting period of the options using the multiple-option approach.

In April 2003, our board of directors approved the grant of options to certain employees to purchase an aggregate of approximately 395,000 shares of our common stock at an exercise price of $2.50 per share, which was below the fair market value on the date of grant. The options were granted under our 1998 Stock Plan and vest over a four-year period, with 20% of the total number of shares vesting six months after the grant date and the remaining shares vesting in equal installments at the end of each quarter thereafter. Accordingly, during 2003 we recorded deferred stock-based compensation of approximately $545,000, which was amortized over the vesting period of the options using the multiple-option approach.

In 2003, two separate grants of options were provided to certain non-employees in connection with project work performed for us. The options were issued at the market price on the date of grant but had accelerated vesting of less than one year. We recorded these options at an adjusted fair market value, resulting in deferred stock-based compensation of $236,000, which was amortized over the vesting period of the options the multiple-option approach.

Effective October 2004, our board of directors approved the grant of options to purchase 4,000,000 shares of our common stock to Dawn Lepore, our president, chief executive officer and chairman of the board, at an exercise price of $2.97 per share, which was below the fair market value on the date of grant. The options were granted under our 1998 Stock Plan and vest and become exercisable as follows: (a) 2,000,000 option shares vest and become exercisable over a four-year period commencing on the date of grant, with 400,000 option shares vesting six months after the date of grant and the remaining 1,600,000 option shares vesting in equal quarterly installments over the subsequent 42-month period; (b) 1,000,000 option shares will vest and become exercisable when our common stock trades for 30 consecutive trading days at a price of $5.00 or more per share; (c) 750,000 option shares will vest and become exercisable when our common stock trades for 30 consecutive trading days at a price of $10.00 or more per share; and (d) 250,000 option shares will vest and become exercisable when our common stock trades for 30 consecutive trading days at a price of $20.00 or more per share. The 2,000,000 option shares for which vesting is based upon the price of our common stock will vest in full upon continuous employment by Ms. Lepore for a period of four years from the date of grant. Accordingly, during 2004 we

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded deferred stock-based compensation of approximately $3.9 million, which is being recognized over the vesting period using the multiple-option approach.

We recorded stock compensation expense totaling $173,000 in 2005 and $43,000 in 2004 for the fair value of options granted to non-employees for services. In 2004, we granted options to certain employees (other than Ms. Lepore) at below fair market value, resulting in deferred stock-based compensation of $76,000, which was amortized over the vesting period using the multiple-option approach.

In 2005, 2004 and 2003, certain stock options were modified for terminated employees, which resulted in a stock compensation charge of $175,000 in 2005, $395,000 in 2004 and $1.3 million in 2003.

The following table summarizes activity under our 1998 Stock Plan:

	Shares Available for Grant	Outstanding Options		Options Exercisable at End of Year	Weighted Average Exercise Price
		Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at December 29, 2002	8,376,856	13,500,098	$6.60	7,402,222	$5.88

Additional shares authorized	3,419,516	—	—
Options granted	(5,105,875)	5,105,875	$3.73
Options exercised	—	(1,319,142)	$1.52
Options forfeited	1,654,962	(1,654,962)	$4.25

Outstanding at December 28, 2003	8,345,459	15,631,869	$6.34	9,078,797	$6.06

Additional shares authorized	3,870,501	—	—
Options granted	(8,152,455)	8,152,455	$3.58
Options exercised	—	(3,858,402)	$1.20
Options forfeited	4,507,701	(4,507,860)	$9.68

Outstanding at January 2, 2005	8,571,206	15,418,062	$5.19	6,637,775	$7.52

Additional shares authorized	—	—	—
Options granted	(6,365,606)	6,365,606	$2.93
Options exercised	—	(1,325,773)	$1.35
Options forfeited	4,693,368	(4,693,367)	$7.74

Outstanding at January 1, 2006	6,898,968	15,764,528	$3.84	6,764,730	$4.80

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding stock options outstanding and exercisable as of January 1, 2006:

	Outstanding Options			Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Vested and Exercisable Number of Shares	Weighted Average Exercisable Price
$ 0.01 to $2.33	2,711,281	$1.69	6.2 years	2,357,989	$1.60
$ 2.34 to $2.61	2,794,561	2.58	9.2 years	726,214	2.58
$ 2.63 to $2.96	1,152,283	2.76	8.8 years	434,326	2.75
$ 2.97	4,000,000	2.97	8.8 years	628,571	2.97
$ 3.00 to $4.19	2,678,253	3.49	9.1 years	615,745	3.37
$ 4.36 to $53.88	2,428,150	10.03	6.0 years	2,001,885	10.85

Total	15,764,528	$3.84	8.0 years	6,764,730	$4.80

1999 Employee Stock Purchase Plan

Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 Employee Stock Purchase Plan), a total of 500,000 shares of common stock were initially reserved for issuance, and there is an annual increase on the first day of each fiscal year equal to the lesser of (1) 500,000 shares, (2) three percent (3%) of our shares outstanding on the last day of the immediately preceding fiscal year, or (3) such lesser number of shares as may be determined by the board of directors. Pursuant to this provision, 500,000 additional shares were reserved for future issuance on each of January 1, 2002, December 30, 2002, and December 29, 2003. Eligible employees may purchase common stock under the 1999 Employee Stock Purchase Plan for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period. For the years ended January 1, 2006, January 2, 2005 and December 28, 2003, employees purchased 127,952, 85,569 and 55,924 shares, respectively, of our common stock under the 1999 Employee Stock Purchase Plan in exchange for $294,000, $297,000 and $110,000, respectively. As of January 1, 2006, there were 2,396,068 shares reserved for future issuance under the 1999 Employee Stock Purchase Plan.

12. Related Parties

We recognized marketing and sales expense in connection with our June 2001 marketing agreement with Amazon.com, which was terminated in September 2003 (see Note 2), totaling $1.1 million for the year ended December 28, 2003. Also, for the years ended January 1, 2006 and January 2, 2005, we generated revenues of $6.3 million and $14.1 million, respectively, by acting as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. Effective November 9, 2005, we terminated this agreement with Amazon.com. Amounts due from Amazon.com totaled $21,000 and $1.4 million, respectively, as of January 1, 2006 and January 2, 2005. Sales to, and accounts receivable from, Amazon.com were not significant for the year ended December 28, 2003.

13. Segment Information

We have four reporting segments: over-the-counter (OTC), mail-order pharmacy, local pick-up pharmacy, and vision. The OTC segment is comprised of the sales and related costs of selling all non-prescription products through our websites and customized nutritional supplement programs through CNS. Until November 9, 2005, the OTC segment also included wholesale OTC net sales and fulfillment fees generated through our agreement

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with Amazon.com, Inc., which we terminated effective November 9, 2005, and net sales of consignment products. The mail-order pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website for mail-order delivery. The local pick-up pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website and the RiteAid.com website for pick-up at a local Rite Aid store. Our vision segment reflects sales and related costs of selling contact lenses through Vision Direct. We manage our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume).

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
	(in thousands)
Over-the-Counter (OTC):
Net sales	$180,566	$155,316	$109,154
Cost of sales	130,346	113,354	76,173
Variable order costs (a)	19,069	15,923	10,640

Contribution margin (b)	$31,151	$26,039	$22,341

Local Pick-Up Pharmacy:
Net sales (c)	$96,126	$92,440	$85,131
Cost of sales	84,660	82,268	77,312
Variable order costs (a)	4,030	3,963	3,799

Contribution margin (b)	$7,436	$6,209	$4,020

Mail-Order Pharmacy:
Net sales	$75,612	$63,936	$49,155
Cost of sales	65,352	54,450	40,479
Variable order costs (a)	6,959	6,381	5,054

Contribution margin (b)	$3,301	$3,105	$3,622

Vision:
Net sales	$47,126	$48,407	$2,293
Cost of sales	37,008	36,786	1,537
Variable order costs (a)	2,858	3,383	203

Contribution margin (b)	$7,260	$8,238	$553

Consolidated:
Net sales (d)	$399,430	$360,099	$245,733
Cost of sales	317,366	286,858	195,501
Variable order costs (a)	32,916	29,650	19,696

Contribution margin (b)	$49,148	$43,591	$30,536

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees, and royalty costs that are variable based on sales volume. These amounts exclude depreciation and fixed overhead costs.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of these sales and the incremental (variable) fulfillment and order processing costs of delivering orders to our customers and royalty costs.
(c)	Net sales in our local pick-up pharmacy include co-payments totaling $21.1 million for 2005, $19.7 million for 2004, and $18.3 million for 2003.
(d)	Net sales in 2005 and 2004 were comprised of 99% of sales in the United States of America and 1% of sales internationally, and international net sales represented less than 1% of net sales in 2003.

Consolidated contribution margin for reportable segments	$49,148	$43,591	$30,536
Less:
Fixed fulfillment and order processing (e)	9,389	11,951	10,623
Marketing and sales (f)	30,140	22,382	16,051
Technology and content	12,768	9,483	8,283
General and administrative	14,048	16,200	11,111
Impairment of goodwill and other intangible assets	—	27,460	—
Amortization of intangible assets	3,004	3,952	1,725
Stock-based compensation	1,968	1,238	2,014

Operating loss	$(22,169)	$(49,075)	$(19,271)

(e)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.
(f)	These amounts exclude royalty expenses that are included in variable costs.

The following table presents assets by segment and geographic asset information:

	Fiscal Year 2005	Fiscal Year 2004
	(in thousands)
Total Assets:
Over- the-Counter (OTC)	$37,964	$42,599
Local Pick-Up Pharmacy	32,158	36,173
Mail-Order Pharmacy	8,226	9,500
Vision	30,620	34,907
Corporate	61,595	35,332

Consolidated	$170,563	$158,511

Property and Equipment, Net:
United States of America	$15,691	$13,344
Canada	148	282

	$15,839	$13,626

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Quarterly Results of Operations (unaudited)

The following tables contain selected unaudited consolidated statement of operations information for each quarter of fiscal years 2005 and 2004. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year Ended January 1, 2006				Fiscal Year Ended January 2, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter (1)	Third Quarter	Second Quarter	First Quarter
	($ in thousands, except per share data)
Net sales	$106,369	$96,596	$96,892	$99,573	$103,606	$84,287	$87,844	$84,362
Cost of sales	83,575	77,419	77,036	79,336	82,628	67,702	70,283	66,245
Net loss (2)	(4,492)	(7,108)	(4,305)	(4,994)	$(5,363)	$(32,843)	$(4,960)	$(4,569)
Basic and diluted net loss per share (3)	$(0.05)	$(0.08)	$(0.05)	$(0.06)	$(0.07)	$(0.43)	$(0.07)	$(0.06)

Shares used in computation of basic and diluted net loss per share	92,877,328	92,641,952	92,228,222	85,487,764	79,895,117	76,493,041	75,470,099	74,515,424

(1)	The fourth quarter of the fiscal year ended January 2, 2005 was a 14-week quarter. All other quarters are 13-week quarters.
(2)	Net loss for the third quarter of the year ended January 2, 2005 includes an impairment charge of $26.5 million on our goodwill and other intangible assets. In the fourth quarter of the year ended January 2, 2005, we recorded an additional impairment charge of $1.0 million on our goodwill and a $1.0 million tax benefit for the reduction of deferred tax liabilities related to the impairment of certain indefinite-lived intangible assets.
(3)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the annual net loss per share.

.

DRUGSTORE.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of fiscal period	Charges to revenue, costs and expenses	Deductions		Balance at end of fiscal period
Year Ended January 1, 2006
Allowance for doubtful accounts	$98	$294	$291	(a)	$101
Allowance for sales returns	171	3,049	2,851	(b)	369
Reserve for inventory valuation	378	949	735	(c)	592
Year Ended January 2, 2005
Allowance for doubtful accounts	$45	$450	$397	(a)	$98
Allowance for sales returns	324	2,069	2,222	(b)	171
Reserve for inventory valuation	471	392	485	(c)	378
Year Ended December 28, 2003
Allowance for doubtful accounts	$61	$84	$100	(a)	$45
Allowance for sales returns	252	1,305	1,233	(b)	324
Reserve for inventory valuation	417	275	221	(c)	471

(a)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.
(b)	Deductions consist of sales credits to customers for product returns.
(c)	Deductions consist of write-off of obsolete inventory and inventory shrinkage.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 17, 2006.

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