Form 10-Q
period 2006-04-02
DRUGSTORE COM INC
filed 2006-05-12
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒.

As of May 1, 2006, the registrant had 93,024,050 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three months ended April 2, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
Net sales	$104,109	$99,573
Costs and expenses:
Cost of sales	81,889	79,336
Fulfillment and order processing	10,177	10,285
Marketing and sales	8,977	6,963
Technology and content	3,942	2,932
General and administrative	4,294	4,429
Amortization of intangible assets	530	801

Total costs and expenses	109,809	104,746

Operating loss	(5,700)	(5,173)
Interest income, net	407	179

Net loss	$(5,293)	$(4,994)

Basic and diluted net loss per share	$(0.06)	$(0.06)

Weighted average shares outstanding used to compute basic and diluted net loss per share	92,969,650	85,487,764

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 2, 2006	January 1, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,352	$20,291
Marketable securities	23,565	26,172
Accounts receivable, net of allowances	35,128	34,214
Inventories	19,687	23,468
Prepaid marketing expenses	2,290	2,387
Other current assets	2,491	2,583

Total current assets	101,513	109,115
Fixed assets, net	15,966	15,839
Other intangible assets, net	6,897	7,427
Goodwill	32,202	32,202
Prepaid marketing expenses and other	5,408	5,980

Total assets	$161,986	$170,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,123	$58,177
Accrued compensation	3,130	3,426
Accrued marketing expenses	3,181	3,382
Other current liabilities	1,487	1,751
Current portion of long-term debt obligations	2,088	2,029

Total current liabilities	64,009	68,765
Long-term debt obligations, less current portion	2,279	2,685
Deferred income taxes	945	945
Other long-term liabilities	1,826	1,897
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 93,010,886 and 92,904,652 shares issued and outstanding	835,543	833,589
Accumulated other comprehensive loss	(8)	(3)
Accumulated deficit	(742,608)	(737,315)

Total stockholders’ equity	92,927	96,271

Total liabilities and stockholders’ equity	$161,986	$170,563

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
Operating Activities:
Net loss	$(5,293)	$(4,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,458	1,603
Amortization of marketing and sales agreements	572	572
Amortization of intangible assets	530	801
Stock-based compensation	1,703	848
Other	4	(34)
Changes in:
Accounts receivable	(914)	1,909
Inventories	3,781	(1,831)
Prepaid marketing expenses and other current assets	189	(279)
Accounts payable, accrued expenses, and other liabilities	(4,886)	(440)

Net cash used in operating activities	(2,856)	(1,845)

Investing Activities:
Purchases of marketable securities	(10,873)	(30,209)
Sales and maturities of marketable securities	13,475	6,825
Purchases of fixed assets	(1,351)	(1,693)

Net cash provided by (used in) investing activities	1,251	(25,077)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	251	229
Proceeds from private placement financing, net of issuance costs	—	25,950
Proceeds from term loan, line of credit and asset financings	—	1,000
Principal payments on capital lease and term loan obligations	(585)	(381)

Net cash provided by (used in) financing activities	(334)	26,798

Net decrease in cash and cash equivalents	(1,939)	(124)
Cash and cash equivalents at beginning of period	20,291	15,491

Cash and cash equivalents at end of period	$18,352	$15,367

Supplemental Cash Flow Information:
Equipment acquired in capital lease agreements	$238	$—

Cash paid during the period for interest	$95	$54

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of the Business

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy products. We offer health, beauty, sexual well-being, household and other non-prescription products and prescription medications through our website at www.drugstore.com. We also offer prestige beauty products through our website located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com (which are also accessible through the drugstore.com website); and customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS). Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. Under the terms of an agreement with Rite Aid Corporation, or Rite Aid, customers are also able to order refill prescriptions for pickup at any Rite Aid store. We manage our business in four segments: over-the-counter (OTC), mail-order pharmacy, local pick-up pharmacy, and vision.

2.	Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). These consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated financial statements are unaudited but, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other interim period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 1, 2006.

The accompanying consolidated financial statements include those of drugstore.com, inc. and our subsidiaries. All material intercompany transactions and balances have been eliminated.

We operate using a 52/53-week retail calendar year, with each of the fiscal quarters in a 52-week fiscal year representing a 13-week period.

3.	Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from our estimates, and these estimates could be material.

4.	Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, warrants, and our employee stock purchase plan are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(in thousands, except share and per share data)
Numerator:
Net loss	$(5,293)	$(4,994)

Denominator:
Weighted average shares outstanding used in computation of basic and diluted net loss per share	92,969,650	85,487,764

Basic and diluted net loss per share	$(0.06)	$(0.06)

At April 2, 2006 and April 3, 2005 there were 17,319,708 and 16,039,961 shares, respectively, of common stock subject to outstanding stock options and 615,000 shares of common stock subject to warrants in each period that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

5.	Stock-Based Compensation

Stock-Based Benefit Plans

1998 Stock Plan - Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), our board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of drugstore.com. Options to purchase 15,764,528 shares of common stock were outstanding under the 1998 Stock Plan at January 1, 2006 and, during the three months ended April 2, 2006, options to purchase 2,124,715 common shares were granted in connection with our annual employee stock option grants. Options under this plan generally vest as follows: 20% of the shares vest during the first six months and the remaining 80% vest quarterly over the subsequent 42 months. Option grants are approved by the board of directors, generally have exercise prices equal to the fair market value of the common stock on the date of grant and expire 10 years from the date of grant.

1999 Employee Stock Purchase Plan - Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees may purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period. During the three months ended April 2, 2006, employees purchased 51,420 shares of our common stock under the 1999 ESPP in exchange for approximately $141,000, and during the three months ended April 3, 2005, employees purchased 71,179 shares of common stock under the 1999 ESPP in exchange for approximately $157,000.

Adoption of FASB Statement No. 123 (revised 2004)

Prior to January 2, 2006, we accounted for the 1998 Stock Plan and the 1999 ESPP under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-based Compensation (FAS 123). Under APB 25, no compensation expense was recognized when the exercise price of employee stock options equaled the fair value of the underlying stock on the date of grant. Deferred stock-based compensation was recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock on the date of grant. Deferred stock-based compensation totaling $2.0 million was being amortized over the vesting period of the underlying options using the multiple-option approach and was reversed against stockholders’ equity on January 2, 2006. Prior year amounts have been reclassified to conform to the current year presentation.

Effective January 2, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under the modified-prospective-transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123, recognized over the vesting period of the underlying options using the multiple-option approach, (b) compensation cost for all share-based payments granted after January 1, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R, recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the 1999 ESPP, which is based on the fair value estimated in accordance with the provisions of FAS 123R and is not considered material to our overall financial statements. In accordance with the modified-prospective-transition method, results for the three months ended April 3, 2005 have not been restated to reflect, and do not include, the impact of FAS 123R.

Determining Fair Value

We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used for the three months ended April 2, 2006 and April 3, 2005:

	Three Months Ended
	April 2, 2006	April 3, 2005
Expected volatility	80%	83%
Expected term (in years)	6.0	3.2
Risk-free interest rate	4.1%	3.9%
Expected dividend	0%	0%
Weighted-average fair value	$2.11	$1.52

Our computation of expected volatility for the first quarter of 2006 is based on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Prior to 2006, our computation of expected volatility was based on our historical volatility. Our expected life in 2006 was calculated using the simplified method outlined by SEC Staff Accounting Bulletin No. 107 (SAB 107). Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which results in a six-year expected term. Prior to 2006, our computation of expected life was based on vesting schedules and historical experience of options exercised. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards do not correspond with the terms for which interest rates are quoted, we average the periods to determine the rate from the available term maturities. A dividend yield of 0% was considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we considered historical voluntary termination behavior, in addition to analyzing actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. Our forfeiture rate is based on the weighted average termination behavior of our non-management and management employee subgroups, which is approximately 30%, and assumes a rate of 0% for our chief executive officer, board members, and non-employees. Prior to the adoption of FAS 123R, we recognized the impact of forfeitures when they occurred.

Stock Compensation Expense

As a result of adopting FAS 123R on January 2, 2006, we recognized stock-based compensation totaling $1.7 million for the three months ended April 2, 2006. Our incremental stock-based compensation expense resulting from the adoption of FAS 123R totaled $1.5 million and increased our basic and diluted net loss per share by $0.02, which includes a reduction of stock-based compensation of $248,000 that would have been recognized prior to the adoption for options granted with an exercise price below the market value on the date of grant. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Prior to January 2, 2006, we recognized stock-based compensation under the provisions of APB 25 and FAS 123 for options granted with exercise prices below market value on the date of grant, options and warrants issued to non-employees for services, and modifications to existing option grants. Such compensation expense totaled $848,000 for the three months ended April 3, 2005.

The following table summarizes stock-based compensation by operating function recorded in the Statement of Operations:

	Three Months Ended
	April 2, 2006	April 3, 2005
Fulfillment and order processing	$221	$—
Marketing and sales	324	143
Technology and content	272	4
General and administrative	886	701

Total	$1,703	$848

As of April 2, 2006, the total compensation cost related to unvested options granted to employees under our 1998 Stock Plan totaled $10.3 million, net of estimated forfeitures of approximately $4.9 million. This cost will be amortized on a straight-line basis over a weighted-average period of 3.5 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

The following table summarizes activity under our 1998 Stock Plan:

	Number of Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	15,764,528	$3.84
Options granted	2,124,715	$2.97
Options exercised	(54,814)	$2.12
Options forfeited	(514,721)	$3.85

Outstanding at April 2, 2006	17,319,708	$3.74	8.01	$5,123

Vested and expected to vest at April 2, 2006	13,010,154	$3.97	0.61	$4,619

Exercisable at April 2, 2006	7,215,190	$4.67	6.70	$3,829

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the 12.3 million shares subject to options that were in-the-money at April 2, 2006 (i.e., with an exercise price of $3.00 or less).

Pro-forma Disclosures

The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of FAS 123 to options granted under our 1998 Stock Plan and our 1999 ESPP for all periods presented prior to January 2, 2006 (in thousands, except share and per share data):

Three Months Ended April 3, 2005
Net loss, as reported	$(4,994)
Add: Stock-based compensation, as reported	848
Deduct: Total stock-based compensation determined using the fair value method under FAS 123 for all awards	(2,220)

Pro forma net loss	$(6,366)

Basic and diluted net loss per share – as reported	$(0.06)

Basic and diluted net loss per share – pro forma	$(0.07)

Disclosure for the three months ended April 2, 2006 is not presented because stock-based payments were accounted for under FAS 123R’s fair-value method during this period.

6.	Line of Credit

In March 2006, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $7.5 million, which accrue interest at the prime rate. The revolving line of credit has a maturity date of one year from the date of advance. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. No amounts have been borrowed on the line of credit as of April 2, 2006.

7.	Commitments and Contingencies

Legal Proceedings

Class Action Laddering Litigation. On and after July 6, 2001, eight stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York naming drugstore.com as a defendant, along with the underwriters and certain of our present and former officers and directors (the Individual Defendants), in connection with our July 27, 1999 initial public offering and March 15, 2000 secondary offering (together, the Offerings). The complaints against drugstore.com have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period July 28, 1999 to December 6, 2000. In general, the complaint alleges that the prospectuses through which we conducted the Offerings were materially false and misleading for failure to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby the underwriters agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the after-market at predetermined prices. The complaint asserts violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The action seeks damages in an unspecified amount and other relief. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies or their former officers and directors. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against drugstore.com. On October 13, 2004, the Court certified a class in nine of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The underwriter defendants sought leave to appeal the class certification decision and the United States Court of Appeals for the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in our case.

We have approved a settlement agreement and related agreements, which set forth the terms of a settlement between drugstore.com, the plaintiff class and the vast majority of the other issuer defendants or, in the case of bankrupt issuers, their directors and officers. Among other provisions, the settlement agreement provides for a release of drugstore.com and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to the plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. On April 20, 2006, JPMorgan Chase (one of the underwriter defendants) and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. If it is finally approved, however, then the maximum amount for which the issuers’ insurers will be potentially liable is $575 million. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. We anticipate that any potential financial obligation of drugstore.com to the plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance, and we have already satisfied our deductible. We are currently not aware of any material limitations from our insurance carriers on the expected recovery of any potential financial obligation to the plaintiffs. Our carriers are solvent and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million.

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. These modifications have been made. On March 20, 2006, the underwriter defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on

April 24, 2006, but has not yet issued a ruling. There is no assurance that the Court will grant final approval to the settlement. We are unable to estimate the potential damages that might be awarded if the settlement were not approved, we were found liable, there arose a material limitation with respect to our insurance coverage, or the amount awarded were to exceed our insurance coverage. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse affect on our financial position and results of operations.

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based upon its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. We do not currently collect and do not believe that we are required to collect New Jersey sales tax. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. The appeal is pending and trial is scheduled for November 2006. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements with respect to the sales tax alleged to be due. If we are unsuccessful in our appeal, the state of New Jersey may expand its assessment to include other years for which we did not collect sales tax. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. However, the ultimate outcome of this matter could result in substantial tax liabilities for our past sales and have a material adverse affect on our financial position and results of operations.

Stockholder Derivative Action. On August 13, 2004, two stockholder derivative actions were filed by plaintiffs Gerald Rusk and George Zimmer in the Superior Court of the state of Washington, King County, against certain of our present and former officers and directors. The derivative plaintiffs allege breach of fiduciary duty based on the failure to prevent the disclosure violations alleged in the securities complaints that were dismissed in October, 2005. Plaintiffs also allege abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. These actions seek damages from the defendants on behalf of drugstore.com, which is a nominal defendant in the actions. Plaintiffs allege that certain of the defendants breached their fiduciary duties by selling drugstore.com stock while in possession of material non-public information. Plaintiffs filed a consolidated amended complaint on July 29, 2005. The Outside Director Defendants filed a Motion to Dismiss on March 31, 2006. Plaintiffs’ opposition brief is due May 15, 2006 the Outside Directors’ reply brief is due June 16, 2006 and Oral Argument will be held on July 14, 2006.

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

We have four reporting segments: over-the-counter (OTC), mail-order pharmacy, local pick-up pharmacy, and vision. The OTC segment is comprised of the sales and related costs of selling all non-prescription products through our websites, customized nutritional supplement programs through CNS, and net sales of consignment products. Before December 31, 2005, all sales of customized vitamins through CNS were recognized on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances. On December 31, 2005, we entered into a fulfillment agreement with Weil Lifestyle, LLC (Weil). Under the terms of the new agreement, we recognize on a net basis the revenue associated with the fulfillment of customized vitamins sold through Weil. Until November 9, 2005, the OTC segment also included wholesale OTC net sales and fulfillment fees generated through our agreement with Amazon.com, Inc., which we terminated effective November 9, 2005. The mail-order pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website for mail-order delivery. The local pick-up pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website and the RiteAid.com website for pick-up at a local Rite Aid store. Our vision segment is comprised of sales and the related costs of selling contact lenses through Vision Direct. We manage our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume).

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Three Months Ended
	April 2, 2006	April 3, 2005
Over-the-Counter (OTC):
Net sales	$49,006	$44,509
Cost of sales	34,663	32,515
Variable order costs (a)	4,328	4,717

Contribution margin (b)	$10,015	$7,277

Mail-Order Pharmacy:
Net sales	$18,300	$17,953
Cost of sales	15,845	15,521
Variable order costs (a)	1,602	1,750

Contribution margin (b)	$853	$682

Local Pick-Up Pharmacy:
Net sales (c)	$24,213	$24,976
Cost of sales	21,588	21,918
Variable order costs (a)	992	1,054

Contribution margin (b)	$1,633	$2,004

Vision:
Net sales	$12,590	$12,135
Cost of sales	9,793	9,382
Variable order costs (a)	661	726

Contribution margin (b)	$2,136	$2,027

Consolidated:
Net sales	$104,109	$99,573
Cost of sales	81,889	79,336
Variable order costs (a)	7,583	8,247

Consolidated contribution margin (b)	$14,637	$11,990

Less:
Fixed fulfillment and order processing (d)	$2,613	$2,673
Marketing and sales (e)	8,958	6,328
Technology and content	3,942	2,932
General and administrative	4,294	4,429
Amortization of intangible assets	530	801

Operating loss	$(5,700)	$(5,173)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees, and royalty costs that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation and fixed overhead costs.

(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of goods sold and the incremental (variable) fulfillment and order processing costs of delivering orders to our customers and royalty costs.

(c)	Net sales in our local pick-up pharmacy segment include co-payments totaling $5.5 million for each of the three-month periods ended April 2, 2006 and April 3, 2005.

(d)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

(e)	These amounts exclude royalty expenses that are included in variable costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 1, 2006.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this quarterly report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “targets,” “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “plan,” “forecast,” “continue,” “remain,” “would,” “should,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, changes in consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, changes in senior management, risks related to systems interruptions, possible governmental regulation and the ability to manage a growing business. These factors described in this paragraph and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 1, 2006. A forward-looking statement should not be relied upon as representing our views as of any date other than the date on which we made the statement. We do not intend to update any forward-looking statement after the date on which we make it.

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

•	Over-the-counter (OTC). Our OTC segment includes all non-prescription products sold online or over the telephone through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com and www.lensquest.com, and customized nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. Before December 31, 2005, all sales of customized vitamins through CNS were recognized on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances. On December 31, 2005, the company entered into a fulfillment agreement with Weil Lifestyle, LLC, or Weil. Under the terms of the new agreement, which replaced our previous agreement with Weil, we recognize on a net basis the revenue associated with the fulfillment of customized vitamins sold through Weil. Until November 9, 2005, our OTC segment also included product revenues and fulfillment fees received under our wholesale OTC fulfillment agreement with Amazon.com, Inc., under which we acted as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. Effective November 9, 2005, we terminated this agreement. The change in the terms of our agreement with Weil, which led us to recognize revenue on a net basis for the substantial majority of our first-quarter CNS revenue, and the termination of the Amazon.com wholesale OTC agreement make it more difficult to provide a meaningful year-over-year comparison for the first quarter. Accordingly, in this quarterly report we refer to our “core OTC” net sales, which exclude wholesale OTC net sales and CNS net sales of $0 and $638,000 in the first quarter of 2006, and $2.5 million and $2.0 million in the first quarter of 2005. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items, which encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. In 2006, we continue to focus on improving website conversion, refining our personalization efforts for our website and promotional e-mails, and maximizing the profitability of each order.

•

Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online or over the telephone through the www.drugstore.com web store and delivered to customers through our mail-order facility. We procure our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to and serve both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription fulfillment services for pharmacy benefit management companies, or PBMs, and third-party benefits companies. In this segment, we focus our marketing efforts on establishing broader relationships with PBMs and maximizing growth in our cash prescription business. We are also exploring additional advertising relationships with pharmaceutical manufacturers and advertising agencies that represent pharmaceutical manufacturers, to monetize the more than one million unique visitors per month to our online pharmacy site. We anticipate that continued growth in this segment in 2006 will substantially depend on our ability to grow prescription volumes through these efforts and our ability to broaden our source of revenue. However, we anticipate that our decision not to participate in the low-margin Medicare Part D prescription drug benefit program offered by the U.S. government may negatively impact our growth.

•	Local Pick-Up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills sold online or over the telephone through the www.drugstore.com web store or the www.RiteAid.com web store (which is powered by the www.drugstore.com web store) and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and e-mail refill reminders. In 2006, we anticipate that net sales in the local pick-up pharmacy segment will not be a source of growth, as we focus the majority of our marketing efforts on our core OTC and mail-order pharmacy segments.

•	Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2006, we are focusing on a strategy of balancing customer acquisition with net margin in order to maximize our profits, rather than focusing exclusively on growth.

Revenues. We generate revenue primarily from product sales and shipping fees. For the three-month period ended April 2, 2006, we reported consolidated total net sales of $104.1 million, which reflected a $4.5 million, or 5%, increase over the three-month period ended April 3, 2005. Our net sales growth was driven by a 4% year-over-year increase in our total order volume, to over 1.3 million orders, and our average net sales per order remained consistent at $77. Our revenues benefited from strong growth in our OTC segment, which grew by 10% over the first quarter of 2005; our core OTC net sales and order volume (excluding wholesale and CNS) grew by 21% and 23%, respectively. Our net sales in our vision segment increased year-over-year by $455,000, or 4%, and our net sales in our mail-order pharmacy segment increased by $347,000, or 2%. These increases were partially offset by a year-over-year decrease in local pick-up pharmacy net sales of $763,000, or 3%.

Expenses. Our operating expenses, including cost of goods sold, increased slightly as a percentage of net sales to 106% in the three-month period ended April 2, 2006, from 105% in the three-month period ended April 3, 2005. The increase resulted from an increase in marketing expenses, primarily from our brand campaign costs of $1.8 million, or 2% of net sales, incurred in the first quarter of 2006, and increased technology costs. Despite the increase in operating expenses, our cost of goods sold decreased as a percentage of net sales year-over-year, reflecting both a favorable shift in our product mix and significant improvement in OTC margins due to the success of operating initiatives undertaken to improve OTC profitability. In addition, our fulfillment and general and administrative costs declined year-over-year. During the first quarter of 2006, we adopted the provisions of Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. As a result of the adoption of FAS 123R, we recognized $855,000, or 1% of net sales, of additional stock-based compensation in the first quarter of 2006, compared to the first quarter of 2005.

Net Loss; Cash Position. Our net loss for the three-month period ended April 2, 2006 increased by 6%, or $299,000, to $5.3 million, compared to $5.0 million for the three-month period ended April 3, 2005. We ended the first quarter of 2006 with $41.9 million in cash, cash equivalents and marketable securities, compared to $46.5 million at January 1, 2006 and $57.5 million at April 3, 2005. This balance reflects the use in the first quarter of 2006 of $2.9 million to fund operating activities, $1.4 million for capital expenditures, and $585,000 to repay debt obligations, offset by proceeds received of $251,000 from the exercise of employee stock options and purchases under our employee stock purchase plan.

Significant Accounting Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. Additional information about our significant accounting policies is included in Note 1 of our consolidated financial statements included in Part I of our annual report on Form 10-K for the fiscal year ended January 1, 2006. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition and results of operations.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

Revenues from sales of OTC (other than Weil-related CNS sales, as described below), mail-order pharmacy, and vision products are recorded net of promotional discounts, cancellations, rebates and returns allowances. Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price or fee earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Return allowances, which reduce product sales by our estimate of expected product returns, are estimated using historical experience. Historically, product returns, and differences between our estimates and actual returns, have not been significant.

Revenues from sales of customized vitamins sold through our fulfillment agreement with Weil are recognized when products are shipped and title passes to the customer. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record revenues generated by the Weil agreement in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer and we do not bear general inventory risk associated with these sales. Non-Weil customized vitamin sales are recognized on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances. (Before we entered into the new fulfillment agreement with Weil on December 31, 2005, we also recognized Weil customized vitamin sales on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances.) Net sales in our OTC segment also include consignment service fees earned under our agreement with General Nutrition Corporation, or GNC, which are also recorded on a net basis, because we do not take title to the inventory and do not establish pricing.

Revenues from sales of OTC products ordered through the Amazon.com website and fulfilled by drugstore.com were recognized when we shipped the products from our distribution center. In accordance with EITF 99-19, we recorded fulfillment fees and revenues generated by the Amazon.com agreement in our OTC segment on a gross basis, because we believe we acted as a principal, based on the fact that we bore general inventory risk associated with these sales. Effective November 9, 2005, we terminated our agreement with Amazon.com. Neither party has any material obligations following termination.

Revenues from sales of prescription products ordered online or by telephone through the drugstore.com web store or the RiteAid.com web store (which is powered by the drugstore.com web store) for pick-up at a Rite Aid store, including co-payments received and collected on our behalf by Rite Aid, are recognized when the customer picks up the product. In these circumstances, we utilize Rite Aid as our fulfillment partner. In accordance with EITF 99-19, we record revenues in our local pick-up pharmacy segment on a gross basis, because we believe we act as a principal, based on the fact that, among other things, we bear both inventory risk and credit and collection risk associated with these sales.

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

Periodically, we provide incentive offers to our customers to encourage purchases. Such offers include discounts on specific current purchases, or future rebates based upon a percentage of the current purchase, as well as other offers. Discounts, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in net sales. Rebates are treated as a reduction to the sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers. Historically, our redemption rates have not differed materially from our estimates, which are adjusted quarterly.

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

Stock-Based Compensation

Effective January 2, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under the modified-prospective-transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123, recognized over the vesting period of the underlying options using the multiple-option approach, (b) compensation cost for all share-based payments granted after January 1, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R, recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the 1999 ESPP, which is based on the fair value estimated in accordance with the provisions of FAS 123R and is not considered material to our overall financial statements. In accordance with the modified-prospective-transition method, results for the three months ended April 3, 2005 have not been restated to reflect, and do not include, the impact of FAS 123R.

We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Our computation of expected volatility is based on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Our computation of expected life is determined using the simplified method outlined by the SEC Staff Accounting Bulletin No. 107, or SAB 107. Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which results in a six-year expected term. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards do not correspond with the terms for which interest rates are quoted, we average the periods to determine the rate from the available term maturities. A dividend yield of 0% is considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we consider historical voluntary termination behavior in addition to analyzing actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. Our forfeiture rate is based on the weighted average termination behavior of our non-management and management employee subgroups, which is approximately 30%, and assumes a rate of 0% for our chief executive officer, board members, and non-employees. Prior to the adoption of FAS 123R, we recognized the impact of forfeitures when they occurred.

Legal Proceedings

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and legal proceedings and may revise our estimates. Any such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations and financial position. For a description of our material legal proceedings, see Note 7 of our consolidated financial statements, Commitments and Contingencies, included in Part I, Item 1 of this quarterly report.

Results of Operations

Net Sales

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	(in thousands, except per order data)
Total net sales	$104,109	4.6%	$99,573
Total customer orders shipped	1,350	3.8%	1,301
Average net sales per order	$77	—	$77

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Net sales also include consignment service fees earned from our arrangement with GNC, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are booked on a net basis and constitute approximately 1% of total net sales in each period presented. Included in net sales in 2005 are fulfillment fees and product revenue from our wholesale OTC fulfillment agreement with Amazon.com, which was terminated in November 2005. Also included in net sales in 2005 and 2006 are sales of customized nutritional supplements sold through CNS, which effective December 31, 2005, are now primarily recorded on a net basis under our fulfillment agreement with Weil. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, the co-payment is billed to the customer’s credit card and the remainder of the prescription price is billed to insurance. Sales of pharmaceutical products covered by insurance are recorded as the sum of the amounts received from the customer and the third party. Sales made to Amazon.com under our wholesale OTC fulfillment agreement were billed directly to Amazon.com and recorded at the gross amount received from Amazon.com.

Total net sales increased in the three-month period ended April 2, 2006, compared to the three-month period ended April 3, 2005, as a result of a 4% increase in order volume, primarily driven by growth in our OTC segment. Revenues from repeat customers increased to 81% of net sales in the first quarter of 2006, compared to 77% in the first quarter of 2005. Average net revenue per order remained consistent at $77 in both quarters. Compared to the first quarter of 2005, net sales in our OTC segment increased by $4.5 million, or 10%, net sales in our vision segment increased by $455,000, or 4%, and net sales in our mail-order pharmacy segment increased by $347,000, or 2%. Net sales in our local pick-up pharmacy segment decreased by $763,000, or 3%.

OTC Net Sales

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	(in thousands, except per order data)
OTC net sales	$49,006	10.1%	$44,509
Segmented net sales information:
% of total net sales from OTC	47.1%		44.7%
Average net sales per order	$56	—	$56

Our net sales in the OTC segment increased by $4.5 million to $49.0 million in the three-month period ended April 2, 2006, compared to $44.5 million in the three-month period ended April 3, 2005, as a result of increases in order volume. Excluding CNS net sales of $683,000 in the first quarter of 2006 and $2.0 million in the first quarter of 2005, and wholesale OTC net sales and fulfillment fees of $2.5 million in the first quarter of 2005, our core OTC net sales increased by 21% year-over-year to $48.3 million. The number of orders in our OTC segment grew by 10% to 870,000 in the first quarter of 2006, compared to 792,000 in the first quarter of 2005, and the average net sales per order remained consistent at $56 in both periods. The number of customer orders includes new and repeat orders made through the drugstore.com website and the websites of our subsidiaries, orders generated through our fulfillment agreement with Weil, and orders generated through our wholesale OTC fulfillment agreement with Amazon.com. The increase in order volume was driven by our increasing active customer base and our continued efforts to improve customer retention and conversion. During the first quarter of 2006, we also performed a review of the pricing and profitability of each OTC product unit, or SKU, which did not result in material price changes in our OTC products individually, but in the aggregate is expected to favorably impact our gross margin.

Mail-Order Pharmacy Net Sales

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	(in thousands, except per order data)
Mail-order pharmacy net sales	$18,300	1.9%	$17,953
Segmented net sales information:
% of total net sales from mail-order pharmacy	17.6%		18.0%
Average net sales per order	$155	9.9%	$141

Our net sales in the mail-order pharmacy segment increased $347,000 to $18.3 million in three-month period ended April 2, 2006, compared to $18.0 million in the three-month period ended April 3, 2005, as a result of year-over-year increases in the average net sales per order. The average net sales per order in this segment increased year-over-year as a result of an increase of approximately 5% in the average price per prescription resulting from higher pharmaceutical costs, and selling a larger proportion of higher-priced brand-name drugs. The number of orders in this segment decreased by 7% to 118,000 in the first quarter of 2006, compared to 127,000 in the first quarter of 2005, as a result of our decision not to participate in the low-margin Medicare Part D prescription drug benefit program offered by the U.S. government.

Local Pick-up Pharmacy Net Sales

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	(in thousands, except per order data)
Local pick-up pharmacy net sales	$24,213	(3.1%)	$24,976
Segmented net sales information:
% of total net sales from local pick-up pharmacy	23.3%		25.1%
Average net sales per order	$112	4.7%	$107

Our net sales in the local pick-up pharmacy segment decreased by $763,000 to $24.2 million in the three-month period ended April 2, 2006, compared to $25.0 million in the three-month period ended April 3, 2005. This decrease in net sales reflects a 7% decrease in the number of orders in this segment, to 217,000 compared to 234,000 in the first quarter of 2005. Orders in this segment are driven by Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and e-mail refill reminders. The decrease in net sales was partially offset by a $5 year-over-year increase in average net sales per order resulting from increases in the average price per prescription paid by the customer.

Vision Net Sales

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	(in thousands, except per order data)
Vision net sales	$12,590	3.7%	$12,135
Segmented net sales information:
% of total net sales from vision	12.1%		12.2%
Average net sales per order	$87	6.1%	$82

Our net sales in the vision segment increased $455,000 to $12.6 million in the three-month period ended April 2, 2006, compared to $12.1 million in the three-month period ended April 3, 2005, as a result of an increase in the average net sales per order, driven primarily from selling a greater proportion of higher-priced, newer-technology contact lenses, and to a lesser extent, an increase in the average number of items per order and price increases for certain SKUs (none of which were material). The number of orders in this segment decreased slightly to 145,000 in the first quarter of 2006, compared to 148,000 in the first quarter of 2005, as a result of a decrease in orders from new customers.

Customer Data.

Approximately 326,000 new customers placed orders during the three-month period ended April 2, 2006, increasing our total customer base to approximately 7.5 million customers since inception. Orders from repeat customers as a percentage of total orders increased to 74% in the first quarter of 2006, compared to 70% in the first quarter of 2005, as a result of an increase in our trailing 12-month active customer base. The year-over-year increase in orders from repeat customers as a percentage of total orders primarily resulted from improved customer retention and increased order frequency, and to a lesser extent, the inclusion of 84,000 wholesale OTC orders in 2005 compared to no orders in 2006. OTC wholesale orders and Weil-related orders (after December 31, 2005) are included in the number of total orders but are considered neither repeat nor new orders for calculating repeat orders as a percentage of total orders.

Cost of Sales

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	($ in thousands)
Cost of sales	$81,889	3.2%	$79,336
Percent of total net sales	78.7%		79.7%

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

Total cost of sales increased in absolute dollars in the three-month period ended April 2, 2006, compared to the three-month period ended April 3, 2005, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales decreased year-over-year primarily as a result of lower net shipping costs absorbed by us, a larger proportion of net sales in our OTC segment, which is our highest-margin segment, and improved margins resulting from our operational initiatives, including the review of pricing and profitability of our OTC SKUs.

Our revenues from shipping charges to customers are included in net sales and were $3.4 million in the first quarter of 2006, compared to $2.7 million in the first quarter of 2005. Outbound shipping costs are included in cost of sales and were $5.5 million in the first quarter of 2006, compared to $5.6 million in the first quarter of 2005. As part of our profitability initiatives, we continue to make pricing adjustments to our shipping policies to reduce our shipping costs. Most recently, we eliminated free 3-day shipping on orders of $99 or more, added shipping surcharges for shipments to Alaska, Hawaii, U.S. Territories, and APO/FPO military addresses, increased the upgrade charge for 3-day shipping for customers who qualify for free ground shipping, added a weight-based shipping surcharge for orders over 20 pounds, and signed a new contract with one of our shipping carriers that we anticipate will provide lower rates. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	($ in thousands)
OTC cost of sales	$34,663	6.6%	$32,515
Segmented cost of sales information:
OTC cost of sales as a % of OTC net sales	70.7%		73.1%

Cost of sales in our OTC segment increased in absolute dollars in the three-month period ended April 2, 2006, compared to the three-month period ended April 3, 2005, as a result of increased order volume. Cost of sales as a percentage of net sales in this segment decreased in the first quarter of 2006, compared to the first quarter of 2005, primarily as a result of lower per-order net shipping costs resulting from changes in our shipping policies, and to a lesser extent, improved margins from our operational initiatives, including the review of pricing and profitability of each of our OTC SKUs. As a result of these initiatives, our core OTC gross profit dollars (excluding wholesale OTC and CNS) increased $3.1 million, or 29%, to $13.6 million in the first quarter of 2006, compared to $10.5 million in the first quarter of 2005.

Mail-Order Pharmacy Cost of Sales

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	($ in thousands)
Mail-order pharmacy cost of sales	$15,845	2.1%	$15,521
Segmented cost of sales information:
Mail-order pharmacy cost of sales as a % of mail-order pharmacy net sales	86.6%		86.5%

Cost of sales in our mail-order pharmacy segment increased in absolute dollars but remained flat as a percentage of net sales in the three-month period ended April 2, 2006, compared to the three-month period ended April 3, 2005, as a result of increased per-order product costs and selling a higher proportion of higher-cost, lower-margin brand-name drugs.

Local Pick-up Pharmacy Cost of Sales

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	($ in thousands)
Local pick-up pharmacy cost of sales	$21,588	(1.5%)	$21,918
Segmented cost of sales information:
Local pick-up cost of sales as a % of local pick-up pharmacy net sales	89.2%		87.8%

Cost of sales in our local pick-up pharmacy segment decreased in absolute dollars in the three-month period ended April 2, 2006, compared to the three-month period ended April 3, 2005, as a result of a 7% decrease in order volume. Cost of sales as a percentage of net sales in this segment increased in 2006, compared to 2005, as a result of increased per-order product costs and declining margins resulting from lower contractual reimbursement rates from insurance plans.

Vision Cost of Sales

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	($ in thousands)
Vision cost of sales	$9,793	4.4%	$9,382
Segmented cost of sales information:
Vision cost of sales as a % of vision net sales	77.8%		77.3%

Cost of sales in our vision segment increased both in absolute dollars and as a percentage of net sales in the three-month period ended April 2, 2006, compared to the three-month period ended April 3, 2005, primarily as a result of a shift in product mix to sales of higher cost, newer technology contact lenses and increased promotional activity, offset by a slight decline in order volume.

Fulfillment and Order Processing Expenses

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	($ in thousands)
Fulfillment and order processing expenses	$10,177	(1.1%)	$10,285
Percentage of net sales	9.8%		10.3%

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

Fulfillment and order processing expenses for the three-month period ended April 2, 2006 were comprised of $7.6 million of variable costs and $2.6 million of fixed costs, compared to $7.6 million of variable costs and $2.7 million of fixed costs for the three-month period ended April 3, 2005. Variable fulfillment and order processing expenses remained flat year-over-year despite a 4% increase in order volume, as increased costs from the greater order volume were offset by lower per-order labor costs. Fixed fulfillment and order processing expenses also remained flat year-over-year primarily as a result of a decrease in depreciation expense of $548,000 for assets fully depreciated during 2005, offset by stock-based compensation expense of $221,000 resulting from the adoption of FAS 123R, and increased personnel costs of $281,000. Fulfillment and order processing expenses as a percentage of net sales declined in the first quarter of 2006, compared to the first quarter of 2005, as greater order volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expenses

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	($ in thousands)
Marketing and sales expenses	$8,977	28.9%	$6,963
Percentage of net sales	8.6%		7.0%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts. In addition, marketing and sales expense include CNS-related royalties, which were reduced as a result of our new fulfillment agreement with Weil, of $19,000 for the first quarter of 2006 and $635,000 for the first quarter of 2005. Advertising and promotional costs in the first quarter of 2006 were $6.7 million, compared to $5.0 million in 2005.

Marketing and sales expenses increased both in absolute dollars and as a percentage of net sales for the three-month period ended April 2, 2006, compared to the three-month period ended April 3, 2005. The increase was primarily due to $1.8 million in final costs related to our brand advertising campaign incurred in the first quarter of 2006, and an increase in stock-based compensation expense of $181,000 resulting from the adoption of FAS 123R.

Technology and Content Expenses

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	($ in thousands)
Technology and content expenses	$3,942	34.4%	$2,932
Percentage of net sales	3.8%		2.9%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining and making routine upgrades and enhancements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and website content and design expenses.

Technology and content expenses for the three-month period ended April 2, 2006 increased both in absolute dollars and as a percentage of net sales, compared to the three-month period ended April 3, 2005. The increase resulted from increased depreciation expense of $446,000 resulting from the acquisition of software and computer equipment related to enhancements to our IT infrastructure in 2005, an increase in stock-based compensation expense of $268,000 resulting from the adoption of FAS 123R, and increased operational costs.

General and Administrative Expenses

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	($ in thousands)
General and administrative expenses	$4,294	(3.0%)	$4,429
Percentage of net sales	4.1%		4.4%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel expenses and other general corporate expenses.

General and administrative expenses for the three-month period ended April 2, 2006 decreased both in absolute dollars and as a percentage of net sales, compared to the three-month period ended April 3, 2005. The decrease resulted primarily from reductions in corporate insurance costs and utility costs, offset by an increase of $185,000 in stock-based compensation expense resulting from the adoption of FAS 123R, and increased professional fees. The decrease as a percentage of net sales resulted from our fixed corporate administrative costs being spread over more net sales.

Amortization of Intangible Assets

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	($ in thousands)
Amortization of intangible assets	$530	(33.8%)	$801

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS, Acumins, Inc., and Vision Direct, and assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names and trademarks.

The decrease in amortization expense for the three-month period ended April 2, 2006, compared to the three-month period ended April 3, 2005, resulted from certain intangible assets being fully amortized in 2005.

Interest Income and Expense

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	($ in thousands)
Interest income, net	$407	127.4%	$179

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Net interest income increased in the first quarter of 2006, compared to the first quarter of 2005, as a result of higher interest rates and higher weighted average cash, cash equivalents and marketable securities balance in first quarter of 2006 compared to 2005.

Income Taxes

There was no provision or benefit for income taxes for the three-month periods ended April 2, 2006 and April 3, 2005 due to our ongoing operating losses.

Stock-Based Compensation

Effective January 2, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. As a result of adopting FAS 123R on January 2, 2006, we recognized stock-based compensation totaling $1.7 million for the three months ended April 2, 2006. Our incremental stock-based compensation expense resulting from the adoption of FAS 123R totaled $1.5 million and increased our basic and diluted net loss per share by $0.02, which includes a reduction of stock-based compensation of $248,000 that would have been recognized prior to the adoption for options granted with an exercise below the market value on the date of grant. As required by FAS 123R, management made an estimate of expected forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. Prior to January 2, 2006, we recognized stock-based compensation under the provisions of APB 25 and FAS 123 for options granted with exercise prices below market value on the date of grant, options and warrants issued to non-employees for services, and modifications to existing option grants. Such compensation expense totaled $848,000 for the three months ended April 3, 2005. See Note 5 in our consolidated financial statements included in Part I, Item 1 of this quarterly report.

Off-Balance Sheet Transactions

We have not engaged in any off-balance sheet transactions.

Liquidity and Capital Resources

We have incurred net losses of $742.6 million since inception. We believe that we may continue to incur net losses for at least the next year, and possibly longer. From our inception through April 2, 2006, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $413.9 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the three-month periods ended April 2, 2006 and April 3, 2005.

	Three Months Ended
	April 2, 2006	% Change	April 3, 2005
	($ in thousands)
Cash used in operating activities	$(2,856)	54.80%	$(1,845)
Cash provided by (used in) investing activities	$1,251	(104.99%)	$(25,077)
Cash provided by (used in) financing activities	$(334)	(101.25%)	$26,798
Net decrease in cash and cash equivalents	$(1,939)	N/M	$(124)

Net cash used in operating activities for the three-month periods ended April 2, 2006 and April 3, 2005 primarily reflects net losses and changes in operating assets and liabilities, partially offset by non-cash expenses. Net cash used in operating activities increased in the first quarter of 2006, compared to the first quarter of 2005, primarily as a result of increased uses of other working capital partially offset by decreased investments in inventory.

Net cash provided by investing activities for the three-month period ended April 2, 2006 was primarily attributable to the sales and maturities of marketable securities, offset by the purchase of marketable securities and the acquisition of fixed assets. Net cash used in investing activities for the three-month period ended April 3, 2005 was primarily attributable to the purchase of marketable securities and acquisition of fixed assets, offset by the sale and maturity of marketable securities.

Net cash used in financing activities for the three-month period ended April 2, 2006 was attributable to the repayment of debt obligations, offset by proceeds received from the exercises of employee stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities for the three-month period ended April 3, 2005 was attributable to $26.0 million of net proceeds received from the sale of 10.0 million shares of our common stock, cash provided from exercises of employee stock options and purchases under our employee stock purchase plan, and borrowings under our revolving line of credit agreement with a bank, partially offset by payments on our debt obligations.

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

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the year ended January 1, 2006.

In March 2006, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $7.5 million, which accrue interest at the prime rate. The revolving line of credit has a maturity date of one year from the date of advance. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. No amounts have been borrowed on the line of credit as of April 2, 2006.

As of April 2, 2006, we did not have any future material noncancelable commitments to purchase goods or services.

We believe that our sources of cash will be sufficient to fund our operations and anticipated capital expenditures until we begin generating positive operating cash flow. However, any projections about our future cash needs and cash flows are subject to substantial uncertainty. As a result, we may need to raise additional monies to fund our operating activities or for strategic flexibility (if, for example, we pursue business or technology acquisitions or decide to build a new distribution center or if our expectations regarding our operations and anticipated capital expenditures change). We have in the past and will continue to assess opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Management Outlook

For the second quarter of fiscal year 2006, we are targeting net sales in the range of $101.0 million to $105.0 million and a net loss in the range of $4.3 million to $5.5 million.

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

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the interest-bearing financing facilities totaled $2.2 million at April 2, 2006, and interest rates attributable to this outstanding balance ranged from 8% to 8.25% during the first quarter of 2006. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities. As of April 2, 2006, we had $23.6 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of April 2, 2006, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to them in a timely fashion.

During the quarter ended April 2, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 of our consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

The risk factor disclosure included under Item 1A of our Annual Report on Form 10-K for the fiscal year end January 1, 2006, filed with the Securities and Exchange Commission on March 17, 2006 (the “Form 10-K”) has not materially changed other than as set forth below.

We have a history of generating significant losses, and may never be profitable.

We have incurred net losses of $742.6 million through April 2, 2006. To date, we have not become profitable, and we may never achieve profitability. We expect to continue to incur net losses for at least the next year, and possibly longer. As a result, our stock price may decline and investors may lose all or a part of their investment in our common stock.

The information above updates and should be read in conjunction with the discussion of our risk factors contained in Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 7, 2005 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2006 (SEC File No. 000-26137)).

10.1	Third Amendment to Loan and Security Agreement between drugstore.com, inc. and Silicon Valley Bank dated as of March 16, 2006.

10.2	Amended and Restated Loan and Security Agreement between drugstore.com, inc. and Silicon Valley Bank dated as of December 29, 2004.

31.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert A. Barton, Vice President, Chief Financial Officer and Treasurer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert A. Barton, Vice President, Chief Financial Officer and Treasurer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ Robert A. Barton
Robert A. Barton Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 12, 2006