Form 10-Q
period 2006-07-02
DRUGSTORE COM INC
filed 2006-08-09
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

or

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

As of August 1, 2006, the registrant had 93,419,064 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three and six months ended July 2, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales	$102,436	$96,892	$206,545	$196,465
Costs and expenses:
Cost of sales	79,945	77,036	161,834	156,372
Fulfillment and order processing	10,239	9,366	20,416	19,651
Marketing and sales	6,322	7,038	15,299	14,001
Technology and content	4,003	3,034	7,945	5,966
General and administrative	4,025	4,311	8,319	8,740
Amortization of intangible assets	531	752	1,061	1,553

Total costs and expenses	105,065	101,537	214,874	206,283

Operating loss	(2,629)	(4,645)	(8,329)	(9,818)
Interest income, net	436	340	843	519

Net loss	$(2,193)	$(4,305)	$(7,486)	$(9,299)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.08)	$(0.10)

Weighted average shares outstanding used to compute basic and diluted net loss per share	93,136,203	92,228,222	93,052,927	88,857,994

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 2, 2006	January 1, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,912	$20,291
Marketable securities	23,780	26,172
Accounts receivable, net of allowances	36,986	34,214
Inventories	20,156	23,468
Prepaid marketing expenses	2,290	2,387
Other current assets	2,256	2,583

Total current assets	101,380	109,115
Fixed assets, net	16,375	15,839
Other intangible assets, net	6,375	7,427
Goodwill	32,202	32,202
Prepaid marketing expenses and other	4,895	5,980

Total assets	$161,227	$170,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,481	$58,177
Accrued compensation	4,532	3,426
Accrued marketing expenses	3,492	3,382
Other current liabilities	1,585	1,751
Current portion of long-term debt obligations	1,981	2,029

Total current liabilities	64,071	68,765
Long-term debt obligations, less current portion	1,797	2,685
Deferred income taxes	945	945
Other long-term liabilities	1,754	1,897
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 93,221,630 and 92,904,652 shares issued and outstanding	837,462	833,589
Accumulated other comprehensive loss	(1)	(3)
Accumulated deficit	(744,801)	(737,315)

Total stockholders’ equity	92,660	96,271

Total liabilities and stockholders’ equity	$161,227	$170,563

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 2, 2006	July 3, 2005
Operating Activities:
Net loss	$(7,486)	$(9,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,006	2,706
Amortization of marketing and sales agreements	1,145	1,145
Amortization of intangible assets	1,061	1,553
Stock-based compensation	3,256	1,253
Other	13	100
Changes in:
Accounts receivable	(2,772)	2,021
Inventories	3,312	(591)
Prepaid marketing expenses and other current assets	364	(306)
Accounts payable, accrued expenses, and other liabilities	(4,789)	(1,711)

Net cash used in operating activities	(2,890)	(3,129)

Investing Activities:
Purchases of marketable securities	(12,906)	(33,477)
Sales and maturities of marketable securities	15,300	15,325
Purchases of fixed assets	(3,326)	(2,374)

Net cash used in investing activities	(932)	(20,526)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	617	1,101
Proceeds from private placement financing, net of issuance costs	—	25,961
Proceeds from term loan, line of credit and asset financings	—	1,000
Principal payments on capital lease and term loan obligations	(1,174)	(712)

Net cash provided by (used in) financing activities	(557)	27,350

Net increase (decrease) in cash and cash equivalents	(4,379)	3,695
Cash and cash equivalents at beginning of period	20,291	15,491

Cash and cash equivalents at end of period	$15,912	$19,186

Supplemental Cash Flow Information:
Equipment acquired in capital lease agreements	$238	$—

Cash paid during the period for interest	$196	$118

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

We operate using a 52/53-week retail calendar year, with each of the fiscal quarters in a 52-week fiscal year representing a 13-week period. Fiscal years 2006 and 2005 are 52-week years.

3.	Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates include, but are not limited to, revenue recognition, inventories, goodwill and intangible assets, stock-based compensation, and commitments and contingencies. Actual results could differ from our estimates, and these estimates could be material.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

4.	Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, warrants, and our employee stock purchase plan are not included in the calculation of diluted net loss per share as their effects are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(2,193)	$(4,305)	$(7,486)	$(9,299)

Denominator:
Weighted average shares outstanding used in computation of basic and diluted net loss per share	93,136,203	92,228,222	93,052,927	88,857,994

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.08)	$(0.10)

At July 2, 2006 and July 3, 2005 there were 17,355,583 and 16,050,881 shares, respectively, of common stock subject to outstanding stock options and 615,000 shares of common stock subject to warrants in each period that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

5.	Stock-Based Compensation

Stock-Based Benefit Plans

1998 Stock Plan - Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), our board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of drugstore.com. Options to purchase 15,764,528 shares of common stock were outstanding under the 1998 Stock Plan at January 1, 2006 and 855,600 and 2,980,315 options to purchase common shares were granted during the three- and six-month periods ended July 2, 2006, respectively, in connection with our annual employee stock option grants and new hire grants. Options under this plan generally vest as follows: 20% of the shares vest during the first six months and the remaining 80% vest quarterly over the subsequent 42 months. Option grants are approved by the board of directors, generally have exercise prices equal to the fair market value of the common stock on the date of grant and expire 10 years from the date of grant.

1999 Employee Stock Purchase Plan - Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees may purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period. During the six-month period ended July 2, 2006, employees purchased 51,420 shares of our common stock under the 1999 ESPP in exchange for approximately $141,000, and during the six-month period ended July 3, 2005, employees purchased 71,179 shares of common stock under the 1999 ESPP in exchange for approximately $157,000. No shares were purchased during the three-month periods ended July 2, 2006 and July 3, 2005.

Adoption of FASB Statement No. 123 (revised 2004)

Prior to January 2, 2006, we accounted for the 1998 Stock Plan and the 1999 ESPP under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-based Compensation (FAS 123). Under APB 25, no compensation expense was recognized when the exercise price of employee stock options equaled the fair value of the underlying stock on the date of grant. Deferred stock-based compensation was recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock on the date of grant. Deferred stock-based compensation totaling $2.0 million, which was being amortized over the vesting period of the underlying options using the multiple-option approach, was reversed against stockholders’ equity on January 2, 2006 upon adoption of FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R).

Effective January 2, 2006, we adopted the fair value recognition provisions of FAS 123R, using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under the modified-prospective-transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123, recognized over the vesting period of the underlying options using the multiple-option approach, (b) compensation cost for all share-based payments granted subsequent to January 2, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R, recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the 1999 ESPP, which is based on the fair value estimated in accordance with the provisions of FAS 123R and is not considered material to our overall financial statements. In accordance with the modified-prospective-transition method, results for the three and six-month periods ended July 3, 2005 have not been restated to reflect, and do not include, the impact of FAS 123R.

Determining Fair Value

We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used for the three- and six-month periods ended July 2, 2006 and July 3, 2005:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Expected volatility	80%	82%	80%	83%
Expected term (in years)	6.0	3.2	6.0	3.2
Risk-free interest rate	5.1%	3.7%	4.4%	3.9%
Expected dividend	0%	0%	0%	0%
Weighted-average fair value	$2.07	$1.70	$2.10	$1.58

Our computation of expected volatility for the first and second quarter of 2006 is based on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Prior to 2006, our computation of expected volatility was based on our historical volatility. Our expected life in 2006 was calculated using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which results in a six-year expected term. Prior to 2006, our computation of expected life was based on vesting schedules and historical experience of options exercised. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards do not correspond with the terms for which interest rates are quoted, we average the periods to determine the rate from the available term maturities. A dividend yield of 0% was considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we considered historical voluntary termination behavior, in addition to analyzing actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. An estimated forfeiture rate of approximately 30% is applied to non-management and management employee subgroups based on the weighted average termination behavior of those subgroups. A forfeiture rate of 0% is applied to our chief executive officer, board members, and non-employees. Prior to the adoption of FAS 123R, we recognized the impact of forfeitures when they occurred.

Stock Compensation Expense

We recognized stock-based compensation totaling $1.6 million and $3.3 million for the three- and six-month periods ended July 2, 2006 under FAS 123R. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Prior to January 2, 2006, we recognized stock-based compensation under the provisions of APB 25 and FAS 123 for options granted with exercise prices below market value on the date of grant, options and warrants issued to non-employees for services, and modifications to existing option grants. As a result of adopting FAS 123R on January 2, 2006, our net loss for the three- and six-month periods ended July 2, 2006 increased by $1.3 million and $2.8 million, and our net loss per share increased by $0.01 and $0.03, respectively, which includes $0.3 million and $0.5 million of stock-based compensation for the three- and six-month periods ended July 2, 2006 that would have been recognized if we had continued to account for stock-based compensation under previous methods. Compensation expense under the previous methods for the three- and six-month periods ended July 3, 2005 totaled $405,000 and $1.3 million, respectively.

The following table summarizes stock-based compensation by operating function recorded in the Statement of Operations:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Fulfillment and order processing	$154	$—	$375	$—
Marketing and sales	257	16	581	159
Technology and content	262	1	534	5
General and administrative	880	388	1,766	1,089

Total	$1,553	$405	$3,256	$1,253

As of July 2, 2006, the total compensation cost related to unvested options granted to employees under our 1998 Stock Plan totaled $9.6 million, net of estimated forfeitures of approximately $5.2 million. This cost will be amortized on a straight-line basis over a weighted-average period of 3.6 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

The following table summarizes activity under our 1998 Stock Plan:

	Number of Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	15,764,528	$3.84
Options granted	2,124,715	$2.97
Options exercised	(54,814)	$2.12
Options forfeited	(514,721)	$3.85

Outstanding at April 2, 2006	17,319,708	$3.74	8.01	$5,123

Options granted	855,600	$2.88
Options exercised	(210,744)	$1.74
Options forfeited	(608,981)	$3.80

Outstanding at July 2, 2006	17,355,583	$3.72	7.87	$4,010

Vested and expected to vest at July 2, 2006	13,362,914	$3.93	7.58	$3,740

Exercisable at July 2, 2006	7,553,238	$4.60	6.64	$3,268

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the 6.5 million shares subject to options that were in-the-money at July 2, 2006 (i.e., with an exercise price of $2.90 or less).

Pro-forma Disclosures

The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of FAS 123 to options granted under our 1998 Stock Plan and our 1999 ESPP for all periods presented prior to January 2, 2006 (in thousands, except share and per share data):

	Three Months Ended July 3, 2005	Six Months Ended July 3, 2005
Net loss, as reported	$(4,305)	$(9,299)
Add: Stock-based compensation, as reported	405	1,253
Deduct: Total stock-based compensation determined using the fair value method under FAS 123 for all awards	(2,267)	(4,487)

Pro forma net loss	$(6,167)	$(12,533)

Basic and diluted net loss per share – as reported	$(0.05)	$(0.10)

Basic and diluted net loss per share – pro forma	$(0.07)	$(0.14)

Pro-forma disclosure for the three- and six-month periods ended July 2, 2006 is not presented because stock-based payments were accounted for under FAS 123R’s fair-value method during those periods.

6.	Line of Credit

In March 2006, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $7.5 million, which accrue interest at the prime rate. The revolving line of credit has a maturity date of one year from the date of advance. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. No amounts had been borrowed on the line of credit as of July 2, 2006.

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

We have approved a settlement agreement and related agreements, which set forth the terms of a settlement between drugstore.com, the plaintiff class and the vast majority of the other issuer defendants or, in the case of bankrupt issuers, their directors and officers. Among other provisions, the settlement agreement provides for a release of drugstore.com and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to the plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. We anticipate that any potential financial obligation of drugstore.com to the plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance, and we have already satisfied our deductible. We are currently not aware of any material limitations from our insurance carriers on the expected recovery of any potential financial obligation to the plaintiffs. Our carriers are solvent and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us other than our deductible. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from drugstore.com’s insurance carriers should arise, drugstore.com’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.

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

Stockholder Derivative Action. The stockholder derivative action brought against certain of our present and former officers and directors in King County Superior Court has been dismissed with prejudice. This lawsuit, which was a consolidation of two cases filed in King County, Washington on August 13, 2004, sought damages for alleged breaches of fiduciary duties by the defendants. On July 14, 2006, the Superior Court Judge granted the motion to dismiss filed by the outside director defendants. The Superior Court Judge also denied plaintiffs’ request for leave to file an amended complaint, effectively ending this action. Plaintiffs will have until August 14, 2006 to file a notice of appeal in the Washington Court of Appeals. With this dismissal, we have obtained dismissal of all federal and state securities litigation brought against us in 2004.

Other. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition or operating results.

8.	Segment Information

We have four reporting segments: over-the-counter (OTC), mail-order pharmacy, local pick-up pharmacy, and vision. The OTC segment is comprised of the sales and related costs of selling all non-prescription products through our websites, customized nutritional supplement programs through CNS, and net sales of consignment products. Before December 31, 2005, all sales of customized vitamins through CNS were recognized on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances. On December 31, 2005, we entered into a fulfillment agreement with Weil Lifestyle, LLC (Weil). Under the terms of the new agreement, we recognize on a net basis the revenue associated with the fulfillment of customized vitamins sold through Weil. Until November 9, 2005, the OTC segment also included wholesale OTC net sales and fulfillment fees generated through our agreement with Amazon.com, Inc., which we terminated effective November 9, 2005. The mail-order pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website for mail-order delivery. The local pick-up pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website and the RiteAid.com website for pick-up at a local Rite Aid store. Our vision segment is comprised of sales and the related costs of selling contact lenses through Vision Direct. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume).

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Over-the-Counter (OTC):
Net sales	$47,254	$43,130	$96,260	$87,639
Cost of sales	32,633	30,987	67,296	63,502
Variable order costs (a)	4,385	4,330	8,713	9,047

Contribution margin (b)	$10,236	$7,813	$20,251	$15,090

Mail-Order Pharmacy:
Net sales	$17,405	$18,416	$35,705	$36,369
Cost of sales	14,968	15,933	30,813	31,454
Variable order costs (a)	1,588	1,670	3,190	3,420

Contribution margin (b)	$849	$813	$1,702	$1,495

Local Pick-Up Pharmacy:
Net sales (c)	$25,329	$23,953	$49,542	$48,929
Cost of sales	22,721	21,262	44,309	43,180
Variable order costs (a)	1,038	1,020	2,030	2,074

Contribution margin (b)	$1,570	$1,671	$3,203	$3,675

Vision:
Net sales	$12,448	$11,393	$25,038	$23,528
Cost of sales	9,623	8,854	19,416	18,236
Variable order costs (a)	648	651	1,309	1,377

Contribution margin (b)	$2,177	$1,888	$4,313	$3,915

Consolidated:
Net sales	$102,436	$96,892	$206,545	$196,465
Cost of sales	79,945	77,036	161,834	156,372
Variable order costs (a)	7,659	7,671	15,242	15,918

Consolidated contribution margin (b)	$14,832	$12,185	$29,469	$24,175

Less:
Fixed fulfillment and order processing (d)	$2,581	$2,352	$5,194	$5,025
Marketing and sales (e)	6,321	6,381	15,279	12,709
Technology and content	4,003	3,034	7,945	5,966
General and administrative	4,025	4,311	8,319	8,740
Amortization of intangible assets	531	752	1,061	1,553

Operating loss	$(2,629)	$(4,645)	$(8,329)	$(9,818)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees, and royalty costs that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation and fixed overhead costs.

(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of goods sold and the incremental (variable) fulfillment and order processing costs of delivering orders to our customers and royalty costs.

(c)	Net sales in our local pick-up pharmacy segment include co-payments totaling $5.6 million and $5.3 million for the three-month periods ended July 2, 2006 and July 3, 2005, respectively, and $11.1 million and $10.8 million for the six-month periods ended July 2, 2006 and July 3, 3005, respectively.

(d)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

(e)	These amounts exclude royalty expenses of $1,000 and $657,000 for the three-month periods ended July 2, 2006 and July 3, 2005, respectively, and $20,000 and $1.3 million for the six-month periods ended July 2, 2006 and July 3, 2005, respectively, that are included in variable costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Over-the-counter (OTC). Our OTC segment includes all non-prescription products sold online or over the telephone through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com and www.lensquest.com, and customized nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. Before December 31, 2005, we recognized all sales of customized vitamins through CNS on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances. On December 31, 2005, we entered into a fulfillment agreement with Weil Lifestyle, LLC, or Weil. Under the terms of the new agreement, which replaced our previous agreement with Weil, we recognize on a net basis the revenue associated with the fulfillment of customized vitamins sold through Weil. Until November 9, 2005, our OTC segment also included product revenues and fulfillment fees received under our wholesale OTC fulfillment agreement with Amazon.com, Inc., under which we acted as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. Effective November 9, 2005, we terminated this agreement. The change in the terms of our agreement with Weil, which led us to recognize revenue on a net basis for the substantial majority of our 2006 CNS revenue, and the termination of the Amazon.com wholesale OTC agreement make it more difficult to provide a meaningful year-over-year comparison. Accordingly, in this quarterly report we refer to our “core OTC” net sales, which is a non-GAAP measure that excludes from OTC net sales wholesale OTC net sales of $1.8 million and $4.4 million for the three- and six-month periods ended July 3, 2005, and CNS net sales of $612,000 and $1.3 million for the three- and six-month periods ended July 2, 2006, and $1.8 million and $3.8 million for the for the three- and six-month periods ended July 3, 2005. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items, which encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. In 2006, we continue to focus on improving website conversion, refining our personalization efforts for our website and promotional e-mails, and maximizing the profitability of each order.

•	Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online or over the telephone through the www.drugstore.com web store and delivered to customers through our mail-order facility. We procure our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to and serve both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription fulfillment services for pharmacy benefit management companies, or PBMs, and third-party benefits companies. In this segment, we focus our marketing efforts on establishing broader relationships with PBMs and maximizing growth in our cash prescription business. We also sell advertising on our pharmacy site, to monetize its more than one million unique visitors per month. We anticipate that continued growth in this segment in 2006 will substantially depend on our ability to grow prescription volumes through these efforts and our ability to broaden our source of revenue. We anticipate that our decision not to participate in the low-margin Medicare Part D prescription drug benefit program offered by the U.S. government will continue to negatively impact our growth but have a favorable impact on our gross margin.

•	Local Pick-Up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills sold online or over the telephone through the www.drugstore.com web store or the www.RiteAid.com web store (which is powered by the www.drugstore.com web store) and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and e-mail refill reminders. In 2006, we anticipate that net sales in the local pick-up pharmacy segment will not be a source of growth, as we focus the majority of our marketing efforts on our core OTC segment.

•	Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2006, we are focusing on a strategy of balancing customer acquisition with net margin in order to maximize our profits, rather than focusing exclusively on growth.

2006 Highlights. During late 2005 and the first half of 2006, we performed a strategic review of each of our business segments to evaluate the profitability of each customer order and partnership. As a result of this analysis, we eliminated or adjusted the price on several thousand OTC SKUs and reduced the amount of our net shipping costs by revising our shipping policies, introducing weight- and location-based surcharges for certain customer orders and negotiating lower shipping rates from our primary shipping carrier. In addition, we terminated our low-margin wholesale OTC fulfillment agreement with Amazon.com, renegotiated the terms of our Weil agreement, terminated several unprofitable agreements with third-party prescription benefit providers, and decided not to participate in the low-margin Medicare Part D prescription drug program. We are also exiting an unprofitable PBM relationship in the second half of 2006. These profitability initiatives have resulted in improved OTC gross margins, which increased by 260 basis points, to 30.1%, and total gross margins, which increased by 120 basis points, to 21.6%, for the six-month period ended July 2, 2006 as compared to the six-month period ended July 3, 2005. Our contribution margins were also positively impacted by these initiatives, increasing year-over-year to $29.5 million, or 22%, for the first six months of 2006, primarily as a result of improved OTC contribution margins, which increased year-over-year by $5.2 million, or 34%, for the first six months of 2006. Although these profitability initiatives resulted in loss of revenue (albeit revenue from unprofitable business), we continued to achieve year-over-year revenue growth, primarily in our OTC segment, with OTC net sales increasing by $8.6 million, or 10%, and core OTC net sales increasing by $15.5 million, or 20%, for the first six months of 2006 compared to the same period in 2005.

Revenues. We generate revenue primarily from product sales and shipping fees. For the three-month period ended July 2, 2006, we reported consolidated total net sales of $102.4 million, which reflected a $5.5 million, or 6%, increase over the three-month period ended July 3, 2005. For the six-month period ended July 2, 2006, we reported consolidated net sales of $206.5 million, which reflected a $10.1 million, or 5%, increase over the six-month period ended July 3, 2005. Our net sales growth was driven by a 7% year-over-year increase in total order volume for the second quarter of 2006, to 1.3 million orders, and a 5% year-over-year increase in total order volume for the first six months of 2006, to 2.7 million orders. Our average net sales per order declined slightly to $77 for the second quarter of 2006, from $78 in the second quarter of 2005, and our average net sales per order remained consistent year-over-year at $77 for the first six months of 2006. Our revenues benefited from strong growth in our OTC segment, in which net sales grew by 10% year-over-year for the three- and six-month periods ended July 2, 2006. Core OTC net sales (excluding wholesale and CNS) grew by 18% and 20% year-over-year for the three- and six-month periods ended July 2, 2006. Net sales in our vision segment grew year-over-year by $1.1 million, or 9%, for the second quarter of 2006 and $1.5 million, or 6%, for the first six months of 2006. Net sales in our local pick-up pharmacy segment grew year-over-year by $1.4 million, or 6%, for the second quarter of 2006 and $613,000, or 1%, for the first six months of 2006. These increases were partially offset by a year-over-year decrease in mail-order pharmacy net sales of $1.0 million, or 6%, for the second quarter of 2006 and $664,000, or 2%, for the first six months of 2006.

Expenses. Our operating expenses, including cost of goods sold, decreased as a percentage of net sales to 103% for the second quarter of 2006, from 105% in the second quarter of 2005, and decreased year-over-year to 104% of net sales for the first six months of 2006, from 105% in the first six months of 2005. The decrease for the three- and six-month periods ended July 2, 2006 resulted from a decrease in our cost of goods sold as a percentage of net sales, reflecting both a favorable shift in our product mix and significant improvement in OTC margins due to the success of the profitability initiatives described above. Our marketing expenses for the second quarter of 2006 decreased as a percentage of net sales as a result of the conclusion of our brand campaign in the first quarter of 2006, but increased year-over-year for the first six months of 2006 because the brand campaign costs in the six-month period ended July 2, 2006 exceeded the costs in the same period in 2005. Our general and administrative expenses also decreased year-over-year as a percentage of net sales for the second quarter of 2006 and the first six months of 2006. These declines were partially offset by an increase in technology and content expenses as a percentage of net sales for the second quarter of 2006 and the first six months of 2006, as a result of ongoing enhancements to our IT infrastructure. During the first quarter of 2006, we adopted the provisions of Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which requires the recognition of the fair value of stock-based compensation. As a result, we recognized $1.2 million and $2.0 million, or 1% of net sales, of additional stock-based compensation under FAS 123R in the three- and six-month periods ended July 2, 2006.

Net Loss; Cash Position. Our net loss decreased by $2.1 million to $2.2 million for the second quarter of 2006, compared to $4.3 million for the second quarter of 2005, and decreased by $1.8 million to $7.5 million for the first six months of 2006, compared to $9.3 million for the first six months of 2005. We ended the second quarter of 2006 with $39.7 million in cash, cash equivalents and marketable securities, compared to $46.5 million at January 1, 2006 and $56.0 million at July 3, 2005. This balance reflects the use in the first six months of 2006 of $2.9 million to fund operating activities, $3.3 million for capital expenditures, and $1.2 million to repay debt obligations, offset by proceeds of $617,000 from the exercise of employee stock options and purchases under our employee stock purchase plan.

Significant Accounting Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. Additional information about our significant accounting policies is included in Note 1 of our consolidated financial statements included in Part I of our annual report on Form 10-K for the fiscal year ended January 1, 2006. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition and results of operations.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

Revenues from sales of OTC (other than Weil-related CNS sales, as described below), mail-order pharmacy and vision products are recorded net of promotional discounts, cancellations, rebates and returns allowances. Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price or fee earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Return allowances, which reduce product sales by our estimate of expected product returns, are estimated using historical experience. Historically, product returns and differences between our estimates and actual returns have not been significant.

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

Stock-Based Compensation

Effective January 2, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under the modified-prospective-transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123, recognized over the vesting period of the underlying options using the multiple-option approach, (b) compensation cost for all share-based payments granted subsequent to January 2, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R, recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the 1999 ESPP, which is based on the fair value estimated in accordance with the provisions of FAS 123R and is not considered material to our overall consolidated financial statements. In accordance with the modified-prospective-transition method, results for the three- and six-month periods ended July 3, 2005 have not been restated to reflect, and do not include, the impact of FAS 123R. Prior year amounts have been reclassified to conform to the current year presentation.

We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Our computation of expected volatility is based on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Our computation of expected life is determined using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107. Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which results in a six-year expected term. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards do not correspond with the terms for which interest rates are quoted, we average the periods to determine the rate from the available term maturities. A dividend yield of 0% is considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we consider historical voluntary termination behavior in addition to analyzing actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. An estimated forfeiture rate of approximately 30% is applied to non-management and management employee subgroups based on the weighted average termination behavior of those subgroups. A forfeiture rate of 0% is applied to our chief executive officer, board members, and non-employees. Prior to the adoption of FAS 123R, we recognized the impact of forfeitures when they occurred.

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

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	(in thousands, except per order data)			(in thousands, except per order data)
Total net sales	$102,436	5.7%	$96,892	$206,545	5.1%	$196,465
Total customer orders shipped	1,322	6.8%	1,238	2,670	5.3%	2,535
Average net sales per order	$77	-1.3%	$78	$77	—	$77

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Net sales also include consignment service fees earned from our arrangement with GNC, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are recorded on a net basis and constitute approximately 1% of total net sales in each period presented. Included in net sales in 2005 are fulfillment fees and product revenue from our wholesale OTC fulfillment agreement with Amazon.com, which was terminated in November 2005. Also included in net sales in 2005 and 2006 are sales of customized nutritional supplements sold through CNS, which effective December 31, 2005, are now primarily recorded on a net basis under our fulfillment agreement with Weil. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, the co-payment is billed to the customer’s credit card and the remainder of the prescription price is billed to insurance. Sales of pharmaceutical products covered by insurance are recorded as the sum of the amounts received from the customer and the third party. Sales made to Amazon.com under our wholesale OTC fulfillment agreement were billed directly to Amazon.com and recorded at the gross amount received from Amazon.com.

Total net sales increased year-over year as a result of a 7% increase in order volume for the three-month period ended July 2, 2006 and a 5% increase in order volume for the six-month period ended July 2, 2006, primarily driven by growth in our OTC segment. Revenues from repeat customers increased year-over-year to 82% for the three-month period ended July 2, 2006, compared to 80% for the three-month period ended July 3, 2005, and increased year-over-year to 82% for the six-month period ended July 2, 2006, compared to 79% for the six-month period ended July 3, 2005.

OTC Net Sales

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	(in thousands, except per order data)			(in thousands, except per order data)
OTC net sales	$47,254	9.6%	$43,130	$96,260	9.8%	$87,639
Segmented net sales information:
% of total net sales from OTC	46.1%		44.5%	46.6%		44.6%
Average net sales per order	$56	-1.8%	$57	$56	-1.8%	$57

Net sales in our OTC segment increased year-over-year for the three-month period ended July 2, 2006, as a result of an increase in order volume. Excluding CNS net sales of $612,000 for the second quarter of 2006 and $1.8 million for the second quarter of 2005, and wholesale OTC net sales and fulfillment fees of $1.8 million for the second quarter of 2005, our core OTC net sales increased by 18% year-over-year to $46.6 million for the three-month period ended July 2, 2006. The number of orders in our OTC segment grew year-over-year by 12% to 842,000 for the second quarter of 2006, compared to 754,000 for the second quarter of 2005. Average net sales per order for the second quarter of 2006 declined year-over-year to $56, from $57.

Net sales in our OTC segment increased year-over-year by $8.6 million for the six-month period ended July 2, 2006, as a result of an increase in order volume. Excluding CNS net sales of $1.3 million for the six-month period ended July 2, 2006 and $3.8 million for the same period in 2005, and wholesale OTC net sales and fulfillment fees of $4.4 million for the six-month period ended July 3, 2005, our core OTC net sales increased by 20% year-over-year to $95.0 million for the six-month period ended July 2, 2006. The number of orders in our OTC segment grew year-over-year by 11% to 1.7 million for the six-month period ended July 2, 2006, compared to 1.5 million for the same period in 2005. Average net sales per order for the first six months of 2006 declined year-over-year to $56, from $57.

The number of customer orders includes new and repeat orders made through the drugstore.com website and the websites of our subsidiaries, orders generated through our fulfillment agreement with Weil, and orders generated through our wholesale OTC fulfillment agreement with Amazon.com. The increase in OTC order volume was driven by increased orders from both new and repeat customers as a result of our increasing active customer base and our continued efforts to improve customer retention and conversion. Our average net sales per order declined as a result of changes made to our shipping policies, and to a lesser extent, changes in product mix. During 2006, we performed a review of the pricing and profitability of each OTC SKU, which did not result in material price changes in our OTC products individually but, in the aggregate, favorably impacted our gross margin.

Mail-Order Pharmacy Net Sales

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	(in thousands, except per order data)			(in thousands, except per order data)
Mail-order pharmacy net sales	$17,405	-5.5%	$18,416	$35,705	-1.8%	$36,369
Segmented net sales information:
% of total net sales from mail- order pharmacy	17.0%		19.0%	17.3%		18.5%
Average net sales per order	$161	11.0%	$145	$158	10.5%	$143

Net sales in our mail-order pharmacy segment decreased year-over-year for the three- and six-month periods ended July 2, 2006 as a result of decreases in order volume, partially offset by increases in average net sales per order. Average net sales per order in this segment increased year-over-year in each period as a result of selling a larger proportion of higher-priced brand-name and specialty drugs, increases in prescription prices of approximately 5% resulting from higher pharmaceutical costs, and pricing adjustments to certain SKUs resulting from our review of the pricing and profitability of our pharmaceutical SKUs. The number of orders in this segment decreased 15% year-over-year to 108,000 for the three-month period ended July 2, 2006, compared to 127,000 for the same period in 2005, and decreased 11% year-over-year to 226,000 for the six-month period ended July 2, 2006, compared to 253,000 for the same period in 2005, as a result of decreases in new and repeat orders, primarily due to our decision not to participate in the low-margin Medicare Part D prescription drug benefit program offered by the U.S. government.

Local Pick-up Pharmacy Net Sales

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	(in thousands, except per order data)			(in thousands, except per order data)
Local pick-up pharmacy net sales	$25,329	5.7%	$23,953	$49,542	1.3%	$48,929
Segmented net sales information:
% of total net sales from local pick-up pharmacy	24.7%		24.7%	24.0%		24.9%
Average net sales per order	$103	-3.7%	$107	$107	—	$107

The increase in net sales in our local pick-up pharmacy segment for the three-month period ended July 2, 2006 reflects a 9% year-over-year increase in the number of orders in this segment, to 245,000 for the second quarter of 2006 compared to 224,000 for the second quarter of 2005, as a result of an increase in orders from existing customers. This increase is partially offset by a decrease in average net sales per order resulting primarily from a 7% decline year-over-year in the number of prescriptions filled per order. The increase in net sales for the six-month period ended July 2, 2006 reflects a 1% year-over-year increase in the number of orders in this segment, to 462,000 for the first six months of 2006 compared to 458,000 in the first six months of 2005, as a result of increases in orders from existing customers. Average net sales per order remained consistent at $107 for the six-month periods ended July 2,

2006 and July 3, 2005. Orders in this segment are driven by Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and e-mail refill reminders.

Vision Net Sales

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	(in thousands, except per order data)			(in thousands, except per order data)
Vision net sales	$12,448	9.3%	$11,393	$25,038	6.4%	$23,528
Segmented net sales information:
% of total net sales from vision	12.2%		11.8%	12.1%		12.0%
Average net sales per order	$90	9.8%	$82	$88	7.3%	$82

Net sales in our vision segment increased year-over-year in the three- and six-month periods ended July 2, 2006 as a result of an increase in average net sales per order driven primarily by selling a greater proportion of higher-priced, newer-technology contact lenses, and to a lesser extent, an increase in the average number of items per order and price increases for certain SKUs (none of which were individually material). The number of orders in this segment decreased slightly to 138,000 in the second quarter of 2006, compared to 139,000 in the second quarter of 2005, and decreased to 283,000 in the first six months of 2006, compared to 286,000 in the first six months of 2005, as a result of decreases in orders from new customers.

Customer Data

Approximately 297,000 new customers placed orders during the second quarter of 2006, increasing our total customer base to approximately 7.8 million customers since inception. Orders from repeat customers as a percentage of total orders increased year-over-year to 76% and 75% for the three- and six-month periods ended July 2, 2006, compared to 72% and 71% for the same periods in 2005, as a result of an increase in our trailing 12-month active customer base. The year-over-year increase in orders from repeat customers as a percentage of total orders in 2006 primarily resulted from improved customer retention and increased order frequency and, to a lesser extent, the inclusion of 66,000 and 150,000 wholesale OTC orders for the three- and six-month periods ended July 3, 2005, compared to no orders in 2006. OTC wholesale orders and Weil-related orders (after December 31, 2005) are included in the number of total orders but are considered neither repeat nor new orders for calculating repeat orders as a percentage of total orders.

Cost of Sales

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	($ in thousands)			($ in thousands)
Cost of sales	$79,945	3.8%	$77,036	$161,834	3.5%	$156,372
Percent of total net sales	78.0%		79.5%	78.4%		79.6%

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

Total cost of sales increased in absolute dollars in the three- and six-month periods ended July 2, 2006, compared to the three- and six-month periods ended July 3, 2005, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales decreased in both periods year-over-year primarily as a result of lower net shipping costs we absorbed, a larger proportion of net sales in our OTC segment, which is our highest-margin segment, and improved margins resulting from our operational initiatives, including the review of pricing and profitability of our OTC SKUs.

Our revenues from shipping charges to customers are included in net sales and were $3.3 million and $6.7 million for the three- and six-month periods ended July 2, 2006, compared to $2.5 million and $5.2 million for the three- and six-month periods ended July 3, 2005. Outbound shipping costs are included in cost of sales and were $5.0 million and $10.5 million for the three- and six-month periods ended July 2, 2006, compared to $4.7 million and $10.4 million for the three- and six-month periods ended July 3, 2005. As part of our profitability initiatives, we continue to make pricing adjustments to our shipping policies to reduce our net shipping costs.

Initiatives we have implemented include eliminating free 3-day shipping on orders of $99 or more, adding shipping surcharges for shipments to Alaska, Hawaii, U.S. Territories, and APO/FPO military addresses, adding a weight-based shipping surcharge for orders over 20 pounds, and securing a lower contractual rate from one of our shipping carriers. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	($ in thousands)			($ in thousands)
OTC cost of sales	$32,633	5.3%	$30,987	$67,296	6.0%	$63,502
Segmented cost of sales information:
OTC cost of sales as a % of OTC net sales	69.1%		71.8%	69.9%		72.5%

Cost of sales in our OTC segment increased year-over-year in absolute dollars in the three- and six-month periods ended July 2, 2006 as a result of increased order volume. Cost of sales as a percentage of net sales in this segment decreased in both periods year-over-year primarily as a result of lower per-order net shipping costs resulting from changes in our shipping policies and, to a lesser extent, improved margins from our operational initiatives, including the review of pricing and profitability of each of our OTC SKUs.

Mail-Order Pharmacy Cost of Sales

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	($ in thousands)			($ in thousands)
Mail-order pharmacy cost of sales	$14,968	-6.1%	$15,933	$30,813	-2.0%	$31,454
Segmented cost of sales information:
Mail-order pharmacy cost of sales as a % of mail-order pharmacy net sales	86.0%		86.5%	86.3%		86.5%

Cost of sales in our mail-order pharmacy segment decreased year-over-year in absolute dollars in the three- and six-month periods ended July 2, 2006 as a result of a decrease in order volume. Cost of sales as a percentage of net sales in this segment decreased slightly in both periods year-over-year as a result of a decrease in the number of lower-margin insurance reimbursed orders and improved margins from our review of pricing and profitability of pharmaceutical SKUs.

Local Pick-up Pharmacy Cost of Sales

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	($ in thousands)			($ in thousands)
Local pick-up pharmacy cost of sales	$22,721	6.9%	$21,262	$44,309	2.6%	$43,180
Segmented cost of sales information:
Local pick-up cost of sales as a % of local pick-up pharmacy net sales	89.7%		88.8%	89.4%		88.3%

Cost of sales in our local pick-up pharmacy segment increased year-over-year in absolute dollars for the three-month period ended July 2, 2006, as a result of an increase in order volume, partially offset by a decrease in per-order product costs resulting from lower average net sales per order. Cost of sales in this segment increased year-over-year in absolute dollars for the six-month period ended July 2, 2006, as a result of an increase in per-order product costs resulting from a higher average net sales per order, and to a lesser extent, a slight increase in order volume. Cost of sales as a percentage of net sales for the three- and six-month periods ended July 2, 2006 increased year-over-year as a result of lower contractual reimbursement rates from insurance plans.

Vision Cost of Sales

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	($ in thousands)			($ in thousands)
Vision cost of sales	$9,623	8.7%	$8,854	$19,416	6.5%	$18,236
Segmented cost of sales information:
Vision cost of sales as a % of vision net sales	77.3%		77.7%	77.5%		77.5%

Cost of sales in our vision segment increased year-over-year in absolute dollars for the three- and six-month periods ended July 2, 2006 primarily as a result of a shift in product mix to sales of higher cost, newer-technology contact lenses. Cost of sales in this segment as a percentage of net sales decreased year-over-year for the three-month period ended July 2, 2006 as a result of lower per-order shipping costs, and remained flat for the six-month period ended July 2, 2006.

Fulfillment and Order Processing Expenses

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	($ in thousands)			($ in thousands)
Fulfillment and order processing expenses	$10,239	9.3%	$9,366	$20,416	3.9%	$19,651
Percentage of net sales	10.0%		9.7%	9.9%		10.0%

Fulfillment and order processing expenses include expenses related to payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid for prescriptions ordered through the drugstore.com website and picked up at a Rite Aid store, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center and call center facilities. Variable fulfillment costs represent the incremental (variable) costs of fulfilling, processing and delivering the order that are variable based on sales volume.

Fulfillment and order processing expenses for the three-month period ended July 2, 2006 were comprised of $7.6 million of variable costs and $2.6 million of fixed costs, compared to $7.0 million of variable costs and $2.4 million of fixed costs for the three-month period ended July 3, 2005. Variable fulfillment and order processing expenses increased year-over-year for the second quarter of 2006 primarily as a result of a 12% increase in order volume in our OTC segment and increased per-order labor costs in our mail-order pharmacy segment primarily due to the costs of consolidating customer care activities in our Halifax, Nova Scotia location, partially offset by a decrease in order volume in our mail-order pharmacy segment. Fixed fulfillment and order processing expenses increased year-over-year for the second quarter 2006 primarily as a result of increased personnel costs of $164,000 and increased stock-based compensation expense of $154,000 resulting from the adoption of FAS 123R, partially offset by a decrease in depreciation expense and other operating costs. Fulfillment and order processing expenses as a percentage of net sales increased year-over-year for the second quarter of 2006 as a result of increased fixed fulfillment labor costs and stock-based compensation costs.

Fulfillment and order processing expenses for the six-month period ended July 2, 2006 were comprised of $15.2 million of variable costs and $5.2 million of fixed costs, compared to $14.7 million of variable costs and $5.0 million of fixed costs for the six-month period ended July 3, 2005. Variable fulfillment and order processing expenses increased year-over-year for the first six months of 2006 primarily as a result of an 11% increase in order volume in our OTC segment, partially offset by a decrease in per-order OTC variable costs and an 11% decrease in order volume in our mail-order pharmacy segment. Fixed fulfillment and order processing expenses increased year-over-year for the first six months of 2006 primarily as a result of increased personnel costs of $445,000 and increased stock-based compensation expense of $375,000 resulting from the adoption of FAS 123R, partially offset by a decrease in depreciation expense of $616,000 for assets fully depreciated in 2005. Fulfillment and order processing expenses as a percentage of net sales decreased slightly year-over-year for the first six months of 2006 as greater order volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expenses

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	($ in thousands)			($ in thousands)
Marketing and sales expenses	$6,322	-10.2%	$7,038	$15,299	9.3%	$14,001
Percentage of net sales	6.2%		7.3%	7.4%		7.1%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts. In addition, marketing and sales expense include CNS-related royalties, which were reduced as a result of our new fulfillment agreement with Weil, of $1,000 and $20,000 for the three- and six-month periods ended July 2, 2006 and $657,000 and $1.3 million for the three- and six-month periods ended July 3, 2005. Advertising and promotional costs were $4.1 million and $10.8 million for the three- and six-month periods ended July 2, 2006, compared to $5.4 million and $10.4 million for the three- and six-month periods ended July 3, 2005.

Marketing and sales expenses decreased year-over-year both in absolute dollars and as a percentage of net sales for the three-month period ended July 2, 2006 primarily due to a decrease of $788,000 in brand advertising as we concluded our brand advertising campaign in the first quarter of 2006, and a decrease in royalties of $656,000, partially offset by an increase in stock-based compensation expense of $241,000 under FAS 123R, increased professional fees and increased advertising and promotional costs. Marketing and sales expenses increased year-over-year both in absolute dollars and as a percentage of net sales for the six-month period ended July 2, 2006, primarily due to brand advertising campaign and personalization initiative costs of $2.1 million for the first six months of 2006, compared to $1.0 million for the same period in 2005, an increase of $1.1 million in advertising and promotional costs and professional fees, and an increase of $422,000in stock compensation expense, partially offset by a decrease of $1.3 million in royalty expenses. Marketing and sales dollars per new customer decreased in the second quarter of 2006 to $21, compared to $25 in the second quarter of 2005, and increased slightly in the first six months of 2006 to $25, from $24 for the same period in 2005.

Technology and Content Expenses

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	($ in thousands)			($ in thousands)
Technology and content expenses	$4,003	31.9%	$3,034	$7,945	33.2%	$5,966
Percentage of net sales	3.9%		3.1%	3.8%		3.0%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining and making routine upgrades and enhancements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and website content and design expenses.

The increase in technology and content expenses in both absolute dollars and as a percentage of net sales for the three- and six-month periods ended July 2, 2006 resulted primarily from increases of $514,000 and $960,000 in depreciation costs resulting from the acquisition of software and computer equipment related to enhancements to our IT infrastructure, increases of $261,000 and $529,000 in stock-based compensation expense resulting from the adoption of FAS 123R, and increased operational costs to support our growth in our IT infrastructure.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	($ in thousands)			($ in thousands)
General and administrative expenses	$4,025	-6.6%	$4,311	$8,319	-4.8%	$8,740
Percentage of net sales	3.9%		4.4%	4.0%		4.4%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel expenses and other general corporate expenses.

The decrease in general and administrative expenses in both absolute dollars and as a percentage of net sales for the three- and six-month periods ended July 2, 2006 resulted primarily from one-time expenses incurred in 2005 related to legal settlements and moving expenses related to our relocation of our corporate headquarters, and reductions in 2006 in corporate insurance costs and utility costs, offset by increases in stock-based compensation expense resulting from the adoption of FAS 123R of $492,000 and $677,000 for the three- and six-month periods ended July 2, 2006, compared to the same period in 2005. The decrease as a percentage of net sales also resulted from our fixed corporate administrative costs being spread over more net sales.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$531	-29.4%	$752	$1,061	-31.7%	$1,553

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS, Acumins, Inc., and Vision Direct, and assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names and trademarks.

The decrease in amortization expense for the three- and six-month periods ended July 2, 2006, compared to the three- and six-month periods ended July 3, 2005, resulted from certain intangible assets being fully amortized in 2005 and 2006.

Interest Income and Expense

	Three Months Ended			Six Months Ended
	July 2, 2006	% Change	July 3, 2005	July 2, 2006	% Change	July 3, 2005
	($ in thousands)			($ in thousands)
Interest income, net	$436	28.2%	$340	$843	62.4%	$519

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Net interest income increased year-over-year for the three- and six-month periods ended July 2, 2006 as a result of receiving higher returns on cash, cash equivalents and marketable securities balances in second quarter and first six months of 2006 compared to the same period in 2005, despite a decrease in our cash, cash equivalents and marketable securities balance.

Income Taxes

There was no provision or benefit for income taxes for the three- and six-month periods ended July 2, 2006 and July 3, 2005 due to our ongoing operating losses.

Stock-Based Compensation

We recognized stock-based compensation totaling $1.6 million and $3.3 million for the three- and six-month periods ended July 2, 2006 under FAS 123R. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Prior to January 2, 2006, we recognized stock-based compensation under the provisions of APB 25 and FAS 123 for options granted with exercise prices below market value on the date of grant, options and warrants issued to non-employees for services, and modifications to existing option grants. As a result of adopting FAS 123R on January 2, 2006, our net loss for the three- and six-month periods ended July 2, 2006 increased by $1.3 million and $2.8 million, and our net loss per share increased by $0.01 and $0.03, which includes $0.3 million and $0.5 million of stock-based compensation for the three- and six-month periods ended July 2, 2006 that would have been recognized if we had continued to account for stock-based compensation under previous methods. Compensation expense under the previous methods for three- and six-month periods ended July 3, 2005 totaled $405,000 and $1.3 million. See Note 5 in our consolidated financial statements included in Part I, Item 1 of this quarterly report.

Off-Balance Sheet Transactions

We have not entered into any off-balance sheet transactions.

Liquidity and Capital Resources

We have incurred net losses of $744.8 million since inception. We believe that we may continue to incur net losses for at least the next year, and possibly longer. From our inception through July 2, 2006, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $414.3 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the six-month periods ended July 2, 2006 and July 3, 2005.

	Six Months Ended
	July 2, 2006	% Change	July 3, 2005
	($ in thousands)
Cash used in operating activities	$(2,890)	-7.6%	$(3,129)
Cash used in investing activities	$(932)	-95.5%	$(20,526)
Cash provided by (used in) financing activities	$(557)	-102.0%	$27,350
Net increase (decrease) in cash and cash equivalents	$(4,379)	N/M	$3,695

Net cash used in operating activities for the six-month period ended July 2, 2006 primarily reflects a net loss of $7.5 million, offset by non-cash activities of $8.5 million, and the use of $3.9 million in cash for operating assets and liabilities. Net cash used in operating activities for the six-month period ended July 3, 2005 primarily reflects a net loss of $9.3 million, offset by non-cash activities of $6.8 million, and the use of $0.6 million in cash for operating assets and liabilities. Net cash used in operating activities decreased in the six-month period ended July 2, 2006, compared to the six-month period ended July 3, 2005, primarily as a result of decreased purchases of inventory and a $1.8 million decrease in our net loss, partially offset by cash used to reduce accounts payable, accrued expenses and other liabilities, and increased collection of accounts receivable.

Net cash used in investing activities for the six-month periods ended July 2, 2006 and July 3, 2005 is primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, offset by the sales and maturities of marketable securities. Net cash used in investing activities decreased in the six-month period ended July 2, 2006, compared to the six-month period ended July 3, 2005, primarily as a result of decreased purchases of marketable securities.

Net cash used in financing activities for the six-month period ended July 2, 2006 was attributable to the repayment of debt obligations, offset by proceeds received from the exercise of employee stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities for the six-month period ended July 3, 2005 was attributable to $26.0 million of net proceeds received from the sale of 10.0 million shares of our common stock, cash provided from exercises of employee stock options and purchases under our employee stock purchase plan, and borrowings under our revolving bank line of credit, partially offset by payments on our debt obligations.

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

In March 2006, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $7.5 million, which accrue interest at the prime rate. The revolving line of credit has a maturity date of one year from the date of advance. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. No amounts had been borrowed on the line of credit as of July 2, 2006.

As of July 2, 2006, we did not have any future material noncancelable commitments to purchase goods or services.

We believe that our cash and marketable securities on hand plus our sources of cash will be sufficient to fund our operations and anticipated capital expenditures until we begin generating positive operating cash flow. However, any projections about our future cash needs and cash flows are subject to substantial uncertainty. As a result, we may need to raise additional monies to fund our operating activities or for strategic flexibility (if, for example, we pursue business or technology acquisitions or decide to build a new distribution center) or if our expectations regarding our operations and anticipated capital expenditures change. We have in the past and will continue to assess opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Management Outlook

For the third quarter of fiscal year 2006, we are targeting net sales in the range of $100.0 million to $102.0 million and a net loss in the range of $3.5 million to $4.2 million. For the full year of fiscal 2006, we are targeting net sales in the range of $415.0 million to $420.0 million and a net loss in the range of $13.0 million to $14.7 million.

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

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $1.9 million at July 2, 2006, and the interest rate attributable to this outstanding balance was 8.75% as of July 2, 2006. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities. As of July 2, 2006, we had $23.8 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of July 2, 2006, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to them in a timely fashion.

During the quarter ended July 2, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred net losses of $744.8 million through July 2, 2006. To date, we have not become profitable, and we may never achieve profitability. We expect to continue to incur net losses for at least the next year, and possibly longer. As a result, our stock price may decline and investors may lose all or a part of their investment in our common stock.

The information above updates and should be read in conjunction with the discussion of our risk factors contained in Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on June 7, 2006. The following matters were voted upon at the meeting:

Proposal 1: The following directors were elected:

Nominee	Votes For	Votes Withheld
Melinda French Gates	85,220,676	668,775
Dawn G. Lepore	85,764,285	125,166
Dan Levitan	80,287,502	5,601,949
G. Charles Roy, 3rd	85,668,045	221,406
William D. Savoy	85,694,946	194,505
Gregory S. Stanger	85,697,329	192,122

Proposal 2: The ratification of the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for fiscal year 2006 was approved, with 85,785,913 votes for, 63,849 against and 39,689 abstentions.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 7, 2005 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2006 (SEC File No. 000-26137)).

10.1	Separation Agreement and Release dated June 2, 2006 by and between drugstore.com, inc. and Christopher Hauser (incorporated by reference to Exhibit 10.1 to drugstore.com inc.’s Current Report on Form 8-K filed on June 5, 2006 (SEC File No. 000-26137)).

31.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert A. Barton, Vice President, Chief Financial Officer and Treasurer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert A. Barton, Vice President, Chief Financial Officer and Treasurer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ Robert A. Barton
Robert A. Barton Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 9, 2006