Form 10-Q
period 2006-10-01
DRUGSTORE COM INC
filed 2006-11-08
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒ .

As of November 3, 2006, the registrant had 94,019,837 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three and nine months ended October 1, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net sales	$100,634	$96,596	$307,179	$293,061
Costs and expenses:
Cost of sales	79,012	77,419	240,846	233,791
Fulfillment and order processing	9,979	9,774	30,395	29,425
Marketing and sales	6,517	8,803	21,816	22,804
Technology and content	4,046	3,262	11,991	9,228
General and administrative	3,591	4,085	11,910	12,825
Amortization of intangible assets	531	745	1,592	2,298

Total costs and expenses	103,676	104,088	318,550	310,371

Operating loss	(3,042)	(7,492)	(11,371)	(17,310)
Interest income, net	449	384	1,292	903

Net loss	$(2,593)	$(7,108)	$(10,079)	$(16,407)

Basic and diluted net loss per share	$(0.03)	$(0.08)	$(0.11)	$(0.18)

Weighted average shares outstanding used to compute basic and diluted net loss per share	93,488,258	92,641,952	93,198,037	90,119,313

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 1, 2006		January 1, 2006
Assets	(Unaudited	)
Current assets:
Cash and cash equivalents	$13,492		$20,291
Marketable securities	27,145		26,172
Accounts receivable, net of allowances	35,510		34,214
Inventories	21,956		23,468
Prepaid marketing expenses	2,290		2,387
Other current assets	2,069		2,583

Total current assets	102,462		109,115
Fixed assets, net	17,088		15,839
Other intangible assets, net	5,844		7,427
Goodwill	32,202		32,202
Prepaid marketing expenses and other	4,386		5,980

Total assets	$161,982		$170,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,920		$58,177
Accrued compensation	4,333		3,426
Accrued marketing expenses	2,921		3,382
Other current liabilities	1,324		1,751
Current portion of long-term debt obligations	2,908		2,029

Total current liabilities	65,406		68,765
Long-term debt obligations, less current portion	1,327		2,685
Deferred income taxes	945		945
Other long-term liabilities	1,682		1,897
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—		—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 93,688,407 and 92,904,652 shares issued and outstanding	840,002		833,589
Accumulated other comprehensive income (loss)	14		(3)
Accumulated deficit	(747,394)		(737,315)

Total stockholders’ equity	92,622		96,271

Total liabilities and stockholders’ equity	$161,982		$170,563

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Operating Activities:
Net loss	$(2,593)	$(7,108)	$(10,079)	$(16,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,494	1,165	4,500	3,871
Amortization of marketing and sales agreements	572	573	1,717	1,718
Amortization of intangible assets	531	745	1,592	2,298
Stock-based compensation	1,760	378	5,016	1,631
Other	12	—	24	100
Changes in:
Accounts receivable	1,476	516	(1,296)	2,537
Inventories	(1,800)	(492)	1,512	(1,083)
Prepaid marketing expenses and other current assets	124	(729)	488	(1,035)
Accounts payable, accrued expenses, and other liabilities	336	(3,043)	(4,453)	(4,206)

Net cash provided by (used in) operating activities	1,912	(7,995)	(979)	(10,576)

Investing Activities:
Purchases of marketable securities	(5,125)	(3,094)	(18,031)	(36,571)
Sales and maturities of marketable securities	1,775	9,550	17,075	24,875
Purchases of fixed assets	(1,981)	(2,256)	(5,544)	(5,178)

Net cash provided by (used in) investing activities	(5,331)	4,200	(6,500)	(16,874)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	780	896	1,397	1,997
Proceeds from private placement financing, net of issuance costs	—	—	—	25,961
Proceeds from line of credit	1,000	—	1,000	1,000
Principal payments on capital lease and term loan obligations	(781)	(483)	(1,717)	(1,195)

Net cash provided by financing activities	999	413	680	27,763

Net (decrease) increase in cash and cash equivalents	(2,420)	(3,382)	(6,799)	313
Cash and cash equivalents at beginning of period	15,912	19,186	20,291	15,491

Cash and cash equivalents at end of period	$13,492	$15,804	$13,492	$15,804

Supplemental Cash Flow Information:
Equipment acquired in capital lease agreements	$238	$508	$238	$508

Cash paid during the period for interest	$86	$59	$282	$178

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of the Business

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy products. We offer health, beauty, sexual well-being, household and other non-prescription products and prescription medications through our website at www.drugstore.com. We also offer prestige beauty products through our website located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly-owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com (which are also accessible through the drugstore.com website); and customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS). Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. Under the terms of an agreement with Rite Aid Corporation (Rite Aid), customers are also able to order refill prescriptions for pickup at any Rite Aid store. We manage our business in four segments: over-the-counter (OTC), mail-order pharmacy, local pick-up pharmacy, and vision.

2.	Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). These consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated financial statements are unaudited but, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other interim period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 1, 2006.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 will become effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting FAS 157 on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year (December 31, 2006) and allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FAS 109) (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we will determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step, measurement, addresses tax positions that meet the more-likely-than-not criteria. The tax position is measured at the largest amount of the benefit that is more than 50 percent likely to be realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in: a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable; b) a reduction in a deferred tax asset or an increase in a deferred tax liability; or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged in this interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements.

4.	Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, warrants, and our employee stock purchase plan are not included in the calculation of diluted net loss per share as their effects are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(2,593)	$(7,108)	$(10,079)	$(16,407)

Denominator:
Weighted average shares outstanding used in computation of basic and diluted net loss per share	93,488,258	92,641,952	93,198,037	90,119,313

Basic and diluted net loss per share	$(0.03)	$(0.08)	$(0.11)	$(0.18)

At October 1, 2006 and October 2, 2005, there were 17,052,878 and 16,092,273 shares, respectively, of common stock subject to outstanding stock options and 615,000 shares of common stock subject to warrants in each period that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

5.	Stock-Based Compensation

Stock-Based Benefit Plans

1998 Stock Plan - Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), our board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of drugstore.com. Options under this plan generally vest as follows: 20% of the shares vest during the first six months and the remaining 80% vest quarterly over the subsequent 42 months. Option grants generally have exercise prices equal to the fair market value of the common stock on the date of grant and expire ten years from the date of grant. Our board of directors has delegated to the stock option subcommittee of the compensation committee of the board and our chief executive officer the authority to grant options to certain recipients within their respective board-approved guidelines.

1999 Employee Stock Purchase Plan - Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees may purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year. During the nine-month period ended October 1, 2006, employees purchased 102,283 shares of our common stock under the 1999 ESPP in exchange for approximately $266,000, and during the nine-month period ended October 2, 2005, employees purchased 127,952 shares of common stock under the 1999 ESPP in exchange for approximately $294,000.

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

Effective January 2, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under the modified-prospective-transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 2, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123, recognized over the vesting period of the underlying options using the multiple-option approach, (b) compensation cost for all share-based payments granted subsequent to January 2, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R, recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the 1999 ESPP, which is based on the fair value estimated in accordance with the provisions of FAS 123R and is not considered material to our overall financial statements. In accordance with the modified-prospective-transition method, results for the three- and nine-month periods ended October 2, 2005 have not been restated to reflect, and do not include, the impact of FAS 123R.

Determining Fair Value

We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used for the three- and nine-month periods ended October 1, 2006 and October 2, 2005:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Expected volatility	80%	82%	80%	83%
Expected term (in years)	6.0	3.2	6.0	3.2
Risk-free interest rate	4.7%	4.0%	4.4%	3.9%
Expected dividend	0%	0%	0%	0%
Weighted-average fair value	$2.15	$2.06	$2.11	$1.67

Our computation of expected volatility for the three- and nine-month periods ended October 1, 2006 is based on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Prior to 2006, our computation of expected volatility was based on our historical volatility. Our expected life in 2006 was calculated using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which results in a six-year expected term. Prior to 2006, our computation of expected life was based on vesting schedules and historical experience of options exercised. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected terms of our stock-based awards do not correspond with the terms for which interest rates are quoted, we average the periods to determine the rate from the available term maturities. A dividend yield of 0% was considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we considered historical voluntary termination behavior in addition to analyzing actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. An estimated forfeiture rate of approximately 30% is applied to non-management and management employee subgroups based on the historical termination behavior of those subgroups. A forfeiture rate of 0% is applied to our chief executive officer, board members, and non-employees. Prior to the adoption of FAS 123R, we recognized the impact of forfeitures when they occurred.

Stock Compensation Expense

We recognized stock-based compensation under FAS 123R totaling $1.8 million and $5.0 million for the three- and nine-month periods ended October 1, 2006. As required by FAS 123R, management made an estimate of expected forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. Prior to January 2, 2006, we recognized stock-based compensation under the provisions of APB 25 and FAS 123 for options granted with exercise prices below market value on the date of grant, options and warrants issued to non-employees for services, and modifications to existing option grants. As a result of adopting FAS 123R on January 2, 2006, our net loss for the three- and nine-month periods ended October 1, 2006 increased by $1.5 million and $4.3 million, and our net loss per share increased by $0.02 and $0.05. This includes $300,000 and $686,000 of stock-based compensation for the three- and nine-month periods ended October 1, 2006 that would have been recognized if we had continued to account for stock-based compensation under previous methods. Compensation expense under the previous methods, which included expense related to option modifications, non-employee options and options granted with exercise prices below fair value, totaled $378,000 and $1.6 million, for the three- and nine-month periods ended October 2, 2005.

The following table summarizes stock-based compensation by operating function recorded in the Statement of Operations:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Fulfillment and order processing	$264	$2	$639	$2
Marketing and sales	244	—	825	159
Technology and content	312	—	846	5
General and administrative	940	376	2,706	1,465

Total	$1,760	$378	$5,016	$1,631

As of October 1, 2006, the total future compensation cost related to unvested options granted to employees under our 1998 Stock Plan totaled $8.5 million, net of estimated forfeitures of approximately $5.4 million. This cost will be amortized on a straight-line basis over a weighted-average period of 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

The following table summarizes activity under our 1998 Stock Plan:

	Number of Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	15,764,528	$3.84
Options granted (1)	2,124,715	$2.97
Options exercised	(54,814)	$2.12
Options forfeited	(514,721)	$3.85

Outstanding at April 2, 2006	17,319,708	$3.74	8.01

Options granted	855,600	$2.88
Options exercised	(210,744)	$1.74
Options forfeited	(608,981)	$3.80

Outstanding at July 2, 2006	17,355,583	$3.72	7.87

Options granted	493,500	$3.00
Options exercised	(415,914)	$1.57
Options forfeited	(380,291)	$3.66

Outstanding at October 1, 2006	17,052,878	$3.75	7.71	$10,014

Vested and expected to vest at October 1, 2006	13,432,513	$3.95	7.46	$8,223

Exercisable at October 1, 2006	7,951,314	$4.56	6.67	$5,518

(1)	Includes option grants in connection with our annual employee stock option grants.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the 13.3 million shares subject to options that were in-the-money at October 1, 2006 (i.e., with an exercise price of $3.45 or less).

Pro-forma Disclosures

The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of FAS 123 to options granted under our 1998 Stock Plan and our 1999 ESPP for all periods presented prior to January 2, 2006 (in thousands, except share and per share data):

	Three Months Ended October 2, 2005	Nine Months Ended October 2, 2005
Net loss, as reported	$(7,108)	$(16,407)
Add: Stock-based compensation, as reported	378	1,631
Deduct: Total stock-based compensation determined using the fair value method under FAS 123 for all awards	(2,560)	(7,047)

Pro forma net loss	$(9,290)	$(21,823)

Basic and diluted net loss per share – as reported	$(0.08)	$(0.18)

Basic and diluted net loss per share – pro forma	$(0.10)	$(0.24)

Pro-forma disclosure for the three- and nine-month periods ended October 1, 2006 is not presented because stock-based payments were accounted for under FAS 123R’s fair-value method during those periods.

6.	Line of Credit and Debt

In March 2006, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $7.5 million, which accrue interest at the prime rate. The revolving line of credit has a maturity date of one year from the date of advance. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. As of October 1, 2006, borrowings under the line of credit totaled $1.0 million.

In July 2006, we entered into an agreement to finance equipment in our distribution center under a non-cancelable capital lease. The lease will be paid monthly over 36 months and accrues interest at an initial rate of approximately 8%, though this rate may be adjusted at the time of funding. As of October 1, 2006, no amounts had been funded under the lease agreement.

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

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. We do not currently collect and do not believe that we are required to collect New Jersey sales tax. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. The appeal is pending and trial is scheduled for November 2006. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements with respect to the sales tax alleged to be due. If we are unsuccessful in our appeal, the state of New Jersey may expand its assessment to include other years for which we did not collect sales tax. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. However, the ultimate outcome of this matter could result in substantial tax liabilities for our past sales and have a material adverse affect on our financial position and results of operations.

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

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Over-the-Counter (OTC):
Net sales	$45,605	$41,701	$141,865	$129,340
Cost of sales	31,848	30,462	99,144	93,964
Variable order costs (a)	4,482	4,664	13,194	13,711

Contribution margin (b)	$9,275	$6,575	$29,527	$21,665

Mail-Order Pharmacy:
Net sales	$17,178	$19,249	$52,883	$55,618
Cost of sales	14,830	16,634	45,643	48,088
Variable order costs (a)	1,256	1,707	4,446	5,127

Contribution margin (b)	$1,092	$908	$2,794	$2,403

Local Pick-Up Pharmacy:
Net sales (c)	$25,150	$23,363	$74,692	$72,292
Cost of sales	22,402	20,522	66,711	63,702
Variable order costs (a)	1,034	970	3,064	3,044

Contribution margin (b)	$1,714	$1,871	$4,917	$5,546

Vision:
Net sales	$12,701	$12,283	$37,739	$35,811
Cost of sales	9,932	9,801	29,348	28,037
Variable order costs (a)	608	815	1,917	2,192

Contribution margin (b)	$2,161	$1,667	$6,474	$5,582

Consolidated:
Net sales	$100,634	$96,596	$307,179	$293,061
Cost of sales	79,012	77,419	240,846	233,791
Variable order costs (a)	7,380	8,156	22,621	24,074

Consolidated contribution margin (b)	$14,242	$11,021	$43,712	$35,196

Less:
Fixed fulfillment and order processing (d)	$2,621	$2,203	$7,816	$7,228
Marketing and sales (e)	6,495	8,218	21,774	20,927
Technology and content	4,046	3,262	11,991	9,228
General and administrative	3,591	4,085	11,910	12,825
Amortization of intangible assets	531	745	1,592	2,298

Operating loss	$(3,042)	$(7,492)	$(11,371)	$(17,310)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees, and royalty costs that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation and fixed overhead costs.

(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of goods sold and the incremental (variable) fulfillment and order processing costs of delivering orders to our customers and royalty costs.

(c)	Net sales in our local pick-up pharmacy segment include co-payments totaling $5.5 million and $5.1 million for the three-month periods ended October 1, 2006 and October 2, 2005, respectively, and $16.6 million and $15.9 million for the nine-month periods ended October 1, 2006 and October 2, 2005, respectively.

(d)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

(e)	These amounts exclude royalty expenses of $22,000 and $585,000 for the three-month periods ended October 1, 2006 and October 2, 2005, respectively, and $42,000 and $1.9 million for the nine-month periods ended October 1, 2006 and October 2, 2005, respectively, that are included in variable costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 1, 2006.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this quarterly report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “targets,” “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “plan,” “forecast,” “continue,” “remain,” “would,” “should,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, changes in consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, changes in senior management, risks related to systems interruptions, possible governmental regulation and the ability to manage a growing business. These factors described in this paragraph and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 1, 2006. A forward-looking statement should not be relied on as representing our views as of any date other than the date on which we made the statement. We do not intend to update any forward-looking statement after the date on which we make it.

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

•	Over-the-counter (OTC). Our OTC segment includes all non-prescription products sold online or over the telephone through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com and www.lensquest.com, and customized nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. Before December 31, 2005, we recognized all sales of customized vitamins through CNS on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances. On December 31, 2005, we entered into a fulfillment agreement with Weil Lifestyle, LLC, or Weil. Under the terms of the new agreement, which replaced our previous agreement with Weil, we recognize on a net basis the revenue associated with the fulfillment of customized vitamins sold through Weil. Until November 9, 2005, our OTC segment also included product revenues and fulfillment fees received under our wholesale OTC fulfillment agreement with Amazon.com, Inc., under which we acted as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. Effective November 9, 2005, we terminated this agreement. The change in the terms of our agreement with Weil, which led us to recognize revenue on a net basis for the substantial majority of our 2006 CNS revenue, and the termination of the Amazon.com wholesale OTC agreement make it more difficult to provide a meaningful year-over-year comparison. Accordingly, in this quarterly report, we refer to our “core OTC” net sales, which is a non-GAAP measure that excludes from OTC net sales (1) wholesale OTC net sales of $1.5 million and $5.8 million for the three- and nine-month periods ended October 2, 2005, and (2) CNS net sales of $0.6 million and $1.9 million for the three- and nine-month periods ended October 1, 2006, and $1.9 million and $5.7 million for the three- and nine-month periods ended October 2, 2005. We had no wholesale OTC net sales for the three- and nine-month periods ended October 1, 2006. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items, which encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. We will continue to focus on improving website conversion, refining our personalization and customer retention efforts for our website and promotional e-mails, growing our customer base, both organically and through strategic partnerships, and maximizing the profitability of each order.

•	Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online or over the telephone through the www.drugstore.com web store and delivered to customers through our mail-order facility. We procure our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to and serve both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription fulfillment services for pharmacy benefit management companies, or PBMs, and third-party benefits companies. In this segment, we focus our marketing efforts on maximizing growth in our cash prescription business and establishing broader relationships with PBMs. We also sell advertising on our pharmacy site, to monetize its more than one million unique visitors per month. We expect that continued growth in this segment will substantially depend on our ability to grow prescription volumes through these efforts and our ability to broaden our source of revenue. We believe that our decision not to participate in the low-margin Medicare Part D prescription drug benefit program offered by the U.S. government will continue to have a negative impact on our revenue growth but a favorable impact on our gross margin.

•	Local Pick-Up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills sold online or over the telephone through the www.drugstore.com web store or the www.RiteAid.com web store (which is powered by the www.drugstore.com web store) and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and e-mail refill reminders. We anticipate that net sales in the local pick-up pharmacy segment will not be a source of growth, as we focus the majority of our marketing efforts on our core OTC segment.

•	Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com. We purchase our contact lens inventory directly from various manufacturers and other distributors. We continue to focus on a strategy of balancing customer acquisition with net margin in order to maximize our profits, rather than focusing exclusively on growth.

Profitability Initiatives. During late 2005 and the first half of 2006, we performed a strategic review of each of our business segments to evaluate the profitability of each customer order and partnership. As a result of this analysis, we eliminated or adjusted the price on several thousand OTC SKUs and reduced the amount of our net shipping costs by revising our shipping policies, introducing weight- and location-based surcharges for certain customer orders and negotiating lower shipping rates from our primary shipping carrier. In addition, we terminated our low-margin wholesale OTC fulfillment agreement with Amazon.com, renegotiated the terms of our Weil agreement, terminated several unprofitable agreements with third-party prescription benefit providers, and decided not to participate in the low-margin Medicare Part D prescription drug program. In the second half of 2006, we exited an unprofitable PBM relationship and are making important changes to expand the number of requested SKUs offered, to promote our popular prescription price-checker feature and to improve overall customer retention. These profitability initiatives have resulted in improved OTC gross margins, which increased by 270 basis points, to 30.1%, and total gross margin, which increased by 140 basis points, to 21.6%, for the nine-month period ended October 1, 2006 as compared to the nine-month period ended October 2, 2005. These initiatives have also had a positive impact on our contribution margin dollars, which increased year-over-year to $43.7 million, or 24%, for the first nine months of 2006, primarily as a result of improved OTC contribution margins, which increased year-over-year by $7.9 million, or 36%, for the first nine months of 2006. Although these profitability initiatives resulted in a loss of revenue (albeit revenue primarily from unprofitable business), we continued to achieve year-over-year revenue growth, primarily in our OTC segment, with OTC net sales increasing by $12.5 million, or 10%, and core OTC net sales increasing by $22.2 million, or 19%, for the first nine months of 2006 compared to the same period in 2005.

Revenues. We generate revenue primarily from product sales and shipping fees. For the three-month period ended October 1, 2006, we reported consolidated total net sales of $100.6 million, which reflected a $4.0 million, or 4%, increase over the three-month period ended October 2, 2005. For the nine-month period ended October 1, 2006, we reported consolidated total net sales of $307.2 million, which reflected a $14.1 million, or 5%, increase over the nine-month period ended October 2, 2005. Our net sales growth was driven by a 4% year-over-year increase in total order volume for the third quarter of 2006, to 1.3 million orders, and a 5% year-over-year increase in total order volume for the first nine months of 2006, to 4.0 million orders. Our average net sales per order remained consistent year-over-year at $77 for the three- and nine month periods ended October 1, 2006 compared to the same periods in 2005. Our revenues benefited from growth in our OTC segment, in which net sales grew by 9% year-over-year for the third quarter of 2006 and 10% year-over-year for the first nine months of 2006. Core OTC net sales (excluding wholesale and CNS) grew by 17% and 19% year-over-year for the three- and nine-month periods ended October 1, 2006. Net sales in our vision segment grew year-over-year by $0.4 million, or 3%, for the third quarter of 2006 and $1.9 million, or 5%, for the first nine months of 2006. Net sales in our local pick-up pharmacy segment grew year-over-year by $1.8 million, or 8%, for the third quarter of 2006 and $2.4 million, or 3%, for the first nine months of 2006. These increases were partially offset by a year-over-year decrease in mail-order pharmacy net sales of $2.1 million, or 11%, for the third quarter of 2006 and $2.7 million, or 5%, for the first nine months of 2006.

Expenses. Our operating expenses, including cost of goods sold, decreased as a percentage of net sales to 103% for the third quarter of 2006, from 108% in the third quarter of 2005, and decreased to 104% of net sales for the first nine months of 2006, from 106% in the first nine months of 2005. The decrease as a percentage of net sales for the three- and nine-month periods ended October 1, 2006 resulted from a decrease in our cost of goods sold as a percentage of net sales, reflecting both a favorable shift in our product mix and significant improvement in OTC margins due to the success of our profitability initiatives. Our marketing expenses decreased as a percentage of net sales for the third quarter of 2006 and the first nine months of 2006 as a result of the conclusion of our brand campaign in the first quarter of 2006 and a decrease in CNS-related royalty costs. Our general and administrative expenses also decreased year-over-year as a percentage of net sales for the third quarter of 2006 and the first nine months of 2006 as a result of cost savings in professional fees and other administrative costs. These decreases were partially offset by an increase in technology and content expenses as a percentage of net sales for the third quarter of 2006 and the first nine months of 2006, as a result of increases in depreciation and stock-based compensation. During the first quarter of 2006, we adopted the provisions of Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which requires the recognition of the fair value of stock-based compensation. As a result, we recognized $1.4 million and $3.4 million, or 1% of net sales, of additional stock-based compensation under FAS 123R in the three- and nine-month periods ended October 1, 2006 compared to the same period in 2005.

Net Loss; Cash Position. Our net loss decreased by $4.5 million to $2.6 million for the third quarter of 2006, compared to $7.1 million for the third quarter of 2005, and decreased by $6.3 million to $10.1 million for the first nine months of 2006, compared to $16.4 million for the first nine months of 2005. We ended the third quarter of 2006 with $40.6 million in cash, cash equivalents and marketable securities, compared to $46.5 million at January 1, 2006 and $46.2 million at October 2, 2005. This balance reflects the use in the first nine months of 2006 of $1.0 million to fund operating activities, $5.5 million for capital expenditures, and $1.7 million to repay debt obligations, offset by proceeds of $1.4 million from the exercise of employee stock options and purchases under our employee stock purchase plan and $1.0 million of borrowings under our line of credit.

Significant Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. Additional information about our significant accounting policies is included in Note 1 of our consolidated financial statements included in Part I of our annual report on Form 10-K for the fiscal year ended January 1, 2006. Although we believe that our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition and results of operations.

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

Revenues from sales of customized vitamins sold through our fulfillment agreement with Weil are recognized when products are shipped and title passes to the customer. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record revenues generated by the Weil agreement in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer and we do not bear general inventory risk associated with these sales. Non-Weil customized vitamin sales are recognized on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances. (Before we entered into the new fulfillment agreement with Weil on December 31, 2005, we also recognized Weil customized vitamin sales on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances.) Net sales in our OTC segment also include consignment service fees earned under our agreement with General Nutrition Corporation, or GNC, and agreements with other consignment vendors, which are also recorded on a net basis, because we do not take title to the inventory and do not establish pricing.

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

Periodically, we provide incentive offers to our customers to encourage purchases. Such offers include discounts on specific current purchases, or future rebates based on a percentage of the current purchase, as well as other offers. Discounts, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in net sales. Rebates are treated as a reduction to the sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers. Historically, our redemption rates have not differed materially from our estimates, which are adjusted quarterly.

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

Stock-Based Compensation

Effective January 2, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under the modified-prospective-transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 2, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123, recognized over the vesting period of the underlying options using the multiple-option approach, (b) compensation cost for all share-based payments granted subsequent to January 2, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R, recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the 1999 ESPP, which is based on the fair value estimated in accordance with the provisions of FAS 123R and is not considered material to our overall consolidated financial statements. In accordance with the modified-prospective-transition method, results for the three- and nine-month periods ended October 2, 2005 have not been restated to reflect, and do not include, the impact of FAS 123R. Prior year amounts have been reclassified to conform to the current year presentation.

We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Our computation of expected volatility is based on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Our computation of expected life is determined using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107. Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which results in a six-year expected term. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected terms of our stock-based awards do not correspond with the terms for which interest rates are quoted, we average the periods to determine the rate from the available term maturities. A dividend yield of 0% is considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we consider historical voluntary termination behavior in addition to analyzing actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. An estimated forfeiture rate of approximately 30% is applied to non-management and management employee subgroups based on the weighted average termination behavior of those subgroups. A forfeiture rate of 0% is applied to our chief executive officer, board members, and non-employees. Prior to the adoption of FAS 123R, we recognized the impact of forfeitures when they occurred.

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

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	(in thousands, except per order data)			(in thousands, except per order data)
Total net sales	$100,634	4.2%	$96,596	$307,179	4.8%	$293,061
Total customer orders shipped	1,303	4.2%	1,250	3,973	5.0%	3,784
Average net sales per order	$77	—	$77	$77	—	$77

Net sales includes gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, and other allowances. Net sales also include consignment service fees earned from our arrangement with GNC and other consignment vendors, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are recorded on a net basis and constitute approximately 1% of total net sales in each period presented. Included in net sales in 2005 are fulfillment fees and product revenue from our wholesale OTC fulfillment agreement with Amazon.com, which was terminated in November 2005. Also included in net sales in 2005 and 2006 are sales of customized nutritional supplements sold through CNS, which effective December 31, 2005, are now primarily recorded on a net basis under our fulfillment agreement with Weil. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, the co-payment is billed to the customer’s credit card and the remainder of the prescription price is billed to insurance. Sales of pharmaceutical products covered by insurance are recorded as the sum of the amounts received from the customer and the third party. Sales made to Amazon.com under our wholesale OTC fulfillment agreement were billed directly to Amazon.com and recorded at the gross amount received from Amazon.com.

Total net sales increased year-over year as a result of a 4% increase in order volume for the three-month period ended October 1, 2006 and a 5% increase in order volume for the nine-month period ended October 1, 2006, primarily driven by growth in our OTC segment. Revenues from repeat customers increased year-over-year to 82% for the three-month period ended October 1, 2006, compared to 80% for the three-month period ended October 2, 2005, and increased year-over-year to 82% for the nine-month period ended October 1, 2006, compared to 79% for the nine-month period ended October 2, 2005.

OTC Net Sales

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	(in thousands, except per order data)			(in thousands, except per order data)
OTC net sales	$45,605	9.4%	$41,701	$141,865	9.7%	$129,340
Segmented net sales information:
% of total net sales from OTC	45.3%		43.2%	46.2%		44.1%
Average net sales per order	$55	—	$55	$56	—	$56

Net sales in our OTC segment increased year-over-year for the three-month period ended October 1, 2006, as a result of an increase in order volume. The number of orders in our OTC segment grew year-over-year by 9% to 830,000 for the third quarter of 2006, compared to 764,000 for the third quarter of 2005. Average net sales per order for the third quarter of 2006 remained flat at $55 compared to the third quarter of 2005. Excluding CNS net sales of $559,000 for the third quarter of 2006 and $1.9 million for the third quarter of 2005, and wholesale OTC net sales and fulfillment fees of $1.5 million for the third quarter of 2005, our core OTC net sales increased by 17% year-over-year to $45.0 million for the three-month period ended October 1, 2006, compared to $38.4 million for the third quarter of 2005. The number of orders in our core OTC segment grew year-over-year by 20% to 813,000 for the third quarter of 2006, compared to 678,000 for the third quarter of 2005. Average net sales per order for our core OTC segment decreased to $55 for the third quarter of 2006 compared to $57 for the third quarter of 2005, as a result of our profitability initiatives related to shipping, which reduced our average number of units per order, and our efforts to maintain competitive pricing.

Net sales in our OTC segment increased year-over-year by $12.5 million for the nine-month period ended October 1, 2006, as a result of an increase in order volume. The number of orders in our OTC segment grew year-over-year by 10% to 2.5 million for the nine-month period ended October 1, 2006, compared to 2.3 million for the same period in 2005. Average net sales per order for the first nine months of 2006 remained flat at $56 compared to the first nine months of 2005. Excluding CNS net sales of $1.9 million for the nine-month period ended October 1, 2006 and $5.7 million for the same period in 2005, and wholesale OTC net sales and fulfillment fees of $5.8 million for the nine-month period ended October 2, 2005, our core OTC net sales increased by 19% year-over-year to $140.0 million for the nine-month period ended October 1, 2006, compared to $117.8 million for the same period in 2005. The number of orders in our core OTC segment grew year-over-year by 22% to 2.5 million for the nine-month period ended October 1, 2006, compared to 2.0 million for the same period in 2005. Average net sales per order for our core OTC segment decreased to $56 for the first nine months of 2006 compared to $58 for the first nine months of 2005 as a result of our profitability initiatives related to shipping, which reduced our average number of units per order, and our efforts to maintain competitive pricing.

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

Mail-Order Pharmacy Net Sales

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	(in thousands, except per order data)			(in thousands, except per order data)
Mail-order pharmacy net sales	$17,178	-10.8%	$19,249	$52,883	-4.9%	$55,618
Segmented net sales information:
% of total net sales from mail- order pharmacy	17.1%		19.9%	17.2%		19.0%
Average net sales per order	$176	18.1%	$149	$163	12.4%	$145

Net sales in our mail-order pharmacy segment decreased year-over-year for the three- and nine-month periods ended October 1, 2006 as a result of decreases in order volume, partially offset by increases in average net sales per order. Included in net sales of our mail-order pharmacy segment for the three- and nine-month periods ended October 1, 2006 was a wholesale order to a third party for $2 million, which increased our average net sales per order by $21 and $6 for the three- and nine-month periods ended October 1, 2006. In addition to the wholesale order, average net sales per order increased in this segment year-over-year in each period as a result of selling a larger proportion of higher-priced brand-name and specialty drugs, increases in prescription prices of approximately 5% resulting from higher pharmaceutical costs, and pricing adjustments to certain SKUs resulting from our review of the pricing and profitability of our pharmaceutical SKUs. The number of orders in this segment decreased year-over-year to 98,000 for the three-month period ended October 1, 2006, compared to 129,000 for the same period in 2005, and decreased year-over-year to 324,000 for the nine-month period ended October 1, 2006, compared to 383,000 for the same period in 2005. These decreases reflected decreases in both new and repeat orders, primarily due to our decisions not to participate in the low-margin Medicare Part D prescription drug benefit program offered by the U.S. government and our decision to exit unprofitable partnerships with PBMs.

Local Pick-up Pharmacy Net Sales

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	(in thousands, except per order data)			(in thousands, except per order data)
Local pick-up pharmacy net sales	$25,150	7.6%	$23,363	$74,692	3.3%	$72,292
Segmented net sales information:
% of total net sales from local pick-up pharmacy	25.0%		24.2%	24.3%		24.7%
Average net sales per order	$104	-6.3%	$111	$106	-1.9%	$108

Net sales in our local pick-up pharmacy segment increased year-over-year for the three- and nine-month periods ended October 1, 2006 as a result of an increase in order volume, partially offset by decreases in average net sales per order. The number of orders in this segment increased year-over-year to 241,000 for the three-month period ended October 1, 2006, compared to 210,000 for the same period in 2005, and increased year-over-year to 703,000 for the nine-month period ended October 1, 2006, compared to 668,000 for the same period in 2005, as a result of increases in orders from existing customers. The decrease in average net sales per order resulted primarily from a 5% decline year-over-year in the average number of prescriptions filled per order and a lower number of higher-priced brand-name prescriptions filled compared to lower-priced generic prescriptions filled. Orders in this segment are driven by Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and e-mail refill reminders.

Vision Net Sales

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	(in thousands, except per order data)			(in thousands, except per order data)
Vision net sales	$12,701	3.4%	$12,283	$37,739	5.4%	$35,811
Segmented net sales information:
% of total net sales from vision	12.6%		12.7%	12.3%		12.2%
Average net sales per order	$92	10.8%	$83	$90	9.8%	$82

Net sales in our vision segment increased year-over-year in the three- and nine-month periods ended October 1, 2006 as a result of an increase in average net sales per order. The increase in net sales per order was driven primarily by selling a greater proportion of higher-priced, newer-technology contact lenses, and to a lesser extent, price increases for certain SKUs (none of which were individually material) and an increase in the average number of items per order. These increases were partially offset by increased discount and promotional offers. The number of orders in this segment decreased to 138,000 in the third quarter of 2006, compared to 149,000 in the third quarter of 2005, and decreased to 421,000 in the first nine months of 2006, compared to 435,000 in the first nine months of 2005. The decrease in order volume was a result of a decrease of 23% in orders from new customers in the third quarter of 2006 and 15% in the first nine months of 2005, compared to the same periods in 2005, as a result of increased competition and slow, if any, overall growth in the contact lens market.

Customer Data

Approximately 283,000 new customers placed orders during the third quarter of 2006, increasing our total customer base to approximately 8.1 million customers since inception. Orders from repeat customers as a percentage of total orders increased year-over-year to 77% for the third quarter of 2006, compared to 72% in the same period in 2005, and increased year-over-year for the first nine months of 2006 to 76% compared to 71% for the same period in 2005, as a result of an increase in our trailing 12-month active customer base. The year-over-year increase in orders from repeat customers as a percentage of total orders in 2006 primarily resulted from improved customer retention and increased order frequency and, to a lesser extent, reflects the inclusion of 68,000 and 218,000 wholesale OTC orders for the three- and nine-month periods ended October 2, 2005, compared to no orders in 2006. OTC wholesale orders and Weil-related orders (after December 31, 2005) are included in the number of total orders but are considered neither repeat nor new orders for calculating repeat orders as a percentage of total orders.

Cost of Sales

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	($ in thousands)			($ in thousands)
Cost of sales	$79,012	2.1%	$77,419	$240,846	3.0%	$233,791
Percent of total net sales	78.5%		80.1%	78.4%		79.8%

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

Total cost of sales increased in absolute dollars in the three- and nine-month periods ended October 1, 2006, compared to the three- and nine-month periods ended October 2, 2005, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales decreased in both periods year-over-year primarily as a result of lower net shipping costs we absorbed, a larger proportion of net sales in our OTC segment, which is our highest-margin segment, and improved margins resulting from our operational initiatives, including the review of pricing and profitability of our OTC SKUs.

Our revenues from shipping charges to customers are included in net sales and were $3.3 million and $10.1 million for the three- and nine-month periods ended October 1, 2006, compared to $2.7 million and $7.9 million for the three- and nine-month periods ended October 2, 2005. Outbound shipping costs are included in cost of sales and were $5.1 million and $15.7 million for the three- and nine-month periods ended October 1, 2006, compared to $5.2 million and $15.6 million for the three- and nine-month periods ended October 2, 2005. As part of our profitability initiatives, we continue to make pricing adjustments to our shipping policies to reduce our net shipping costs. Initiatives we have implemented include eliminating free 3-day shipping on orders of $99 or more, adding shipping surcharges for shipments to Alaska, Hawaii, U.S. Territories, and APO/FPO military addresses, adding a weight-based shipping surcharge for orders over 20 pounds, and securing a lower contractual rate from one of our shipping carriers. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	($ in thousands)			($ in thousands)
OTC cost of sales	$31,848	4.5%	$30,462	$99,144	5.5%	$93,964
Segmented cost of sales information:
OTC cost of sales as a % of OTC net sales	69.8%		73.0%	69.9%		72.6%

Cost of sales in our OTC segment increased year-over-year in absolute dollars in the three- and nine-month periods ended October 1, 2006 as a result of increased order volume. Cost of sales as a percentage of net sales in this segment decreased in both periods year-over-year primarily as a result of improved margins from our operational initiatives, including the review of pricing and profitability of each of our OTC SKUs, and lower per-order net shipping costs resulting from changes in our shipping policies.

Mail-Order Pharmacy Cost of Sales

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	($ in thousands)			($ in thousands)
Mail-order pharmacy cost of sales	$14,830	-10.8%	$16,634	$45,643	-5.1%	$48,088
Segmented cost of sales information:
Mail-order pharmacy cost of sales as a % of mail-order pharmacy net sales	86.3%		86.4%	86.3%		86.5%

Cost of sales in our mail-order pharmacy segment decreased year-over-year in absolute dollars in the three- and nine-month periods ended October 1, 2006, as a result of a decrease in order volume. Cost of sales as a percentage of net sales in this segment decreased slightly in both periods year-over-year as a result improved margins from exiting unprofitable partnerships with PBMs and our review of pricing and profitability of pharmaceutical SKUs.

Local Pick-up Pharmacy Cost of Sales

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	($ in thousands)			($ in thousands)
Local pick-up pharmacy cost of sales	$22,402	9.2%	$20,522	$66,711	4.7%	$63,702
Segmented cost of sales information:
Local pick-up cost of sales as a % of local pick-up pharmacy net sales	89.1%		87.8%	89.3%		88.1%

Cost of sales in our local pick-up pharmacy segment increased year-over-year in absolute dollars for the three-and nine-month periods ended October 1, 2006, as a result of an increase in order volume. Cost of sales as a percentage of net sales increased in this segment in both periods year-over-year as a result of lower contractual reimbursement rates from insurance plans and declining margins on generic drugs.

Vision Cost of Sales

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	($ in thousands)			($ in thousands)
Vision cost of sales	$9,932	1.3%	$9,801	$29,348	4.7%	$28,037
Segmented cost of sales information:
Vision cost of sales as a % of vision net sales	78.2%		79.8%	77.8%		78.3%

Cost of sales in our vision segment increased year-over-year in absolute dollars for the three- and nine-month periods ended October 1, 2006 primarily as a result of a shift in product mix to sales of higher cost, newer-technology contact lenses, partially offset by a decline in order volume. Cost of sales as a percentage of net sales in this segment decreased year-over-year for the three-and nine-month periods ended October 1, 2006 as a result of a shift in product mix to higher margin contact lenses, lower per-order shipping costs, and to a lesser extent, increased prices on certain SKUs, offset by increased discount and promotional offers.

Fulfillment and Order Processing Expenses

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	($ in thousands)			($ in thousands)
Fulfillment and order processing expenses	$9,979	2.1%	$9,774	$30,395	3.3%	$29,425
Percentage of net sales	9.9%		10.1%	9.9%		10.0%

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

Fulfillment and order processing expenses for the three-month period ended October 1, 2006 were comprised of $7.4 million of variable costs and $2.6 million of fixed costs, compared to $7.6 million of variable costs and $2.2 million of fixed costs for the three-month period ended October 2, 2005. Variable fulfillment and order processing expenses decreased year-over-year for the third quarter of 2006 primarily as a result of a 24% decrease in order volume in our mail-order pharmacy segment and a 20% decrease in per-order labor and other variable costs in our vision segment, offset by a 9% increase in order volume and a 7% increase in per-order labor costs in our OTC segment. Fixed fulfillment and order processing expenses increased year-over-year for the third quarter of 2006 primarily as a result of increased personnel costs of $224,000 and increased stock-based compensation expense of $261,000 resulting from the adoption of FAS 123R, partially offset by a decrease in depreciation expense. Fulfillment and order processing expenses as a percentage of net sales decreased slightly year-over-year for the third quarter of 2006 as greater order volumes resulted in improved utilization of our primary distribution center.

Fulfillment and order processing expenses for the nine-month period ended October 1, 2006 were comprised of $22.6 million of variable costs and $7.8 million of fixed costs, compared to $22.2 million of variable costs and $7.2 million of fixed costs for the nine-month period ended October 2, 2005. Variable fulfillment and order processing expenses increased year-over-year for the first nine months of 2006 primarily as a result of a 10% increase in order volume and a slight increase in per order labor costs in our OTC segment, partially offset by 15% decrease in order volume in our mail-order pharmacy segment and a 12% decrease in per-order variable costs in our vision segment. Fixed fulfillment and order processing expenses increased year-over-year for the first nine months of 2006 primarily as a result of increased personnel costs of $668,000 and increased stock-based compensation expense of $637,000 resulting from the adoption of FAS 123R, partially offset by a decrease in depreciation expense of $725,000 for assets fully depreciated in 2005. Fulfillment and order processing expenses as a percentage of net sales decreased slightly year-over-year for the first nine months of 2006 as greater order volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expenses

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	($ in thousands)			($ in thousands)
Marketing and sales expenses	$6,517	-26.0%	$8,803	$21,816	-4.3%	$22,804
Percentage of net sales	6.5%		9.1%	7.1%		7.8%

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include various advertising contracts. In addition, marketing and sales expenses include CNS-related royalties, which were reduced as a result of our new fulfillment agreement with Weil to $22,000 and $42,000 for the three- and nine-month periods ended October 1, 2006, from $585,000 and $1.9 million for the three- and nine-month periods ended October 2, 2005. Advertising and promotional costs were $4.3 million and $15.2 million for the three- and nine-month periods ended October 1, 2006, compared to $6.9 million and $17.2 million for the three- and nine-month periods ended October 2, 2005.

Marketing and sales expenses decreased year-over-year both in absolute dollars and as a percentage of net sales for the three-month period ended October 1, 2006 primarily due to a decrease of $1.9 million in expenses related to print and online advertising in connection with our brand awareness campaign, which we concluded in the first quarter of 2006, and a decrease in royalties of $563,000, partially offset by an increase in stock-based compensation expense of $244,000 resulting from the adoption of FAS 123R. Marketing and sales expenses decreased year-over-year both in absolute dollars and as a percentage of net sales for the nine-month period ended October 1, 2006, primarily due to a decrease in royalties of $1.9 million and a decrease of $838,000 in brand advertising, partially offset by an increase in stock-based compensation expense of $666,000 resulting from the adoption of FAS 123R, and increased professional fees and other marketing costs. Marketing and sales dollars per new customer decreased in the third quarter of 2006 to $23, compared to $31, including $7 related to our brand awareness campaign, in the third quarter of 2005, and decreased in the first nine months of 2006 to $24, from $26 for the same period in 2005.

Technology and Content Expenses

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	($ in thousands)			($ in thousands)
Technology and content expenses	$4,046	24.0%	$3,262	$11,991	29.9%	$9,228
Percentage of net sales	4.0%		3.4%	3.9%		3.1%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining and making routine upgrades and enhancements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, and website content and design expenses.

The increase in technology and content expenses in both absolute dollars and as a percentage of net sales for the three- and nine-month periods ended October 1, 2006 resulted primarily from increases of $436,000 and $1.4 million in depreciation costs resulting from the acquisition of software and computer equipment related to enhancements to our IT infrastructure, increases of $312,000 and $841,000 in stock-based compensation expense resulting from the adoption of FAS 123R, and increased operational costs to support our growth in our IT infrastructure.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	($ in thousands)			($ in thousands)
General and administrative expenses	$3,591	-12.1%	$4,085	$11,910	-7.1%	$12,825
Percentage of net sales	3.6%		4.2%	3.9%		4.4%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

The decrease in general and administrative expenses in both absolute dollars and as a percentage of net sales for the three- and nine-month periods ended October 1, 2006 resulted primarily from a decrease in professional fees in 2006 as a result of reduced external legal counsel fees, reduced corporate insurance and utility costs, and the absence of one-time expenses incurred in 2005 related to legal settlements and moving expenses related to our relocation of our corporate headquarters, as well as the fact that our fixed corporate administrative costs were spread over more net sales. These decreases were offset by increased stock-based compensation expense resulting from the adoption of FAS 123R of $564,000 and $1.2 million for the three- and nine-month periods ended October 1, 2006, compared to the same period in 2005.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$531	-28.7%	$745	$1,592	-30.7%	$2,298

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS, Acumins, Inc., and Vision Direct, and assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names and trademarks.

The decrease in amortization expense for the three- and nine-month periods ended October 1, 2006, compared to the three- and nine-month periods ended October 2, 2005, resulted from certain intangible assets being fully amortized in 2005 and 2006.

Interest Income and Expense

	Three Months Ended			Nine Months Ended
	October 1, 2006	% Change	October 2, 2005	October 1, 2006	% Change	October 2, 2005
	($ in thousands)			($ in thousands)
Interest income, net	$449	16.9%	$384	$1,292	43.1%	$903

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Net interest income increased year-over-year for the three- and nine-month periods ended October 1, 2006 as a result of higher yields on cash, cash equivalents and marketable securities balances in the third quarter and first nine months of 2006 compared to the same periods in 2005, despite a decrease in our average year-over-year cash, cash equivalents and marketable securities balance.

Income Taxes

There was no provision or benefit for income taxes for the three- and nine-month periods ended October 1, 2006 and October 2, 2005 due to our ongoing operating losses.

Stock-Based Compensation

We recognized stock-based compensation under FAS 123R totaling $1.8 million and $5.0 million for the three- and nine-month periods ended October 1, 2006. As required by FAS 123R, management made an estimate of expected forfeitures, and we are recognizing compensation costs only for those equity awards expected to vest. Prior to January 2, 2006, we recognized stock-based compensation under the provisions of APB 25 and FAS 123 for options granted with exercise prices below market value on the date of grant, options and warrants issued to non-employees for services, and modifications to existing option grants. As a result of adopting FAS 123R on January 2, 2006, our net loss for the three- and nine-month periods ended October 1, 2006 increased by $1.5 million and $4.3 million, and our net loss per share increased by $0.02 and $0.05, which includes $300,000 and $686,000 of stock-based compensation for the three- and nine-month periods ended October 1, 2006 that would have been recognized if we had continued to account for stock-based compensation under previous methods. Compensation expense under previous methods, which included expense related to option modifications, non-employee options and options granted with exercise prices below fair value, totaled $378,000 and $1.6 million, for the three- and nine-month periods ended October 2, 2005. See Note 5 in our consolidated financial statements included in Part I, Item 1 of this quarterly report.

Off-Balance Sheet Transactions

We have not entered into any off-balance sheet transactions.

Liquidity and Capital Resources

We have incurred net losses of $747.4 million since inception. We believe that we may continue to incur net losses for at least the next year, and possibly longer. From our inception through October 1, 2006, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $415.0 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the three- and nine-month periods ended October 1, 2006 and October 2, 2005.

	Three Months Ended			Nine Months Ended
	October 1, 2006	Change	October 2, 2005	October 1, 2006	Change	October 2, 2005
	(in thousands)			(in thousands)
Cash provided by (used in) operating activities	$1,912	$9,907	$(7,995)	$(979)	$9,597	$(10,576)
Cash provided by (used in) investing activities	$(5,331)	$(9,531)	$4,200	$(6,500)	$10,374	$(16,874)
Cash provided by financing activities	$999	$586	$413	$680	$(27,083)	$27,763
Net increase (decrease) in cash and cash equivalents	$(2,420)	$962	$(3,382)	$(6,799)	$(7,112)	$313

Net cash provided by operating activities for the three-month period ended October 1, 2006 primarily reflects non-cash activities of $4.4 million, partially offset by a net loss of $2.6 million. Net cash used in operating activities for the three-month period ended October 2, 2005 primarily reflects a net loss of $7.1 million and the use of $3.7 million in cash for operating assets and liabilities, partially offset by $2.9 million of non-cash activities. Net cash provided by operating activities increased in the three-month period ended October 1, 2006, compared to the three-month period ended October 2, 2005, primarily as a result of a $4.5 million decrease in our net loss, a $3.6 million decrease in cash used for operating assets and liabilities, and a $1.5 million increase in non-cash activities, primarily from increased stock-based compensation.

Net cash used in operating activities for the nine-month period ended October 1, 2006 primarily reflects a net loss of $10.1 million, offset by non-cash activities of $12.8 million, and the use of $3.7 million in cash for operating assets and liabilities. Net cash used in operating activities for the nine-month period ended October 2, 2005 primarily reflects a net loss of $16.4 million, offset by non-cash activities of $9.6 million, and the use of $3.8 million in cash for operating assets and liabilities. Net cash used in operating activities decreased in the nine-month period ended October 1, 2006, compared to the nine-month period ended October 2, 2005, primarily as a result of a decrease in our net loss of $6.3 million, a decrease of $2.6 million in cash used to purchase inventory, and an increase in non-cash activities of $3.2 million, partially offset by increased collection of accounts receivable and a decrease in prepaid marketing expenses and other current assets.

Net cash used in investing activities for the three-month period ended October 1, 2006 is primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, offset by the sales and maturities of marketable securities. Net cash provided by investing activities for the three-month period ended October 2, 2005 is primarily attributable to sales and maturities of marketable securities, offset by purchases of marketable securities and the acquisition of fixed assets. Net cash used in investing activities increased in the three-month period ended October 1, 2006, compared to the three-month period ended October 2, 2005, primarily as a result of decreased sales and maturities of marketable securities.

Net cash used in investing activities for the nine-month periods ended October 1, 2006 and October 2, 2005 is primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, offset by the sales and maturities of marketable securities. Net cash used in investing activities decreased in the nine-month period ended October 1, 2006, compared to the nine-month period ended October 2, 2005, primarily as a result of decreased purchases of marketable securities.

Net cash provided by financing activities for the three-month period ended October 1, 2006 was attributable to proceeds received from borrowings under our revolving bank line of credit, exercises of employee stock options and purchases under our employee stock purchase plan, partially offset by the repayment of debt obligations. Net cash provided by financing activities for the three-month period ended October 2, 2005 was attributable to proceeds received from exercises of employee stock options and purchases under our employee stock purchase plan, partially offset by payments on our debt obligations.

Net cash provided by financing activities for the nine-month period ended October 1, 2006 was attributable to proceeds received from exercises of employee stock options, purchases under our employee stock purchase plan and borrowings under our revolving bank line of credit, partially offset by the repayment of debt obligations. Net cash provided by financing activities for the nine-month period ended October 2, 2005 was attributable to $26.0 million of net proceeds received from the sale of 10.0 million shares of our common stock, cash provided from exercises of employee stock options and purchases under our employee stock purchase plan, and borrowings under our revolving bank line of credit, partially offset by payments on our debt obligations.

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

In March 2006, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $7.5 million, which accrue interest at the prime rate. The revolving line of credit has a maturity date of one year from the date of advance. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. As of October 1, 2006, borrowings under the line of credit totaled $1.0 million.

In July 2006, we entered into an agreement to finance equipment in our distribution center under a non-cancelable capital lease. The lease will be paid monthly over 36 months and accrues interest at an initial interest rate of approximately 8%, though this rate may be adjusted at the time of funding. As of October 1, 2006, no amounts had been funded under the lease agreement.

As of October 1, 2006, we did not have any future material noncancelable commitments to purchase goods or services.

We believe that our cash and marketable securities on hand plus our sources of cash will be sufficient to fund our operations and anticipated capital expenditures until we begin generating positive operating cash flow on a sustainable basis. However, any projections about our future cash needs and cash flows are subject to substantial uncertainty. As a result, we may need to raise additional monies to fund our operating activities or for strategic flexibility (if, for example, we pursue business or technology acquisitions or decide to build a new distribution center) or if our expectations regarding our operations and anticipated capital expenditures change. We have in the past and will continue to assess opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Management Outlook

For the fourth quarter of fiscal year 2006, we are targeting net sales in the range of $108.0 million to $110.0 million and a net loss in the range of $2.9 million to $3.4 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk and investment risk associated with marketable securities, accounts receivable, accounts payable, capital lease obligations, and cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations and other investment risks related to these financial instruments is not material to us.

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $2.7 million at October 1, 2006, and the interest rate attributable to this outstanding balance ranged from 8.25% to 8.75% as of October 1, 2006. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities. As of October 1, 2006, we had $27.1 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of October 1, 2006, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to them in a timely fashion.

During the quarter ended October 1, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred net losses of $747.4 million through October 1, 2006. To date, we have not become profitable, and we may never achieve profitability. We expect to continue to incur net losses for at least the next year, and possibly longer. As a result, our stock price may decline and investors may lose all or a part of their investment in our common stock.

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

Date: November 8, 2006