Form 10-K
period 2006-12-31
DRUGSTORE COM INC
filed 2007-03-16
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number: 0-26137

drugstore.com, inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3416255
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

411 108th Avenue NE, Suite 1400 Bellevue, Washington 98004	(425) 372-3200
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Market on Which Listed
Common Stock, par value $0.0001 per share	NASDAQ Stock Market LLC (NASDAQ Global Market)

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

Large Accelerated Filer  ☐                                 Accelerated Filer  ☒                                 Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $253,102,752 as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 2, 2007, the number of shares of the registrant’s common stock outstanding was 94,574,844.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report, to the extent not set forth in this annual report, is incorporated by reference from the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on June 6, 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this annual report relates.

DRUGSTORE.COM, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

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

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, sexual well-being, household and other non-prescription products and prescription medications through our website at www.drugstore.com. We also offer prestige beauty products through our website located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com (which are also accessible through the drugstore.com website); and customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc., or CNS. Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. Under the terms of an agreement with Rite Aid Corporation, or Rite Aid, customers are also able to order refill prescriptions for pickup at any Rite Aid store. As of December 31, 2006, our lifetime customer base was approximately 8.5 million customers worldwide.

We operate our business in four segments: over-the-counter, or OTC; mail-order pharmacy; local pick-up pharmacy; and vision. Additional information regarding our business segments can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this annual report and in Note 13 of our consolidated financial statements included in Part IV, Item 15 of this annual report. In 2006, 2005 and 2004, approximately 99% of our net sales were made, and over 99% of our assets were located, in the United States.

drugstore.com, inc. was incorporated in April 1998 in the state of Delaware. We launched our web store at www.drugstore.com in February 1999 and completed our initial public offering in July 1999. Our common stock is listed on the NASDAQ Global Market under the symbol “DSCM.” Our principal corporate offices are located in Bellevue, Washington. As used in this annual report, “drugstore.com,” “we,” “our” and similar terms refer to drugstore.com, inc. and its subsidiaries, unless the context indicates otherwise.

Business Strategy

Our business strategy is to offer our customers a wide selection of products at competitive prices and a superior online shopping experience.

Convenience.    Our online stores are available to consumers 24 hours a day, seven days a week through the Internet. All of our products are also available for purchase by phone. We offer additional convenience to our customers through easy-to-use websites, robust search technology and a variety of features such as: Your List, a personal shopping list of the customer’s previous purchases that allows for quick and easy re-ordering, even without browsing the site; Auto Delivery, which enables customers to set up automatic shipments of frequently ordered products; the ability to schedule e-mail reminders about previously purchased products that are scheduled to run out or are on sale; and an automated flexible spending account, or FSA, manager that keeps track of FSA-eligible purchases and provides customers with downloadable receipts to submit to their FSA administrator.

Selection.    We are able to offer a significantly broader assortment of products, with greater depth in each product category, because we do not have the shelf display space limitations of brick-and-mortar drugstores. With a single check-out, our customers are able to buy health, beauty and personal care products, prestige beauty brands, salon hair care, natural products, and other specialty items. In addition, we offer contact lenses and customized nutritional supplement programs through our subsidiary websites.

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

Privacy.    When shopping at a brick-and-mortar drugstore, many consumers may feel embarrassed or uncomfortable about buying items or asking questions that may reveal personally sensitive aspects of their health or lifestyle to pharmacists, store personnel or other shoppers. Our customers avoid these problems by shopping from the privacy of their home or office.

Value.    Our goal is to offer shoppers a broad assortment of health, beauty, vision, and pharmacy products with competitive pricing. We strive to improve our operating efficiencies and to leverage our fixed costs so that we can pass along the savings to our customers in the form of lower prices and exclusive deals. We also seek to inform customers of additional cost savings opportunities when they become available. For example, in our pharmacy, we inform our customers of quantity price breaks for buying 90-day supplies of medication rather than 30-day supplies.

Business Segments

In 2006, our OTC segment accounted for 48% of our net sales, our local pick-up pharmacy segment accounted for 24%, our mail-order pharmacy segment accounted for 16%, and our vision segment accounted for 12%. See Note 13 of our consolidated financial statements included in Part IV, Item 15 of this annual report.

OTC

We stock approximately 30,000 non-prescription health, beauty, personal care, household and other products. We offer OTC products in a variety of categories, including:

• Personal Care	• Diet and Fitness

• Beauty & Jewelry	• Household & Pets

• Hair	• Baby

• Skin Care	• Food

• Men’s	• FSA Store

• Health	• Sexual Well-Being

• Vitamins	• Natural Store

• GNC	• Beauty.com (prestige beauty products, also accessible through www.beauty.com)

In addition, through our subsidiary CNS, we also provide personalized nutrition services to consumers in the form of an online assessment of an individual’s specific nutritional supplement needs, and deliver the personalized vitamins, minerals, herbs, and supplements in pharmaceutical-grade, daily dose packages. We are the exclusive online distributor of nutritional supplement programs for Dr. Barry Sears at www.ZoneDiet.com and

The Pritikin Longevity Center & Spa at www.Pritikin.com. In addition, we act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com and other Dr. Weil-related websites.

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

We are a full-service pharmacy stocking over 5,000 prescription drugs. We employ licensed pharmacists and are licensed to ship prescriptions to all 50 states in the United States. We have received Verified Internet Pharmacy Practices Sites, or VIPPS, certification from the National Association of Boards of Pharmacy, or NABP. The voluntary VIPPS program sets standards for Internet pharmacies and certifies those online pharmacies that are licensed and in compliance with state pharmacy laws and the NABP’s stringent pharmacy practice standards.

We serve both cash-paying pharmacy customers and customers with insurance coverage. In addition, we act as an outsourced mail-order pharmacy service provider for pharmacy benefit managers, or PBMs.

Vision

Through our subsidiary Vision Direct, we offer a broad assortment of contact lenses, in addition to reading glasses, contact lens cases and other contact lens supplies. We believe that we offer these products at a substantial price savings over eye care practitioners, national optical chains and many online competitors.

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

Marketing and Promotions

Our marketing and promotion strategy is designed to build brand recognition, increase customer traffic to our store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. Our online advertising campaigns are focused on search engines, frequently visited Internet portals, health- and beauty-related websites, and direct-to-consumer e-mail marketing programs. We further extend our online market presence through our affiliate program, through which we permit associated websites to make our products and services available to their audiences through links to our websites. We also advertise from time to time in offline marketing channels, including direct mail, catalogs and brochures included with our shipped orders, magazines and newspapers (including freestanding inserts), and out-of-home advertising channels, such as transportation billboards.

We also employ a variety of marketing programs and promotions, such as discounted and free shipping promotions, dollar off and percentage discounts, free gifts with purchase, and the drugstore.com Dollars program, a loyalty program in which customers automatically earn a five percent rebate to be used for future non-prescription purchases.

Fulfillment and Customer Care

Order Fulfillment

We process all OTC orders and mail-order pharmacy orders from our primary distribution center in Swedesboro, New Jersey, and all vision orders from our distribution center in Ferndale, Washington. When a customer orders a refill prescription to be picked up at a local Rite Aid store, we use Rite Aid as a fulfillment partner. Due to the relatively short lead time required to fill orders for our products, usually 24 to 48 hours, order backlog is not material to our business.

We ship OTC and pharmacy products to U.S., U.S. Territory and APO/FPO military addresses. In addition, through an agreement with Access USA, Inc., we offer international shipment of select OTC health, beauty, and wellness products to over 160 countries. Vision Direct ships contact lenses and other vision products worldwide, primarily to the United States and Canada.

Customer Care

Our customer care representatives operate from our call center in Halifax, Nova Scotia, Canada and from our Bellevue, Washington headquarters. Our customer care specialists are available 24 hours a day, seven days a week via e-mail or telephone to handle customer inquiries and assist customers in finding desired products. The Help section of our website outlines store policies and provides answers to customers’ frequently asked questions. In addition, our pharmacists provide advice to customers about medications and other health-related issues.

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

In August 1998, we entered into a ten-year technology license and advertising agreement with Amazon.com, under which we have the right to license substantially all of Amazon.com’s technology for use in our business and to receive certain technological and advertising support from Amazon.com, and Amazon.com has the right to license substantially all of our technology for use in its business. Neither party may use the other’s technology to compete against the other. Currently, neither party has licensed any technology from the other under this agreement. If we were to be acquired by a competitor of Amazon.com and Amazon.com did not vote its shares of drugstore.com in favor of the transaction, we would lose our rights to use Amazon.com’s technology, if we are using any at that time. This agreement also restricts us from promoting on our website any company, other than drugstore.com, that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market.

Relationship with Rite Aid

In June 1999, we entered into a strategic relationship with Rite Aid. Through our agreements with Rite Aid, which expire in 2009, we have access to Rite Aid customers through the RiteAid.com website, which is powered by the drugstore.com website. All pharmacy orders processed through the drugstore.com website or the RiteAid.com website can either be shipped to the customer from our distribution center or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, picked up by the customer at any Rite Aid store. Rite Aid adjudicates and collects insurance reimbursement payments for prescription medications on our behalf.

In addition to providing for multi-channel delivery options, we and Rite Aid agreed to promote each other’s services both online and offline. For example, Rite Aid includes the drugstore.com pharmacy logo in Rite Aid’s own weekly circular advertisements, as well as on Rite Aid shopping bags, prescription vial caps, receipts, in-store signs and links from the Rite Aid website to the drugstore.com website. As part of our relationship with Rite Aid, we agreed to certain exclusivity provisions that limit our ability to promote, or affiliate with, any other brick-and-mortar retail drugstore within a five-mile radius of a Rite Aid store or to operate as a traditional brick-and-mortar drugstore, and Rite Aid agreed not to offer or sell products or services on the Internet other than through our website.

We are required to purchase our pharmaceutical inventory through Rite Aid, unless we are able to obtain better overall terms from another vendor. This arrangement enables us to take advantage of Rite Aid’s volume discounts and favorable credit terms. To date, we have not been able to obtain more favorable overall terms from any other supplier, and we currently expect that we will continue to purchase our pharmaceutical products inventory through Rite Aid. As a result of this agreement, Rite Aid is one of our largest suppliers. We also benefit from access to many of Rite Aid’s relationships with insurance companies and PBMs, which enables us to meet the needs of more customers because of the availability of insurance coverage to those customers.

We license certain Rite Aid information technology and pharmacy systems, which we currently use to adjudicate and process local pharmacy orders.

Competition

The market for health, beauty, wellness, vision, and pharmacy products is intensely competitive and highly fragmented. Our competitors in the OTC segment include chain drugstores, mass market retailers, warehouse clubs, supermarkets and, with respect to prestige beauty, health, and spa products, specialty retailers and major department stores. In our mail-order pharmacy and local pick-up pharmacy segments, we compete with chain drugstores, PBMs, insurers and other health care providers, mail-order prescription drug providers and other online pharmacies, both domestic and foreign. Foreign online pharmacies and “rogue” online pharmacies can often sell drugs to American residents at a lower price because they do not comply with U.S. pharmacy regulations, are not subject to U.S. regulatory oversight, or both. Our competitors in the vision segment include other online providers of contact lenses, national optical chains, eye care professionals, and mass-market retailers and warehouse clubs that provide prescription vision services. In addition, we compete with Internet portals and online service providers that feature shopping services, and with other online or mail-order retailers that offer products within one or more of our business segments.

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

Intellectual Property

We regard our intellectual property as critical to our future success, and we rely on a combination of patent, copyright, trademark, service mark, and trade secret laws, as well as contractual restrictions to establish and protect our proprietary rights in products and services. We own a number of domain names, hold three patents and have applied for seven others, have registered several trademarks, and have filed applications for the registration of a number of our other trademarks and service marks in the United States as well as several other countries. We have licensed in the past, and expect to license in the future, some of our proprietary rights to third parties. For example, Amazon.com has the right to license our technology, and we have granted nonexclusive rights to our trademarks and copyrighted material in connection with advertising and affiliate relationships.

Seasonality

Our OTC business is subject to seasonal variations in demand. Historically, the fourth quarter of each year has been our strongest sales quarter, primarily because of increased online shopping and our greater marketing efforts during the holiday season as well as increased purchases by customers using funds from flexible spending accounts. We do not believe that our mail-order pharmacy, local pick-up pharmacy or vision business segments are substantially affected by seasonality.

Employees

As of December 31, 2006, we had 732 full-time employees. However, employment levels fluctuate due to seasonal variations in our OTC business, and we hire independent contractors and temporary employees as needed to address demand. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Available Information

We file with and furnish to the Securities and Exchange Commission, or SEC, periodic reports, proxy and information statements, and other information. We make these documents available, free of charge, on our website at www.drugstore.com (under Corporate Information) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Directors and Officers

The following tables provide information regarding our directors and officers as of the date of this annual report:

Directors

Name	Age	Position
Dawn G. Lepore	52	President, Chief Executive Officer and Chairman of the Board, drugstore.com, inc.
Richard W. Bennet III	54	President and CEO, Direct Holdings Worldwide
Geoffrey R. Entress	43	Principal, Madrona Venture Group
Jeffrey M. Killeen	53	Chairman and CEO, GlobalSpec, Inc.
William D. Savoy	42	Consultant
Gregory S. Stanger	42	Venture Partner, Technology Crossover Ventures

Executive Officers

Name	Age	Position
Dawn G. Lepore	52	President, Chief Executive Officer and Chairman of the Board
Robert A. Barton	40	Vice President, Finance and Operations, and Chief Financial Officer
Robert Hargadon	50	Vice President, Human Resources
Yukio Morikubo	47	Vice President, General Counsel and Secretary
Jonathan N. Tinter	34	Vice President, Strategy and Chief Marketing Officer

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

Robert A. Barton has served as Vice President and Chief Financial Officer of drugstore.com since January 2001. In January 2007, Mr. Barton announced his intent to resign as Vice President and Chief Financial Officer. Mr. Barton will continue to serve as the Vice President and Chief Financial Officer of drugstore.com until the earliest of April 30, 2007, the date on which a successor commences his or her employment with drugstore.com, or such other date as mutually agreed between Mr. Barton and drugstore.com. Mr. Barton also served as Acting Chief Executive Officer from June 2004 to October 2004. He has served in various senior financial management and operational roles at drugstore.com since September 1998, including Vice President and General Manager of Pharmacy from June 2000 to January 2001. From August 1995 to September 1998, Mr. Barton served as the Director of Business Planning and also managed various accounting and analysis groups for AT&T Wireless Services, Inc., a wireless service provider. From February 1989 to August 1995, he served as an auditor with Deloitte & Touche LLP.

Robert Hargadon has served as Vice President, Human Resources of drugstore.com since November 2006. Mr. Hargadon served as the General Manager, Corporate Learning and Development for Microsoft Corporation from 2005 to 2006. He was at Boston Scientific, a medical device developer and manufacturer, from 1997 to 2005, initially as the Vice President, International Human Resources and later as the Vice President, U.S. Human Resources. From 1993 to 1997, Mr. Hargadon was the Vice President, Training and Development, Retail for Fidelity Investments, a financial services company. He has also worked as a consultant on a wide range of leadership, human resource and organization development assignments.

Yukio Morikubo has served as Vice President, General Counsel and Secretary of drugstore.com since November 2006. From April 2005 to September 2006, Mr. Morikubo was Vice President, General Counsel and Corporate Secretary of Advanced Digital Information Corporation, a provider of intelligent data storage hardware and software solutions that was acquired in August 2006 by Quantum Corporation. He served as Chief Counsel, International of Cingular Wireless, LLC, formerly AT&T Wireless Services, Inc., a wireless service provider, from 1996 to 1999 and again from 2000 until April 2005. Mr. Morikubo practiced with the law firm of Perkins Coie LLP from 1991 to 1996 and again in 1999. From 1984 to 1988, he served as an auditor and tax consultant with KPMG LLP.

Jonathan N. Tinter has served as Vice President, Strategy and Chief Marketing Officer of drugstore.com since July 2005. In March 2007, Mr. Tinter announced his intent to resign as Vice President, Strategy and Chief Marketing Officer effective as of March 21, 2007. Mr. Tinter served as Vice President, Strategy of drugstore.com from May 2005 to June 2005. From November 2004 to April 2005, he served as Vice President, e-Commerce at Cingular Wireless, a wireless service provider. From June 2002 to November 2004, he served as Vice President, Marketing Strategy at AT&T Wireless Services, Inc., a wireless service provider. From September 1999 to June 2002 he served in progressively senior roles at Mercer Management Consulting, a corporate strategy consulting firm, most recently as Principal.

Non-Executive Officers

Luke Friang has served as Vice President and Chief Information Officer of drugstore.com since January 2006. From 2001 to 2005, Mr. Friang was senior director of e-commerce technologies at Costco Wholesale Corporation, a membership warehouse retailer. Mr. Friang held a variety of positions from 1997 to 2001 in the e-commerce technology operations groups at The Spiegel Group, an apparel and home furnishings retailer.

Robert M. Hribernik has served as Vice President, Supply Chain of drugstore.com since June 2006. From 2002 to early 2006, Mr. Hribernik was a partner with The Progress Group, a logistics and supply chain company. From 2000 to 2002, Mr. Hribernik was Vice President, Global Supply Chain, for Baxter Healthcare Corp., a healthcare manufacturer.

Julie Johnston has served as Vice President, OTC Merchandising of drugstore.com since December 2006 and as the Senior Category Manager for Personal Care with drugstore.com from 2000 to 2006. From 1992 to 1999, Ms. Johnston served in a number of positions at Sears, Roebuck and Co., an international department store company, including Senior Buyer from 1996 to 1999.

Ronald E. Kelly has served as Vice President, Customer Care and Logistics of drugstore.com since June 2006, and as Senior Director of Site Development and Customer Care and Logistics for drugstore.com from 2003 to 2006. From 2001 to 2003, he served as Director of Customer Care with drugstore.com. From 1999-2001, Mr. Kelly served as a Senior Financial Analyst and later as Director of Procurement for drugstore.com.

David Lonczak was named as our Chief Marketing Officer in March 2006 and has served as our Vice President, Marketing since December 2006. In early 2006, Mr. Lonczak began serving as Senior Director of Marketing in Pharmacy for drugstore.com, and served as General Manager of Vision for drugstore.com from 2005 to 2006. From 2002 to 2005, Mr. Lonczak served in a number of positions with Cingular Wireless, LLC, formerly AT&T Wireless Services, Inc., a wireless service provider, including Vice President, eCommerce from 2004 to 2005.

Kathleen McNeill has served as our Vice President of Beauty since December 2006. She joined drugstore.com in June 2006 as our General Manager, Beauty. From 2005 to June 2006, Ms. McNeill served as Vice President of Flagship Stores with Bath and Body Works, a division of Limited Brands, Inc., a specialty retail company. From 2000 to 2005, Ms. McNeill served in a number of positions, including Skincare Merchandise manager with Sephora, USA, Inc., the cosmetic retailer division of Moët Hennessy Louis Vuitton, an international luxury products retailer.

Robert Potter has served as Vice President, Chief Accountant of drugstore.com since December 2006, and as Senior Director and Corporate Controller for drugstore.com from 2004 to 2006. Prior to joining drugstore.com, Mr. Potter served as Corporate Controller for Midstream Technologies, Inc., a technology company, from 2000 to 2004.

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

We have an accumulated deficit of $750.3 million through December 31, 2006. To date, we have not become profitable, and we may never achieve profitability. We expect to continue to incur net losses for at least the next year, and possibly longer. As a result, our stock price may decline and investors may lose all or a part of their investment in our common stock.

We may experience significant fluctuations in our operating results and rate of growth.

Our evolving business model and the unpredictability of our industry make it difficult for us to forecast accurately the level or source of our revenues and our rate of growth. We believe that, because of these factors, historical trends and quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied on as an indicator of our future performance. In the past, our operating results have sometimes been, and it is likely that in some future quarter or quarters they will be, below the expectations of investors and securities analysts. In that event, the price of our common stock may fall substantially, and investors may lose all or a part of their investment.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;

•	the frequency and size of customer orders and the quantity and mix of products our customers purchase;

•	changes in consumer acceptance and usage of the Internet, online services, and e-commerce;

•	the price we charge for our products and for shipping those products, or changes in our pricing policies or the pricing policies of our competitors;

•	the extent to which we offer free shipping or other promotional discounts to our customers;

•	our ability to acquire merchandise, manage inventory and fulfill orders;

•	technical difficulties, system downtime or interruptions;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	timing and costs of marketing and other investments;

•	disruptions in service by shipping carriers;

•	the introduction by our competitors of websites, products, or services;

•	the extent of reimbursements available from third-party payors;

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

•	the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate them into our business; and

•	changes in government regulation.

In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial additional operating losses.

A portion of our revenues is also seasonal in nature. Traditional retail seasonality affects our OTC business, resulting in higher revenues in the fourth quarter of each year as compared to other quarters. We may be unable to manage the increased sales effectively, and increases in inventory in anticipation of holiday sales could negatively affect our cash flow. In addition, sales of some health and beauty products are driven, to some extent, by seasonal purchasing patterns and seasonal product changes, such as diet products, cold and flu medications, and products with holiday-specific varieties. Consumer fads and other changes in consumer trends may also cause shifts in purchasing patterns, resulting in significant fluctuations in our operating results from one quarter to the next.

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

We may be unable to increase the migration of consumers of health, beauty, vision, and pharmacy products from brick-and-mortar stores to our online solution, which would harm our revenues and prevent us from becoming profitable.

If we do not continue to attract and retain higher volumes of online customers to our Internet stores at a reasonable cost, we will not be able to increase our revenues or achieve profitability. Our success depends on our ability to continue to convert a large number of customers from traditional shopping methods to online shopping for health, beauty, wellness, vision, and pharmacy products. Specific factors that could prevent widespread customer acceptance of our online solution include:

•	shipping charges, which do not apply to purchases made at a brick-and-mortar store;

•	delivery time associated with Internet orders, as compared to the immediate receipt of products at a brick-and-mortar store;

•	delays in deliveries to customers, particularly our West Coast customers;

•	lack of consumer awareness of our websites;

•	additional steps and delays in verifying prescriptions and ensuring insurance coverage for prescription products;

•	non-participation in the networks of some insurance carriers and pharmacy benefit managers, or PBMs;

•	regulatory restrictions or reform at the state and federal levels that could affect our ability to serve our customers;

•	the general acceptance or legalization of prescription drug re-importation;

•	customer concerns about the security of online transactions, identity theft or the privacy of their personal health information;

•	product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish or loss of customers’ trust in buying drugstore items online;

•	inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products;

•	delays in responses to customer inquiries;

•	difficulties or delays in returning or exchanging orders; and

•

activity that diminishes a user’s online experience or subjects online shoppers to security risks, such as viruses, spam, spyware, phishing (spoofing e-mails directed at Internet users), viruses and “denial of service” attacks directed at Internet service providers and online businesses, and breaches of data security.

If our marketing efforts are not effective at attracting and retaining customers at an acceptable cost, we will be unable to achieve profitability.

If we do not maintain our brand and continue to increase awareness of our products and services, we may not build a critical mass of customers. Promoting and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We believe that, because we are a small company with low public brand awareness, achieving significant market awareness will require significant marketing expense. To promote our brand and our products and services, we have incurred and expect to continue to incur substantial expense in our marketing efforts to both attract and retain customers. Our promotional activities may not be effective at building our brand awareness and customer base to the extent necessary to generate sufficient revenue to become profitable. For example, we spent over $5 million during 2005 on a new brand campaign, and we determined that the brand campaign did not produce results quickly enough to serve our near-term profitability goals. Search engine and other online marketing initiatives comprise a substantial part of our marketing efforts, and our success depends in part on our ability to manage costs associated with these initiatives, or find other channels to acquire and retain customers cost-effectively. The demand for and cost of online advertising has been increasing and may continue to increase. An inability to acquire and retain customers at a reasonable cost would increase our operating costs and prevent us from becoming profitable.

Our network and communications systems are vulnerable to system interruption and damage, which could harm our operations and reputation.

Our ability to receive and fulfill orders successfully is critical to our success and largely depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We experience periodic system interruptions that impair the performance of our transaction systems or make our websites inaccessible to our customers. These systems interruptions may prevent us from efficiently accepting and fulfilling orders, timely sending out promotional e-mails and other customer communications, introducing new products and features on our website, timely responding to customers, or providing services to third parties. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, which could cause them to avoid our websites, drive them to our competitors, and harm our reputation. To minimize future system interruptions, we need to continue to add software and hardware and improve our systems and network infrastructure to accommodate increases in website traffic and sales volume, replace aging hardware and software, and make up for several years of underinvestment in technology. We may be unable to timely and effectively upgrade and expand our systems and integrate additional functionality into our existing systems. Any unscheduled interruption in our services, especially during the holiday shopping season, could result in fewer orders, additional operating expenses or reduced customer satisfaction, any of which would harm our revenues and operating results and could delay or prevent our becoming profitable. In addition, the timing and cost of upgrades to our systems and infrastructure may substantially affect when and if we become profitable.

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

We conduct all of our fulfillment operations from our distribution facilities in Swedesboro, New Jersey and Ferndale, Washington. Our primary distribution center in New Jersey houses our entire product inventory except for our vision products, which are housed at our Washington facility. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack or other comparable event at either of these facilities, and in particular our New Jersey facility, would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a significant part of either of these facilities, and in particular our New Jersey facility, were destroyed or our operations were interrupted for any extended period of time, our business, financial condition and operating results would be harmed.

If we are unable to optimize management of our distribution centers, we may be unable to meet customer demand.

Our ability to meet customer demand may be significantly limited if we do not successfully operate our distribution centers. Because it is difficult to predict sales volume, we may be unable to manage our facilities in an optimal way, which may result in excess or insufficient inventory, warehousing, fulfillment, or distribution capacity. In addition, failure to control product damage and shrinkage effectively through security measures and inventory management practices could adversely affect our operating margins. Our margins and revenues may also be affected if we are unable to obtain products from manufacturers and wholesalers timely and on favorable terms. In addition, if we need to increase our distribution capacity sooner than anticipated, that expansion would require additional financing that may not be available to us on favorable terms when required, or at all.

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

Over the past several years, we have significantly expanded our operations and anticipate that we will continue to expand. Much of our past growth has come from the acquisition of other companies. Our past growth has placed, and we expect that our anticipated future operations and expansion will continue to place, a significant strain on our managerial, operational, financial, and other resources. Some of the administrative and operational challenges we have faced in the past as a result of our expansion and seasonal growth include the management of an expanded number of product offerings; the assimilation of financial reporting systems, technology and other systems of acquired companies; increased pressure on our senior management; and increased demand on our systems and internal controls. Our ability to manage our operations and expansion effectively depends on the continued development and implementation of plans, systems, and controls that meet our operational, financial, and management needs. If we are unable to develop or implement these plans, systems or controls or otherwise manage our operations and growth effectively, we will be unable to increase gross margins or achieve profitability and our business could be harmed.

The seasonality of our business places increased strain on our operations.

We expect the largest amount of our net sales to occur during our fourth quarter. If we do not stock or restock popular products in sufficient amounts such that we fail to meet customer demand, it could significantly affect our revenue and our future revenue. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce our gross margins. We may experience an increase in our shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If our systems and processes are not prepared to address peak volumes during high demand seasons, holidays, and events, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to staff our distribution centers adequately during these peak periods and delivery companies may be unable to meet the seasonal demand.

We are dependent on a limited number of fulfillment and distribution partners. If we are unable to obtain shipments of product from our vendors and deliver merchandise to our customers timely and cost-effectively, our business and results of operations would be harmed.

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

We have significant inventory risk.

We must maintain sufficient inventory levels to operate our business successfully and meet our customers’ expectations that we will have the products they order in stock. However, we must also guard against the risk of accumulating excess inventory. We are exposed to significant inventory risks as a result of rapid changes in product cycles, changes in consumer tastes, uncertainty of success of product launches, seasonality, manufacturer backorders, and other vendor-related problems. In order to be successful, we must accurately predict these trends and events, which we may be unable to do, and avoid over- or under-stocking products. In addition, demand for products can change significantly between the time product inventory is ordered and the time it is available for sale. When we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory would increase our expenses if we have too much inventory, and would harm our margins by requiring us to make split shipments for backordered items or pay for expedited delivery from the manufacturer if we had insufficient inventory. In addition, we may be unable to obtain certain products for sale on our websites, as a result of general shortages (for example, in the case of some prescription drugs), manufacturer policies (for example, in the case of some contact lenses and prestige beauty items), manufacturer or distributor problems, or popular demand. Failure to have inventory in stock when a customer orders it could cause us to lose that order or that customer. The acquisition of some types of inventory, or inventory from some of our sources, may require significant lead time or prepayment, and this inventory may not be returnable. We carry a broad selection of products and significant inventory levels of a substantial number of these products, and we may be unable to sell this inventory in sufficient quantities or during the relevant selling seasons. The occurrence of one or more of these inventory risks may adversely affect our business and operating results.

Our vendor relationships subject us to a number of risks.

We have significant vendors that are important to our sourcing of merchandise. We do not have long-term arrangements with most of our vendors to guarantee availability of merchandise, particular payment terms, or extension of credit limits. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other vendors in a timely and efficient manner and on acceptable terms, or at all.

Any errors in filling or packaging the prescription drugs or contact lenses we dispense may expose us to liability and negative publicity.

Errors relating to prescriptions, dosage and other aspects of the medication and contact lens dispensing process may result in liability for us that our insurance may not cover. Because we distribute pharmaceutical products and contact lenses directly to the consumer, we are one of the most visible participants in the distribution chain and therefore have increased exposure to liability claims.

Our pharmacists are required by law to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects, and other information deemed significant by the pharmacists. Our pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate those effects. This counseling is in part accomplished through e-mails to our customers and inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present to receive the counseling or advice or may not have provided us with all relevant information. Although we also post product information on our website, customers may not read this information. Providing information on pharmaceutical and other products creates the potential for claims to be made against us for negligence, personal injury, wrongful death, product liability, malpractice, invasion of privacy, or other legal theories based on our product or service offerings. Our general liability, product liability, and professional liability insurance may not cover potential claims of this type or may not be adequate to protect us from all liabilities that may be imposed if any such claims were to be successful.

Errors by either us or our competitors may also produce significant adverse publicity either for us or for the online pharmacy and vision industry in general. Because of the significant amount of press coverage on Internet retailing and online pharmacies, we believe that we are subject to a higher level of media scrutiny than other pharmacy product channels. The amount of negative publicity that we or the online pharmacy or vision industries receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by other pharmacies or eye care professionals making similar mistakes. We have no control over the pharmacy practices of our competitors, and we cannot ensure that our pharmacists or our prescription processing operate completely without error. We believe customer acceptance of our online shopping experience is based in large part on consumer trust, and errors by us or our competitors and related negative publicity could erode this trust or prevent it from growing. This could result in an immediate reduction in the amount of orders we receive, adversely affect our revenue growth, and harm our business and operating results.

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

Our success depends largely on the efforts and abilities of our senior management to execute our business plan. Changes in our senior management have been, and future changes, such as our impending change of chief financial officer or in our OTC leadership team, may be, disruptive to our business and may adversely affect our operations. For example, when we have changes in senior management positions, we may elect to adopt different business strategies or plans. Any new strategies or plans, if adopted, may not be successful and if any new strategies or plans do not produce the desired results, our business may suffer.

Our relationship with Rite Aid involves many risks and restricts our ability to promote, contract with, or operate traditional retail stores.

In June 1999, we entered into a series of agreements with Rite Aid that expire in June 2009. These agreements involve many aspects of our respective businesses and the operation of our respective websites, the fulfillment of orders, and the extension of Rite Aid’s insurance relationships to cover prescriptions processed by us. Our local pick-up pharmacy segment, under which prescriptions can be picked up by the customer at any Rite Aid store, depends on our relationship with Rite-Aid. If we were unable to maintain our relationship with Rite Aid, or do not extend the term of the agreement with Rite Aid, and were unable to establish a relationship with another company to offer local pick-up of prescriptions ordered through our website, or if Rite Aid were to close a significant number of its stores, our ability to generate revenue would be reduced and our business would suffer. In addition, we currently use Rite Aid’s systems to process prescription orders in both our local pick-up pharmacy segment and our mail-order pharmacy segment. If we were unable to maintain our relationship with Rite Aid and could not implement an alternative method for processing prescriptions, through either our own systems or those of a third party, we would be unable to maintain our pharmacy operations. The loss of our pharmacy sales, which comprised approximately 40% of our net sales in fiscal 2006, would greatly reduce our revenue and harm our business.

Our arrangement with Rite Aid is complex and requires substantial effort and attention to operate and manage successfully. We may not be able to accommodate changes that Rite Aid may make to its systems that we use, which may limit our ability to operate our business.

While Rite Aid has committed to promoting drugstore.com in its stores and in its advertising, we do not control the choice of ads in which we are featured, and this form of advertising may not result in additional drugstore.com customers. In addition, a substantial alteration of Rite Aid’s marketing efforts, or a breach by Rite Aid of its marketing obligations, could adversely affect our revenues and harm our business. While our relationship with Rite Aid substantially broadens our ability to provide prescription medications to consumers with insurance reimbursement plans, it may not allow all of our potential customers to purchase these medications from drugstore.com and receive insurance reimbursement, which could adversely affect consumer perceptions of us and our revenues. In addition, our relationship with Rite Aid contains limitations on the scope of our activities, including restrictions on our ability to promote, contract with or operate traditional retail stores, and the prohibition on our ability to become a PBM. We have also agreed not to contract with another traditional retail store to fill pharmacy product orders we receive unless a Rite Aid store is not conveniently located near a customer. These restrictions could limit our flexibility and ability to grow our business if our relationship with Rite Aid is not successful.

Our relationship with Amazon.com restricts some of our activities.

Our relationship with Amazon.com restricts our activities. Under our ten-year technology license and advertising agreement with Amazon.com, which we entered in August 1998, we are restricted from promoting on our website any other company that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market. This restriction could limit our flexibility and ability to expand our product and service offerings. In addition, if we were acquired by a competitor of Amazon.com and Amazon.com does not approve of the transaction, we would lose our rights to use Amazon.com’s technology, if we were then using any. We may not assign the technology license and advertising agreement without Amazon.com’s consent. The potential loss of these rights could inhibit offers to acquire us.

If we fail to maintain or enhance our strategic relationships to help promote our website and expand our product offerings, our development could be hindered.

We believe that our strategic relationships with Rite Aid, Internet portals, third-party distributors and manufacturers are critical to attract customers, facilitate broad market acceptance of our products and the drugstore.com brand, and enhance our sales and marketing capabilities. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners. Our business could be harmed if any of our strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under our agreements.

We may be unable to obtain the additional capital we need in the future to support our growth.

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

Pharmacy sales accounted for approximately 40% of our total revenue in fiscal year 2006. Sales of our pharmacy products depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, managed care organizations, PBMs and other organizations. These organizations are increasingly challenging the price and cost-effectiveness of medical products and services. The efforts of third-party payors to contain costs often place downward pressures on profitability from sales of prescription drugs. In addition, our products or services may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit.

In 2006, the Medicare Part D prescription drug benefit under the Medicare Prescription Drug Improvement and Modernization Act of 2003, or DIMA, became effective. As we expected, the Medicare Part D prescription drug benefit has negatively affected, and is likely to continue to affect, our business. Medicare Part D prescription drug coverage will likely increase the number of senior citizens with prescription drug coverage and reduce the number of customers who pay for their prescription drugs themselves. Customers who choose to obtain coverage under a Medicare Part D plan will likely purchase fewer drugs, or no longer purchase drugs, from us. Because we are not currently processing claims for Medicare Part D, we will be able to serve Medicare D customers only when those customers elect to go purchase outside of their Medicare Part D plan and purchase their prescriptions out-of-pocket, such as when the particular medication is not covered by the customer’s Medicare plans or when the customer’s purchase is not covered because of a deductible, co-payment or other exclusion. Moreover, the DIMA calls for significant changes to the formulas the Medicare program uses to calculate its payments for prescription drugs, as well as introduction of managed care elements and changes to the administration of the drug benefit program. When fully implemented, these changes could exert downward pressure on prescription drug prices and payments by the government, even as the number of people who use the Medicare benefits to pay for prescription drugs increases. All of these factors could adversely affect our drug prices and dispensing fees, and ultimately could reduce our profit margins.

In addition, our revenues from prescription drug sales may also be affected by health care reform initiatives of federal and state governments, including proposals designed to address other government programs, prescription drug discount card programs, changes in programs providing for reimbursement for the cost of prescription drugs by third-party payors, and regulatory changes related to the approval process for prescription drugs. These initiatives could lead to the enactment of additional federal and state regulations that may adversely affect our prescription drug sales.

If we are unable to obtain insurance reimbursement coverage for our customers, our ability to sell pharmacy products online could decrease, which would harm our revenues.

To obtain reimbursement on behalf of our customers for the prescription products that they purchase on our website, we must maintain relationships with insurance companies, managed health organizations, and PBMs, either directly or through our relationship with Rite Aid. Many of our direct agreements with insurance companies, PBMs, and third-party benefits companies are short-term, may be terminated with less than 30 days’ prior notice and are subject to unilateral amendment by the other party. If we are unable to establish, maintain and leverage our direct relationships with insurers, PBMs, and third-party benefit companies, and to the extent Rite Aid is unable to maintain its relationships or if these relationships do not extend to cover the prescriptions we process, our ability to obtain reimbursement coverage for our customers would be reduced. This would reduce the number of customers that fill prescriptions through our website, which would reduce our revenues.

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

We have acquired, and may in the future acquire, complementary or strategic businesses, technologies, services, and products as part of our strategy to increase our net sales and customer base. The process of integrating acquisitions into our business and operations has resulted in, and may in the future result in, unforeseen operating difficulties and expenditures. Integration of an acquisition also requires significant management resources that would otherwise be available for operation, ongoing development and expansion of our business. To the extent we miscalculate our ability to integrate and properly manage acquired businesses, technologies, services and products, or we depend on the continued service of acquired personnel who choose to leave, we may have difficulty in achieving our operating and strategic objectives. In addition, we may not realize the anticipated benefits of any acquisition.

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

Our business is subject to extensive federal, state and local regulations. For example:

•

entities such as drugstore.com engaging in the practice of pharmacy are subject to numerous federal and state regulatory requirements, including those relating to pharmacy licensing and registration, the dispensing of prescription drugs, pharmacy record keeping and reporting, and the confidentiality, security, storage and release of patient records;

•

the sale, advertisement and promotion of, among other things, prescription, OTC and homeopathic medications, dietary supplements, medical devices, cosmetics, foods, and other consumer products that we sell are subject to regulation by the Food and Drug Administration, or FDA, the FTC, the Consumer Product Safety Commission, and state regulatory authorities, as the case may be; and

•

our vision business is subject to the Fairness to Contact Lens Consumers Act and related regulations of the FTC, which require all patients to renew their contact lens prescriptions annually and requires third-party contact lens sellers, like Vision Direct, to verify these prescriptions in accordance with specified procedures.

As we expand our product and service offerings and more non-pharmaceutical products become subject to FDA, FTC and other regulation, more of our products and services will likely be subject to regulation. In addition, regulatory requirements to which our business is subject may expand over time, and some of these requirements may have a disproportionately negative effect on Internet retailers. For example, the federal government and a majority of states now regulate the retail sale of OTC products containing pseudoephedrine that might be used as precursors in the manufacture of illegal drugs. As a result, we are currently unable to sell these products to customers residing in states that require retailers to obtain a physical form of identification or maintain a signature log. Some members of Congress have proposed additional regulation of Internet pharmacies in an effort to combat the illegal sale of prescription drugs over the Internet, and state legislatures could add or amend legislation related to the regulation of nonresident pharmacies. In addition to regulating the claims made for specific types of products, the FDA and the FTC may attempt to regulate the format and content of websites that offer products to consumers. In addition, recently proposed legislation would place severe burdens on verifying contact lens prescriptions, and such burdens might reduce our customer base or dramatically increase our costs. Complying with regulations is time-consuming, burdensome, and expensive and could delay our introduction of new products or services.

As our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country in which we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could harm our business.

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

Increasing concern about privacy, spam, and the use and security of customer information could restrict our marketing efforts and harm our business.

Internet retailers are also subject to increasing regulation and scrutiny relating to privacy, spam, and the use and security of personal user information. These regulations, along with increased governmental or private enforcement (for example, by Internet service providers), may increase the cost of growing our business. Current and proposed regulations and enforcement efforts may restrict our ability to collect and use demographic and personal information from users and send promotional e-mails, which could be costly or harm our marketing efforts. For example, if one or more Internet service providers were to block our promotional e-mails to customers, our ability to generate orders and revenue could be harmed. Further, any violation of privacy, anti-spam, or data protection laws or regulations may subject us to fines, penalties, and damages and may otherwise have a material adverse effect on our business, results of operations and financial condition.

Restrictions imposed by, and costs of complying with, governmental regulation of the Internet and data transmission over the Internet could harm our business.

We are subject to the same federal, state, and local laws generally applicable to businesses, as well as those directly applicable to companies conducting business online, including consumer protection laws, user privacy laws and regulations prohibiting unfair and deceptive trade practices. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, user privacy, fraud, quality of products and services, taxation, advertising, intellectual property rights, and information security. Applicability of existing laws to the Internet relating to issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy could also harm our business. For example, U.S. and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted before the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. The restrictions imposed by, and the costs of complying with, current and possible future laws and regulations related to businesses conducted on the Internet could harm our business, operating results, and financial condition.

We may be unable to protect our intellectual property, and we may be found to infringe proprietary rights of others, which could harm our business, brand and reputation.

Our success depends in substantial part on our proprietary rights, including our technology, copyrights, trademarks, service marks, trade dress, trade secrets, and similar intellectual property. We rely on a combination of patent, trademark, trade secret, and copyright law, as well as contractual restrictions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, however, unauthorized parties may attempt to copy, obtain, and use technology or information that we regard as proprietary, such as our sales formats, the technology used to operate our website, our website content, and our trademarks. In addition, the laws of many countries do not protect our proprietary rights to the same extent as the laws of the United States.

We own a number of domain names, hold three patents and have filed applications for seven others, and have registered several trademarks and filed applications for a number of other trademarks in the United States and several other countries. We may be unable to secure the trademark registrations or patents for which we have applied, which could negatively affect our business. Our competitors or others may adopt marks or service names similar to ours, which could impede our ability to build brand identity and lead to customer confusion, and owners of other registered trademarks or trademarks that incorporate variations of our marks could bring potential trade name or trademark infringement claims against us. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark, and trade secret protection may not be available in such jurisdictions. Our business could be harmed if we are unable to protect or preserve the value of our trademarks, patents, copyrights, trade secrets, or other proprietary rights for any reason, or if we are subject to any claims or customer confusion related to our intellectual property or any failure or inability to protect our proprietary rights.

Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, or to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding or other efforts to protect our intellectual property could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Third parties have in the past, and may in the future, also assert claims against us alleging infringement, misappropriation, or other violations of patent, trademark, or other proprietary rights held by them, whether or not their claims have merit. For example, one of our subsidiaries was sued over alleged copyright and trademark violations based on use of “pop-up” advertising, although this action was settled in June 2004 without any material adverse effects to us. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claims, whether they are with or without merit or are determined in our favor, could be time-consuming, result in costly litigation, divert the attention of our management, cause service upgrade delays and harm our business or operating results. Furthermore, as a result of infringement claims we may be required to enter into costly royalty or licensing agreements, which may not be available on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to obtain suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, our business could be adversely affected.

The third-party licenses on which we rely may not continue to be available to us on commercially reasonable terms. The loss of such licenses could require us to incur greater cost or change our business plans, either of which could harm our business.

If people or property are harmed by the products we sell, product liability claims could damage our business and reputation.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by these products and may require us to take actions such as product recalls. Any such product liability claim or product recall may result in adverse publicity regarding us and the products we sell, which may harm our reputation. If we are found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could harm our business. Some of our vendors do not indemnify us against product liability. Further, our liability insurance may not be adequate to protect us from all liability that may be imposed as a result of these claims, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Any imposition of product liability that is not covered by vendor indemnification or our insurance could harm our business, financial condition and operating results.

If Internet use and the online drugstore market do not continue to grow, our ability to generate revenue will be harmed.

Consumer use of the Internet as a medium for commerce is still subject to a high level of uncertainty. If use of the Internet as a medium for commerce does not continue to grow or grows at a slower rate than we anticipate, our sales would be lower than expected and our business would be harmed. The number of Internet users and amount of Internet traffic continues to rise and the Internet infrastructure may not expand fast enough to meet the increased levels of demand. In addition, the Internet has experienced, and is likely to experience in the future, outages, delays, and other performance problems as a result of damage to portions of its infrastructure, increasing numbers of users, increasing bandwidth requirements, or problems caused by viruses, worms, and similar programs. These outages and delays could reduce the level of Internet usage and traffic, which could slow our rate of growth and harm our revenues.

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

As the Internet and online commerce industry evolve, we must license technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our web stores, proprietary technology and transaction-processing systems to meet customer requirements or emerging industry standards. Failure to successfully and timely do so could adversely affect our ability to build the drugstore.com brand and attract and retain customers.

We are subject to a number of risks related to payments we accept.

We accept payments by a variety of methods, including credit card and gift certificates. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud. For credit card payments, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering our profit margins. We are also subject to payment card association operating rules and certification requirements, which could change or be reinterpreted to make compliance difficult or impractical. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit card payments from our customers or facilitate other types of online payments, and our business and operating results could be adversely affected.

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

The operation of our distribution centers, the operations of any future distribution centers, the introduction of drop-shipping agreements with vendors, and other aspects of our evolving business, however, may result in sales and use tax collection obligations. One or more states or the federal government may seek, either through unilateral action or through federal legislation, to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do. Moreover, one or more states could begin to impose sales taxes on sales of prescription products, which are not generally taxed at this time, or impose sales taxes on sales of certain prescription products (such as those used for pets and farm animals). In either event, customers who order prescriptions at our website and pick them up at a Rite Aid store would be required to pay sales tax. In addition, we could be subject to significant fines or other payments for any past failure to comply with tax regulations. For example, the revenue agency of the state of New Jersey, where our primary distribution center is located, has asserted that we owe state sales tax on some of our prior sales to New Jersey residents from January 3, 2000 to December 29, 2001. We do not currently collect sales tax in New Jersey and, because we are currently appealing the assessment of back sales tax in the Tax Court in New Jersey, have not paid the amount of back sales tax that is being asserted. If we are unsuccessful in our appeal, the State of New Jersey may expand its assessment to include other years for which we did not collect sales tax. In addition, one or more other states may successfully assert that we should collect sales and use or other taxes on the sale of our products. Either of these could result in substantial tax liabilities for our past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business, financial condition, and operating results.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states and the U.S. Congress have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales, and at least 18 states recently began voluntarily collecting sales taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect and remit sales and use taxes in states other than Washington. In addition, applicable law does not currently require us to collect sales tax on the sales of prescription medications. If this law were to change, we would be required to collect and remit sales and use taxes for prescription products. The imposition of additional tax obligations on our business by state and local governments could create significant administration burdens for us, decrease our future sales, and harm our cash flow and operating results.

Certain stockholders own a significant amount of our common stock, which could discourage an acquisition of drugstore.com or make removal of incumbent management more difficult.

Amazon.com beneficially owns approximately 14% of our outstanding stock, and is entitled to designate a director to serve on our board of directors, currently Geoffrey R. Entress. Kleiner Perkins Caufield and Byers, or KPCB, owns approximately 12% of our outstanding stock, and Ziff Asset Management, L.P., or Ziff, owns approximately 11% of our outstanding stock. Because each owns a significant percentage of our capital stock, Amazon.com, KPCB, or Ziff, or more than one of them, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Furthermore, because of these substantial equity stakes in drugstore.com, competitors of Amazon.com, KPCB, or Ziff, or other potential acquirers could decide not to merge with, or acquire, us. In addition, in the case of a potential acquisition of drugstore.com by another party, a substantial equity stake in drugstore.com could prevent the tax-free treatment of an acquisition, making drugstore.com a less attractive acquisition candidate. In addition, if any of our significant stockholders were to sell a substantial quantity of their holdings in a short period of time, our stock price could decline.

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

In the past, securities class action and derivative litigation has often been brought against a company following periods of volatility in the market price of its securities. We have been named in such lawsuits in the past, including certain putative class action and derivative suits filed against us and certain of our current and former officers and directors in 2004. Although the courts dismissed these lawsuits, we may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and operating results and cause the trading price of our stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Bellevue, Washington, where we lease approximately 53,000 square feet under a lease that expires in July 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. We also lease office space of approximately 4,000 square feet in Vancouver, British Columbia, Canada, under a lease that expires in September 2008, which we are currently subleasing to a third party through September 2008. Our primary distribution facility for our OTC and mail-order pharmacy segments is located in Swedesboro, New Jersey, where we lease approximately 270,000 square feet under a lease that expires in December 2010, with options to renew for two additional five-year periods. The distribution facility for our vision segment is located in Ferndale, Washington, where we lease approximately 16,600 square feet under a lease that expires in July 2008, with an option to renew for an additional five-year period. We lease approximately 11,500 square feet under a lease that expires in March 2011 for our principal customer care center, which is located in Halifax, Nova Scotia, Canada.

We are in the process of assessing whether our New Jersey distribution center provides sufficient capacity to meet our demands and whether we are using that space most efficiently. We are considering overflow solutions for the latter part of 2007, as well as other longer-term capacity expansion plans that we may need to support our growth in 2008 and beyond. Our overall goal is to leverage our existing distribution center as much as possible. However, we are also looking at the possibility of establishing a second distribution center in the Western region of the United States in late 2007 or 2008. Management regularly reviews our anticipated requirements for all of our facilities and the costs and benefits associated with new facilities and, based on that review, may adjust other of our facilities needs, as well.

ITEM 3.	LEGAL PROCEEDINGS

See Note 8 of our consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part IV, Item 15 of this annual report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol “DSCM.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Market.

	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	$3.31	$2.51
Second Quarter	$3.64	$2.65
Third Quarter	$3.71	$2.51
Fourth Quarter	$4.02	$3.23

Fiscal Year Ended January 1, 2006
First Quarter	$3.84	$2.15
Second Quarter	$4.78	$2.13
Third Quarter	$4.30	$3.25
Fourth Quarter	$3.80	$2.50

Holders of Record

As of March 2, 2007, there were approximately 782 holders of record of our common stock, and a much larger number of beneficial owners.

Dividends

We have never declared or paid cash or stock dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have two equity-based compensation plans, our 1998 Stock Plan and our 1999 Employee Stock Purchase Plan (the “ESPP”). The following table provides information regarding securities issuable under these plans as of December 31, 2006. Purchase rights accruing under the ESPP during the offering period beginning August 1, 2006 are not included in the table, as the number of shares and exercise price were not determinable until the offering period expired on January 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,995,824	(1)	$3.49	(2)	6,623,268	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	18,995,824	(1)	$3.49	(2)	6,623,268	(3)

(1)	Represents the number of shares of common stock to be issued on the exercise of options outstanding under the 1998 Stock Plan.

(2)	Represents the weighted average exercise price per share of options outstanding under the 1998 Stock Plan.
(3)	Represents 4,329,484 shares available for future issuance under the 1998 Stock Plan and 2,293,784 shares available for sale under the ESPP.

Performance Graph

The graph below shows the relative investment performance of our common stock, the NASDAQ Stock Market Index and the Morgan Stanley High-Technology Index for the last five years. The following graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	12/30/2001	12/29/2002	12/28/2003	1/2/2005	1/1/2006	12/31/2006
Drugstore.com	$100	$121.76	$262.18	$176.17	$147.67	$189.64
NASDAQ Stock Market (U.S.) Index	$100	$68.59	$99.29	$109.47	$110.97	$121.54
Morgan Stanley High Tech Index	$100	$56.55	$90.93	$98.50	$101.32	$110.25

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$415,777	$399,430	$360,099	$245,733	$193,908
Loss before income taxes and cumulative effect of changes in accounting principles (1)	(13,026)	(20,899)	(48,715)	(18,649)	(41,429)
Income tax benefit	—	—	980	—	—
Cumulative effect of changes in accounting principles	—	—	—	—	(8,905)

Net loss	$(13,026)	$(20,899)	$(47,735)	$(18,649)	$(50,334)

Basic and diluted loss per share:
Prior to cumulative effect of changes in accounting principles	$(0.14)	$(0.23)	$(0.62)	$(0.27)	$(0.61)
Cumulative effect of changes in accounting principles	—	—	—	—	(0.13)

	$(0.14)	$(0.23)	$(0.62)	$(0.27)	$(0.74)

Weighted average shares outstanding used to compute basic and diluted loss per share	93,405,405	90,808,817	76,650,915	69,148,872	67,762,667

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$40,639	$46,463	$34,219	$43,572	$61,867
Cash dividends declared per common share	—	—	—	—	—
Working capital	37,451	40,350	27,719	32,043	54,433
Total assets	168,322	170,563	158,511	184,412	128,504
Long-term debt obligations, less current portion	1,839	2,685	1,807	600	452
Total stockholders’ equity	$92,678	$96,271	$87,128	$128,218	$93,940

(1)	Includes impairment charges to long-lived assets of $27,460 in 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this annual report.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this annual report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “targets,” “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “plan,” “forecast,” “continue,” “remain,” “would,” “should,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from that contemplated or implied by such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, changes in consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, changes in senior management, risks related to systems interruptions, possible governmental regulation and the ability to manage a growing business. These and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the following discussion and in the section entitled “Risk Factors” in Part I, Item 1A of this annual report. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision and pharmacy products. We believe that we offer a better way for consumers to shop for these products through our web stores, including those located on the Internet at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com and www.lensquest.com.

We operate on a 52/53-week retail calendar, with each quarter in a 52-week fiscal year representing a 13-week period. Fiscal years 2006 and 2005 were 52-week fiscal years and fiscal year 2004 was a 53-week fiscal year, with the fourth quarter representing a 14-week period. References in the following discussion to yearly periods are to fiscal years, unless the context indicates otherwise. The year “2006” refers to the fiscal year ended December 31, 2006, “2005” refers to the fiscal year ended January 1, 2006, and “2004” refers to the fiscal year ended January 2, 2005.

2006 Highlights.    During the latter half of fiscal year 2005 and the first half of fiscal year 2006, we performed a comprehensive strategic review of each of our business segments to evaluate the profitability of each customer order and partnership. As a result of our analyses, we eliminated or adjusted the price on several thousand over-the-counter, or OTC, SKUs and reduced our net shipping costs by revising our shipping policies, introducing weight- and location-based surcharges for certain customer orders, and negotiated lower shipping rates from our primary shipping carrier. In addition, we terminated our low-margin wholesale OTC fulfillment agreement with Amazon.com, renegotiated the terms of our agreement with Weil Lifestyle, LLC, or Weil, terminated several unprofitable agreements with third-party prescription benefit providers, and decided not to participate in the low-margin Medicare Part D prescription drug program. We also exited an unprofitable relationship with a pharmacy benefits management company, or PBM, in the second half of 2006. These profitability initiatives resulted in improved OTC gross margins, which increased by 160 basis points, to 29.4%, and total gross margins, which increased by 110 basis points, to 21.6%, for the year ended December 31, 2006 as compared to the year ended January 1, 2006. These initiatives also positively affected our contribution margin dollars, which increased year-over-year to $59.0 million, or 20%, primarily as a result of improved OTC contribution margin dollars, which increased year-over-year by $8.5 million, or 27%. Although these profitability initiatives resulted in loss of revenue (albeit revenue from unprofitable business), we achieved year-over-year revenue growth of 4%. This growth occurred primarily in our OTC segment, with OTC net sales increasing by $17.4 million, or 9.6%, and core OTC net sales (a non-GAAP measure defined below) increasing by $29.3 million, or 17.7%, for fiscal year 2006 compared to fiscal year 2005.

Business Segments; Growth Strategies.    We operate our business in four business segments: OTC; mail-order pharmacy; local pick-up pharmacy; and vision.

•

Over-the-counter (OTC).    Our OTC segment includes all non-prescription products sold online through our web stores at www.drugstore.com and www.beauty.com or over the telephone, including customized nutritional supplements sold through our subsidiary CNS. Before December 31, 2005, we recognized all sales of customized vitamins through CNS on a gross basis, net of promotional discounts, cancellations, rebates and returns allowances. On December 31, 2005, we entered into a fulfillment agreement with Weil. Under the terms of the new agreement, which replaced our previous agreement with Weil, we recognize the revenue associated with the fulfillment of customized vitamins sold through Weil on a net basis. Until November 9, 2005, our OTC segment also included product revenues and fulfillment fees received under our wholesale OTC fulfillment agreement with Amazon.com, Inc., under which we acted as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. Effective November 9, 2005, we terminated this agreement. The change in the terms of our agreement with Weil, which led us to recognize revenue on a net basis for the substantial majority of our 2006 CNS revenue, and the termination of the Amazon.com wholesale OTC agreement make it more difficult to provide a meaningful year-over-year comparison. Accordingly, in this annual report we refer to our “core OTC” net sales, which is a non-GAAP measure that excludes from OTC net sales wholesale OTC net sales of $6.3 million for the year ended January 1, 2006 and CNS net sales of $2.4 million and $8.0 million for the years ended December 31, 2006 and January 1, 2006. Our management believes that the presentation of core OTC net sales and related information provides useful information to the company and its investors, because it excludes specific items that are no longer indicative of our core operating results and facilitates a more meaningful comparison of year-over-year results of our OTC segment. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items, which encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. In 2007, we will continue to focus on improving our customers’ shopping experience by enhancing our internal search technology and website conversion, expanding our category offerings through the introduction of our drop ship program and making key investments in our prestige Beauty.com website.

•

Mail-Order Pharmacy.    Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online through the pharmacy section of the www.drugstore.com web store or over the telephone and delivered to customers through our mail-order facility. We procure our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription fulfillment services for PBMs. We sell over 5,000 prescription drugs, including many specialty drugs for the treatment of chronic conditions such as cancer, HIV and multiple sclerosis, which are not carried by brick-and-mortar pharmacies, and require special handling or service. In this segment, we focus our marketing efforts directly to consumers online and through doctors to maximize growth in our cash prescription and specialty pharmacy business. In addition to the sale of prescription drugs, we sell advertising on our website, to monetize the more than one million unique visitors per month researching drugs and other healthcare content provided on the site. We anticipate that continued growth in this segment in 2007 will substantially depend on our ability to grow prescription volumes through these efforts. We anticipate that our decision not to participate in the low-margin Medicare Part D prescription drug benefit program offered by the U.S. government will continue to have a negative impact on our growth but a favorable impact on our gross margin.

•

Local Pick-Up Pharmacy.    Our local pick-up pharmacy business segment includes prescription refills sold online through the www.drugstore.com web store or the www.RiteAid.com web store (which is powered by the www.drugstore.com web store) or over the telephone and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and e-mail refill reminders. In 2007, we anticipate that net sales in the local pick-up pharmacy segment will not be a significant source of growth, as we continue to focus the majority of our marketing efforts on our OTC segment.

•

Vision.    The vision segment includes contact lenses sold through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com and www.lensquest.com, or over the telephone at 1-800-VISIONDIRECT. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2007, we are focusing on a strategy of balancing customer acquisition with net margin in order to maximize our profits, rather than focusing exclusively on revenue growth.

Revenues.    We generate revenue primarily from product sales and shipping fees. In 2006, we reported consolidated total net sales of $415.8 million, which reflected a $16.3 million, or 4%, increase over 2005. Our net sales growth was driven by a 6% increase in our total order volume to 5.4 million orders, partially offset by a 2% decline in our average net sales per order to $77. Our net sales benefited from strong year-over-year growth in our OTC segment, which grew by 10% over 2005, and specifically core OTC net sales (which excludes wholesale and CNS net sales), which increased by 18% over 2005. In addition, net sales in our local pick-up pharmacy and vision segments increased 5% and 6%, respectively, year-over-year, while net sales in our mail order pharmacy segment decreased by 11% year-over-year.

Expenses.    Our operating expenses, including cost of goods sold, decreased as a percentage of net sales to 104% in 2006 compared to 106% in 2005. The decrease reflects both a favorable shift in our product mix and significant improvement in OTC margins due to the success of the profitability initiatives described above. Our marketing expenses decreased as a percentage of net sales as a result of the conclusion of our brand campaign in the first quarter of 2006. Our general and administrative expenses also decreased year-over-year as a percentage of net sales in 2006. These declines were partially offset by an increase in technology and content expenses as a percentage of net sales, as a result of ongoing enhancements to our IT infrastructure. During the first quarter of 2006, we adopted the provisions of Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, or FAS 123(R), which requires the recognition of the fair value of stock-based compensation. As a result, stock-based compensation expense increased $4.7 million, or 1% of net sales, during 2006, compared to 2005.

Net Loss; Cash Position.    Our net loss for the year ended December 31, 2006 decreased by 38%, or $7.9 million, to $13.0 million, compared to $20.9 million for the year ended January 1, 2006. We ended 2006 with $40.6 million in cash, cash equivalents and marketable securities, compared to $46.5 million at the end of 2005. This balance reflects the use in 2006 of $1.1 million to fund operating activities, $7.6 million for capital expenditures, and $2.2 million to repay debt obligations, offset by proceeds of $2.7 million from the exercise of employee stock options and purchases under our employee stock purchase plan, and proceeds from debt borrowings of $2.3 million.

Significant Accounting Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC defines a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. We have included additional information about our significant accounting policies in Note 1 of our consolidated financial statements included in Part IV, Item 15 of this annual report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

Revenues from sales of OTC (other than Weil-related CNS sales, as described below), mail-order pharmacy, and vision products are recorded net of promotional discounts, cancellations, rebates, and returns allowances. Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price or fee earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Return allowances, which reduce product sales by our estimate of expected product returns, are estimated using historical experience. Historically, product returns and differences between our estimates and actual returns have not been significant.

Revenues from sales of customized vitamins sold through our fulfillment agreement with Weil are recognized when products are shipped and title passes to the customer. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record revenues generated by the Weil agreement in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer and we do not bear general inventory risk associated with these sales. Non-Weil customized vitamin sales are recognized on a gross basis, net of promotional discounts, cancellations, rebates, and returns allowances. (Before we entered into the new fulfillment agreement with Weil on December 31, 2005, we also recognized Weil customized vitamin sales on a gross basis, net of promotional discounts, cancellations, rebates, and returns allowances.) Net sales in our OTC segment also include consignment service fees earned under our agreement with General Nutrition Corporation, or GNC, and agreements with other consignment vendors, which are also recorded on a net basis, because we do not take title to the inventory and do not establish pricing.

Effective November 9, 2005, we terminated our agreement with Amazon.com. Prior to the termination, we recognized revenues from sales of OTC products ordered through the Amazon.com website and fulfilled by drugstore.com when we shipped the products from our distribution center. In accordance with EITF 99-19, we recorded fulfillment fees and revenues generated by the Amazon.com agreement in our OTC segment on a gross basis, because we acted as a principal, based on the fact that we bore general inventory risk associated with these sales. Neither party had any material obligations following termination.

Revenues from sales of prescription products ordered online or by telephone through the drugstore.com web store or the RiteAid.com web store (which is powered by the drugstore.com web store) for pick-up at a Rite Aid store, including co-payments received and collected on our behalf by Rite Aid, are recognized when the customer picks up the product. In these circumstances, we use Rite Aid as our fulfillment partner. In accordance with EITF 99-19, we record revenues in our local pick-up pharmacy segment on a gross basis, because we act as a principal, based on the fact that, among other things, we bear both inventory risk and credit and collection risk associated with these sales.

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

From time to time, we provide incentive offers to our customers to encourage purchases. Such offers include discounts on specific current purchases, or future rebates based on a percentage of the current purchase, as well as other offers. Discounts, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in net sales. Rebates are treated as a reduction to the sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers. Historically, our redemption rates have not differed materially from our estimates, which we adjust quarterly.

Inventories

We value our inventories at the lower of cost (using the weighted-average cost method) or the current estimated market value. We regularly review inventory quantities on hand and adjust our inventories for shrinkage and slow-moving, damaged, and expired inventory, which is recorded as the difference between the cost of the inventory and the estimated market value based on management’s assumptions about future demand for the products we offer and market conditions. We use a variety of methods to reduce the quantity of slow-moving inventory, including reducing sales prices on our websites, negotiating returns to vendors, and liquidating inventory through third parties. If our estimates of future product demand or our assumptions about market conditions are inaccurate, we could understate or overstate the provision required for excess and obsolete inventory. Historically, inventory reserves have not differed materially from our estimates.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangibles, or FAS 142, we test for impairment of goodwill at the beginning of the fourth quarter and whenever indicators of impairment occur. The first phase of the test screens for impairment. If impairment is determined, the second phase measures the amount of impairment by comparing the fair value of the applicable reporting unit to its carrying value. Fair value is determined using either a discounted cash flow methodology or methodology based on comparable market prices.

We review our indefinite-lived intangible assets for impairment when indicators of impairment occur and annually at the beginning of the fourth quarter. We compare the carrying value of the asset to its estimated fair value and record an impairment charge when the carrying value of the asset exceeds the estimated fair value.

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

If our estimates of revenue growth or future cash flows prove to be inaccurate, we may have a future impairment of goodwill, other intangible assets, or long-lived assets.

Stock-Based Compensation

Effective January 2, 2006, we adopted the fair value recognition provisions of FAS 123(R) using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under the modified-prospective-transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123(R), recognized over the vesting period of the underlying options using the multiple-option approach, (b) compensation cost for all share-based payments granted on or subsequent to January 2, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R), recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the 1999 ESPP, which is based on the fair value estimated in accordance with the provisions of FAS 123(R) and is not considered material to our overall consolidated financial statements.

We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single-option approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Our computation of expected volatility is based on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Our computation of expected life is determined using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107. Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which results in a six-year expected term. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards do not correspond with the terms for which interest rates are quoted, we average the periods to determine the rate from the available term maturities. A dividend yield of 0% is considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we consider historical voluntary termination behavior in addition to analyzing actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. An estimated forfeiture rate of approximately 35% is applied to non-management and management employee subgroups based on the weighted average termination behavior of those subgroups. A forfeiture rate of 0% is applied to our chief executive officer, board members, and non-employees. Prior to the adoption of FAS 123(R), we recognized the impact of forfeitures when they occurred. A change in our estimated forfeiture rate results in a retrospective increase or decrease in stock-based compensation in the period of change. Any such revisions to the estimates we use to calculate the fair value of our stock-based awards could have a material impact on our results of operations and financial position. See Note 11 of our consolidated financial statements, Employee Benefit Plans, included in Part IV, Item 15 of this annual report.

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

Acquisitions

International Vision Direct Corp.

On December 8, 2003, we acquired Vision Direct, an Internet retailer of contact lenses. Under the terms of the acquisition agreement, we acquired Vision Direct for $56.6 million in aggregate consideration. In 2004, we recorded an impairment charge of $22.8 million to reduce the carrying value of the goodwill related to our Vision Direct business to its fair value. In addition, in 2004, we recorded an impairment loss of $4.7 million on other intangible assets related to the Vision Direct business.

For further detail regarding this acquisition, assets and liabilities acquired, and impairment charges related to these assets, see Notes 2, 5 and 6 of our consolidated financial statements included in Part IV, Item 15 of this annual report.

Custom Nutrition Services

On April 28, 2003, we acquired Concept Development, LLC, conducting business under the name Custom Nutrition Services, a company providing personalized nutrition services to consumers. Under the terms of the acquisition agreement, we acquired CNS for $4.3 million in aggregate consideration, including 635,593 shares of our common stock having an aggregate fair value of $2.5 million (45,000 shares of which we later recovered from escrow). The shares were held in escrow during a contingency period that expired in December 2003. The acquisition agreement also provided for the payment by us of additional purchase consideration of up to $10.0 million, payable over three years, based on the future attainment of specific performance targets by the CNS business. During each of fiscal years 2005 and 2004, we paid $56,000 to the sellers of the CNS business under this earn-out provision.

For more detail regarding this acquisition and assets and liabilities acquired, see Notes 2 and 5 of our consolidated financial statements included in Part IV, Item 15 of this annual report.

Results of Operations

Net Sales

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	(in thousands, except per order data)
Total net sales	$415,777	4.1%	$399,430	10.9%	$360,099
Total customer orders shipped	5,416	5.8%	5,119	8.4%	4,721
Average net sales per order	$77	(1.6)%	$78	2.3%	$76

Net sales include gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, and other allowances. Net sales also include consignment service fees earned from our arrangement with GNC and other consignment vendors, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are recorded on a net basis and constitute approximately 1% of total net sales in each period presented. Net sales in 2005 and 2004 included fulfillment fees and product revenue from our wholesale OTC fulfillment agreement with Amazon.com, which we terminated in November 2005. Also included in net sales in 2005 and 2004, recorded on a gross basis, are sales of customized nutritional supplements sold through CNS, which, effective December 31, 2005, are now primarily recorded on a net basis under our fulfillment agreement with Weil. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, the co-payment is billed to the customer’s credit card and the remainder of the prescription price is billed to insurance. Sales of pharmaceutical products covered by insurance are recorded as the sum of the amounts received from the customer and the third party. Sales made to Amazon.com under our terminated wholesale OTC fulfillment agreement were billed directly to Amazon.com and recorded at the gross amount received from Amazon.com.

Total net sales increased in 2006 compared to the prior year, primarily as a result of a 6% increase in order volume, to 5.4 million orders from 5.1 million in 2005, and were partially offset with a 2% decrease in the average net revenue per order, to $77. The order growth was primarily driven by growth in our OTC segment, and to a lesser extent, in our local-pick up segment. Our average net revenue per order decreased in our OTC segment and local-pick up segments in 2006, offset by growth in our average net revenue per order in our mail-order pharmacy and vision segments. Total net sales increased in 2005, compared to the prior year, primarily as a result of an 8% increase in order volume (11% on a comparative 52-week basis), to 5.1 million from 4.7 million in 2004, and, to a lesser extent, a 2% increase in average net revenue per order, to $78. Order volume increased from 2004 primarily as a result of strong growth in our OTC and mail-order pharmacy segments. Average net revenue per order increased in 2005 compared to 2004 as a result of growth in net sales per order in each of our segments, particularly within our mail-order pharmacy segment. Revenues from repeat customers increased year-over-year to 81% of total net sales in 2006 compared to 79% in 2005 and 74% in 2004.

OTC Net Sales

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	(in thousands, except per order data)
OTC net sales	$197,964	9.6%	$180,566	16.3%	$155,316
Segmented net sales information:
% of total net sales from OTC	47.6%		45.2%		43.1%
Average net sales per order	$56	(1.5)%	$57	—	$57

Net sales in our OTC segment increased in 2006 compared to the prior year, as a result of an increase in order volume. The number of orders in our OTC segment grew year-over-year by 12% to 3.5 million in 2006, compared to 3.2 million in 2005. Our core OTC net sales, which excludes CNS net sales of $2.4 million in 2006 and $8.0 million in 2005, and wholesale OTC net sales and fulfillment fees of $6.3 million in 2005, increased by 18% to $195.6 million in 2006 compared to $166.2 million in 2005. The number of orders in our core OTC segment grew by 21% to just under 3.5 million in 2006 compared to 2.8 million in 2005. Average net sales per order for our OTC segment decreased to $56 in 2006 compared to $57 in 2005 and average net sales per order for our core OTC segment decreased to $57 in 2006 compared to $58 in 2005, as a result of our profitability initiatives related to shipping and our efforts to maintain competitive pricing, which reduced our average number of units per order.

Net sales in our OTC segment increased in 2005 compared to the prior year, primarily as a result of an increase in order volume. Our core OTC net sales, which exclude CNS net sales of $8.0 million in 2005 and $8.3 million in 2004, and wholesale OTC net sales and fulfillment fees of $6.3 million in 2005 and $14.1 million in 2004, increased by 25% to $166.2 million in 2005 compared to $132.9 million in 2004. On a comparative 52-week basis, OTC net sales increased 19% and, excluding CNS and wholesale OTC, increased 27%. The number of orders in this segment grew by 15% to 3.2 million in 2005, compared to 2.7 million in 2004, reflecting increases in the numbers of both repeat orders from existing customers and orders from new customers, offset by a decline in wholesale OTC orders. Average net sales per order for our OTC segment remained flat at $57 for both 2005 and 2004 and average net sales per order for our core OTC segment remained flat at $58 in 2005 and 2004. During 2006, 2005 and 2004, we generally did not implement material price changes in our OTC products.

The number of customer orders includes new and repeat orders made through the drugstore.com website and the websites of our subsidiaries, orders generated through our fulfillment agreement with Weil, and orders generated through our wholesale OTC fulfillment agreement with Amazon.com. The increase in OTC order volume was driven by increased orders from both new and repeat customers as a result of the 8% increase in our active customer base to approximately 2.2 million and our continued efforts to improve customer retention and conversion. OTC wholesale orders and Weil-related orders (after December 31, 2005) are included in the number of total orders but are considered neither repeat nor new orders for calculating repeat orders as a percentage of total orders.

Mail-Order Pharmacy Net Sales

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	(in thousands, except per order data)
Mail-order pharmacy net sales	$67,379	(10.9)%	$75,612	18.3%	$63,936
Segmented net sales information:
% of total net sales from mail-order pharmacy	16.2%		18.9%		17.8%
Average net sales per order	$164	12.0%	$147	8.1%	$136

Net sales in our mail-order pharmacy segment decreased in 2006 compared to the prior year as a result of decreases in order volume, partially offset by increases in average net sales per order. Included in net sales of our mail-order pharmacy segment in 2006 were wholesale orders to one party totaling $3.5 million, which increased our average net sales per order by $9 in 2006. In addition to the wholesale orders, average net sales per order increased $8 in this segment in 2006 compared to the prior year as a result of selling a larger proportion of higher-priced brand-name and specialty drugs, increases in prescription prices of approximately 5% resulting primarily from brand-name product inflation, and pricing adjustments to certain SKUs resulting from our review of the pricing and profitability of our pharmaceutical SKUs. The number of orders in this segment decreased 20% to 411,000 in 2006 compared to 515,000 in 2005. These decreases reflected a 23% decrease in orders from PBM partnerships primarily due to our decision to exit unprofitable PBM partnerships, and a 19% decrease in orders from customers, both new and repeat, primarily due to our decision not to participate in the low-margin Medicare Part D prescription drug benefit program offered by the U.S. government.

Net sales in our mail-order pharmacy segment increased in 2005 compared to the prior year, as a result of increases in order volume and average net sales per order. On a comparative 52-week basis, net sales in our mail-order pharmacy segment increased by 21% in 2005, compared to 2004. The number of orders in this segment grew by 10% to 515,000 in 2005, compared to 471,000 in 2004, reflecting year-over-year increases in the numbers of both repeat orders from existing customers and orders from new customers. The average net sales per order in this segment increased in 2005, compared to the prior year, as a result of a larger proportion of customers purchasing supply quantities of 90 days or more, as well as increases of approximately 6% in the average price per prescription resulting from higher pharmaceutical costs.

Local Pick-up Pharmacy Net Sales

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	(in thousands, except per order data)
Local pick-up pharmacy net sales	$100,654	4.7%	$96,126	4.0%	$92,440
Segmented net sales information:
% of total net sales from local pick-up pharmacy	24.2%		24.1%		25.7%
Average net sales per order	$106	(2.8)%	$109	4.8%	$104

Net sales in our local pick-up pharmacy segment increased in 2006 compared to the prior year, as a result of an increase in order volume, partially offset by decreases in average net sales per order. The number of orders in this segment increased to 948,000 in 2006 compared to 880,000 in 2005, as a result of increased repeat customer orders. The decrease in average net sales per order resulted primarily from a 5% decline year-over-year in the average number of prescriptions filled per order and a lower number of higher-priced brand-name prescriptions filled compared to lower-priced generic prescriptions filled.

Net sales in our local pick-up pharmacy increased in 2005 compared to the prior year, as a result of an increase in average net sales per order. On a comparative 52-week basis, net sales in our local pick-up pharmacy segment increased by 6% in 2005, compared to the prior year. The number of orders in this segment remained relatively flat at 880,000 in 2005, compared to 892,000 in 2004. The average net sales per order in this segment increased in 2005, compared to the prior year, as a result of increases in the average price per prescription paid by the customer and the average number of prescriptions per order.

Rite Aid drives orders in this segment through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and e-mail refill reminders.

Vision Net Sales

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	(in thousands, except per order data)
Vision net sales	$49,780	5.6%	$47,126	(2.6)%	$48,407
Segmented net sales information:
% of total net sales from vision	12.0%		11.8%		13.4%
Average net sales per order	$90	9.9%	$82	3.8%	$79

Net sales in our vision segment increased in 2006 compared to the prior year, as a result of an increase in average net sales per order, partially offset by a slight decrease in order volume. The increase in net sales per order was driven primarily by selling a greater proportion of higher-priced, newer-technology contact lenses, and to a lesser extent, price increases for certain SKUs (none of which were individually material) and an increase in the average number of items per order. These increases were partially offset by increased discount and promotional offers. The number of orders in this segment decreased to 551,000 in 2006 compared to 572,000 in 2005, as a result of decreased new customer orders.

Net sales in our vision segment decreased in 2005 compared the prior year, as a result of a decrease in order volume, partially offset by an increase in the average net sales per order. On a comparative 52-week basis, net sales in our vision segment remained flat. The number of orders in this segment decreased to 572,000 in 2005 compared to 615,000 in 2004, as a result of fewer orders from new customers. The average net sales per order increased primarily from an increase in the average number of items per order and increased purchases of higher-priced specialty contact lenses.

Customer Data

Approximately 1.3 million new customers placed orders during 2006, increasing our total customer base to approximately 8.5 million customers since inception. Orders from repeat customers as a percentage of total orders increased year-over-year to 75% for 2006 compared to 72% for 2005 and 67% for 2004, as a result of an increase in our trailing 12-month active customer base. The year-over-year increase in orders from repeat customers as a percentage of total orders in 2006 and 2005 primarily resulted from improved customer retention and increased order frequency. In addition, to a lesser extent, this increase reflects the inclusion of 225,000 and 352,000 wholesale OTC orders in total orders for 2005 and 2004, compared to no such orders in 2006. OTC wholesale orders and Weil-related orders (after December 31, 2005) are included in the number of total orders but are considered neither repeat nor new orders for calculating repeat orders as a percentage of total orders.

Cost of Sales

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
Cost of sales	$326,036	2.7%	$317,366	10.6%	$286,858
Percent of total net sales	78.4%		79.5%		79.7%

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage and damaged, slow-moving and expired inventory, outbound and inbound shipping costs, and expenses related to promotional inventory included in shipments to customers. Payments that we receive from vendors in connection with volume purchase or rebate allowances and payment discount terms are netted against cost of sales.

Total cost of sales increased in absolute dollars in 2006 and 2005, compared to the prior year, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales decreased in 2006, compared to the prior year, as a result of lower net shipping loss, a larger proportion of net sales in our OTC segment, which is our highest-margin segment, and improved margins resulting from our operational initiatives, including the review of pricing and profitability of our OTC SKUs. Cost of sales as a percentage of net sales decreased slightly in 2005, compared to 2004, primarily as a result of higher product margins in our OTC segment, partially offset by higher shipping costs.

Our revenues from shipping charges to customers are included in net sales and were $13.6 million in 2006, $11.1 million in 2005 and $10.2 million in 2004. Outbound shipping costs are included in cost of sales and were $21.9 million in 2006, $21.4 million in 2005 and $17.5 million in 2004. As part of our profitability initiatives, in 2006, we eliminated free 3-day shipping on orders of $99 or more, added shipping surcharges for shipments to Alaska, Hawaii, U.S. Territories, and APO/FPO military addresses, added a weight-based shipping surcharge for orders over 20 pounds, and secured a lower contractual rate from one of our shipping carriers. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
OTC cost of sales	$139,674	7.2%	$130,346	15.0%	$113,354
Segmented cost of sales information:
OTC cost of sales as a % of OTC net sales	70.6%		72.2%		73.0%

Cost of sales in our OTC segment increased in absolute dollars in 2006 compared to the prior year, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales in this segment decreased in 2006 compared to the prior year, primarily as a result of improved margins resulting from our OTC SKU profitability initiatives, and lower per-order net shipping costs resulting from revisions to our shipping policies.

Cost of sales in this segment increased in absolute dollars in 2005 compared to the prior year, as a result of growth in order volume and net sales. Cost of sales as a percentage of net sales in this segment decreased in 2005 compared to 2004, as a result of higher product margins partially offset by higher shipping costs.

Mail-Order Pharmacy Cost of Sales

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
Cost of sales	$58,026	(11.2)%	$65,352	20.0%	$54,450
Segmented cost of sales information:
Mail-order pharmacy cost of sales as a % of mail-order pharmacy net sales	86.1%		86.4%		85.2%

Cost of sales in our mail-order pharmacy segment decreased in absolute dollars in 2006 compared to the prior year, as a result of a decrease in order volume and net sales. Cost of sales as a percentage of net sales in this segment decreased slightly over 2005 as a result of improved margins from exiting unprofitable partnerships with certain PBMs and our review of pricing and profitability of pharmaceutical SKUs.

Cost of sales in our mail-order pharmacy segment increased in absolute dollars in 2005 compared to the prior year, as a result of increased order volume and net sales, and higher per-order product costs. Cost of sales as a percentage of net sales, and per-order product costs in this segment increased in 2005 compared to the prior year, as a result of our initiatives to grow this segment by providing third-party fulfillment services to PBMs. This strategy focuses on fulfilling 90-day-or-greater order quantities, which generates higher per-order revenue than 30-day quantity orders but also results in higher per-order product costs and lower product margins.

Local Pick-up Pharmacy Cost of Sales

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
Cost of sales	$89,654	5.9%	$84,660	2.9%	$82,268
Segmented cost of sales information:
Local pick-up pharmacy cost of sales as a % of local pick-up pharmacy net sales	89.1%		88.1%		89.0%

Cost of sales in our local pick-up pharmacy segment increased in absolute dollars in 2006 compared to the prior year, as a result of an increase in order volume and net sales. Cost of sales as a percentage of net sales increased in 2006 compared to the prior year, as a result of lower contractual reimbursement rates from insurance plans and declining margins on generic drugs.

Cost of sales in our local pick-up pharmacy segment increased in absolute dollars in 2005 compared to the prior year, as a result of higher cost prescription drugs and more prescriptions per order. Cost of sales as a percentage of net sales in this segment decreased in 2005 compared to the prior year, as a result of selling a higher proportion of higher-margin generic drugs compared to lower-margin branded drugs, as well as higher product margins on sales of generic drugs.

Vision Cost of Sales

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
Cost of sales	$38,682	4.5%	$37,008	0.6%	$36,786
Segmented cost of sales information:
Vision cost of sales as a % of vision net sales	77.7%		78.5%		76.0%

Cost of sales in our vision segment increased in absolute dollars in 2006 compared to the prior year, primarily as a result of a shift in product mix to sales of higher cost, newer-technology contact lenses, partially offset by a decline in order volume. Cost of sales in this segment as a percentage of net sales decreased in 2006, as a result of a shift in product mix to higher margin contact lenses, lower per-order shipping costs, and to a lesser extent, increased prices on certain SKUs, offset by increased discount and promotional offers.

Cost of sales in our vision segment remained roughly flat in absolute dollars in 2005 compared to the prior year, and cost of sales as a percentage of net sales increased in 2005, as a result of increased shipping costs, increased per-order product costs, increased promotional activity and decreasing margins due to competitive pricing.

Fulfillment and Order Processing Expense

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
Fulfillment and order processing expense	$41,099	3.1%	$39,855	0.6%	$39,604
Percentage of net sales	9.9%		10.0%		11.0%

Fulfillment and order processing expenses include payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid for prescriptions ordered through the drugstore.com website and picked up at a Rite Aid store, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center and call center facilities. Variable fulfillment costs represent the incremental (variable) costs of fulfilling, processing, and delivering the order that are variable based on sales volume.

Fulfillment and order processing expenses for 2006 were comprised of $30.7 million of variable costs and $10.4 million of fixed costs, compared to $30.5 million of variable costs and $9.4 million of fixed costs in 2005. Variable fulfillment and order processing expenses remained flat in 2006 compared to 2005 primarily as a result of a 12% increase in order volume in our OTC segment, offset by a 20% decrease in order volume in our mail-order pharmacy segment. Fixed fulfillment and order processing expenses increased 11% in 2006 compared to 2005 primarily as a result of increased personnel costs of $1.0 million and increased stock-based compensation expense of $833,000 resulting from the adoption of FAS 123(R), partially offset by a decrease of $812,000 in depreciation expense. Fulfillment and order processing expenses as a percentage of net sales decreased slightly in 2006 compared to 2005, as greater order volumes resulted in improved utilization of our primary distribution center.

Fulfillment and order processing expenses for 2005 were comprised of $30.5 million of variable costs and $9.4 million of fixed costs, compared to $27.4 million of variable costs and $12.0 million of fixed costs in 2004. The 11% increase in variable fulfillment and order processing expenses resulted primarily from increases in order volume in our OTC and mail-order pharmacy segments and, to a lesser extent, increases in variable per-order fulfillment costs in our vision segment, partially offset by a decrease in variable per-order fulfillment costs in our OTC segment. The 21% decrease in fixed fulfillment and order processing expenses resulted primarily from a decrease in depreciation expense for assets fully depreciated during 2004. Fulfillment and order processing expenses as a percentage of net sales also declined in 2005 compared to 2004, as greater order volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expense

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
Marketing and sales expense	$29,735	(9.4)%	$32,810	33.2%	$24,629
Percentage of net sales	7.2%		8.2%		6.8%

Marketing and sales expenses include advertising expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. In addition, marketing and sales expense include CNS-related royalties of $62,000 in 2006, $2.5 million in 2005, and $2.2 million in 2004, which decreased as a result of our fulfillment agreement that we entered into on December 31, 2005 with Weil. Advertising and promotional costs were $21.0 million in 2006, $25.6 million in 2005 and $18.9 million in 2004.

Marketing and sales expenses decreased both in absolute dollars and as a percentage of net sales in 2006 compared to the prior year. These decreases were primarily due to a decrease of $3.5 million in expenses related to print and online advertising in connection with our brand awareness campaign, which we concluded in the first quarter of 2006, and a decrease in CNS royalties of $2.4 million. These decreases were partially offset by an increase in advertising and promotional expenses of $1.3 million, increased professional fees of $675,000, and increased stock-based compensation expense of $840,000 resulting from the adoption of FAS 123(R).

Marketing and sales expenses increased both in absolute dollars and as a percentage of net sales in 2005 compared to the prior year. These increases were primarily due to $6.7 million of additional advertising and promotional expenses (including $5.5 million related to our brand awareness campaign), as well as an increase in personnel costs of $1.0 million.

Marketing and sales expense per new customer decreased in 2006 to $24, compared to $27 in 2005, primarily as a result of the conclusion of our brand awareness campaign in the first quarter of 2006. Our other marketing and sales expenditure per customer remained consistent in both years. Marketing and sales dollars per new customer increased in 2005 to $27, compared to $21 in 2004, primarily as a result of costs related to our brand awareness campaign.

Technology and Content Expense

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
Technology and content expense	$16,190	26.8%	$12,773	32.8%	$9,617
Percentage of net sales	3.9%		3.2%		2.7%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining and making routine upgrades and enhancements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities and website content and design expenses.

Technology and content expenses increased both in absolute dollars and as a percentage of net sales in 2006 compared to the prior year. The increase was primarily due to an increase in depreciation costs of $1.6 million resulting from the acquisition of software and computer equipment related to enhancements to our IT infrastructure, an increase of $1.1 million in stock-based compensation expense resulting from the adoption of FAS 123(R), and increased operational costs of $1.4 million to support growth in our IT infrastructure. These increases were offset by the write-off of internally developed software projects in 2005.

Technology and content expenses increased both in absolute dollars and as a percentage of net sales in 2005 compared to the prior year. The increase was primarily due to an increase of $1.5 million in personnel costs, an increase of $800,000 in depreciation expense from the acquisition of software and computer equipment related to enhancements to our IT infrastructure, the write-off of $660,000 of internally developed software projects and, to a lesser extent, increased operational expenses.

General and Administrative Expense

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
General and administrative expense	$15,413	(2.4)%	$15,791	(7.4)%	$17,054
Percentage of net sales	3.7%		4.0%		4.7%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses decreased in both absolute dollars and as a percentage of net sales in 2006 compared to the prior year. The decrease was primarily due to a reduction in professional fees in 2006 as a result of reduced external legal fees, reduced corporate insurance, and the absence of one-time expenses incurred in 2005 related to legal settlements and moving expenses related to the relocation of our corporate headquarters, as well as the fact that our fixed corporate administrative costs were spread over more net sales. These decreases were offset by an increase in stock-based compensation expense of $2.0 million resulting from the adoption of FAS 123(R) and increased personnel expenses.

General and administrative expenses decreased in both absolute dollars and as a percentage of net sales in 2005 compared to the prior year. The decrease was primarily due to $800,000 of recruitment and transition expenses related to the hiring of our chief executive officer in 2004, a $492,000 non-cash litigation settlement expense recorded in 2004, and lower depreciation expenses related to assets being fully depreciated in 2004. The decrease as a percentage of net sales resulted from our fixed corporate infrastructure costs being spread over more net sales.

Amortization of Intangible Assets

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
Amortization of intangible assets	$2,060	(31.4)%	$3,004	(24.0)%	$3,952
Percentage of net sales	0.5%		0.8%		1.1%

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS, Acumins, Inc., and Vision Direct, and assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names and trademarks.

Amortization expense decreased in 2006 compared to the prior year, as a result of certain intangible assets being fully amortized in 2006 and 2005. Amortization expense decreased in 2005 compared to the prior year, as a result of the $1.9 million write-down of intangible assets related to our vision segment that we recorded in 2004.

Impairment of Goodwill and Other Intangible Assets

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
Impairment of goodwill and other intangible assets	$—	N/A	$—	N/A	$27,460
Percentage of net sales	—		—		7.6%

During the third quarter of 2004, we noted indicators that the carrying value of goodwill and other intangible assets related to the acquisition of Vision Direct might not be recoverable, which resulted in an impairment review. We performed the impairment review because of lower-than-expected sales growth partially attributable to challenges we faced in complying with the contact lens prescription access and verification requirements of the U.S. Fairness to Contact Lens Consumers Act, which was enacted in February 2004, and the related regulations of the Federal Trade Commission implemented in August 2004, and an increasingly competitive contact lens marketplace. As a result, we evaluated the recoverability of goodwill and other intangible assets in accordance with SFAS 142 and SFAS 144.

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

No impairment charges were recorded in 2006 or 2005.

Interest Income and Expense

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
Interest income, net	$1,730	36.2%	$1,270	252.8%	$360

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Net interest income increased in 2006 compared to the prior year, as a result of receiving higher returns on cash, cash equivalents and marketable securities balances in 2006 compared to the same period in 2005, despite a decrease in our cash, cash equivalents and marketable securities balance. Net interest income increased in 2005 compared to the prior year, as a result of increased cash, cash equivalents and marketable securities balances resulting from the sale of 10.0 million shares of our common stock in a private placement resulting in $26.0 million of net proceeds in March 2005, and increases in interest rates.

Income Taxes

	Fiscal Year 2006	% Change	Fiscal Year 2005	% Change	Fiscal Year 2004
	($ in thousands)
Income tax benefit	$—	N/A	$—	N/A	$980

In 2004, we recorded an income tax benefit that resulted from the impairment of certain indefinite-lived intangible assets and related reduction in deferred tax liabilities that were recorded in connection with our acquisition of Vision Direct. In 2006 and 2005, there was no provision or benefit for income taxes due to our ongoing operating losses.

Recent Accounting Pronouncements

See Note 1 of our consolidated financial statements, “The Company and Summary of Significant Accounting Policies—New Accounting Pronouncements,” included in Part IV, Item 15 of this annual report.

Liquidity and Capital Resources

We have incurred net losses of $750.3 million since inception. We believe that we will continue to incur net losses for at least the next year, and possibly longer. From our inception through December 31, 2006, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $416.4 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the last three fiscal years:

	Fiscal Year
	2006	$ Change	2005	$ Change	2004
	($ in thousands)
Net cash used in operating activities	$(1,083)	$8,720	$(9,803)	$889	$(10,692)
Net cash (used in) provided by investing activities	$(8,642)	$4,839	$(13,481)	$(26,670)	$13,189
Net cash provided by financing activities	$2,827	$(25,257)	$28,084	$22,125	$5,959
Net increase (decrease) in cash and cash equivalents	$(6,898)	$(11,698)	$4,800	$(3,656)	$8,456

Net cash used in operating activities in 2006, 2005, and 2004 primarily reflects net losses and changes in operating assets and liabilities, partially offset by non-cash expenses. Net cash used in operating activities decreased in 2006 compared to the prior year, primarily as a result of a decrease in our net loss of $7.9 million and increases in non-cash expenses of $3.8 million, offset by an increase of $3.0 million in uses of other working capital. Net cash used in operating activities decreased in 2005 compared to the prior year, primarily as a result of a decrease in net loss of $26.8 million and a decrease of $3.4 million in uses of other working capital, offset by a decrease of $29.3 million in non-cash expenses.

Net cash used in investing activities in 2006 and 2005 was primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, partially offset by the net proceeds received from the sales and maturities of marketable securities. Net cash provided by investing activities in 2004 was primarily attributable to the net proceeds from the sales and maturities of marketable securities, partially offset by the purchases of marketable securities and the acquisition of fixed assets.

Net cash provided by financing activities in 2006 was attributable to cash provided from exercises of employee stock options, borrowings under our revolving line of credit with a bank and asset financings, partially offset by payments on our debt obligations. Net cash provided by financing activities in 2005 was primarily attributable to $26.0 million of net proceeds received from the sale of 10.0 million shares of our common stock, in addition to cash provided from exercises of employee stock options, borrowings under our revolving line of credit agreement with a bank, and proceeds from term loans and asset financings, partially offset by payments on our debt obligations. Net cash provided by financing activities in 2004 was attributable to cash provided from exercises of employee stock options and borrowings under our term loan with a bank and asset financings, partially offset by payments on our debt obligations.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, auction rate securities, corporate notes and government bonds, are considered short-term as they are available to fund current operations.

The following table provides information regarding our balances of cash and cash equivalents and marketable securities for the last three fiscal years:

	December 31, 2006	January 1, 2006	January 2, 2005
	(in thousands)
Cash and cash equivalents	$13,393	$20,291	$15,491
Marketable securities	27,246	26,172	18,728

Total	$40,639	$46,463	$34,219

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.

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

In December 2004, we entered into an amended and restated loan and security agreement with a bank. The agreement included a revolving line of credit allowing for borrowings up to $1.0 million through June 30, 2005 and allowed for an additional $2.0 million of borrowings thereafter, based on certain conditions specified in the agreement. The interest rate on the revolving line of credit is the prime rate plus 0.25%, and the revolving line of credit has a maturity date of one year from the date of advance. In January 2005, we borrowed $1.0 million on the line of credit and in December 2005, we converted the $1.0 million line of credit into a term loan. The term loan totaled $694,000 as of December 31, 2006 and $1.0 million as of January 1, 2006 and is payable in 36 monthly installments of principal and interest at a rate of prime rate plus 0.50% (8.75% at December 31, 2006 and 7.75% at January 1, 2006). In addition, the agreement includes a $2.0 million term loan for capital equipment expenditures that accrues interest on the outstanding principal balance at a rate of prime rate plus 0.50%. This term loan is payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. The balance outstanding under this term loan was $722,000 as of December 31, 2006 and $1.4 million as of January 1, 2006. Our equipment, inventory, and intangible assets collateralize the borrowings under the agreement. The agreement contains certain financial and non-financial covenants with which we were in compliance at December 31, 2006.

In March 2006, we further amended our amended and restated loan and security agreement with the same bank. As a result of this amendment, this agreement now includes a revolving line of credit allowing for borrowings of up to $7.5 million, which accrue interest at the prime rate (8.25% at December 31, 2006). The revolving line of credit has a maturity date of one year from the date of advance. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. As of December 31, 2006, we had $1.0 million outstanding under the line of credit.

In October 2005, we entered into an agreement to lease computer equipment under a non-cancelable capital lease. With respect to each draw under this lease, 63.5% of the sum of the draw amount plus interest determined at the time of the draw is payable in monthly installments over the 24 months following the draw. At the end of the 24-month period, we will either pay the remaining 36.5% in a single balloon payment or extend financing for an additional 12 months. All draws under this lease, which were limited to $1.2 million, were completed by June 2006. We have drawn the entire $1.2 million under this lease, payable in 24 monthly installments of $37,600 at an interest rate of 9.4%. As of December 31, 2006, the amount due under the agreement totaled $789,000.

In July 2006, we entered into an agreement to finance equipment in our distribution center totaling $1.9 million under a non-cancelable capital lease. The lease is payable in 36 monthly installments of approximately $60,000 beginning January 2007 and ending December 2009, and accrues interest at a rate of 8%.

We also lease computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at rates ranging from 2% to 10% and mature 24 to 60 months from the date of funding. We secured additional funds of $373,000 during 2006, and $1.2 million during 2005, through capital lease financing agreements, through which we financed certain computer equipment, software, fixtures and equipment for periods of two and three years. We are in compliance with all covenants required by these agreements.

As of December 31, 2006, our principal commitments consisted of obligations outstanding under capital and operating leases and our term loan, as follows (in thousands):

	Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	($ in thousands)
Capital leases (1)	$3,702	$2,164	$1,538	$—	$—
Term loans and Line of Credit (2)	2,518	2,082	436	—	—
Operating leases (3)	14,175	2,632	7,687	3,856	—

	$20,395	$6,878	$9,661	$3,856	$—

(1)	Capital lease obligations consist primarily of technology and operations assets.
(2)	Term loans and line of credit include debt obligations with a bank.
(3)	Operating lease obligations consist of office building, distribution center, and call center leases.

We do not have any future material noncancelable commitments to purchase goods or services.

We believe that our cash and marketable securities on hand plus our sources of cash will be sufficient to fund our operations and anticipated capital expenditures. However, any projections about our future cash needs and cash flows are subject to substantial uncertainty. As a result, we may need to raise additional monies to fund our operating activities or for strategic flexibility (if, for example, we decide to build a new distribution center or pursue business or technology acquisitions) or if our expectations regarding our operations and anticipated capital expenditures change. We have assessed in the past, and will continue to assess, opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences, or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Management Outlook

For the first quarter of fiscal year 2007, we are targeting net sales in the range of $108.0 million to $110.0 million. We anticipate a net loss for the first quarter in the range of $3.0 million to $4.0 million. For fiscal year 2007, we are targeting net sales in the range of $440.0 million to $460.0 million. We anticipate a net loss for the year in the range of $7.0 million to $11.0 million.

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

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $1.4 million at December 31, 2006, and the highest interest rate attributable to this outstanding balance was 8.75% at December 31, 2006. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities. As of December 31, 2006, we had $27.2 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission, or COSO. Based on its evaluation, management concluded that, as of December 31, 2006, our system of internal control over financial reporting was effective. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting, a copy of which is included in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within drugstore.com have been detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

drugstore.com, inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that drugstore.com, inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). drugstore.com, inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that drugstore.com, inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, drugstore.com, inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of drugstore.com, inc. as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of drugstore.com, inc., and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 13, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our executive officers required by Part III, Item 10 is set forth in the section entitled “Business—Directors and Officers” in Part I, Item 1 of this annual report. Information regarding our directors required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Proposal No. 1—Election of Directors” in our proxy statement for our annual meeting of stockholders to be held on June 6, 2007, or the 2007 Proxy Statement.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Section 16 Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics, or Code, applicable to all directors, officers and employees of drugstore.com, including our chief executive officer, chief financial officer, chief accountant, and controller. You may obtain a copy of the Code, without charge, on written request to Investor Relations, drugstore.com, inc., 411 108th Avenue NE, Suite 1400, Bellevue, Washington 98004, or by calling (425) 372-3200.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation required by Part III, Item 11 is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by Part III, Item 12 is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement.

Information regarding our equity compensation plans required by Part III, Item 12 is set forth in the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this annual report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by Part III, Item 13 is incorporated into this annual report by reference to the section entitled “Transactions with Related Persons” in the 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services required by Part III, Item 14 is incorporated into this annual report by reference to the section entitled “Proposal No. 2—Ratification of Appointment of Independent Public Accounting Firm” in the 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this annual report on Form 10-K:

1.	Index to Consolidated Financial Statements:

2.	Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	90

All other schedules have been omitted because the required information is shown in the consolidated financial statements or the accompanying notes, or is not applicable or required.

3.	Index of Exhibits:

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 7, 2005 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2006 (SEC File No. 000-26137)).

4.1	Warrant issued to Highbridge International LLC on December 8, 2003, on the cancellation of the warrant issued to Tel-Drug, Inc. on June 26, 2000 (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2005 (SEC File No. 000-26137)).

4.2*	Warrant issued to Lehman Brothers, Inc. on November 16, 2006, on the cancellation of the warrant issued to Heidrick & Struggles, Inc. on February 14, 2005.

10.1	Form of Indemnification Agreement between drugstore.com, inc. and each of its officers and directors (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Registration Statement on Form S-1 filed May 19, 1999 (Registration No. 333-78813)).

10.2	Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.12 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 8, 1999 (Registration No. 333-78813)).

Exhibit No.	Exhibit Description

10.3	Addendum dated June 17, 1999, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.25 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.4	Form of Second Addendum to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.32 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 20, 1999 (Registration No. 333-78813)).

10.5	Third Addendum dated January 24, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.38 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.6	Fourth Addendum dated September 29, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.7 to drugstore.com, inc.’s Registration Statement on Form S-3/A filed October 2, 2000 (Registration No. 333-45266)).

10.7	Fifth Amended and Restated Voting Agreement dated December 23, 1999, among drugstore.com, inc. and certain founders and investors (incorporated by reference to Exhibit 10.20 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.8	1998 Stock Plan, as amended June 21, 2000 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000) (SEC File No. 000-26137)).

10.9	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.10	Main Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid (incorporated by reference to Exhibit 10.27 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.11	Main Agreement dated June 17, 1999, between drugstore.com, inc. and General Nutrition Corporation (incorporated by reference to Exhibit 10.28 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.12	Governance Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid Corporation (incorporated by reference to Exhibit 10.29 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.13	Governance Agreement dated June 17, 1999, among drugstore.com, inc., General Nutrition Corporation and General Nutrition Investment Company (incorporated by reference to Exhibit 10.30 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.14	Pharmacy Supply and Services Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid Corporation (incorporated by reference to Exhibit 10.31 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.15

Amended and Restated Technology License and Advertising Agreement dated August 10, 1998, among drugstore.com, inc., Amazon.com and Amazon.com D, Inc. (incorporated by reference to Exhibit 10.14 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 26, 1999 (Registration No. 333-78813)).

Exhibit No.	Exhibit Description

10.16	Registration Rights Agreement dated as of December 8, 2003 by and among drugstore.com, inc. and the other signatories thereto (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 23, 2003 (SEC File No. 000-26137)).

10.17	Lease Agreement dated August 30, 1999, between DS Distribution, Inc. and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999 (SEC File No. 000-26137)).

10.18	Amendment No. 1 to Lease Agreement dated December 10, 2003, between DS Distribution, Inc. and Liberty Vendor I, L.P (as successor in interest to the Northwestern Mutual Life Insurance Company) (incorporated by reference to Exhibit 10.23 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.19	Standard Industrial Lease—Multi-Tenant dated May 2, 2003 between Sam-Cher Holdings, Inc. and International Vision Direct, Inc. (incorporated by reference to Exhibit 10.24 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.20	Sublease effective as of June 1, 2003 between Nova Scotia Power Incorporated and International Vision Direct Ltd. (incorporated by reference to Exhibit 10.25 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.21	Office Lease dated May 1, 2003 between BTC Properties II Ltd. and International Vision Direct Ltd. (incorporated by reference to Exhibit 10.23 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.22	Office Lease Agreement dated August 16, 2004, between EOP-Northwest Properties, L.L.C. and drugstore.com, inc. (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (SEC File No. 000-26137)).

10.23	Sub-Sublease Agreement dated August 16, 2004 and effective as of May 1, 2004, between EOP-Northwest Properties, L.L.C. and drugstore.com, inc. (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (SEC File No. 000-26137)).

10.24	Amended and Restated Loan and Security Agreement dated December 29, 2004 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006 (SEC File No. 000-26137)).

10.25	Third Amendment to Loan and Security Agreement dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006 (SEC File No. 000-26137)).

10.26	Offer letter of Dawn Lepore dated September 21, 2004 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K/A filed November 3, 2004 (SEC File No. 000-26137)).

10.27	Letter agreement with Dawn Lepore dated December 28, 2006 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed December 29, 2006 (SEC File No. 000-26137)).

10.28	Offer letter of Jonathan Tinter dated April 6, 2005 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed April 28, 2005 (SEC File No. 000-26137)).

10.29	Offer letter of Matthew Stepka dated April 18, 2005 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed April 28, 2005 (SEC File No. 000-26137)).

10.30	Separation Agreement and Release dated June 2, 2006 by and between drugstore.com, inc. and Christopher Hauser (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed June 5, 2006 (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description

10.31	Offer letter of Robert Hargadon dated October 30, 2006 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 4, 2006 (SEC File No. 000-26137)).

10.32	Offer letter of Yukio Morikubo dated November 10, 2006 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K filed December 4, 2006 (SEC File No. 000-26137)).

10.33	Transition and Separation Agreement of Robert A. Barton, dated January 30, 2007 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed January 31, 2007 (SEC File No. 000-26137)).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert A. Barton, Chief Financial Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert A. Barton, Chief Financial Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

drugstore.com, inc.

We have audited the accompanying consolidated balance sheets of drugstore.com, inc. as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of drugstore.com, inc. at December 31, 2006 and January 1, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 2, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of drugstore.com, inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 13, 2007

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2006	January 1, 2006
Assets
Current assets:
Cash and cash equivalents	$13,393	$20,291
Marketable securities	27,246	26,172
Accounts receivable, net of allowances	36,688	34,214
Inventories	26,469	23,468
Prepaid marketing expenses	2,290	2,387
Other current assets	2,615	2,583

Total current assets	108,701	109,115
Fixed assets, net	18,293	15,839
Other intangible assets, net	5,376	7,427
Goodwill	32,202	32,202
Prepaid marketing expenses and other	3,750	5,980

Total assets	$168,322	$170,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,507	$58,177
Accrued compensation	4,841	3,426
Accrued marketing expenses	3,661	3,382
Other current liabilities	1,292	1,751
Current portion of long-term debt obligations	3,949	2,029

Total current liabilities	71,250	68,765
Long-term debt obligations, less current portion	1,839	2,685
Deferred income taxes	945	945
Other long-term liabilities	1,610	1,897

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 94,335,027 and 92,904,652 shares issued and outstanding	843,026	833,589
Accumulated other comprehensive loss	(7)	(3)
Accumulated deficit	(750,341)	(737,315)

Total stockholders’ equity	92,678	96,271

Total liabilities and stockholders’ equity	$168,322	$170,563

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year ended
	December 31, 2006	January 1, 2006	January 2, 2005
Net sales	$415,777	$399,430	$360,099
Costs and expenses:
Cost of sales	326,036	317,366	286,858
Fulfillment and order processing	41,099	39,855	39,604
Marketing and sales	29,735	32,810	24,629
Technology and content	16,190	12,773	9,617
General and administrative	15,413	15,791	17,054
Amortization of intangible assets	2,060	3,004	3,952
Impairment of goodwill and other intangible assets	—	—	27,460

Total costs and expenses	430,533	421,599	409,174

Operating loss	(14,756)	(22,169)	(49,075)
Interest income, net	1,730	1,270	360

Loss before income taxes	(13,026)	(20,899)	(48,715)
Income tax benefit	—	—	980

Net loss	$(13,026)	$(20,899)	$(47,735)

Basic and diluted net loss per share	$(0.14)	$(0.23)	$(0.62)

Weighted average shares outstanding used to compute basic and diluted net loss per share	93,405,405	90,808,817	76,650,915

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2003	77,361,026	$796,899	$—	$(668,681)	$128,218

Exercise of stock options	3,858,402	4,618	—	—	4,618
Employee stock purchase plan	85,569	297	—	—	297
Issuance of common stock for litigation settlement	135,930	492	—	—	492
Stock-based compensation	—	1,238	—	—	1,238
Net loss and comprehensive loss	—	—	—	(47,735)	(47,735)

Balance at January 2, 2005	81,440,927	803,544	—	(716,416)	87,128

Exercise of stock options	1,325,773	1,797	—	—	1,797
Employee stock purchase plan	127,952	294	—	—	294
Issuance of common stock in a private placement, net of issuance costs of $48	10,000,000	25,952	—	—	25,952
Issuance of stock options and warrants for services	—	328	—	—	328
Issuance of common stock for license agreement	10,000	34	—	—	34
Stock-based compensation	—	1,640	—	—	1,640
Net loss and comprehensive loss	—	—	(3)	(20,899)	(20,902)

Balance at January 1, 2006	92,904,652	833,589	(3)	(737,315)	96,271

Exercise of stock options	1,328,092	2,450	—	—	2,450
Employee stock purchase plan	102,283	266	—	—	266
Stock-based compensation	—	6,721	—	—	6,721
Net loss and comprehensive loss	—	—	(4)	(13,026)	(13,030)

Balance at December 31, 2006	94,335,027	$843,026	$(7)	$(750,341)	$92,678

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 31, 2006	January 1, 2006	January 2, 2005
Operating Activities:
Net loss	$(13,026)	$(20,899)	$(47,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,040	5,280	7,872
Amortization of marketing and sales agreements	2,290	2,290	2,291
Amortization of intangible assets	2,060	3,004	3,952
Stock-based compensation	6,721	1,968	1,238
Impairment of goodwill and other intangible assets	—	—	27,460
Deferred income tax benefit	—	—	(980)
Litigation settlement	—	—	492
Loss on disposal of assets	24	674	269
Other	—	34	—
Changes in:
Accounts receivable	(2,474)	1,130	(9,117)
Inventories	(3,001)	(4,181)	(5,640)
Prepaid marketing expenses and other	5	162	(1,127)
Accounts payable, accrued expenses and other liabilities	278	735	10,333

Net cash used in operating activities	(1,083)	(9,803)	(10,692)
Investing Activities:
Purchases of marketable securities	(22,853)	(37,872)	(14,731)
Sales and maturities of marketable securities	21,775	30,425	32,540
Purchases of fixed assets	(7,564)	(6,034)	(4,620)

Net cash (used in) provided by investing activities	(8,642)	(13,481)	13,189
Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,716	2,091	4,915
Proceeds from private placement, net	—	25,952	—
Proceeds from term loan, line of credit and asset financings	2,325	1,662	2,000
Principal payments on capital leases and term loan obligations	(2,214)	(1,621)	(956)

Net cash provided by financing activities	2,827	28,084	5,959

Net (decrease) increase in cash and cash equivalents	(6,898)	4,800	8,456
Cash and cash equivalents at beginning of period	20,291	15,491	7,035

Cash and cash equivalents at end of period	$13,393	$20,291	$15,491

Supplemental Cash Flow Information:
Cash paid for interest	$398	$278	$91
Equipment acquired in capital lease agreements	963	1,708	536
Non-cash leasehold incentives provided by landlord	—	—	2,331

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, sexual well-being, household, and other non-prescription products and prescription medications through our website at www.drugstore.com. We also offer prestige beauty products through our website located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com (which are also accessible through the drugstore.com website); and customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS). Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. Under the terms of an agreement with Rite Aid Corporation, or Rite Aid, customers are also able to order refill prescriptions for pickup at any Rite Aid store. We manage our business in four segments: over-the-counter (OTC), mail-order pharmacy, local pick-up pharmacy, and vision.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include those of drugstore.com, inc. and our subsidiaries. All material intercompany transactions and balances have been eliminated.

We operate using a 52/53-week retail calendar year with each of the fiscal quarters in a 52-week year representing a 13-week period. Fiscal years 2006 and 2005 were 52-week years; fiscal year 2004 was a 53-week year, with the fourth quarter of 2004 representing a 14-week period.

Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates include, but are not limited to, revenue recognition, inventories, goodwill and intangible assets, stock-based compensation, and commitments and contingencies. Actual results could differ from our estimates, and these estimates could be material.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents include money market funds and commercial paper. Cash held as collateral is included in other current assets based on the expected release of the underlying obligation.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The evaluation includes our view that our investments in debt securities are available to support current operations. At December 31, 2006 and January 1, 2006, marketable securities, which are considered available-for-sale, consisted primarily of commercial paper, auction rate securities, corporate notes, and government bonds. Marketable securities are carried at fair value. Net unrealized holding gains were $13,000 at December 31, 2006 and net holding losses were $3,000 at January 1, 2006. Cost of securities sold is determined using the specific identification method.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the issuer and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge against net earnings. No such charges have been recorded in fiscal years 2006, 2005 and 2004.

Financial Instruments

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, term loans, and capital lease obligations. Due to their short-term nature, the fair value of all financial instruments approximates the carrying amount based on the current rate offered for similar instruments.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of our holdings of cash, cash equivalents, marketable securities, and accounts receivable. Our credit risk is managed by investing our cash and marketable securities in high-quality money market instruments and securities of the U.S. government agencies, and high-quality corporate issuers. Our credit risk is managed through monitoring the stability of the United States-based financial institutions we use and the diversification of our financial resources by limiting the investment in any one issuer of not more than 10% of the total portfolio at the time of purchase, except for investments in U.S. treasuries and agencies and investment advisors’ money market funds.

Sales subject to reimbursements collected from insurance companies, pharmacy benefit managers (PBMs), and managed care organizations through our relationship with Rite Aid currently represent 100% of our local pick-up pharmacy sales and 31% of our mail-order pharmacy sales, and represent a concentration of credit risk.

Accounts Receivable

Accounts receivable consists primarily of the net amounts to be collected from third parties, including reimbursements from insurance companies, PBMs, and managed care organizations, amounts collectible related to credit card purchases, vendor volume purchase, and rebate allowances, and OTC fulfillment fees related to our agreement with Weil and prior to 2006 product revenue generated through our wholesale fulfillment agreement with Amazon.com, Inc. (Amazon.com). Under the terms of our agreement with Rite Aid, Rite Aid collects co-payment and insurance reimbursement payments on our behalf. As of December 31, 2006 and January 1, 2006, accounts receivable included $29.6 million and $28.6 million, respectively, of amounts being collected by Rite Aid on our behalf. Accounts receivable are recorded net of allowances for doubtful accounts, which were $38,000 as of December 31, 2006 and $101,000 as of January 1, 2006. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time receivables are past due, previous loss history, our ability to offset our obligations, and the customer’s ability to pay its obligation. We write off accounts receivable when they become uncollectible, and any payments subsequently received are applied to the allowance for doubtful accounts.

Inventories

Inventories consist of finished goods and are stated at the lower of cost (using the weighted average cost method) or the current estimated market value and adjusted for shrinkage, slow moving, damaged, and expired

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inventory. We currently purchase our non-pharmaceutical inventory directly from manufacturers and distributors. Through our agreement with Rite Aid, we are required to purchase all pharmaceutical inventory through Rite Aid unless we are able to obtain better overall terms from another vendor.

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

Included in fixed assets is the cost of internal-use software and website development, including software used to upgrade and enhance our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, generally three years. Labor costs, including benefit costs, totaling $3.5 million, $2.8 million and $1.9 million were capitalized during the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively.

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

Goodwill

We test for impairment of goodwill during the fourth quarter and whenever indicators of impairment occur. The first phase of the test screens for impairment, while the second phase of the test (if necessary) measures the amount of impairment. The first phase is performed by comparing the implied fair value of the applicable reporting unit to its carrying value. Fair value is determined using either a discounted cash flow methodology or methodology based on comparable market prices. The second step of the goodwill impairment test compares the

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

During fiscal years 2006 and 2005, we performed our annual goodwill impairment review and determined that the fair value of each of our reporting units was greater than the carrying value and, accordingly, no impairment charges were recorded. In 2004, we recognized $22.8 million of impairment charge related to our Vision Direct business.

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

Net Sales

We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.

Revenues from sales of OTC (other than Weil-related CNS sales, as described below), mail-order pharmacy, and vision products are recorded net of promotional discounts, cancellations, rebates, and returns allowances. Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price or fee earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Return allowances, which reduce product sales by our estimate of expected product returns, are estimated using historical experience. Historically, product returns and differences between our estimates and actual returns have not been significant.

Revenues from sales of customized vitamins sold through our fulfillment agreement with Weil are recognized when products are shipped and title passes to the customer. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record revenues generated by the Weil agreement in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer and we do not bear general inventory risk associated with these sales. Non-Weil customized vitamin sales are recognized on a gross basis, net of promotional discounts, cancellations, rebates, and returns allowances. (Before we entered into the new fulfillment agreement with Weil on December 31, 2005, we also recognized Weil customized vitamin sales on a gross basis, net of promotional discounts, cancellations, rebates, and returns allowances.) Net sales in our OTC segment also include consignment service fees earned under our

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement with General Nutrition Corporation, or GNC, and agreements with other consignment vendors, which are also recorded on a net basis, because we do not take title to the inventory and do not establish pricing.

Effective November 9, 2005, we terminated our agreement with Amazon.com. Prior to the termination, we recognized revenues from sales of OTC products ordered through the Amazon.com website and fulfilled by drugstore.com when we shipped the products from our distribution center. In accordance with EITF 99-19, we recorded fulfillment fees and revenues generated by the Amazon.com agreement in our OTC segment on a gross basis, because we acted as a principal, based on the fact that we bore general inventory risk associated with these sales. Neither party had any material obligations following termination.

Revenues from sales of prescription products ordered online or by telephone through the drugstore.com web store or the RiteAid.com web store (which is powered by the drugstore.com web store) for pick-up at a Rite Aid store, including co-payments received and collected on our behalf by Rite Aid, are recognized when the customer picks up the product. In these circumstances, we use Rite Aid as our fulfillment partner. In accordance with EITF 99-19, we record revenues in our local pick-up pharmacy segment on a gross basis, because we act as a principal, based on the fact that we bear both inventory risk and credit and collection risk associated with these sales.

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

From time to time, we provide incentive offers to our customers to encourage purchases. Such offers include discounts on specific current purchases, or future rebates based on a percentage of the current purchase, as well as other offers. Discounts, when accepted by our customers, are treated as a reduction to the sales price of the related transaction and are presented as a net amount in net sales. Rebates are treated as a reduction to the sales price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar offers. Historically, our redemption rates have not differed materially from our estimates, which we adjust quarterly.

Cost of Sales

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage and damaged, slow-moving, and expired inventory, outbound and inbound shipping costs, and expenses related to promotional inventory included in shipments to customers. Payments that we receive from vendors in connection with volume purchase or rebate allowances and payment discount terms are netted against cost of sales.

Shipping Activities

Our revenues from shipping charges to customers are included in net sales and were $13.6 million, $11.1 million, and $10.2 million for the years ended December 31, 2006, January 1, 2006, and January 2, 2005. Outbound shipping costs are included in cost of sales and were $21.9 million, $21.4 million, and $17.5 million for the years ended December 31, 2006, January 1, 2006, and January 2, 2005. The net cost to us of shipping activities was $8.3 million, $10.3 million, and $7.3 million for the years ended December 31, 2006, January 1, 2006, and January 2, 2005.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fulfillment and Order Processing

Fulfillment and order processing expenses include payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid for prescriptions ordered through the drugstore.com website and picked up at a Rite Aid store, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center and call center facilities.

Marketing and Sales

Marketing and sales expenses include advertising expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities.

Advertising costs are expensed as incurred. Costs associated with our brand advertising and personalization initiatives, which concluded in the first quarter of 2006, public relations, advertising, and trade shows, are expensed when the related services are rendered. Our marketing contracts that span a longer period of time, including Web portal marketing agreements and the costs associated with our Rite Aid agreement, are amortized on a straight-line basis over the period of each contract. Advertising expense for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was $21.0 million, $25.6 million and $18.9 million, respectively.

Technology and Content

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and enhancements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

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

Interest Income and Expense

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital leases and debt obligations. Interest income for the years ended December 31, 2006, January 1, 2006, and January 2, 2005 totaled $2.1 million, $1.6 million, and $0.5 million, respectively. Interest expense was $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the accumulated net unrealized gains and losses on available-for-sale securities and cumulative translation adjustments from the translation of assets and liabilities of our Canadian subsidiary into U.S. dollars, which totaled approximately $20,000 as of December 31, 2006.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

Change in Accounting Principle

On January 2, 2006, the first day of our fiscal year 2006, we adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. We elected to use the modified prospective transition method as permitted by FAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, the post adoption stock-based compensation expense also includes expense for all stock-based awards granted prior to, but not yet vested as of January 2, 2006, the estimated fair values of which were established on the grant dates in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and also amends FASB Statement No. 95, Statement of Cash Flows. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) providing supplemental implementation guidance for FAS 123(R). We have applied the provisions of SAB No. 107 in our adoption of FAS 123(R). In November 2005, the FASB issued FASB Staff Position No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (APIC) pool of excess tax benefit, and to determine the subsequent effect on the APIC pool and the Consolidated Statements of Cash Flows of the tax effects of stock-based compensation awards that were outstanding upon our adoption of FAS 123(R). Our fiscal year 2006 financial results reflect the impact of FAS 123(R).

Prior to the adoption, we accounted for our stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under FAS 123. Under the intrinsic value method, no compensation expense was recognized when the exercise price of employee stock options equaled the fair value of the underlying stock on the date of grant. Deferred stock-based compensation was recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock on the date of grant.

Under the modified-prospective-transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123, recognized over the vesting period of the underlying options using the multiple-option approach, (b) compensation cost for all share-based payments granted subsequent to January 2, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R), recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the 1999 employee stock purchase plan, which is based on the fair value estimated in accordance with the provisions of FAS 123(R). In accordance with the modified-prospective-transition method, results for the years ended January 1, 2006 and January 2, 2005 have not been restated to reflect, and do not include, the impact of FAS 123(R).

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect of adopting FAS 123(R) as of January 2, 2006 (in thousands, except for per share data):

Year ended December 31, 2006
Stock-based compensation expense recognized:
Fulfillment and order processing	$835
Marketing and sales	1,058
Technology and content	1,071
General and administrative (1)	2,874

Increase in pre-tax and net loss	$5,838

Increase in basic and diluted net loss per share	$0.06

(1)

Stock-based compensation, which would have been recognized under APB 25, excludes $883,000 for options granted with exercise prices below market value on the date of grant prior to the adoption of FAS 123(R).

The following pro-forma information, as required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, is presented for comparative purposes and illustrates the effect on net loss and loss per common share for the periods presented as if we had applied the fair value recognition provisions of FAS 123 to options granted under our 1998 Stock Plan and our 1999 ESPP prior to January 2, 2006 (in thousands, except share and per share data):

	Year ended January 1, 2006	Year ended January 2, 2005
Net loss, as reported	$(20,899)	$(47,735)
Add: Stock-based compensation, as reported	1,968	1,238
Deduct: Total stock-based compensation determined under fair value method for all awards	(8,947)	(11,396)

Net loss—FAS 123 adjusted	$(27,878)	$(57,893)

Basic and diluted net loss per share—as reported	$(0.23)	$(0.62)

Basic and diluted net loss per share—FAS 123 adjusted	$(0.31)	$(0.76)

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, warrants, and our employee stock purchase plan are not included in the calculation of diluted net loss per share as their effects are antidilutive.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(in thousands, except share and per share data)
Numerator:
Net loss	$(13,026)	$(20,899)	$(47,735)

Denominator:
Weighted average common shares outstanding	93,405,405	90,808,817	79,467,843
Less: Weighted average common shares contingently issuable pursuant to contractual terms	—	—	(2,816,928)

Shares used to compute basic and diluted net loss per share	93,405,405	90,808,817	76,650,915

Basic and diluted net loss per share	$(0.14)	$(0.23)	$(0.62)

At December 31, 2006, January 1, 2006, and January 2, 2005 there were 18,995,824, 15,764,528 and 15,418,062, respectively, shares of common stock subject to stock options and 615,000 shares of common stock subject to warrants. These shares were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

Segment and Geographic Information

We operate in four principal business segments: OTC, mail-order pharmacy, local pick-up pharmacy, and vision. Substantially all of our operating results and identifiable assets are in the United States and Canada. See Note 13.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 will become effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting FAS 157 on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective at the end of our 2006 fiscal year (December 31, 2006) and allowed a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FAS 109) (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we will determine whether it is more likely than not that a tax position will be sustained on examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step, measurement, addresses tax positions that meet the more-likely-than-not criteria. The tax position is measured at the largest amount of the benefit that is more than 50 percent likely to be realized on ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in: a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable; b) a reduction in a deferred tax asset or an increase in a deferred tax liability; or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged in this interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will be required to adopt this interpretation in the first quarter of 2007. Based on our evaluation as of December 31, 2006, we do not believe that FIN 48 will have a material impact on our consolidated financial statements.

Reclassifications

We made certain reclassifications to conform to the current year presentation. The reclassification had no impact on our results of operations or financial position.

2. Strategic Agreements

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

In addition to providing for multi-channel delivery options, Rite Aid and drugstore.com agreed to promote each other’s services both online and in other promotional materials. As part of this relationship, we agreed to certain exclusivity provisions that limit our ability to promote, or affiliate with, any other brick-and-mortar retail drugstore or to operate as a traditional brick-and-mortar drugstore, and Rite Aid agreed not to offer or sell products or services on the Internet other than through our website.

We are required to purchase our pharmaceutical inventory through Rite Aid, unless we are able to obtain better overall terms from another vendor. This arrangement enables us to take advantage of Rite Aid’s volume discounts and favorable credit terms. To date, we have not been able to obtain more favorable overall terms from

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any other supplier, and we currently expect that we will continue to purchase our pharmaceutical products inventory through Rite Aid. As a result of this agreement, Rite Aid is one of our largest suppliers. We also benefit from access to many of Rite Aid’s relationships with insurance companies and PBMs, which enables us to meet the needs of more customers because of the availability of insurance coverage to those customers.

We license Rite Aid information technology and pharmacy systems, which we currently use to adjudicate and process local pharmacy orders.

A portion of the non-cash consideration relating to our agreements with Rite Aid has been allocated to advertising commitments and classified within prepaid marketing expenses. The assets are being amortized on a straight-line basis over their contractual life of 10 years, ending in 2009. Amortization expense of $2.3 million is included in marketing and sales expense for each of the fiscal years 2006, 2005 and 2004.

Agreement with GNC

We have a 10-year agreement with GNC under which we are an online provider of GNC-branded products. We had the exclusive right to sell GNC’s wellness products over the Internet until July 2005, at which time our exclusivity provisions terminated. For the remainder of the agreement, which ends in 2009, we have the nonexclusive right to sell these products. As part of this relationship, we created the GNC Store within the drugstore.com website, which is dedicated to selling GNC products on a consignment basis. We retain a percentage of the gross revenues that we collect from sales of GNC products and recognize only the net amount we retain as revenues. We have also agreed with GNC to co-promote each other’s products and services in both traditional and online marketing efforts, including GNC’s placement of a link to our website on the GNC website.

A portion of the non-cash consideration relating to the agreements with GNC has been allocated to vendor agreements and classified within other intangible assets. The assets are being amortized on a straight-line basis over their contractual life of 10 years.

Agreements with Amazon.com

In September 2003, we entered into an e-commerce agreement with Amazon.com. This agreement terminated our previous marketing relationship with Amazon.com, under which Amazon.com provided certain advertising and technical services in exchange for cash and shares of our common stock. Under the e-commerce agreement, we were a non-exclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. We shipped the Amazon.com orders we fulfilled in Amazon.com-branded boxes from our distribution facility, in exchange for a fulfillment fee and agreed-on product price. We began shipping orders under this agreement in December 2003 and on November 9, 2005, we terminated this agreement. Neither party had any material obligations following termination. The product revenue and fulfillment fees generated by our agreement with Amazon.com totaled $6.3 million in 2005 and $14.1 million in 2004.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

promoting on our website any company, other than drugstore.com, that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market. This agreement, which we entered into in August 1998, has a 10-year term.

Agreement with Weil Lifestyle

On December 31, 2005, we entered into a fulfillment agreement with Weil. This agreement replaced our June 2003 agreement with Weil’s predecessor, whereby we and Weil developed a Weil-branded customized nutritional supplement program and three web stores to sell products recommended by Weil. Under the new fulfillment agreement, Weil took over the development and maintenance of the websites, marketing, and other business operations for the program and web stores, and we provide fulfillment and customer service operations in exchange for an agreed-on fulfillment fee. The revenue generated by our agreement with Weil totaled $2.0 million in 2006.

3. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents, and marketable securities consist of the following:

	December 31, 2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
Cash	$6,208	$—	$—	$6,208
Commercial paper	7,185	—	—	7,185

Cash and cash equivalents	13,393	—	—	13,393

Auction rate securities	20,275	—	—	20,275
U.S. government agency obligations	4,977	9	—	4,986
Corporate notes and bonds	1,981	4	—	1,985

Marketable securities	27,233	13	—	27,246

Total cash, cash equivalents and marketable securities	$40,626	$13	$—	$40,639

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 1, 2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Fair Value
	(in thousands)
Cash	$10,311	$—	$—	$10,311
Commercial paper	9,980	—	—	9,980

Cash and cash equivalents	20,291	—	—	20,291

Auction rate securities	24,425	—	—	24,425
U.S. government agency obligations	1,000	—	(2)	998
Corporate notes and bonds	750	—	(1)	749

Marketable securities	26,175	—	(3)	26,172

Total cash, cash equivalents and marketable securities	$46,466	$—	$(3)	$46,463

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

The following table summarizes contractual maturities of our commercial paper and marketable securities as of December 31, 2006:

	Amortized Cost	Fair Value
Due within one year	$11,182	$11,182
Due after one year through three years	2,961	2,974
Auction rate securities (2)	20,275	20,275

Total	$34,418	$34,431

(2)	Auction rate securities generally reset within 90 days but have a contractual maturity date in excess of 10 years.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Fixed Assets

Fixed assets consist of the following:

	December 31, 2006	January 1, 2006
	(in thousands)
Computers and equipment	$24,067	$23,817
Purchased and internally developed software	16,161	10,135
Furniture and fixtures	2,860	2,697
Leased assets	6,830	4,565
Leasehold improvements	10,668	10,501

	60,586	51,715
Less accumulated depreciation and amortization	(43,642)	(38,425)

	16,944	13,290
Construction in progress	1,349	2,549

Total	$18,293	$15,839

Accumulated amortization on leased assets was $3.6 million as of December 31, 2006 and $2.0 million as of January 1, 2006. Amortization is included in depreciation expense.

5. Other Intangible Assets

The other intangible assets balances as of December 31, 2006 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount		Accumulated Amortization	Net Balance
Vision Direct trade name	indefinite	$2,700		$—	$2,700
Vision Direct customer base	3	1,931		(1,931)	—
Vision Direct vendor agreement	2	1,434		(1,434)	—
Vision Direct covenant of non-compete	2	575		(575)	—
GNC vendor agreement	10	12,265		(10,405)	1,860
CNS contract and technology assets	4	3,330		(2,998)	332
Technology license, domain names and other	6	1,511	(1)	(1,027)	484

Total other intangible assets	7	$23,746		$(18,370)	$5,376

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The other intangible assets balances as of January 1, 2006 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Vision Direct trade name	indefinite	$2,700	$—	$2,700
Vision Direct customer base	3	1,931	(1,643)	288
Vision Direct vendor agreement	2	1,434	(1,434)	—
Vision Direct covenant of non-compete	2	575	(575)	—
GNC vendor agreement	10	12,265	(9,662)	2,603
CNS contract and technology assets	4	3,330	(2,166)	1,164
Technology license, domain names and other	6	1,567	(895)	672

Total other intangible assets	7	$23,802	$(16,375)	$7,427

(1)	During 2006, we sold a domain name with a gross carrying value and accumulated amortization value of $65,000 or a net book value of $0, and incurred patent costs totaling $9,000.

The following table summarizes our estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal year
2007	$1,224
2008	838
2009	422
2010	51
2011	50

Total	$2,585

6. Goodwill

Goodwill in our OTC segment includes $2.7 million related to the acquisition of CNS in 2003 and $5.7 million related to our acquisition of Beauty.com in 2000. Goodwill in our vision segment includes $23.8 million related to the acquisition of Vision Direct in 2003. There were no changes to goodwill in fiscal years 2006 or 2005.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Long-Term Obligations

Term Loans and Line of Credit

In December 2004, we entered into an amended and restated loan and security agreement with a bank. The agreement included a revolving line of credit allowing for borrowings up to $1.0 million through June 30, 2005 and allowed for an additional $2.0 million of borrowings thereafter, based on certain conditions specified in the agreement. The interest rate on the revolving line of credit is the prime rate plus 0.25%, and the revolving line of credit has a maturity date of one year from the date of advance. In January 2005, we borrowed $1.0 million on the line of credit and in December 2005, we converted the $1.0 million line of credit into a term loan. The term loan totaled $694,000 as of December 31, 2006 and $1.0 million as of January 1, 2006 and is payable in 36 monthly installments of principal and interest at a rate of prime rate plus 0.50% (8.75% at December 31, 2006 and 7.75% at January 1, 2006). In addition, the agreement includes a $2.0 million term loan for capital equipment expenditures that accrues interest on the outstanding principal balance at a rate of prime rate plus 0.50%. This term loan is payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. The balance outstanding under this term loan was $722,000 as of December 31, 2006 and $1.4 million as of January 1, 2006. Our equipment, inventory, and intangible assets collateralize the borrowings under the agreement. The agreement contains certain financial and non-financial covenants with which we were in compliance at December 31, 2006.

In March 2006, we further amended our amended and restated loan and security agreement with the same bank. As a result of this amendment, this agreement now includes a revolving line of credit allowing for borrowings of up to $7.5 million, which accrue interest at the prime rate (8.25% at December 31, 2006). The revolving line of credit has a maturity date of one year from the date of advance. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. As of December 31, 2006 we had $1.0 million outstanding under the line of credit.

Capital Leases

In October 2005, we entered into an agreement to lease computer equipment under a non-cancelable capital lease. With respect to each draw under this lease, 63.5% of the sum of the draw amount plus interest determined at the time of the draw is payable in monthly installments over the 24 months following the draw. At the end of the 24-month period, we will either pay the remaining 36.5% in a single balloon payment or extend financing for an additional 12 months. All draws under this lease, which were limited to $1.2 million, were completed by June 2006. We have drawn the entire $1.2 million under this lease, payable in 24 monthly installments of $37,600 at an interest rate of 9.4%. As of December 31, 2006, the amount due under the agreement totaled $789,000.

In July 2006, we entered into an agreement to finance equipment in our distribution center totaling $1.9 million under a non-cancelable capital lease. The lease is payable in 36 monthly installments of approximately $60,000 beginning January 2007 and ending December 2009, and accrues interest at a rate of 8%.

We also lease computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at rates ranging from 2% to 10% and mature 24 to 60 months from the date of funding. We secured additional funds of $373,000 during 2006, and $1.2 million during 2005, through capital lease financing agreements, through which we financed certain computer equipment, software, fixtures, and equipment for periods of two and three years. We are in compliance with all covenants required by these agreements. These amounts are included in the table below within the category of capital leases.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of long-term obligations at December 31, 2006 are as follows:

	Term Loans and Line of Credit	Capital Leases	Total
2007	$2,000	$2,164	$4,164
2008	389	817	1,206
2009	28	721	749
2010	—	—	—

Total minimum payments	2,417	3,702	6,119
Less amounts representing interest	—	(331)	(331)

Present value of minimum payments	2,417	3,371	5,788
Less current portion of long-term obligations	(2,000)	(1,949)	(3,949)

Non-current portion of long-term obligations	$417	$1,422	$1,839

8. Commitments and Contingencies

Operating Leases

We lease office, distribution center, and call center facilities under non-cancelable operating leases, which call for fixed rental payments ending between 2008 and 2013. We have the option to extend some of these leases for one or more additional terms of five years. In addition, we lease various office and IT equipment under operating leases. Total rent expense under operating leases was $3.0 million for 2006, $3.1 million for 2005 and $3.7 million for 2004.

In August 2004, we entered into an operating lease for approximately 53,000 square feet for our corporate headquarters. The lease expires on July 31, 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. In connection with the lease, we received landlord-provided incentives of approximately $2.3 million in the form of tenant improvements, which have been recorded as additions to fixed assets and other current and long-term liabilities and are being amortized over the term of the lease. As of December 31, 2006 and January 1, 2006, our long-term deferred rent liability totaled $1.6 million and $1.9 million, respectively, and our current deferred rent liability totaled $0.3 million.

In connection with the lease arrangements for our corporate headquarters, we are required to provide a standby letter of credit as a security deposit, which will be renewed annually until the end of the lease term. The standby letter of credit is funded under our revolving line of credit and is not required to be secured with cash.

Future minimum commitments at December 31, 2006 are as follows:

Operating Leases
2007	$2,632
2008	2,596
2009	2,499
2010	2,592
2011	1,493
Thereafter	2,363

Total minimum payments	$14,175

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. We do not currently collect and do not believe that we are required to collect New Jersey sales tax. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. The appeal is pending and trial was held on November 30 and December 1, 2006. We anticipate that briefing on the appeal will be finished by June 15, 2007. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements with respect to the sales tax alleged to be due. If we are unsuccessful in our appeal, the state of New Jersey would probably expand its assessment to include other years for which we did not collect sales tax. That additional assessment, along with attendant interest and penalties, could be material. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. However, the ultimate outcome of this matter could result in substantial tax liabilities for our past sales and have a material adverse affect on our financial position and results of operations.

Class Action Laddering Litigation. On and after July 6, 2001, eight stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York (the “Court”) naming drugstore.com as a defendant, along with the underwriters and certain of our present and former officers and directors (the “Individual Defendants”), in connection with our July 27, 1999 initial public offering and March 15, 2000 secondary offering (together, the “Offerings”). The complaints against drugstore.com have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period July 28, 1999 to December 6, 2000.

In general, the complaint alleges that the prospectuses through which we conducted the Offerings were materially false and misleading because they failed to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby the underwriters agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the after-market at predetermined prices. The complaint asserts violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The action seeks damages in an unspecified amount and other relief. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies or their former officers and directors.

Key procedural elements of the case have been resolved, but whether or not the class is certified is still undecided. On July 15, 2002, the Company moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against drugstore.com. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. However, on December 5, 2006 the Second Circuit court of appeals vacated the Court’s order certifying the six classes on the basis that the plaintiffs had not met their burden in demonstrating that all of the elements required for such

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certification had been met. Plaintiffs filed a petition with the Second Circuit on January 5, 2007 for a rehearing of its December 5th ruling. That petition is still pending.

Prior to the December 5th ruling, drugstore.com, the plaintiff class, and the vast majority of the other issuer defendants or, in the case of bankrupt issuers, their directors and officers, approved a settlement agreement and related agreements, and submitted them for approval by the Court. It is still unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will ultimately have on that proposed settlement. The Court has stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on plaintiffs’ petition for rehearing.

If the proposed settlement between the issuers and plaintiffs is finally approved, we anticipate that any potential financial obligation of drugstore.com to the plaintiffs will be covered by existing insurance. We are currently not aware of any material limitations from our insurance carriers on the expected recovery of any potential financial obligation to the plaintiffs. Our carriers are solvent and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from drugstore.com’s insurance carriers should arise, drugstore.com’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JP Morgan Chase settlement is preliminarily and then finally approved, drugstore.com’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be approximately $2.7 million.

There is no assurance that the Court will grant final approval to the issuers’ settlement. We are unable to estimate the potential damages that might be awarded if the Second Circuit were to reverse its ruling, the proposed settlement were not approved, we were found liable, there arose a material limitation with respect to our insurance coverage, or the amount awarded were to exceed our insurance coverage. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse affect on our financial position and results of operations.

Other.    From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition or operating results.

9. Income Taxes

No tax benefit or expense was recorded in 2006 and 2005 due to our ongoing operating losses. In 2004, we recorded a deferred tax benefit of $980,000, which resulted from the impairment of certain indefinite-lived intangible assets and the related reduction in deferred tax liabilities that were recorded in connection with our acquisition of Vision Direct. Our deferred tax asset consists primarily of net operating loss carry-forwards and amortization and impairment of intangible assets. We have provided a valuation allowance for our deferred tax asset to an amount expected to be realized. The increase in the valuation allowance on the deferred tax asset was $2.7 million in 2006 and $7.3 million for 2005.

At December 31, 2006 and January 1, 2006, we had approximately $538.6 million and $519.0 million, respectively, of net operating loss carry-forwards that will expire beginning in 2018. Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The value of the stock at

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years. As of December 31, 2006, there were no significant limitations on the use of our existing net operating loss under Internal Revenue Code Section 382.

Approximately $8.6 million of our net operating loss carry-forwards are acquired operating loss carry-forwards. To the extent that we realize these acquired operating loss carry-forwards, the resulting tax benefits would reduce any remaining goodwill related to the acquisition. Approximately $8.8 million of our net loss carry-forwards are related to tax-deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carry-forwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at the enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2006	January 1, 2006
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward (federal)	$182,811	$176,455
Net operating loss carry-forward (state)	5,502	7,458
Depreciation, amortization and impairment of intangible assets	42,951	47,709
Tax credit carry-forwards	1,239	126
Stock compensation	3,538	1,498
Other temporary differences	1,704	1,829

Total gross deferred tax assets	237,745	235,075
Less valuation allowance	(237,745)	(235,075)

Net deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Indefinite-lived intangible asset	(945)	(945)

Net deferred tax liability	$(945)	$(945)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	December 31,	January 1,	January 2,
	2006	2006	2005
	(in thousands)
Income tax benefit at statutory rate	$4,428	$7,106	$16,563
State taxes, net of federal impact	214	309	731
Impairment of goodwill	—	—	(6,772)
Tax credits	1,118	—	—
Other permanent differences	(476)	(112)	(229)
Acquisition of Vision Direct	—	—	2,906
Impact of rate change	(2,614)	—	—
Increase in valuation allowance	(2,670)	(7,303)	(12,219)

Total income tax benefit	$—	$—	$980

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Stockholders’ Equity

Outstanding Warrants

In June 2000, in connection with a five-year strategic agreement with CIGNA HealthCare Companies (CIGNA), we issued Tel-Drug, Inc., a subsidiary of CIGNA, a warrant to purchase 500,000 shares of our common stock at $7.76 per share. In December 2003, Tel-Drug transferred ownership of this warrant, which expires in December 2008, to Highbridge International LLC.

On February 14, 2005, in connection with the performance of executive recruiting services, we issued to Heidrick & Struggles, Inc. a warrant to purchase 115,000 shares of our common stock at $2.36 per share, which expires in February 2008. The fair value of the warrant totaled $159,000 and is included in the statement of operations in 2005. In November 2006, Heidrick & Struggles transferred ownership of this warrant to Lehman Brothers, Inc.

Common Stock

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

In October 2005, in connection with a license agreement, we issued 10,000 shares of our common stock having an aggregate fair value of $34,000.

Common Stock Reserved for Future Issuance

The following table represents the number of shares of common stock reserved for future issuance as of December 31, 2006:

Stock option plan	23,335,404
Employee stock purchase plan	2,293,784
Warrants to purchase common stock	615,000

26,244,188

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 Stock Plan

Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), our board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of drugstore.com. Under the 1998 Stock Plan, an aggregate of 38,618,770 shares of common stock have been reserved for future issuance. Shares for future issuances are determined by means of an automatic annual increase, beginning on the first day of fiscal year 2001, equal to (i) the lesser of (a) 5% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year or (b) 6,000,000 shares or (ii) a lesser amount determined by the plan administrator; provided that any shares from any such increase in previous years that are not actually issued will be added to the aggregate number of shares available for issuance under the 1998 Stock Plan. Pursuant to this provision, 3,870,501 additional shares were reserved for future issuance on December 29, 2003 (first day of fiscal year 2004), 2,000,000 additional shares were reserved for future issuance on January 2, 2006 (first day of fiscal 2006) and 4,700,000 were reserved for future issuance on January 1, 2007 (first day of fiscal 2007). No additional shares were reserved for future issuance on January 3, 2005 (first day of fiscal year 2005). Options granted under this plan generally vest as follows: 20% of the shares vest during the first six months and the remaining 80% vest quarterly over the subsequent 42 months. Our board of directors has delegated to the stock option subcommittee of the compensation committee of the board the authority to grant options within board-approved guidelines to certain recipients. In addition, our board of directors has authorized our chief executive officer to grant certain options in connection with offers of employment or consulting engagements, which are subject to the board’s subsequent ratification. Option grants generally have exercise prices equal to the fair market value of the common stock on the date of grant and expire 10 years from the date of grant.

Effective October 2004, our board of directors approved the grant of options to purchase 4,000,000 shares of our common stock to Dawn Lepore, our president, chief executive officer, and chairman of the board, at an exercise price of $2.97 per share, which was below the fair market value on the date of grant. The options were granted under our 1998 Stock Plan and vest and become exercisable as follows: (a) 2,000,000 option shares vest and become exercisable over a four-year period commencing on the date of grant, with 400,000 option shares vesting six months after the date of grant and the remaining 1,600,000 option shares vesting in equal quarterly installments over the subsequent 42-month period; (b) 1,000,000 option shares vest and become exercisable when our common stock trades for 30 consecutive trading days at a price of $5.00 or more per share; (c) 750,000 option shares vest and become exercisable when our common stock trades for 30 consecutive trading days at a price of $10.00 or more per share; and (d) 250,000 option shares vest and become exercisable when our common stock trades for 30 consecutive trading days at a price of $20.00 or more per share. The 2,000,000 option shares for which vesting is based on the price of our common stock vest in full on continuous employment by Ms. Lepore for a period of four years from the date of grant. Effective December 28, 2006, the vesting criteria of the 2,000,000 performance-based options was amended and now the options vest in full in the event of any change of control, regardless of the per share stock price paid at the time of change of control. There was no material impact on the consolidated financial statements as a result of this change.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Determining Fair Value

We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used in arriving at the fair value of each option grant:

	Employee Stock Options
	Year ended December 31, 2006	Year ended January 1, 2006	Year ended January 2, 2005
Expected volatility	77%	83%	89%
Expected term (in years)	6.0	3.2	3.6
Risk-free interest rate	4.5%	3.9%	2.8%
Expected dividend	0%	0%	0%
Weighted-average fair value	$2.31	$1.68	$2.56

Our computation of expected volatility is based on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Prior to 2006, our computation of expected volatility was based on our historical volatility. Our expected life in 2006 was calculated using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which results in a six-year expected term. Prior to 2006, our computation of expected life was based on vesting schedules and historical experience of options exercised. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards do not correspond with the terms for which interest rates are quoted, we average the periods to determine the rate from the available term maturities. A dividend yield of 0% was considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we considered historical voluntary termination behavior, in addition to analyzing actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: employees, executives, our chief executive officer, board members, and other non-employees. Through the third quarter of 2006, an estimated forfeiture rate of approximately 30% was applied to employees and executive subgroups based on the weighted average termination behavior of those subgroups. In the fourth quarter of 2006, we reviewed our forfeiture rate analysis, which resulted in an increase in our forfeiture rate to 35%. We recorded the revised forfeiture rate as a change in estimate, resulting in a reduction of stock-based compensation in 2006 totaling approximately $185,000. A forfeiture rate of 0% is applied to our chief executive officer, board members, and non-employees. Prior to the adoption of FAS 123(R), we recognized the impact of forfeitures when they occurred.

Stock Compensation Expense

We recognized stock-based compensation totaling $6.7 million for the year ended December 31, 2006 under FAS 123(R). As required by FAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Prior to January 2, 2006, we recognized stock-based compensation under the provisions of APB 25 and FAS 123 for options granted with exercise prices below market value on the date of grant, options and warrants issued to non-employees for services, and modifications to existing option grants. Compensation expense under the previous methods for the years ended January 1, 2006 and January 2, 2005 totaled $2.0 million and $1.2 million, respectively.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation by operating function recorded in the Statement of Operations:

	Year ended December 31, 2006	Year ended January 1, 2006	Year ended January 2, 2005
	(in thousands)
Fulfillment and order processing	$835	$2	$188
Marketing and sales	1,058	218	62
Technology and content	1,071	5	134
General and administrative	3,757	1,743	854

Total	$6,721	$1,968	$1,238

We recorded stock compensation expense totaling $30,000 in 2006, $169,000 in 2005 and $43,000 in 2004 for the fair value of options granted to non-employees for services.

In 2006, 2005 and 2004, certain stock options were modified for terminated employees, which resulted in a stock compensation charge of $329,000 in 2006, $175,000 in 2005 and $395,000 in 2004.

As of December 31, 2006, the total compensation cost related to unvested options granted to employees under our 1998 Stock Plan totaled $12.7 million, net of estimated forfeitures of approximately $9.1 million. This cost will be amortized on a straight-line basis over a weighted-average period of 2.9 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

The following table summarizes activity under our 1998 Stock Plan:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	6,898,968	15,764,528	$3.84

Additional shares authorized	2,000,000	—	—
Options granted	(7,353,215)	7,353,215	$3.30
Options exercised	—	(1,328,092)	$1.85
Options forfeited	2,793,827	(2,793,827)	$5.76

Outstanding at December 31, 2006	4,339,580	18,995,824	$3.49

Vested and expected to vest at December 31, 2006		13,598,242	$3.59	7.72	$9,051

Exercisable at December 31, 2006		7,430,855	$3.89	6.79	$6,099

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the 16.6 million shares subject to options that were in-the-money at December 31, 2006 (i.e., with an exercise price of $3.66 or less). The aggregate intrinsic value of options exercised was $2.0 million, $2.8 million and $11.2 million during the years ended December 31, 2006, January 1, 2006 and January 2, 2005.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Employee Stock Purchase Plan

Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 Employee Stock Purchase Plan), a total of 500,000 shares of common stock were initially reserved for issuance, and there is an annual increase on the first day of each fiscal year equal to the lesser of (1) 500,000 shares, (2) three percent (3%) of our shares outstanding on the last day of the immediately preceding fiscal year, or (3) such lesser number of shares as may be determined by the board of directors. Eligible employees may purchase common stock under the 1999 Employee Stock Purchase Plan for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period. For the years ended December 31, 2006, January 1, 2006, and January 2, 2005, employees purchased 102,283, 127,952, and 85,569 shares, respectively, of our common stock under the 1999 Employee Stock Purchase Plan in exchange for $266,000, $294,000, and $297,000, respectively. As of December 31, 2006, there were 2,293,784 shares reserved for future issuance under the 1999 Employee Stock Purchase Plan.

12. Related Parties

For the years ended January 1, 2006 and January 2, 2005, we recorded revenues of $6.3 million and $14.1 million, respectively, by acting as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. Effective November 9, 2005, we terminated this agreement with Amazon.com. Amounts due from Amazon.com totaled $21,000 as January 1, 2006. No amounts were due as of December 31, 2006 and no revenue was generated for the year ended December 31, 2006.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(in thousands)
Over- the-Counter (OTC):
Net sales	$197,964	$180,566	$155,316
Cost of sales	139,674	130,346	113,354
Variable order costs (a)	18,650	19,069	15,923

Contribution margin (b)	$39,640	$31,151	$26,039

Local Pick-Up Pharmacy:
Net sales (c)	$100,654	$96,126	$92,440
Cost of sales	89,654	84,660	82,268
Variable order costs (a)	4,128	4,030	3,963

Contribution margin (b)	$6,872	$7,436	$6,209

Mail-Order Pharmacy:
Net sales	$67,379	$75,612	$63,936
Cost of sales	58,026	65,352	54,450
Variable order costs (a)	5,501	6,959	6,381

Contribution margin (b)	$3,852	$3,301	$3,105

Vision:
Net sales	$49,780	$47,126	$48,407
Cost of sales	38,682	37,008	36,786
Variable order costs (a)	2,478	2,858	3,383

Contribution margin (b)	$8,620	$7,260	$8,238

Consolidated:
Net sales (d)	$415,777	$399,430	$360,099
Cost of sales	326,036	317,366	286,858
Variable order costs (a)	30,757	32,916	29,650

Contribution margin (b)	$58,984	$49,148	$43,591

(a)

These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees, and royalty costs that are variable based on sales volume. These amounts exclude depreciation, fixed overhead costs, and stock-based compensation.

(b)

Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of these sales and the incremental (variable) fulfillment and order processing costs of delivering orders to our customers and royalty costs.

(c)	Net sales in our local pick-up pharmacy include co-payments totaling $22.1 million for 2006, $21.1 million for 2005, and $19.7 million for 2004.
(d)	Net sales in 2006, 2005, and 2004 were comprised of 99% of sales in the United States of America and 1% of sales internationally.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated contribution margin for reportable segments	$58,984	$49,148	$43,591
Less:
Fixed fulfillment and order processing (e)	10,404	9,391	12,139
Marketing and sales (f)	29,673	30,358	22,444
Technology and content	16,190	12,773	9,617
General and administrative	15,413	15,791	17,054
Impairment of goodwill and other intangible assets	—	—	27,460
Amortization of intangible assets	2,060	3,004	3,952

Operating loss	$(14,756)	$(22,169)	$(49,075)

(e)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.
(f)	These amounts exclude CNS-related royalty expenses of $62,000 in 2006, $2.5 million in 2005, and $2.2 million in 2004 that are included in variable costs.

The following table presents assets by segment and geographic asset information:

	December 31, 2006	January 1, 2006
	(in thousands)
Total Assets:
Over- the-Counter (OTC)	$39,357	$37,964
Local Pick-Up Pharmacy	32,138	32,158
Mail-Order Pharmacy	7,970	8,226
Vision	31,624	30,620
Corporate	57,233	61,595

Consolidated	$168,322	$170,563

Property and Equipment, Net:
United States of America	$18,183	$15,691
Canada	110	148

	$18,293	$15,839

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Quarterly Results of Operations (unaudited)

The following tables contain selected unaudited consolidated statement of operations information for each quarter of fiscal years 2006 and 2005. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year ended December 31, 2006				Fiscal Year ended January 1, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	($ in thousands, except per share data)
Net sales	$108,598	$100,634	$102,436	$104,109	$106,369	$96,596	$96,892	$99,573
Cost of sales	85,190	79,012	79,945	81,889	83,575	77,419	77,036	79,336
Net loss	(2,947)	(2,593)	(2,193)	(5,293)	(4,492)	(7,108)	(4,305)	(4,994)
Basic and diluted net loss per share (1)	$(0.03)	$(0.03)	$(0.02)	$(0.06)	$(0.05)	$(0.08)	$(0.05)	$(0.06)

Shares used in computation of basic and diluted net loss per share	94,027,508	93,488,258	93,136,203	92,969,650	92,877,328	92,641,952	92,228,222	85,487,764

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the annual net loss per share.

DRUGSTORE.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of fiscal period	Charges to revenue, costs and expenses	Deductions		Balance at end of fiscal period
Year Ended December 31, 2006
Allowance for doubtful accounts	$101	$159	$222	(a)	$38
Allowance for sales returns	369	2,742	2,772	(b)	339
Reserve for inventory valuation	592	418	501	(c)	509
Year Ended January 1, 2006
Allowance for doubtful accounts	$98	$294	$291	(a)	$101
Allowance for sales returns	171	3,049	2,851	(b)	369
Reserve for inventory valuation	378	949	735	(c)	592
Year Ended January 2, 2005
Allowance for doubtful accounts	$45	$450	$397	(a)	$98
Allowance for sales returns	324	2,069	2,222	(b)	171
Reserve for inventory valuation	471	392	485	(c)	378

(a)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.
(b)	Deductions consist of sales credits to customers for product returns.
(c)	Deductions consist of write-off of obsolete inventory and inventory shrinkage.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2007.

Signature	Title

/S/ DAWN G. LEPORE Dawn G. Lepore	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/S/ ROBERT A. BARTON Robert A. Barton	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ RICHARD W. BENNET III Richard W. Bennet III	Director

/S/ GEOFFREY R. ENTRESS Geoffrey R. Entress	Director

/S/ JEFFREY M. KILLEEN Jeffrey M. Killeen	Director

/S/ WILLIAM D. SAVOY William D. Savoy	Director

/S/ GREGORY S. STANGER Gregory S. Stanger	Director