Form 10-Q
period 2007-04-01
DRUGSTORE COM INC
filed 2007-05-09
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

or

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

As of May 4, 2007, the registrant had 95,044,077 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three months ended April 1, 2007

I NDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Net sales	$109,765	$104,109
Costs and expenses:
Cost of sales	85,062	81,889
Fulfillment and order processing	10,974	10,177
Marketing and sales	8,089	8,977
Technology and content	4,715	3,942
General and administrative	4,709	4,294
Amortization of intangible assets	444	530

Total costs and expenses	113,993	109,809

Operating loss	(4,228)	(5,700)
Interest income, net	450	407

Net loss	$(3,778)	$(5,293)

Basic and diluted net loss per share	$(0.04)	$(0.06)

Weighted average shares outstanding used to compute basic and diluted net loss per share	94,500,129	92,969,650

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 1, 2007	December 31, 2006
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$11,627	$13,393
Marketable securities	26,604	27,246
Accounts receivable, net of allowances	37,010	36,688
Inventories	25,820	26,469
Prepaid marketing expenses	2,290	2,290
Other current assets	3,183	2,615

Total current assets	106,534	108,701
Fixed assets, net	18,856	18,293
Other intangible assets, net	4,932	5,376
Goodwill	32,202	32,202
Prepaid marketing expenses and other	3,178	3,750

Total assets	$165,702	$168,322

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,251	$57,507
Accrued compensation	2,948	4,841
Accrued marketing expenses	3,217	3,661
Other current liabilities	1,133	1,292
Current portion of long-term debt obligations	4,058	3,949

Total current liabilities	69,607	71,250

Long-term debt obligations, less current portion	1,631	1,839
Deferred income taxes	945	945
Other long-term liabilities	1,538	1,610

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 94,638,241 and 94,335,027 shares issued and outstanding	846,120	843,026
Accumulated other comprehensive loss	(20)	(7)
Accumulated deficit	(754,119)	(750,341)

Total stockholders’ equity	91,981	92,678

Total liabilities and stockholders’ equity	$165,702	$168,322

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Operating Activities:
Net loss	$(3,778)	$(5,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,891	1,458
Amortization of marketing and sales agreements	572	572
Amortization of intangible assets	444	530
Stock-based compensation	2,431	1,703
Other	—	4
Changes in:
Accounts receivable	(322)	(914)
Inventories	649	3,781
Prepaid marketing expenses and other current assets	(568)	189
Accounts payable, accrued expenses, and other liabilities	(1,824)	(4,886)

Net cash used in operating activities	(505)	(2,856)

Investing Activities:
Purchases of marketable securities	(7,146)	(10,873)
Sales and maturities of marketable securities	7,775	13,475
Purchases of fixed assets	(2,176)	(1,351)

Net cash (used in) provided by investing activities	(1,547)	1,251

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	663	251
Borrowings on line of credit	300	—
Principal payments on capital leases and term loan obligations	(677)	(585)

Net cash provided by (used in) financing activities	286	(334)

Net decrease in cash and cash equivalents	(1,766)	(1,939)
Cash and cash equivalents at beginning of period	13,393	20,291

Cash and cash equivalents at end of period	$11,627	$18,352

Supplemental Cash Flow Information:
Equipment acquired in capital lease agreements	$278	$238

Cash paid during the period for interest	$118	$95

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

2. Basis of Presentation and Principles of Consolidation

We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. These consolidated financial statements are unaudited but, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of future results for the fiscal year ending December 30, 2007 or any other interim period, due to seasonal and other factors. We have derived the consolidated balance sheet as of December 31, 2006 from audited financial statements as of the date, but we have excluded certain information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

The accompanying consolidated financial statements include those of drugstore.com, inc. and our subsidiaries. We have eliminated all material intercompany transactions and balances.

We operate using a 52/53-week retail calendar year, with each of the fiscal quarters in a 52-week fiscal year representing a 13-week period. Fiscal years 2007 and 2006 are 52-week years.

3. Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates include, but are not limited to, revenue recognition, inventories, goodwill and intangible assets, stock-based compensation, and commitments and contingencies. Actual results could differ from our estimates, and these differences could be material.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 will become effective as of the beginning of the first fiscal year beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We are currently in the process of evaluating the effects of the adoption of SFAS 159 on our consolidated financial statements.

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

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FAS 109) (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective beginning in the first quarter of 2007. We did not have any unrecognized tax benefits before or after the adoption of FIN 48. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, we have not incurred charges for interest or penalties in relation to the underpayment of income taxes. The tax years 1998 through the present remain open to examination by the major taxing jurisdictions to which we are subject.

4. Net Loss Per Share

We compute net loss per share using the weighted average number of shares of common stock outstanding. We exclude shares associated with stock options, warrants, and our employee stock purchase plan from the calculation of diluted net loss per share, as their effects are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(in thousands, except share and per share data)
Numerator:
Net loss	$(3,778)	$(5,293)

Denominator:
Weighted average shares outstanding used in computation of basic and diluted net loss per share	94,500,129	92,969,650

Basic and diluted net loss per share	$(0.04)	$(0.06)

As of April 1, 2007 and April 2, 2006, there were 18,127,107 and 17,319,708 shares, respectively, of common stock subject to outstanding stock options and 615,000 shares of common stock subject to warrants in each period, all of which we excluded from the computation of diluted net loss per share, as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

5. Stock-Based Compensation

Stock-Based Benefit Plans

1998 Stock Plan - Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), our board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of drugstore.com. Options under this plan generally vest as follows: 20% of the shares vest during the first six months and the remaining 80% vest quarterly over the subsequent 42 months. Option grants generally have exercise prices equal to the fair market value of the common stock on the date of grant and expire ten years from the date of grant. Our board of directors has delegated to the stock option subcommittee of the compensation committee of the board the authority to grant options within board-approved guidelines to certain recipients. In addition, our board of directors has authorized our chief executive officer to grant certain options in connection with offers of employment or consulting engagements, certain of which grants are subject to the board’s subsequent ratification.

1999 Employee Stock Purchase Plan - Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees may purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year. During the three-month period ended April 1, 2007, employees purchased 55,193 shares of our common stock under the 1999 ESPP in exchange for approximately $130,000, and during the three-month period ended April 2, 2006, employees purchased 51,420 shares of common stock under the 1999 ESPP in exchange for approximately $141,000.

Stock-Based Compensation Expense

We account for the 1998 Stock Plan and the 1999 ESPP under the recognition and measurement principles of FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock-based awards is determined using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As required by FAS 123R, management made an estimate of expected forfeitures, and we are recognizing compensation costs only for those equity awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, we will record such amounts retrospectively as an increase or decrease in stock-based compensation in the period we revise the estimates. We consider many factors when estimating expected forfeitures, including historical voluntary termination behavior and actual option forfeitures. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The following table summarizes stock-based compensation by operating function recorded in the Statement of Operations:

	Three Months Ended
	April 1, 2007	April 2, 2006
Fulfillment and order processing	$275	$221
Marketing and sales	414	324
Technology and content	358	272
General and administrative	1,384	886

Total	$2,431	$1,703

Stock Option Activity

The following table summarizes activity under our 1998 Stock Plan:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2006 (1)	4,493,562	18,841,842	$3.50

Additional shares authorized	4,700,000	—	—
Options granted	(1,024,300)	1,024,300	$2.92
Options exercised	—	(248,021)	$2.15
Options forfeited	1,491,014	(1,491,014)	$3.74

Outstanding at April 1, 2007	9,660,276	18,127,107	$3.46

Vested and expected to vest at April 1, 2007		13,438,848	$3.55	7.60

Exercisable at April 1, 2007		7,286,787	$3.84	6.66

(1)	The balance as of December 31, 2006 has been adjusted for 153,982 shares forfeited during 2006 not previously reported.

6. Line of Credit

In April 2007, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matures in March 2008. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. As of April 1, 2007, borrowings under the existing line of credit totaled $1.3 million, of which $1.0 million was converted into a term loan under the amended and restated loan and security agreement. The term loan will be paid in 36 monthly installments and accrues interest at the prime rate plus .50%.

7. Commitments and Contingencies

Legal Proceedings

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. We do not currently collect and do not believe that we are required to collect New Jersey sales tax. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. The appeal is pending and trial was held on November 30 and December 1, 2006. We filed our initial brief on April 30, 2007, and we anticipate that briefing on the appeal will be finished by June 15, 2007. Due to the uncertainty of the appeal, no amounts have been recorded in the accompanying financial statements with respect to the sales tax alleged to be due. If we are unsuccessful in our appeal, the state of New Jersey would probably expand its assessment to include other years for which we did not collect sales tax. That additional assessment, along with attendant interest and penalties, could be material. No amounts have been accrued for this matter as our liability, if any, cannot be reasonably estimated. However, the ultimate outcome of this matter could result in substantial tax liabilities for our past sales and have a material adverse affect on our financial position and results of operations.

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

Key procedural elements of the case have been resolved, but whether or not the class is certified is still undecided. On July 15, 2002, the Company moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against drugstore.com. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The underwriter defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. Plaintiffs have not yet moved to certify a class in the case involving drugstore.com.

Prior to the December 5th ruling, drugstore.com, the plaintiff class, and the vast majority of the other issuer defendants or, in the case of bankrupt issuers, their directors and officers, approved a settlement agreement and related agreements, and submitted them for approval by the Court. It is still unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will ultimately have on that proposed settlement, which the District Court has not yet finally approved, because drugstore.com’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process. The Court has stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints.

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

8. Segment Information

We have four reporting segments: OTC, mail-order pharmacy, local pick-up pharmacy, and vision. The OTC segment is comprised of the sales and related costs of selling all non-prescription products through our websites, customized nutritional supplement programs through CNS, and net sales of consignment products. The mail-order pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website for mail-order delivery. The local pick-up pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website and the RiteAid.com website for pick-up at a local Rite Aid store. Our vision segment is comprised of sales and the related costs of selling contact lenses through Vision Direct. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume).

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Three Months Ended
	April 1, 2007	April 2, 2006
Over-the-Counter (OTC):
Net sales	$56,262	$49,006
Cost of sales	39,651	34,663
Variable order costs (a)	5,368	4,328

Contribution margin (b)	$11,243	$10,015

Mail-Order Pharmacy:
Net sales	$13,478	$18,300
Cost of sales	11,313	15,845
Variable order costs (a)	1,120	1,602

Contribution margin (b)	$1,045	$853

Local Pick-Up Pharmacy:
Net sales (c)	$26,473	$24,213
Cost of sales	23,602	21,588
Variable order costs (a)	1,088	992

Contribution margin (b)	$1,783	$1,633

Vision:
Net sales	$13,552	$12,590
Cost of sales	10,496	9,793
Variable order costs (a)	648	661

Contribution margin (b)	$2,408	$2,136

Consolidated:
Net sales	$109,765	$104,109
Cost of sales	85,062	81,889
Variable order costs (a)	8,224	7,583

Consolidated contribution margin (b)	$16,479	$14,637

Less:
Fixed fulfillment and order processing (d)	$2,767	$2,613
Marketing and sales (e)	8,072	8,958
Technology and content	4,715	3,942
General and administrative	4,709	4,294
Amortization of intangible assets	444	530

Operating loss	$(4,228)	$(5,700)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs.
(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. We calculate it as net sales less the direct cost of goods sold, the incremental (variable) fulfillment and order processing costs of delivering orders to our customers, and royalty costs.
(c)	Net sales in our local pick-up pharmacy segment include co-payments totaling $5.9 million and $5.5 million for the three-month periods ended April 1, 2007, and April 2, 2006, respectively.
(d)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.
(e)	These amounts exclude royalty expenses of $17,000 and $19,000 for the three-month periods ended April 1, 2007, and April 2, 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this quarterly report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “targets,” “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “plan,” “forecast,” “continue,” “remain,” “would,” “should,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, changes in consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, changes in senior management, risks related to systems interruptions, possible governmental regulation and the ability to manage a growing business. These factors described in this paragraph and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2006. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

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

•

Over-the-counter (OTC). Our OTC segment includes all non-prescription products sold online through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com, and www.lensquest.com, or over the telephone, including nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. We source our OTC products from various manufacturers and distributors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items, which encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. In 2007, we will continue to focus on improving our customers’ shopping experience by enhancing our internal search technology and website conversion, expanding our category offerings through the introduction of our drop ship program, and making key investments in our prestige Beauty.com website.

•

Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online through the pharmacy section of the drugstore.com web store or over the telephone and delivered to customers through our mail-order facility. We procure our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription fulfillment services for pharmacy benefit managers, or PBMs. We sell over 5,000 prescription drugs, including many specialty drugs for the treatment of chronic conditions such as cancer, HIV, and multiple sclerosis, which are not carried by brick-and-mortar pharmacies and require special handling or service. In this segment, we focus our marketing efforts directly on consumers online and through doctors to maximize growth in our cash prescription and specialty pharmacy business. In addition to the sale of prescription drugs, we sell advertising on our website, to monetize the more than one million unique visitors per month researching drugs and other healthcare content provided on the site. We anticipate that continued growth in this segment in 2007 will substantially depend on our ability to grow prescription volumes through these efforts. We anticipate that our decision not to participate in the low-margin Medicare Part D prescription drug benefit program offered by the U.S. government will continue to have a negative impact on our growth but a favorable impact on our gross margin.

•

Local Pick-Up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills sold online through the drugstore.com web store or the Rite Aid web store at www.RiteAid.com (which is powered by the drugstore.com web store) or over the telephone and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and e-mail refill reminders. In 2007, we anticipate that net sales in the local pick-up pharmacy segment will not be a significant source of growth, as we continue to focus the majority of our marketing efforts on our OTC segment.

•

Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com, or over the telephone at 1-800-VISIONDIRECT. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2007, we are focusing on a strategy of balancing customer acquisition with net margin in order to maximize our profits, rather than focusing exclusively on revenue growth.

Revenues. We generate revenue primarily from product sales and shipping fees. For the three-month period ended April 1, 2007, we reported consolidated total net sales of $109.8 million, which reflected a $5.7 million, or 5%, increase over the three-month period ended April 2, 2006. Our net sales growth was driven by a 10% year-over-year increase in our total order volume, to 1.5 million orders, partially offset by a year-over-year decrease in average net sales per order to $74 compared to $77. Our revenues benefited from strong growth in our OTC segment, which grew by 15% over the first quarter of 2006. Our revenues also benefited from year-over-year growth of 9% in our local pick-up pharmacy segment and 8% in our vision segment. These increases were partially offset by a year-over-year decrease in our mail-order pharmacy segment of 26%.

Expenses. Our operating expenses, including cost of goods sold, decreased as a percentage of net sales to 104% in the three-month period ended April 1, 2007, from 106% in the three-month period ended April 2, 2006. The decrease resulted primarily from a decrease in our overall cost of goods sold as a percentage of net sales year-over-year, reflecting both a favorable shift in our product mix and significant improvement in OTC margins due to the success of operating initiatives that we undertook to improve OTC profitability. In addition, marketing expenses declined as a percentage of net sales to 7% as a result of the conclusion of our brand campaign in the first quarter of 2006, partially offset by increased marketing expenses resulting from increased order volume.

Net Loss; Cash Position. Our net loss for the three-month period ended April 1, 2007 decreased by 29%, or $1.5 million, to $3.8 million, compared to $5.3 million for the three-month period ended April 2, 2006. We ended the first quarter of 2007 with $38.2 million in cash, cash equivalents and marketable securities, compared to $40.6 million at December 31, 2006, and $41.9 million at April 2, 2006. This balance reflects the use in the first quarter of 2007 of $505,000 to fund operating activities, $2.2 million for capital expenditures, and $700,000 to repay debt obligations, offset by proceeds of $663,000 from the exercise of employee stock options and purchases under our employee stock purchase plan and $300,000 of borrowings under our line of credit.

Significant Accounting Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. Additional information about our significant accounting policies is included in Note 1 of our consolidated financial statements included in Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2006. Although we believe that our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition and results of operations.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

We record revenues from sales of OTC (other than Weil-related CNS sales, as described below), mail-order pharmacy, and vision products net of promotional discounts, cancellations, rebates, and returns allowances. We recognize revenue when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price or fee earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. We estimate return allowances, which reduce product sales by our estimate of expected product returns, based on our historical experience. Historically, product returns and differences between our estimates and actual returns have not been significant.

We recognize revenues from sales of customized vitamins sold through our fulfillment agreement with Weil when products are shipped and title passes to the customer. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19, we record revenues generated by the Weil agreement in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer, and we do not bear general inventory risk associated with these sales. We recognize non-Weil customized vitamin sales on a gross basis, net of promotional discounts, cancellations, rebates, and returns allowances. Net sales in our OTC segment also include consignment service fees earned under our agreement with General Nutrition Corporation, or GNC, and agreements with other consignment vendors, which we also record on a net basis, because we do not take title to the inventory and do not establish pricing.

We recognize revenues from sales of prescription products ordered online or by telephone through the drugstore.com web store or the RiteAid.com web store (which is powered by the drugstore.com web store) for pick-up at a Rite Aid store, including co-payments that Rite Aid receives and collects on our behalf, when the customer picks up the product. In these circumstances, we use Rite Aid as our fulfillment partner. In accordance with EITF 99-19, we record revenues in our local pick-up pharmacy segment on a gross basis, because we act as a principal, based on the fact that, among other things, we bear both inventory risk and credit and collection risk associated with these sales.

For insured prescriptions in both our local pick-up and mail-order segments, the co-payment and the insurance reimbursement (which together make up the amount due to drugstore.com) constitute the full value of the prescription drug sale, and we receive this entire amount as cash. We therefore recognize the entire amount as revenue when we ship the order to the customer (for mail order prescriptions) or when the customer picks up the order (for local pick-up prescriptions).

From time to time, we provide incentive offers to our customers to encourage purchases. Such offers include discounts on specific current purchases, or future rebates based on a percentage of the current purchase, as well as other offers. We treat discounts, when our customers accept them, as a reduction in the sales price of the related transaction and we present them as a net amount in net sales. We treat rebates as a reduction in the sales price based on estimated redemption rates. We estimate redemption rates using our historical experience for similar offers. Historically, our redemption rates have not differed materially from our estimates, which we adjust quarterly.

Inventories

We value our inventories at the lower of cost (using the weighted-average cost method) or the current estimated market value. We regularly review inventory quantities on hand and adjust our inventories for shrinkage and slow-moving, damaged, and expired inventory, which we record as the difference between the cost of the inventory and the estimated market value based on management’s assumptions about future demand for the products we offer and market conditions. We use a variety of methods to reduce the quantity of slow-moving inventory, including reducing sales prices on our websites, negotiating returns to vendors, and liquidating inventory through third parties. If our estimates of future product demand or our assumptions about market conditions are inaccurate, we could understate or overstate the provision required for excess and obsolete inventory. Historically, inventory reserves have not differed materially from our estimates.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangibles, or FAS 142, we test for impairment of goodwill at the beginning of the fourth quarter and whenever indicators of impairment occur. The first phase of the test screens for impairment. If we determine impairment, the second phase measures the amount of impairment by comparing the fair value of the applicable reporting unit to its carrying value. We determine fair value using either a discounted cash flow methodology or methodology based on comparable market prices.

We review our indefinite-lived intangible assets for impairment when indicators of impairment occur and annually at the beginning of the fourth quarter. We compare the carrying value of the asset to its estimated fair value and record an impairment charge when the carrying value of the asset exceeds the estimated fair value.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144, we review the carrying values of our amortized long-lived assets, including definite-lived intangible assets, whenever an indicator of impairment occurs. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, we perform an evaluation of recoverability. We determine whether impairment exists based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. We measure any resulting impairment charge based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

If our estimates of revenue growth or future cash flows prove to be inaccurate, we may have a future impairment of goodwill, other intangible assets, or long-lived assets.

Stock-Based Compensation

We account for our stock-based awards under the provisions of FAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single-option approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We base our computation of expected volatility on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. We compute expected life using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107. Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which results in a six-year expected term. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards do not correspond with the terms for which interest rates are quoted, we average the rates quoted for the closest available term maturities. A dividend yield of 0% is considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we consider historical voluntary termination behavior in addition to actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. We apply an estimated forfeiture rate of approximately 35% to non-management and management employee subgroups, based on the weighted average termination behavior of those subgroups. we apply a forfeiture rate of 0% to our chief executive officer, board members, and non-employees. If our estimated forfeiture rate changes, we retrospectively increase or decrease stock-based compensation in the period of change. Any such revisions to the estimates we use to calculate the fair value of our stock-based awards could have a material impact on our results of operations and financial position. See Note 5 of our consolidated financial statements, Stock-Based Compensation, included in Part I, Item 1 of this quarterly report.

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

Results of Operations

Net Sales

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006
	(in thousands, except per order data)
Total net sales	$109,765	5.4%	$104,109
Total customer orders shipped	1,477	9.6%	1,348
Average net sales per order	$74	-3.9%	$77

Net sales include gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, and other allowances. Net sales also include consignment service fees earned from our arrangement with GNC and other consignment vendors, under which we do not take title to the inventory and cannot establish pricing. We record on an et basis consignment service fees, which constitute approximately 1% of total net sales in each period presented. We bill orders to the customer’s credit card or, in the case of prescriptions covered by insurance, we bill the co-payment to the customer’s credit card and the remainder of the prescription price to insurance. We record sales of pharmaceutical products covered by insurance as the sum of the amounts received from the customer and the third party.

The year-over-year increase in total net sales for the first quarter resulted from a 10% increase in order volume, primarily driven by growth in our OTC segment. Revenues from repeat customers increased to 82% of net sales in the first quarter of 2007, compared to 81% in the first quarter of 2006. The year-over-year decrease in average net sales per order for the first quarter resulted from a higher mix of OTC orders, which have lower average net sales per order. Compared to the first quarter of 2006, net sales in our OTC segment increased by $7.3 million, or 15%, net sales in our local pick-up pharmacy segment increased by $2.3 million, or 9%, and net sales in our vision segment increased by $962,000, or 8%, all of which was partially offset by a decrease in net sales in our mail-order pharmacy segment of $4.8 million, or 26%.

OTC Net Sales

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006
	(in thousands, except per order data)
OTC net sales	$56,262	14.8%	$49,006

Segmented net sales information:
% of total net sales from OTC	51.3%		47.1%
Average net sales per order	$56	—	$56

The year-over-year increase in et sales in our OTC segment for the first quarter of 2007 resulted from an increase in order volume. The number of orders in our OTC segment grew by 15% to 1.0 million in the first quarter of 2007, compared to 870,000 in the first quarter of 2006, and the average net sales per order remained consistent at $56 in both periods. The number of customer orders includes new and repeat orders made through the drugstore.com website and the websites of our subsidiaries and orders generated through our fulfillment agreement with Weil. The increase in OTC order volume was driven by increased orders from both new and repeat customers as a result of our increasing active customer base and our continued efforts to improve customer retention and conversion resulting primarily from website improvements implemented in 2006.

Mail-Order Pharmacy Net Sales

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	(in thousands, except per order data)
Mail-order pharmacy net sales	$13,478	-26.4%	$18,300
Segmented net sales information:
% of total net sales from mail- order pharmacy	12.3%		17.6%
Average net sales per order	$161	3.9%	$155

The year-over-year decrease in net sales in our mail-order pharmacy segment for the first quarter of 2007 resulted from a decrease in order volume, offset by an increase in the average net sales per order. The number of orders in this segment decreased by 29% to 84,000 in the first quarter of 2007, compared to 118,000 in the first quarter of 2006, as a result of our decision not to participate in the low-margin Medicare Part D prescription drug benefit program offered by the U.S. government. Included in net sales of our mail-order pharmacy segment in the three-month period ended April 1, 2007 were wholesale orders to one party totaling $614,000, which increased our average net sales per order by $7 in the first quarter of 2007. In addition, the year-over-year increase in average net sales per order in this segment resulted from an increase of approximately 8% in the average price per prescription due to higher pharmaceutical costs, partially offset by a decrease in the average number of prescriptions per order.

Local Pick-up Pharmacy Net Sales

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	(in thousands, except per order data)
Local pick-up pharmacy net sales	$26,473	9.3%	$24,213
Segmented net sales information:
% of total net sales from local pick-up pharmacy	24.1%		23.3%
Average net sales per order	$105	-6.3%	$112

The year-over-year increase in net sales in our local pick-up pharmacy segment for the first quarter of 2007 resulted from an increase in the number of orders in this segment in the first quarter of 2007 to 251,000, compared to 217,000 in the first quarter of 2006. Orders in this segment are driven by Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and e-mail refill reminders. The increase in sales was partially offset by a $7 year-over-year decrease in average net sales per order resulting from a 6% decrease in the average number of prescriptions per order.

Vision Net Sales

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	(in thousands, except per order data)
Vision net sales	$13,552	7.6%	$12,590
Segmented net sales information:
% of total net sales from vision	12.3%		12.1%
Average net sales per order	$96	10.3%	$87

The year-over-year increase in net sales in our vision segment for the first quarter of 2007 resulted from the increase in the average net sales per order, partially offset by a slight decrease in order volume. The increase in the average net sales per order was driven primarily from selling a greater proportion of higher-priced, newer-technology contact lenses, and to a lesser extent, an increase in the average number of items per order. The number of orders in this segment decreased slightly to 141,000 in the first quarter of 2007, compared to 145,000 in the first quarter of 2006, as a result of a decrease in orders from new customers.

Customer Data

Approximately 338,000 new customers placed orders during the first quarter of 2007, increasing our total customer base to approximately 8.8 million customers since inception. Orders from repeat customers as a percentage of total orders increased to 77% during the first quarter of 2007, compared to 75% during the first quarter of 2006, as a result of an increase in our trailing 12-month active customer base. Active customer base includes those customers who have purchased at least once within the last 12 months. Both the active customer base (a trailing 12-month number) and average annual spend per active customer exclude net sales and orders generated by our CNS fulfillment relationship with Weil, and reflect only the activity of customers making purchases through the web sites of drugstore.com and its subsidiaries. The increase in orders from repeat customers as a percentage of total orders in the first quarter of 2007 primarily resulted from improved customer retention and increased order frequency as a result of our initiatives implemented during 2006.

Cost of Sales and Gross Margin

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	($ in thousands)
Cost of sales	$85,062	3.9%	$81,889
Gross margin dollars	$24,703	11.2%	$22,220
Gross margin percentage	22.5%		21.3%

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

Total cost of sales increased in absolute dollars in the three-month period ended April 1, 2007, compared to the three-month period ended April 2, 2006, as a result of growth in order volume and net sales. Total gross margin percentage increased year-over-year, primarily as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment, lower net shipping costs that we absorbed, and our operational initiatives.

We include in net sale our revenues from shipping charges to customers, which were $3.8 million and $3.4 million in the three-month periods ended April 1, 2007, and April 2, 2006. We include in cost of sales outbound shipping costs, which were $5.8 million and $5.5 million in the three-month periods ended April 1, 2007 and April 2, 2006. As part of our profitability initiatives, in 2006, we eliminated free 3-day shipping on orders of $99 or more, added shipping surcharges for shipments to Alaska, Hawaii, U.S. Territories, and APO/FPO military addresses, added a weight-based shipping surcharge for orders over 20 pounds, and secured a lower contractual rate from one of our shipping carriers. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	($ in thousands)
OTC cost of sales	$39,651	14.4%	$34,663
Segmented cost of sales information:
OTC OTC gross margin dollars	$16,611	15.8%	$14,343
OTC gross margin percentage	29.5%		29.3%

The year-over-year increase in cost of sales in our OTC segment in absolute dollars for the first quarter of 2007 resulted from increased order volume and net sales. The year-over-year increase in gross margin percentage for the first quarter of 2007 was primarily as a result of lower per-order net shipping costs, resulting from changes in our shipping policies and securing lower contractual rates from our primary shipping carrier.

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	($ in thousands)
Mail-order pharmacy cost of sales	$11,313	-28.6%	$15,845
Segmented cost of sales information:
Mail-order pharmacy gross margin dollars	$2,165	-11.8%	$2,455
Mail-order pharmacy gross margin percentage	16.1%		13.4%

The year-over-year decrease in cost of sales in our mail-order pharmacy segment in absolute dollars for the first quarter of 2007 resulted from a decrease in order volume and net sales. The year-over-year increase in gross margin percentage in this segment for the first quarter of 2007 resulted from improved margins from exiting unprofitable partnerships with certain PBMs and our review of pricing and profitability of pharmaceutical products.

Local Pick-up Pharmacy Cost of Sales and Gross Margin

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006
	($ in thousands)
Local pick-up pharmacy cost of sales	$23,602	9.3%	$21,588
Segmented cost of sales information:
Local pick-up gross margin dollars	$2,871	9.4%	$2,625
Local pick-up gross margin percentage	10.8%		10.8%

The year-over-year increase in cost of sales in our local pick-up pharmacy segment in absolute dollars in the first quarter of 2007 resulted from an increase in order volume and net sales.

Vision Cost of Sales and Gross Margin

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	($ in thousands)
Vision cost of sales	$10,496	7.2%	$9,793
Segmented cost of sales information:
Vision cost gross margin dollars	$3,056	9.3%	$2,797
Vision cost gross margin percentage	22.6%		22.2%

The year-over-year increase in cost of sales in our vision segment both in absolute dollars and in terms of gross margin percentage for the first quarter of 2007 was primarily as a result of a shift in product mix to sales of higher cost, newer technology contact lenses and lower per order net shipping costs, offset by increased promotional activity and a slight decline in order volume.

Fulfillment and Order Processing Expenses

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	($ in thousands)
Fulfillment and order processing expenses	$10,974	7.8%	$10,177
Percentage of net sales	10.0%		9.8%

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

Fulfillment and order processing expenses for the three-month period ended April 1, 2007 included $8.2 million of variable costs and $2.8 million of fixed costs, compared to $7.6 million of variable costs and $2.6 million of fixed costs for the three-month period ended April 2, 2006. Variable fulfillment and order processing expenses increased year-over-year primarily as a result of increases in order volume and per order labor costs in our OTC segment, partially offset by a decrease in order volume in our mail-order pharmacy segment. Fixed fulfillment and order processing expenses increased year-over-year primarily as a result of increase of $79,000 in operational costs, including work related to the capacity assessment of our primary distribution center, $70,000 in depreciation, and $54,000 in stock-based compensation expense. Fulfillment and order processing expenses as a percentage of net sales increased in the first quarter of 2007, compared to the first quarter of 2006, as a result of increases in both fixed and variable fulfillment costs.

Marketing and Sales Expenses

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	($ in thousands)
Marketing and sales expenses	$8,089	-9.9%	$8,977
Percentage of net sales	7.4%		8.6%

Marketing and sales expenses include advertising expenses, promotional expenditures, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. Advertising and promotional costs were $5.5 million and $6.7 million the first quarters of 2007 and 2006, respectively.

The year-over-year decrease in marketing and sales expenses both in absolute dollars and as a percentage of net sales for the first quarter of 2007 was primarily due to $1.8 million in final costs related to our brand advertising campaign that we incurred in the first quarter of 2006, partially offset by increases in advertising and promotional costs of $890,000 and increases in personnel costs and stock-based compensation expense of $315,000.

Technology and Content Expenses

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	($ in thousands)
Technology and content expenses	$4,715	19.6%	$3,942
Percentage of net sales	4.3%		3.8%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and enhancements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

The year-over-year increase in technology and content expenses both in absolute dollars and as a percentage of net sales for the first quarter of 2007 resulted primarily from increased depreciation expense of $370,000, resulting from the acquisition of software and computer equipment related to enhancements to our IT infrastructure in 2006, an increase in maintenance costs related to acquired software tools and other operational costs of $265,000, and to a lesser extent, a 6% increase in personnel costs and stock-based compensation expense.

General and Administrative Expenses

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	($ in thousands)
General and administrative expenses	$4,709	9.7%	$4,294
Percentage of net sales	4.3%		4.1%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

The year-over-year increase in general and administrative expenses both in absolute dollars and as a percentage of net sales for the first quarter of 2007 resulted primarily from an increase in stock-based compensation of $498,000, as a result of increased option grants and option fair values, increased personnel costs of $369,000, including $190,000 of costs related to the departure of our chief financial officer and the search for his replacement, partially offset by declines in professional fees, insurance costs, and other administrative costs of $446,000.

Amortization of Intangible Assets

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	($ in thousands)
Amortization of intangible assets	$444	-16.2%	$530

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS and Acumins, Inc., and assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names and trademarks.

The year-over-year decrease in amortization expense for the first quarter of 2007 resulted from certain intangible assets being fully amortized in 2006.

Interest Income and Expense

	Three Months Ended
	April 1, 2007	% Change	April 2, 2006

	($ in thousands)
Interest income, net	$450	10.6%	$407

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. The year-over-year increase in net interest income for the first quarter of 2007 was a result of higher average interest rates.

Income Taxes

There was no provision or benefit for income taxes for the three-month periods ended April 1, 2007 and April 2, 2006 due to our ongoing operating losses.

Off-Balance Sheet Transactions

We have not entered into any off-balance sheet transactions.

Liquidity and Capital Resources

We have incurred net losses of $754.1 million since inception. We believe that we will continue to incur net losses for at least the next year, and possibly longer. From our inception through April 1, 2007, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $417.0 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the three-month periods ended April 1, 2007 and April 2, 2006.

	Three Months Ended
	April 1, 2007	$ Change	April 2, 2006

	(in thousands)
Cash used in operating activities	$(505)	$2,351	$(2,856)
Cash (used in) provided by investing activities	$(1,547)	$(2,798)	$1,251
Cash provided by (used in) financing activities	$286	$620	$(334)
Net decrease in cash and cash equivalents	$(1,766)	$173	$(1,939)

Net cash used in operating activities for the three-month period ended April 1, 2007 primarily reflects a net loss of $3.8 million and the use of $2.0 million in cash for operating assets and liabilities, partially offset by non-cash activities of $5.3 million. Net cash used in operating activities for the three-month period ended April 2, 2006 primarily reflects a net loss of $5.3 million and the use of $1.8 million in cash for operating assets and liabilities, partially offset by $4.3 million of non-cash activities. The year-over-year decrease in net cash used in operating activities was primarily as a result of a $1.5 million decrease in our net loss and a $1.1 million increase in non-cash activities, primarily from increased stock-based compensation and depreciation.

Net cash used in investing activities for the three-month period ended April 1, 2007 is primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, offset by the sales and maturities of marketable securities. Net cash provided by investing activities for the three-month period ended April 2, 2006 is primarily attributable to sales and maturities of marketable securities, offset by purchases of marketable securities and the acquisition of fixed assets. The year-over-year increase in net cash used in investing activities was primarily as a result of decreased sales and maturities of marketable securities, partially offset by a decrease in purchases of marketable securities.

Net cash provided by financing activities for the three-month period ended April 1, 2007 was attributable to proceeds received from exercises of employee stock options and purchases under our employee stock purchase plan and borrowings under our revolving bank line of credit, partially offset by the repayment of debt obligations. Net cash used in financing activities for the three-month period ended April 2, 2006 was attributable to payments on our debt obligations, partially offset by proceeds received from exercises of employee stock options and purchases under our employee stock purchase plan.

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

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.

In April 2007, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matures in March 2008. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. As of April 1, 2007, borrowings under the existing line of credit totaled $1.3 million, of which $1.0 million was converted into a term loan under the amended and restated loan and security agreement. The term loan will be paid in thirty six monthly installments and accrues interest at the prime rate plus .50%.

As of April 1, 2007, we did not have any future material noncancelable commitments to purchase goods or services.

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

Management Outlook

For the second quarter of fiscal year 2007, we are targeting net sales in the range of $108.0 million to $110.0 million and a net loss in the range of $3.0 million to $4.0 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with marketable securities, accounts receivable, accounts payable, capital lease obligations, bank line of credit, and cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments is not material to us.

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $1.2 million at April 1, 2007, and the highest interest rate attributable to this outstanding balance was 8.75% at April 1, 2007. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities. As of April 1, 2007, we had $26.6 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and chief accountant of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer, chief financial officer, and chief accountant concluded that, as of April 1, 2007, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to them in a timely fashion.

During the quarter ended April 1, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 of our consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

The risk factor disclosure included under Item 1A of our Annual Report on Form 10-K for the fiscal year end December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007 (the “Form 10-K”) has not materially changed other than as set forth below.

We have a history of generating significant losses, and may never be profitable.

We have incurred net losses of $754.1 million through April 1, 2007. To date, we have not become profitable, and we may never achieve profitability. We expect to continue to incur net losses for at least the next year, and possibly longer. As a result, our stock price may decline and investors may lose all or a part of their investment in our common stock.

The information above updates and should be read in conjunction with the discussion of our risk factors contained in Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 7, 2005 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2006 (SEC File No. 000-26137)).

10.1	Transition and Separation Agreement between drugstore.com, inc. and Robert A. Barton dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated January 30, 2007 (SEC File No. 000-26137)).

31.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Potter, Vice President, Chief Accountant of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert P. Potter, Vice President, Chief Accountant of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ Robert P. Potter
Robert P. Potter Vice President, Chief Accountant (Chief Accounting Officer)

Date: May 9, 2007