Form 10-Q
period 2007-07-01
DRUGSTORE COM INC
filed 2007-08-08
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

or

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

As of August 1, 2007, the registrant had 95, 659,376 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three and six months ended July 1, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$110,412	$102,436	$220,177	$206,545
Costs and expenses:
Cost of sales	85,317	79,945	170,379	161,834
Fulfillment and order processing	10,656	10,239	21,630	20,416
Marketing and sales	7,872	6,322	15,961	15,299
Technology and content	4,475	4,003	9,190	7,945
General and administrative	5,157	4,025	9,866	8,319
Amortization of intangible assets	306	531	750	1,061

Total costs and expenses	113,783	105,065	227,776	214,874

Operating loss	(3,371)	(2,629)	(7,599)	(8,329)
Interest income, net	356	436	806	843

Net loss	$(3,015)	$(2,193)	$(6,793)	$(7,486)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.07)	$(0.08)

Weighted average shares outstanding used to compute basic and diluted net loss per share	95,006,512	93,136,203	94,753,321	93,052,927

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 1, 2007	December 31, 2006
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$11,057	$13,393
Marketable securities	27,865	27,246
Accounts receivable, net of allowances	36,262	36,688
Inventories	25,429	26,469
Prepaid marketing expenses	2,290	2,290
Other current assets	2,840	2,615

Total current assets	105,743	108,701

Fixed assets, net	19,903	18,293
Other intangible assets, net	4,626	5,376
Goodwill	32,202	32,202
Prepaid marketing expenses and other	2,605	3,750

Total assets	$165,079	$168,322

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,926	$57,507
Accrued compensation	4,632	4,841
Accrued marketing expenses	3,160	3,661
Other current liabilities	1,213	1,292
Current portion of long-term debt obligations	3,040	3,949

Total current liabilities	67,971	71,250

Long-term debt obligations, less current portion	1,935	1,839
Deferred income taxes	945	945
Other long-term liabilities	1,466	1,610

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 95,327,445 and 94,335,027 shares issued and outstanding	849,926	843,026
Accumulated other comprehensive loss	(30)	(7)
Accumulated deficit	(757,134)	(750,341)

Total stockholders’ equity	92,762	92,678

Total liabilities and stockholders’ equity	$165,079	$168,322

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Operating Activities:
Net loss	$(3,015)	$(2,193)	$(6,793)	$(7,486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,911	1,548	3,802	3,006
Amortization of marketing and sales agreements	573	573	1,145	1,145
Amortization of intangible assets	306	531	750	1,061
Stock-based compensation	2,536	1,553	4,967	3,256
Other	(6)	9	(6)	13
Changes in:
Accounts receivable	748	(1,858)	426	(2,772)
Inventories	391	(469)	1,040	3,312
Prepaid marketing expenses and other current assets	343	175	(225)	364
Accounts payable, accrued expenses, and other liabilities	(690)	97	(2,514)	(4,789)

Net cash provided by (used in) operating activities	3,097	(34)	2,592	(2,890)

Investing Activities:
Purchases of marketable securities	(11,955)	(2,033)	(19,101)	(12,906)
Sales and maturities of marketable securities	10,690	1,825	18,465	15,300
Purchases of fixed assets	(2,954)	(1,975)	(5,130)	(3,326)

Net cash used in investing activities	(4,219)	(2,183)	(5,766)	(932)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,270	366	1,933	617
Borrowings on line of credit	—	—	300	—
Principal payments on capital leases and term loan obligations	(718)	(589)	(1,395)	(1,174)

Net cash provided by (used in) financing activities	552	(223)	838	(557)

Net decrease in cash and cash equivalents	(570)	(2,440)	(2,336)	(4,379)
Cash and cash equivalents at beginning of period	11,627	18,352	13,393	20,291

Cash and cash equivalents at end of period	$11,057	$15,912	$11,057	$15,912

Supplemental Cash Flow Information:
Equipment acquired in capital lease agreements	$4	$—	$282	$238

Cash paid during the period for interest	$134	$101	$252	$196

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of the Business

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, sexual well-being, household, and other non-prescription products and prescription medications through our website located at www.drugstore.com. We also offer prestige beauty products through our website located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com (which are also accessible through the drugstore.com website); and customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS). Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. Under the terms of an agreement with Rite Aid Corporation, or Rite Aid, customers are also able to order refill prescriptions for pickup at any Rite Aid store. We manage our business in four segments: over-the-counter (OTC), vision, mail-order pharmacy, and local pick-up pharmacy.

2.	Basis of Presentation and Principles of Consolidation

We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. These consolidated financial statements are unaudited but, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of future results for the fiscal year ending December 30, 2007 or any other interim period, due to seasonal and other factors. We have derived the consolidated balance sheet as of December 31, 2006 from audited financial statements as of that date, but we have excluded certain information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates include, but are not limited to, revenue recognition, inventories, goodwill and intangible assets, stock-based compensation, deferred taxes, and commitments and contingencies. Actual results could differ from our estimates, and these differences could be material.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 will become effective as of the beginning of the first fiscal year beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We are currently in the process of evaluating the effects of the adoption of SFAS 159, but do not expect it to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Financial Accounting Standards Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (SFAS 109) (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective beginning in the first quarter of 2007. We did not have any unrecognized tax benefits before or after the adoption of FIN 48. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, we have not incurred charges for interest or penalties in relation to the underpayment of income taxes. The tax years 1998 through the present remain open to examination by the major taxing jurisdictions to which we are subject.

4.	Net Loss Per Share

We compute net loss per share using the weighted average number of shares of common stock outstanding. We exclude shares associated with stock options, warrants, and our employee stock purchase plan from the calculation of diluted net loss per share, as their effects are anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(3,015)	$(2,193)	$(6,793)	$(7,486)

Denominator:
Weighted average shares outstanding used in computation of basic and diluted net loss per share	95,006,512	93,136,203	94,753,321	93,052,927

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.07)	$(0.08)

As of July 1, 2007 and July 2, 2006, there were 18,058,740 and 17,355,583 shares, respectively, of common stock subject to outstanding stock options and 815,000 and 615,000 shares, respectively, of common stock subject to warrants, all of which we excluded from the computation of diluted net loss per share, as their effect was anti-dilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

5.	Stockholders’ Equity

Stock-Based Benefit Plans

1998 Stock Plan—Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), our board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of

drugstore.com. Options under this plan generally vest over four years, as follows: 20% of the shares vest after six months, and the remaining 80% vest quarterly over the subsequent 42 months. Option grants generally have exercise prices equal to the fair market value of the common stock on the date of grant and expire ten years from the date of grant. Our board of directors has delegated to the stock option subcommittee of the compensation committee of the board the authority to grant options within board-approved guidelines to certain recipients. In addition, our board of directors has authorized our chief executive officer to grant certain options in connection with offers of employment or consulting engagements, certain of which grants are subject to the board’s subsequent ratification.

1999 Employee Stock Purchase Plan—Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees may purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year. During the six-month period ended July 1, 2007, employees purchased 55,193 shares of our common stock under the 1999 ESPP in exchange for approximately $130,000, and during the six-month period ended July 2, 2006, employees purchased 51,420 shares of common stock under the 1999 ESPP in exchange for approximately $141,000. No shares were purchased during the three-month periods ended July 1, 2007 and July 2, 2006, respectively.

Warrants

In June 2007, we issued to certain of our financial advisors a fully vested warrant to purchase 200,000 shares of our common stock at $2.50 per share, which expires in June 2017. The fair value of the warrant, determined using the Black-Scholes option pricing model, totaled $408,000 and is included in general and administrative expenses.

Stock-Based Compensation Expense

We account for the 1998 Stock Plan and the 1999 ESPP under the recognition and measurement principles of FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We determine the fair value of stock-based awards using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As required by SFAS 123R, management made an estimate of expected forfeitures, and we are recognizing compensation costs only for those equity awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, we will record such amounts retrospectively as an increase or decrease in stock-based compensation in the period in which we revise the estimates. We consider many factors when estimating expected forfeitures, including historical voluntary termination behavior and actual option forfeitures. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The following table summarizes stock-based compensation by operating function recorded in the Statement of Operations:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Fulfillment and order processing	$186	$154	$461	$375
Marketing and sales	372	257	786	581
Technology and content	285	262	643	534
General and administrative	1,693	880	3,077	1,766

Total	$2,536	$1,553	$4.967	$3,256

Stock Option Activity

The following table summarizes activity under our 1998 Stock Plan:

	Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2006 (1)	4,493,562	18,841,842	$3.50

Additional shares authorized	4,700,000	—	—
Options granted	(1,024,300)	1,024,300	$2.92
Options exercised	—	(248,021)	$2.15
Options forfeited	1,491,014	(1,491,014)	$3.74

Outstanding at April 1, 2007	9,660,276	18,127,107	$3.46

Options granted	(1,326,300)	1,326,300	$2.59
Options exercised	—	(689,204)	$1.84
Options forfeited	705,463	(705,463)	$3.76

Outstanding at July 1, 2007	9,039,439	18,058,740	$3.45

Vested and expected to vest at July 1, 2007		13,498,223	$3.56	7.64

Exercisable at July 1, 2007		7,401,954	$3.93	6.89

(1)	The balance as of December 31, 2006 has been adjusted for 153,982 shares forfeited during 2006 not previously reported.

6.	Line of Credit

In April 2007, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matures in March 2008. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. For the six months ended July 1, 2007, borrowings under the existing line of credit totaled $1.3 million, of which $1.0 million was converted into a term loan in April 2007 and $300,000 remains outstanding as of July 1, 2007 under the amended and restated loan and security agreement. The term loan will be paid in 36 monthly installments and accrues interest at the prime rate plus 0.50%.

7.	Commitments and Contingencies

Legal Proceedings

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. We do not currently collect and do not believe that we are required to collect New Jersey sales tax. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. The appeal is pending, and trial was held on November 30, and December 1, 2006. Briefing is complete, and we expect to have oral argument on the legal issues on August 14, 2007. Due to the uncertainty of the appeal, we have not recorded any amounts in the accompanying financial statements with respect to the sales tax alleged to be due. If we are unsuccessful in our appeal, the state of New Jersey would probably expand its assessment to include other years for which we did not collect sales tax. That additional assessment, along with attendant interest and penalties, could be material. We have not accrued any amounts for this matter, as it is not reasonably possible to estimate our liability, if any. However, the ultimate outcome of this matter could result in substantial tax liabilities for our past sales and have a material adverse affect on our financial position and results of operations.

Class Action Laddering Litigation. On and after July 6, 2001, eight stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York (the “Court”) naming drugstore.com as a defendant, along with the underwriters and certain of our present and former officers and directors (the “Individual Defendants”), in connection with our

July 27, 1999 initial public offering and March 15, 2000 secondary offering (together, the “Offerings”). The complaints against drugstore.com have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period July 28, 1999 to December 6, 2000.

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

On July 15, 2002, the Company moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against drugstore.com. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The underwriter defendants appealed the decision, and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that plaintiffs could ask the District Court to certify more narrow classes than those that the Court rejected. Plaintiffs have not yet moved to certify a class in the case involving drugstore.com.

Prior to the Second Circuit’s December 5, 2007 ruling, drugstore.com, the plaintiff class, and the vast majority of the other issuer defendants, or, in the case of bankrupt issuers, their directors and officers, submitted a settlement agreement to the Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The plaintiffs now plan to replead their complaints and move for class certification again

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than our insurance coverage. We are unable to estimate the potential damages that might be awarded if we were found liable, there arose a material limitation with respect to our insurance coverage, or the amount awarded were to exceed our insurance coverage. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse affect on our financial position and results of operations.

Other. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition or operating results.

8.	Segment Information

We have four reporting segments: OTC, vision, mail-order pharmacy, and local pick-up pharmacy. The OTC segment is comprised of the sales and related costs of selling all non-prescription products through our websites, customized nutritional supplement programs through CNS, and net sales of consignment products. Our vision segment is comprised of sales and the related costs of selling contact lenses through Vision Direct. The mail-order pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website for mail-order delivery. The local pick-up pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website and the RiteAid.com website for pick-up at a local Rite Aid store. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing, and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume).

The information presented below for these segments is information our management uses in evaluating operating performance.

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Over-the-Counter (OTC):
Net sales	$57,527	$47,254	$113,789	$96,260
Cost of sales	40,810	32,633	80,461	67,296
Variable order costs (a)	5,180	4,385	10,548	8,713

Contribution margin (b)	$11,537	$10,236	$22,780	$20,251

Vision:
Net sales	$13,795	$12,448	$27,347	$25,038
Cost of sales	10,475	9,623	20,971	19,416
Variable order costs (a)	651	648	1,298	1,309

Contribution margin (b)	$2,669	$2,177	$5,078	$4,313

Mail-Order Pharmacy:
Net sales	$12,451	$17,405	$25,929	$35,705
Cost of sales	10,466	14,968	21,779	30,813
Variable order costs (a)	952	1,588	2,073	3,190

Contribution margin (b)	$1,033	$849	$2,077	$1,702

Local Pick-Up Pharmacy:
Net sales (c)	$26,639	$25,329	$53,112	$49,542
Cost of sales	23,566	22,721	47,168	44,309
Variable order costs (a)	1,101	1,038	2,189	2,030

Contribution margin (b)	$1,972	$1,570	$3,755	$3,203

Consolidated:
Net sales	$110,412	$102,436	$220,177	$206,545
Cost of sales	85,317	79,945	170,379	161,834
Variable order costs (a)	7,884	7,659	16,108	15,242

Consolidated contribution margin (b)	$17,211	$14,832	$33,690	$29,469

Less:
Fixed fulfillment and order processing (d)	$2,794	$2,581	$5,561	$5,194
Marketing and sales (e)	7,850	6,321	15,922	15,279
Technology and content	4,475	4,003	9,190	7,945
General and administrative	5,157	4,025	9,866	8,319
Amortization of intangible assets	306	531	750	1,061

Operating loss	$(3,371)	$(2,629)	$(7,599)	$(8,329)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, credit card fees, and those royalty costs that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs.
(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. We calculate it as net sales less the direct cost of goods sold, the incremental (variable) fulfillment and order processing costs of delivering orders to our customers, and variable royalty costs.
(c)	Net sales in our local pick-up pharmacy segment include co-payments totaling $5.8 million and $5.6 million for the three-month periods ended July 1, 2007, and July 2, 2006, respectively, and $11.7 million and $11.1 million for the six-month periods ended July 1, 2007 and July 2, 2006, respectively.
(d)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.
(e)	These amounts exclude variable royalty expenses of $22,000 and $1,000 for the three-month periods ended July 1, 2007, and July 2, 2006, respectively, and $39,000 and $20,000 for the six-month periods ended July 1, 2007 and July 2, 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this quarterly report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “expects,” “believes,” “targets,” “may,” “will,” “plan,” “outlook,” “continue,” “remain,” “could,” “would,” “should,” and similar expressions or any variation of such expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, changes in consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, changes in senior management, risks related to systems interruptions, possible governmental regulation, and the ability to manage a growing business. These factors described in this paragraph and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2006. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We believe that we offer a better way for consumers to shop for these products through our web stores, including those located on the Internet at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com, and www.lensquest.com.

Business Segments; Growth Strategies. We operate our business in four business segments: over-the-counter, or OTC, vision, mail-order pharmacy, local pick-up pharmacy.

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

•

Local Pick-Up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills sold online through the drugstore.com web store or the Rite Aid web store at www.RiteAid.com (which is powered by the drugstore.com web store) or over the telephone and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars, and e-mail refill reminders. In 2007, we anticipate that net sales in the local pick-up pharmacy segment will not be a significant source of growth, as we continue to focus the majority of our marketing efforts on our OTC segment.

Revenues. We generate revenue primarily from product sales and shipping fees. For the three-month period ended July 1, 2007, we reported consolidated total net sales of $110.4 million, which reflected an $8.0 million, or 8%, increase over the three-month period ended July 2, 2006. For the six-month period ended July 1, 2007, we reported consolidated net sales of $220.2 million, which reflected a $13.6 million, or 7%, increase over the six-month period ended July 2, 2006. Our net sales growth was driven by a 12% year-over-year increase in our total order volume for the second quarter of 2007, to 1.5 million orders, and an 11% year-over-year increase in total order volume for the six-month period ended July 1, 2007, to 3.0 million orders. Our average net sales per order declined slightly to $75 for the three- and six-month periods ended July 1, 2007, from $77 for the three- and six-month periods ended July 2, 2006. Our revenues benefited from strong growth in our OTC segment, in which net sales grew by 22% and 18%, respectively, year-over-year for the three- and six-month periods ended July 1, 2007. Our revenues also benefited from year-over-year growth of 11% and 9%, respectively, for the three- and six-month periods ended July 1, 2007 in our vision segment and 5% and 7%, respectively, in our local pick-up pharmacy segment. These increases were partially offset by a year-over-year decrease in mail-order pharmacy net sales of 28% for the second quarter of 2007 and 27% for the six-month period ended July 1, 2007.

Expenses. Our operating expenses, including cost of goods sold, remained consistent as a percentage of net sales at 103% during the three-month period ended July 1, 2007, when compared to the three-month period ended July 2, 2006, and was 103% of net sales for the six-month period ended July 1, 2007, compared to 104% of net sales for the six-month period ended July 2, 2006. During the three- and six-month periods ended July 1, 2007 our overall cost of goods sold as a percentage of net sales year-over-year decreased 70 basis points and 100 basis points, respectively, due to a favorable shift in our product mix to higher margin OTC sales, as well as improvement in pharmaceutical and vision margins. Our improved gross margins were offset by increased marketing expenses resulting from increased order volumes and search advertising costs, increased technology and content expenses as a result of ongoing enhancements to our IT infrastructure, and increased general and administrative expenses primarily due to higher stock based compensation expenses during the second quarter of 2007 and the six-month period ended July 1, 2007. We recognized $983,000 and $1.7 million, or 1% of net sales, of additional stock-based compensation in the three- and six-month periods ended July 1, 2007 compared to the same periods in 2006.

Net Loss; Cash Position. Our net loss for the three-month period ended July 1, 2007 increased by 37%, or $822,000 to $3.0 million, compared to $2.2 million for the three-month period ended July 2, 2006, however decreased by 9%, or $693,000, to $6.8 million, compared to $7.5 million for the six-month period ended July 2, 2006. We ended the second quarter of 2007 with $38.9 million in cash, cash equivalents and marketable securities, compared to $40.6 million at December 31, 2006, and $39.7 million at July 2, 2006. This balance reflects cash generated from operating activities in the six-month period ended July 1, 2007 of $2.6 million, $5.1 million for capital expenditures, and $1.4 million to repay debt obligations, offset by proceeds of $1.9 million from the exercise of employee stock options and purchases under our employee stock purchase plan and $300,000 of borrowings under our line of credit.

Significant Accounting Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Additional information about our significant accounting policies is included in Note 1 of our consolidated financial statements included in Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2006. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition and results of operations.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

We record revenues from sales of OTC (other than Weil-related CNS sales, as described below), vision, and mail-order pharmacy, net of promotional discounts, cancellations, rebates, and returns allowances. We recognize revenue when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price or fee earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. We estimate return allowances, which reduce product sales by our estimate of expected product returns, based on our historical experience. Historically, product returns have not been significant and have not differed significantly from our estimates.

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

We recognize revenues from sales of prescription products ordered online or by telephone through the drugstore.com web store or the RiteAid.com web store (which is powered by the drugstore.com web store) for pick-up at a Rite Aid store, including co-payments that Rite Aid receives and collects on our behalf when the customer picks up the product. In these circumstances, we use Rite Aid as our fulfillment partner. In accordance with EITF 99-19, we record revenues in our local pick-up pharmacy segment on a gross basis, because we act as a principal, based on the fact that, among other things, we bear both inventory risk and credit and collection risk associated with these sales.

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

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangibles, or SFAS 142, we test for impairment of goodwill at the beginning of the fourth quarter and whenever indicators of impairment occur. The first phase of the test screens for impairment. If we determine impairment, the second phase measures the amount of impairment by comparing the fair value of the applicable reporting unit to its carrying value. We determine fair value using either a discounted cash flow methodology or methodology based on comparable market prices.

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

Stock-Based Compensation

We account for our stock-based awards under the provisions of SFAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single-option approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We base our computation of expected volatility on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. We compute expected life using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107. Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which results in a six-year expected term. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards does not correspond with the terms for which interest rates are quoted, we average the rates quoted for the closest available term maturities. A dividend yield of 0% is considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we consider historical voluntary termination behavior in addition to actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. We apply an estimated forfeiture rate of approximately 35% to non-management and management employee subgroups, based on the weighted average termination behavior of those subgroups. We apply a forfeiture rate of 0% to our chief executive officer, board members, and non-employees. If our estimated forfeiture rate changes, we retrospectively increase or decrease stock-based compensation in the period of change. Any such revisions to the estimates we use to calculate the fair value of our stock-based awards could have a material impact on our results of operations and financial position. See Note 5 of our consolidated financial statements, Stockholders’ Equity, included in Part I, of Item 1 of this quarterly report.

Legal Proceedings

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and legal proceedings and may revise our estimates. Any such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations and financial position. For a description of our material legal proceedings, see Note 7 of our consolidated financial statements, Commitments and Contingencies, included in Part I, of Item 1 of this quarterly report.

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	(in thousands, except per order data)			(in thousands, except per order data)
Total net sales	$110,412	7.8%	$102,436	$220,177	6.6%	$206,545
Total customer orders shipped	1,477	11.7%	1,322	2,954	10.6%	2,670
Average net sales per order	$75	-2.6%	$77	$75	-2.6%	$77

Net sales include gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, and other allowances. Net sales also include consignment service fees earned from our arrangement with GNC and other consignment vendors, under which we do not take title to the inventory and cannot establish pricing. We record on a net basis consignment service fees, which constitute approximately 1% of total net sales in each period presented. We bill orders to the customer’s credit card or, in the case of prescriptions covered by insurance, we bill the co-payment to the customer’s credit card and the remainder of the prescription price to insurance. We record sales of pharmaceutical products covered by insurance as the sum of the amounts received from the customer and the third party.

Total net sales increased year-over-year primarily as a result of a 20% increase in order volume for the three-month period ended July 1, 2007, and an 18% increase in order volume for the six-month period ended July 1, 2007, in our OTC segment. Revenues from repeat customers increased to 83% of net sales in the second quarter 2007 and for the six-month period ended July 1, 2007, compared to 82% for the same periods of 2006. The year-over-year decrease in average net sales per order for the three- and six-month periods ended July 1, 2007 resulted from a higher mix of OTC orders, which have lower average net sales per order. Compared to the second quarter and the six-month period ended July 1, 2006, net sales in our OTC segment increased by $10.3 million and $17.5 million, net sales in our local pick-up pharmacy segment increased by $1.3 million and $3.6 million, and net sales in our vision segment increased by $1.3 million and $2.3 million, respectively, all of which were partially offset by a decrease in net sales in our mail-order pharmacy segment of $5.0 million and $9.8 million, respectively.

OTC Net Sales

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	(in thousands, except per order data)			(in thousands, except per order data)
OTC net sales	$57,527	21.7%	$47,254	$113,789	18.2%	$96,260

Segmented net sales information:
% of total net sales from OTC	52.1%		46.1%	51.7%		46.6%
Average net sales per order	$57	1.8%	$56	$57	1.8%	$56

Net sales in our OTC segment increased year-over-year for the three-month period ended July 1, 2007, as a result of an increase in order volume. The number of orders in our OTC segment grew year-over-year by 20% to 1.0 million for the second quarter of 2007, compared to 842,000 for the second quarter of 2006 with the average net sales per order for the second quarter of 2007 increasing year-over-year to $57 from $56. During the six-month period ended July 1, 2007 the number of OTC orders grew year-over year by 18% to 2.0 million compared to 1.7 million in the same period of 2006, and the average net sales per order also increased to $57 from $56. The number of customer orders includes new and repeat orders made through the drugstore.com website and websites of our subsidiaries and orders generated through our fulfillment agreement with Weil. The increase in OTC order volumes in 2007 as compared to 2006 was driven by increased orders from both new and repeat customers as a result of our increasing active customer base and our continued efforts to improve customer retention and conversion resulting from our ongoing website enhancements.

Vision Net Sales

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	(in thousands, except per order data)			(in thousands, except per order data)
Vision net sales	$13,795	10.8%	$12,448	$27,347	9.2%	$25,038
Segmented net sales information:
% of total net sales from vision	12.5%		12.2%	12.4%		12.1%
Average net sales per order	$99	10.0%	$90	$97	10.2%	$88

Net sales in our vision segment increased year-over-year in the three- and six-month periods ended July 1, 2007 as a result of an increase in average net sales per order driven primarily by selling a greater proportion of higher-priced, newer-technology contact lenses, and to a lesser extent, an increase in the average number of items per order and price increases for certain SKUs (none of which were individually material). Net sales per order increased to $99 for the three-month period ended July 1, 2007 compared to $90 for the three-month period ended July 2, 2006 and increased to $97 for the six-month period ended July 1, 2007 compared to $88 for the six-month period ended July 2, 2006. The number of orders in this segment increased slightly to 140,000 for the three-month period ended July 1, 2007, compared to 138,000 for the three-month period ended July 2, 2006, and decreased approximately 1% to 281,000 for the six-month period ended July 1, 2007, compared to 283,000 for the six-month period ended July 2, 2006.

Mail-Order Pharmacy Net Sales

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	(in thousands, except per order data)			(in thousands, except per order data)
Mail-order pharmacy net sales	$12,451	-28.5%	$17,405	$25,929	-27.4%	$35,705
Segmented net sales information:
% of total net sales from mail-order pharmacy	11.3%		17.0%	11.8%		17.3%
Average net sales per order	$160	-0.6%	$161	$160	1.3%	$158

Net sales in our mail-order pharmacy segment decreased year-over-year for the three- and six-month periods ended July 1, 2007 as a result of decreases in order volume. Included in net sales of our mail-order pharmacy segment for the three- and six-month periods ended July 1, 2007 were wholesale orders to one party for $336,000 and $950,000, respectively, which increased our average net sales per order by $4 and $6 for the three- and six-month periods ended July 1, 2007. The number of orders in this segment decreased 28% year-over-year to 78,000 for the three-month period ended July 1, 2007, compared to 108,000 for the same period in 2006, and decreased 29% year-over-year to 162,000 for the six-month period ended July 1, 2007, compared to 226,000 for the same period in 2006, as a result of decreases in new and repeat orders.

Local Pick-up Pharmacy Net Sales

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	(in thousands, except per order data)			(in thousands, except per order data)
Local pick-up pharmacy net sales	$26,639	5.2%	$25,329	$53,112	7.2%	$49,542
Segmented net sales information:
% of total net sales from local pick-up pharmacy	24.1%		24.7%	24.1%		24.0%
Average net sales per order	$105	1.9%	$103	$105	-1.9%	$107

The increase in net sales in our local pick-up pharmacy segment for the three-month period ended July 1, 2007 reflects a 3% year-over-year increase in the number of orders in this segment, to 253,000, compared to 245,000 for the second quarter of 2006, as a result of an increase in orders from repeat customers. In addition, the segment experienced a slight increase in the average net sales per order to $105 per order during the three-month period ended July 1, 2007 compared to $103 per order for the three-month period ended July 2, 2006 primarily due to a 3% increase in the average number of prescriptions filled per order. The increase in net sales for the six-month period ended July 1, 2007 reflects a 9% year-over-year increase in the number of orders in this segment, to 504,000 for the six-month period ended July 1, 2007 compared to 462,000 for the six-month period ended July 2, 2006, as a result of increases in orders from repeat customers. The decrease in average net sales per order resulted primarily from a 1% decline year-over-year in the average number of prescriptions filled per order and, to a lesser extent, a lower number of higher-priced brand-name prescriptions filled compared to lower-priced generic prescriptions filled. Orders in this segment are driven by Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars, and e-mail refill reminders.

Customer Data

Approximately 341,000 and 679,000 new customers placed orders during the three- and six-month periods ended July 1, 2007, increasing our total customer base to approximately 9.1 million customers since inception. Orders from repeat customers as a percentage of total orders remained consistent year-over-year at 77% for the second quarter of 2007, compared to the same period in 2006, and increased year-over-year for the six-month period ended July 1, 2007 to 77% compared to 76% for the same period in 2006, as a result of an increase in our trailing 12-month active customer base. Active customer base includes those customers who have purchased at least once within the last 12 months. Both the active customer base (a trailing 12-month number) and average annual spend per active customer exclude net sales and orders generated by our CNS fulfillment relationship with Weil, and reflect only the activity of customers making purchases through the web sites of drugstore.com and its subsidiaries.

Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	($ in thousands)			($ in thousands)
Cost of sales	$85,317	6.7%	$79,945	$170,379	5.3%	$161,834
Gross margin dollars	$25,095	11.6%	$22,491	$49,798	11.4%	$44,711
Gross margin percentage	22.7%		22.0%	22.6%		21.6%

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

Total cost of sales increased in absolute dollars in the three- and six-month periods ended July 1, 2007, compared to the three- and six-month periods ended July 2, 2006, as a result of growth in order volume and net sales. Total gross margin percentage increased year-over-year for the three- and six-month periods ended July 1, 2007, primarily as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment, and improved gross margins in our mail-order and local pick-up pharmacy segments and vision segment.

We include in net sales our revenues from shipping charges to customers, which were $4.0 million and $3.3 million in the three-month periods ended July 1, 2007, and July 2, 2006, respectively, and were $7.7 million and $6.7 million in the six-month periods ended July 1, 2007 and July 2, 2006, respectively. We include in cost of sales outbound shipping costs, which were $6.3 million and $5.0 million in the three-month periods ended July 1, 2007 and July 2, 2006, respectively, and were $12.1 million and $10.5 million in the six-month periods ended July 1, 2007 and July 2, 2006, respectively. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	($ in thousands)			($ in thousands)
OTC cost of sales	$40,810	25.1%	$32,633	$80,461	19.6%	$67,296
Segmented cost of sales information:
OTC gross margin dollars	$16,717		$14,621	$33,328		$28,964
OTC gross margin percentage	29.1%		30.9%	29.3%		30.1%

The year-over-year increase in cost of sales in our OTC segment in absolute dollars for the three- and six-month periods ended July 1, 2007 resulted from increased order volume and net sales. The year-over-year decrease in gross margin percentage for the three- and six-month periods ended July 1, 2007 was primarily a result of higher per-order net shipping costs.

Vision Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	($ in thousands)			($ in thousands)
Vision cost of sales	$10,475	8.9%	$9,623	$20,971	8.0%	$19,416
Segmented cost of sales information:
Vision cost gross margin dollars	$3,320		$2,825	$6,376		$5,622
Vision cost gross margin percentage	24.1%		22.7%	23.3%		22.5%

The year-over-year increase in cost of sales in our vision segment both in absolute dollars and in terms of gross margin percentage for the three- and six-month periods ended July 1, 2007 was primarily as a result of a shift in product mix to sales of higher cost, newer technology contact lenses, and higher per order net shipping revenues, partially offset by increased promotional activity in both the three- and six-month periods and a slight decline in order volume in the six-month period.

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	($ in thousands)			($ in thousands)
Mail-order pharmacy cost of sales	$10,466	-30.1%	$14,968	$21,779	-29.3%	$30,813
Segmented cost of sales information:
Mail-order pharmacy gross margin dollars	$1,985		$2,437	$4,150		$4,892
Mail-order pharmacy gross margin percentage	15.9%		14.0%	16.0%		13.7%

The year-over-year decrease in cost of sales in our mail-order pharmacy segment in absolute dollars for the three- and six-month periods ended July 1, 2007 resulted from a decrease in order volume and net sales. The year-over-year increase in gross margin percentage in this segment for three- and six-month periods ended July 1, 2007 resulted from improved margins from exiting unprofitable partnerships with certain PBMs and our review of pricing and profitability of pharmaceutical products.

Local Pick-up Pharmacy Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	($ in thousands)			($ in thousands)
Local pick-up pharmacy cost of sales	$23,566	3.7%	$22,721	$47,168	6.5%	$44,309
Segmented cost of sales information:
Local pick-up gross margin dollars	$3,073		$2,608	$5,944		$5,233
Local pick-up gross margin percentages	11.5%		10.3%	11.2%		10.6%

The year-over-year increase in cost of sales in our local pick-up pharmacy segment in absolute dollars in the three- and six-month periods ended July 1, 2007 resulted from an increase in order volume and net sales. The year-over-year increase in gross margin percentage in this segment for the three- and six-month periods ended July 1, 2007 was primarily a result of selling a higher proportion of higher-margin generic drugs, compared to lower-margin branded drugs, as well as higher product margins on sales of branded drugs.

Fulfillment and Order Processing Expenses

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	($ in thousands)			($ in thousands)
Fulfillment and order processing expenses	$10,656	4.1%	$10,239	$21,630	5.9%	$20,416
Percentage of net sales	9.7%		10.0%	9.8%		9.9%

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

Fulfillment and order processing expenses for the three- and six-month periods ended July 1, 2007 included $7.9 million of variable costs and $2.8 million of fixed costs, and $16.1 million of variable costs and $5.5 million of fixed costs, respectively compared to $7.6 million of variable costs and $2.6 million of fixed costs and $15.2 million of variable costs and $5.2 million of fixed costs for the three- and six-month periods ended July 2, 2006. Variable fulfillment and order processing expenses increased year-over-year for the three-month period ended July 1, 2007 compared to the three-month period ended July 2, 2006 due to increases in order volume in our OTC segment, partially offset by a decrease in order volume in our mail-order pharmacy segment. Fixed fulfillment and order processing expenses increased as a result of increased personnel costs of $171,000, increased depreciation and stock-based compensation expense of $105,000, partially offset by a decrease in other operating costs of $75,000 for the three-month period ended July 1, 2007 compared to the three-month period ended July 2, 2006. Fixed fulfillment and order processing expenses increased as a result of increased depreciation expense of $140,000, increased stock-based compensation expense of $86,000, and increased personnel costs of $135,000, partially offset by a decrease in other operational costs for the six-month period ended July 1, 2007 compared to the six-month period ended July 2, 2006. Fulfillment and order processing expenses as a percentage of net sales decreased in both the three- and six-month periods ended July 1, 2007 as greater order volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expenses

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	($ in thousands)			($ in thousands)
Marketing and sales expenses	$7,872	24.5%	$6,322	$15,961	4.3%	$15,299
Percentage of net sales	7.1%		6.2%	7.2%		7.4%

Marketing and sales expenses include advertising expenses, promotional expenditures, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. Advertising and promotional costs were $5.6 million and $11.1 million for the three- and six-month periods ended July 1, 2007, respectively, and were $4.1 million and $10.8 million for the three-and six-month periods ended July 2, 2006, respectively.

The year-over-year increase in marketing and sales expenses in absolute dollars for both the three- and six-month periods ended July 1, 2007 and as a percentage of net sales for the three month period ended July 1, 2007 was primarily due to increased search advertising and promotional costs, and to a lesser extent an increase in stock-based compensation expense of $115,000. Marketing and sales expenses decreased year-over-year as a percentage of net sales for the six-month period ended July 1, 2007, primarily due to $1.8 million in final costs related to our brand advertising campaign that we incurred in the first quarter of 2006. Marketing and sales dollars per new customer increased in the second quarter of 2007 to $23, compared to $21 in the second quarter of 2006, but declined in the six-month period ended July 1, 2007 to $24, from $25 for the same period in 2006.

Technology and Content Expenses

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	($ in thousands)			($ in thousands)
Technology and content expenses	$4,475	11.8%	$4,003	$9,190	15.7%	$7,945
Percentage of net sales	4.1%		3.9%	4.2%		3.8%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and enhancements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

The year-over-year increase in technology and content expenses both in absolute dollars and as a percentage of net sales for the three- and six-month periods ended July 1, 2007 resulted primarily from increased depreciation expense of $298,000 and $668,000, respectively, resulting from the acquisition of software and computer equipment related to enhancements to our IT infrastructure in 2006, and increased maintenance costs related to acquired software tools, and to a lesser extent, increased other operational costs to support our growth in our IT infrastructure

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	($ in thousands)			($ in thousands)
General and administrative expenses	$5,157	28.1%	$4,025	$9,866	18.6%	$8,319
Percentage of net sales	4.7%		3.9%	4.5%		4.0%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

The year-over-year increase in general and administrative expenses both in absolute dollars and as a percentage of net sales for the three- and six-month periods ended July 1, 2007 resulted primarily from an increase in stock-based compensation of $813,000 and $1.3 million, respectively, as a result of increased option grants and related option fair values, warrants issued in connection with an advisory agreement, as well as increased consulting expenses related to improved operational efficiencies.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$306	-42.4%	$531	$750	-29.3%	$1,061

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS and Acumins, Inc., and assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names, and trademarks.

The year-over-year decrease in amortization expense for three- and six-month periods ended July 1, 2007 resulted from certain intangible assets being fully amortized in 2006 and the three-month period ended July 1, 2007.

Interest Income and Expense

	Three Months Ended			Six Months Ended
	July 1, 2007	% Change	July 2, 2006	July 1, 2007	% Change	July 2, 2006
	($ in thousands)			($ in thousands)
Interest income, net	$356	-18.3%	$436	$806	-4.4%	$843

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. The year-over-year decrease in net interest income for the three- and six-month periods ended July 1, 2007 was a result of lower average invested balances in cash and cash equivalents, partially offset by increased average invested balances in marketable securities.

Income Taxes

There was no provision or benefit for income taxes for the three- and six-month periods ended July 1, 2007 and July 2, 2006 due to our ongoing operating losses.

Off-Balance Sheet Transactions

We have not entered into any off-balance sheet transactions.

Liquidity and Capital Resources

We have incurred net losses of $757.1 million since inception. We believe that we will continue to incur net losses for at least the next year, and possibly longer. From our inception through July 1, 2007, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $418.3 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the six-month periods ended July 1, 2007 and July 2, 2006.

	Six Months Ended
	July 1, 2007	$ Change	July 2, 2006
	(in thousands)
Cash provided by (used in) operating activities	$2,592	$5,482	$(2,890)
Cash used in investing activities	$(5,766)	$(4,834)	$(932)
Cash provided by (used in) financing activities	$838	$1,395	$(557)

Net decrease in cash and cash equivalents	$(2,336)	$2,043	$(4,379)

Net cash provided by operating activities for the six-month period ended July 1, 2007 primarily reflects a net loss of $6.8 million and the use of $1.3 million in cash for operating assets and liabilities, offset by non-cash expenses related to depreciation and amortization of $5.7 million and stock based compensation expense of $5.0 million. Net cash used in operating activities for the six-month period ended July 2, 2006 primarily reflects a net loss of $7.5 million and the use of $3.9 million in cash for operating assets and liabilities, partially offset by $8.5 million of non-cash activities. The year-over-year improvement in cash provided by operating activities was primarily driven by a $0.7 million decrease in our net loss, a $2.2 million increase in non-cash activities, primarily stock based compensation expense, and a $2.6 million change related to operating assets and liabilities.

Net cash used in investing activities for the six-month period ended July 1, 2007 is primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, offset by the sales and maturities of marketable securities. Net cash provided by investing activities for the six-month period ended July 2, 2006 is primarily attributable to sales and maturities of marketable securities, offset by purchases of marketable securities and the acquisition of fixed assets. The year-over-year increase in net cash used in investing activities was primarily as a result of decreased sales and maturities of marketable securities, partially offset by a decrease in purchases of marketable securities.

Net cash provided by financing activities for the six-month period ended July 1, 2007 was primarily attributable to proceeds received from exercises of employee stock options and purchases under our employee stock purchase plan and borrowings under our revolving bank line of credit, partially offset by the repayment of debt obligations. Net cash used in financing activities for the six-month period ended July 2, 2006 was attributable to payments on our debt obligations, partially offset by proceeds received from exercises of employee stock options and purchases under our employee stock purchase plan.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, auction rate securities, corporate notes, and government bonds, are considered short-term as they are available to fund current operations.

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

In April 2007, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matures in March 2008. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. For the six months ended July 1, 2007, borrowings under the existing line of credit totaled $1.3 million, of which $1.0 million was converted into a term loan in April 2007 and $300,000 remains outstanding as of July 1, 2007 under the amended and restated loan and security agreement. The term loan will be paid in thirty-six monthly installments and accrues interest at the prime rate plus 0.50%.

As of July 1, 2007, we did not have any future material non-cancelable commitments to purchase goods or services.

We believe that our cash and marketable securities on hand plus our sources of cash will be sufficient to fund our operations and anticipated capital expenditures. However, any projections about our future cash needs and cash flows are subject to substantial uncertainty. As a result, we may need to raise additional monies to fund our operating activities or for strategic flexibility (if, for example, we decide to pursue business or technology acquisitions) or if our expectations regarding our operations and anticipated capital expenditures change. We have assessed in the past, and will continue to assess, opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities, or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences, or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Management Outlook

For the third quarter of fiscal year 2007, we are targeting net sales in the range of $109.0 million to $111.0 million and a net loss in the range of $3.0 million to $3.5 million.

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

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows will not be material. Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $1.9 million at July 1, 2007, and the highest interest rate attributable to this outstanding balance was 8.75% at July 1, 2007. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities. As of July 1, 2007, we had $27.9 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and chief accountant of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer, chief financial officer, and chief accountant concluded that, as of July 1, 2007, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to them in a timely fashion.

During the quarter ended July 1, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred net losses of $757.1 million through July 1, 2007. To date, we have not become profitable, and we may never achieve profitability. We expect to continue to incur net losses for at least the next year, and possibly longer. As a result, our stock price may decline and investors may lose all or a part of their investment in our common stock.

The information above updates and should be read in conjunction with the discussion of our risk factors contained in Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 19, 2007, in connection with the performance of services, we issued to certain of our financial advisors a fully vested warrant to purchase 200,000 shares of our common stock at $2.50 per share, which expires in June 2017. The issuance of this warrant was exempt from registration under the Securities Act of 1933, as amended, as a private offering under Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 6, 2007, where our stockholders voted on the following matters:

Proposal 1: Our stockholders elected the following directors:

Nominee	Votes For	Votes Withheld
Richard W. Bennet III	84,106,879	1,294,374
Geoffrey R. Entress	84,082,914	1,318,339
Jeffrey M. Killeen	83,128,784	2,272,469
Dawn G. Lepore	84,070,566	1,330,687
William D. Savoy	82,685,870	2,715,383
Gregory S. Stanger	83,642,376	1,758,877

Proposal 2: Our stockholders ratified the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for fiscal year 2007, with 83,278,291 votes for, 2,033,953 against and 89,010 abstentions.

Item 5.	Other Information.

(a) On April 4, 2007, the compensation committee of our board of directors adopted an incentive bonus plan under which certain of our employees, including our chief executive officer, chief financial officer, and other executive officers, may receive semi-annual cash bonuses based on the individual’s performance and our achievement in fiscal year 2007 of specified targets related to net revenue and adjusted EBITDA.

Adjusted EBITDA is a non-GAAP measure defined as earnings before interest, taxes, depreciation, and amortization of intangible assets and non-cash marketing expenses, adjusted to exclude the impact of stock-based compensation expense. Management believes that adjusted EBITDA, as defined, provides useful information to the company and to investors by excluding certain items that may not be indicative of the company’s core operating results. Net income (loss) is the closest GAAP financial measure in terms of comparability to adjusted EBITDA.

The executive officer’s target bonus level is a factor of his or her position and responsibilities. Generally, the executive officers are eligible to receive an aggregate target bonus, if any, of 25% of his or her annual salary. Dawn Lepore, our chief executive officer and chairman of the board, is eligible for an aggregate target bonus ranging from 50% to 150% of her annual salary. Thère du Pont, our senior vice president, operations and chief financial officer, who joined the company earlier this year, is eligible for a target bonus of 60% of his salary earned in 2007.

Under the plan, if we achieve specific graduated net revenue and adjusted EBITDA thresholds, each executive officer could be eligible to receive anywhere from 0% of his or her target bonus amount, if we fail to meet the thresholds, to 200% of the target amount, if we vastly exceed our expected performance for the year. In addition, an executive officer could be eligible to receive up to an additional 50% of his or her target bonus amount, based on his or her achievement of individual performance objectives.

The bonus is payable in two payments. First, on August 3, 2007, we paid bonuses to our executive officers equal to five percent of such officer’s year-to-date salary earned as of June 30, 2007, based on our achievement of specific, graduated mid-year net revenue and adjusted EBITDA thresholds established by the compensation committee. Under this plan, we paid bonuses of $10,000 to Ms. Lepore, $5,356 to Luke Friang, our vice president and chief information officer, and $6,644 to Robert Barton, our former vice president, finance and operations and chief financial officer, who resigned earlier this year. Then, in February 2008, we will pay the balance of any bonus amount earned if we achieve specific graduated full-year net revenue and adjusted EBITDA thresholds, plus any additional amount based on the executive officer’s achievement of his or her individual performance. The compensation committee implemented the mid-year bonus payment in order to align employees’ incentives more closely with our quarterly as well as full-year results.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s registration statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s quarterly report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 7, 2005 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s annual report on Form 10-K for the Fiscal Year Ended January 1, 2006 (SEC File No. 000-26137)).

4.1	Form of Warrant issued June 19, 2007.

10.1	Offer Letter to Thère du Pont dated May 15, 2007 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s current report on Form 8-K dated May 21, 2007 (SEC File No. 000-26137)).

10.2	Change of Control Agreement between drugstore.com, inc. and Thère du Pont date May 21, 2007 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s current report on Form 8-K dated May 21, 2007 (SEC File No. 000-26137))

31.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eleuthère I. du Pont, Senior Vice President of Operations and Chief Financial Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Eleuthère I. du Pont, Senior Vice President of Operations and Chief Financial Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC.
(Registrant)

By:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont
Senior Vice President of Operations and Chief Financial Officer

Date: August 8, 2007