Form 10-Q
period 2007-09-30
DRUGSTORE COM INC
filed 2007-11-07
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 1, 2007, the registrant had 96,285,136 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three and nine months ended September 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$107,323	$100,634	$327,500	$307,179
Costs and expenses:
Cost of sales	82,431	79,012	252,810	240,846
Fulfillment and order processing	10,571	9,979	32,201	30,395
Marketing and sales	7,467	6,517	23,428	21,816
Technology and content	4,680	4,046	13,870	11,991
General and administrative	4,767	3,591	14,633	11,910
Amortization of intangible assets	240	531	990	1,592

Total costs and expenses	110,156	103,676	337,932	318,550

Operating loss	(2,833)	(3,042)	(10,432)	(11,371)
Interest income, net	459	449	1,265	1,292

Net loss	$(2,374)	$(2,593)	$(9,167)	$(10,079)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.10)	$(0.11)

Weighted average shares outstanding used to compute basic and diluted net loss per share	95,664,011	93,488,258	95,056,884	93,198,037

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$9,962	$13,393
Marketable securities	27,966	27,246
Accounts receivable, net of allowances	35,304	36,688
Inventories	22,500	26,469
Prepaid marketing expenses	2,290	2,290
Other current assets	3,606	2,615

Total current assets	101,628	108,701
Fixed assets, net	23,735	18,293
Other intangible assets, net	4,842	5,376
Goodwill	32,202	32,202
Prepaid marketing expenses and other	2,033	3,750

Total assets	$164,440	$168,322

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,349	$57,507
Accrued compensation	3,993	4,841
Accrued marketing expenses	3,292	3,661
Other current liabilities	1,144	1,292
Current portion of long-term debt obligations	2,695	3,949

Total current liabilities	66,473	71,250
Long-term debt obligations, less current portion	1,610	1,839
Deferred income taxes	945	945
Other long-term liabilities	1,394	1,610
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 95,915,369 and 94,335,027 shares issued and outstanding	853,521	843,026
Accumulated other comprehensive income (loss)	5	(7)
Accumulated deficit	(759,508)	(750,341)

Total stockholders’ equity	94,018	92,678

Total liabilities and stockholders’ equity	$164,440	$168,322

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Operating Activities:
Net loss	$(2,374)	$(2,593)	$(9,167)	$(10,079)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,941	1,494	5,743	4,500
Amortization of marketing and sales agreements	572	572	1,717	1,717
Amortization of intangible assets	240	531	990	1,592
Stock-based compensation	2,147	1,760	7,114	5,016
Other	18	12	12	24
Changes in:
Accounts receivable	958	1,476	1,384	(1,296)
Inventories	2,929	(1,800)	3,969	1,512
Prepaid marketing expenses and other current assets	(766)	124	(991)	488
Accounts payable, accrued expenses, and other liabilities	(1,225)	336	(3,739)	(4,453)

Net cash provided by (used in) operating activities	4,440	1,912	7,032	(979)

Investing Activities:
Purchases of marketable securities	(5,379)	(5,125)	(16,540)	(18,031)
Sales and maturities of marketable securities	5,300	1,775	15,825	17,075
Purchases of fixed assets	(5,653)	(1,981)	(10,783)	(5,544)
Purchases of intangible assets	(456)	—	(456)	—

Net cash used in investing activities	(6,188)	(5,331)	(11,954)	(6,500)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,448	780	3,381	1,397
Borrowings on line of credit	—	1,000	300	1,000
Principal payments on capital leases and term loan obligations	(795)	(781)	(2,190)	(1,717)

Net cash provided by financing activities	653	999	1,491	680

Net decrease in cash and cash equivalents	(1,095)	(2,420)	(3,431)	(6,799)
Cash and cash equivalents at beginning of period	11,057	15,912	13,393	20,291

Cash and cash equivalents at end of period	$9,962	$13,492	$9,962	$13,492

Supplemental Cash Flow Information:
Equipment acquired in capital lease agreements	$125	$238	$407	$238

Cash paid during the period for interest	$104	$86	$356	$282

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

We compute net loss per share using the weighted average number of shares of common stock outstanding. We exclude shares associated with stock options, warrants, and our employee stock purchase plan, for shares related to the open offering period, from the calculation of diluted net loss per share, if their effects are anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(2,374)	$(2,593)	$(9,167)	$(10,079)

Denominator:
Weighted average shares outstanding used in computation of basic and diluted net loss per share	95,664,011	93,488,258	95,056,884	93,198,037

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.10)	$(0.11)

As of September 30, 2007 and October 1, 2006, there were 16,956,957 and 17,052,878 shares, respectively, of common stock subject to outstanding stock options and 865,000 and 615,000 shares, respectively, of common stock subject to warrants, all of which we excluded from the computation of diluted net loss per share, as their effect was anti-dilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

5.	Stockholders’ Equity

Stock-Based Benefit Plans

1998 Stock Plan - Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), our board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of drugstore.com. Options under this plan generally vest over four years, as follows: 20% of the shares vest after six months, and the remaining 80% vest quarterly over the subsequent 42 months. Option grants generally have exercise prices equal to the fair market value of the common stock on the date of grant and expire ten years from the date of grant. Our board of directors has delegated to the stock option subcommittee of the compensation committee of the board the authority to grant options within board-approved guidelines to certain recipients. In addition, our board of directors has authorized our chief executive officer to grant certain options in connection with offers of employment or consulting engagements, of which certain grants are subject to the board’s subsequent ratification.

1999 Employee Stock Purchase Plan - Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees may purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year. During the three-month period ended September 30, 2007, employees purchased 37,392 shares of our common stock under the 1999 ESPP in exchange for approximately $94,000, and during the three-month period ended October 1, 2006, employees purchased 50,863 shares of common stock under the 1999 ESPP in exchange for approximately $125,000. During the nine-month period ended September 30, 2007, employees purchased 92,585 shares of our common stock under the 1999 ESPP in exchange for approximately $224,000, and during the nine-month period ended October 1, 2006, employees purchased 102,283 shares of common stock under the 1999 ESPP in exchange for approximately $266,000.

Warrants

In June 2007, we issued to certain of our financial advisors a fully vested warrant to purchase 200,000 shares of our common stock at $2.50 per share, which expires in June 2017. The fair value of the warrant, determined using the Black-Scholes option pricing model, totaled $408,000 and is included in general and administrative expenses. In July 2007, we issued a fully vested warrant to purchase 50,000 shares of our common stock at $2.53 per share, expiring in July 2017, in conjunction with a consulting agreement. The fair value of the warrant, determined using the Black-Scholes option pricing model, totaled $121,000 and is included in general and administrative expenses.

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

The following table summarizes stock-based compensation by operating function recorded in the Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Fulfillment and order processing	$185	$264	$646	$639
Marketing and sales	292	244	1,078	825
Technology and content	292	312	935	846
General and administrative	1,378	940	4,455	2,706

Total	$2,147	$1,760	$7,114	$5,016

Stock Option Activity

The following table summarizes activity under our 1998 Stock Plan:

	Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2006 (1)	4,493,562	18,841,842	$3.50

Additional shares authorized	4,700,000	—	—
Options granted	(2,823,875)	2,823,875	$2.76
Options exercised	—	(1,487,757)	$2.12
Options forfeited	3,221,003	(3,221,003)	$3.64

Outstanding at September 30, 2007	9,590,690	16,956,957	$3.47

Vested and expected to vest at September 30, 2007		13,164,233	$3.57	7.48

Exercisable at September 30, 2007		7,493,084	$3.94	6.83

(1)	The balance as of December 31, 2006 has been adjusted for 153,982 shares forfeited during 2006 not reported in our annual report on 10-K for the year ended December 31, 2006.

6.	Line of Credit

In April 2007, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matures in March 2008. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. For the nine months ended September 30, 2007, borrowings under the existing line of credit totaled $1.3 million, of which $1.0 million was converted into a term loan in April 2007 and $300,000 remains outstanding as of September 30, 2007. The term loan totaled $1.5 million at September 30, 2007 and accrues interest at the prime rate plus 0.50% (8.25% at September 30, 2007) and matures in March 2010.

7.	Commitments and Contingencies

Legal Proceedings

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. We do not currently collect and do not believe that we are required to collect New Jersey sales tax. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. The appeal is pending, and trial was held on November 30, and December 1, 2006. Briefing is complete, and oral argument on the legal issues was held on August 14, 2007. We are now awaiting the tax court’s decision. If we are unsuccessful in our appeal, the state of New Jersey would probably expand its assessment to include other years for which we did not collect sales tax. That additional assessment, along with attendant interest and penalties, could be material. We have not accrued any amounts for this matter, as it is not probable and not reasonably possible to estimate our liability, if any. However, the ultimate outcome of this matter could result in substantial tax liabilities for our past sales and have a material adverse affect on our financial position and results of operations.

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

On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. On February 19, 2003, the Court denied our motion to dismiss the complaint. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases. The plaintiffs selected these six cases, which do not include us. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, drugstore.com, the plaintiff class, and the vast majority of the other issuer defendants, or, in the case of bankrupt issuers, their directors and officers, submitted a settlement agreement to the Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against us and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in our case.

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

Other. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition, or operating results.

8.	Segment Information

We have four reporting segments: OTC, vision, mail-order pharmacy, and local pick-up pharmacy. The OTC segment is comprised of the sales and related costs of selling all non-prescription products through our websites, including drop ship arrangements with our vendors, customized nutritional supplement programs through CNS, and net sales of consignment products. Our vision segment is comprised of sales and the related costs of selling contact lenses through Vision Direct. The mail-order pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website for mail-order delivery. The local pick-up pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website and the RiteAid.com website for pick-up at a local Rite Aid store. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing, and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume).

The information presented below for these segments is information our management uses in evaluating operating performance.

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Over-the-Counter (OTC):
Net sales	$54,623	$45,605	$168,412	$141,865
Cost of sales	38,630	31,848	119,091	99,144
Variable order costs (a)	5,232	4,482	15,780	13,194

Contribution margin (b)	$10,761	$9,275	$33,541	$29,527

Vision:
Net sales	$14,851	$12,701	$42,198	$37,739
Cost of sales	11,284	9,932	32,255	29,348
Variable order costs (a)	737	608	2,035	1,917

Contribution margin (b)	$2,830	$2,161	$7,908	$6,474

Mail-Order Pharmacy:
Net sales	$11,485	$17,178	$37,414	$52,883
Cost of sales	9,419	14,830	31,198	45,643
Variable order costs (a)	963	1,256	3,036	4,446

Contribution margin (b)	$1,103	$1,092	$3,180	$2,794

Local Pick-Up Pharmacy:
Net sales (c)	$26,364	$25,150	$79,476	$74,692
Cost of sales	23,098	22,402	70,266	66,711
Variable order costs (a)	1,084	1,034	3,273	3,064

Contribution margin (b)	$2,182	$1,714	$5,937	$4,917

Consolidated:
Net sales	$107,323	$100,634	$327,500	$307,179
Cost of sales	82,431	79,012	252,810	240,846
Variable order costs (a)	8,016	7,380	24,124	22,621

Consolidated contribution margin (b)	$16,876	$14,242	$50,566	$43,712

Less:
Fixed fulfillment and order processing (d)	$2,579	$2,621	$8,140	$7,816
Marketing and sales (e)	7,443	6,495	23,365	21,774
Technology and content	4,680	4,046	13,870	11,991
General and administrative	4,767	3,591	14,633	11,910
Amortization of intangible assets	240	531	990	1,592

Operating loss	$(2,833)	$(3,042)	$(10,432)	$(11,371)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, credit card fees, and those royalty costs that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs.

(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. We calculate it as net sales less the direct cost of goods sold, the incremental (variable) fulfillment and order processing costs of delivering orders to our customers, and variable royalty costs.

(c)	Net sales in our local pick-up pharmacy segment include co-payments totaling $5.7 million and $5.5 million for the three-month periods ended September 30, 2007, and October 1, 2006, respectively, and $17.4 million and $16.6 million for the nine-month periods ended September 30, 2007 and October 1, 2006, respectively.

(d)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

(e)	These amounts exclude variable royalty expenses of $24,000 and $22,000 for the three-month periods ended September 30, 2007, and October 1, 2006, respectively, and $63,000 and $42,000 for the nine-month periods ended September 30, 2007 and October 1, 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this quarterly report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “expects,” “believes,” “targets,” “may,” “will,” “outlook,” “continue,” “remain,” “could,” “would,” “should,” and similar expressions or any variation of such expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, changes in consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, changes in senior management, risks related to systems interruptions, possible governmental regulation, and the ability to manage a growing business. These factors described in this paragraph and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2006. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

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

•

Over-the-counter (OTC). Our OTC segment includes all non-prescription products sold online through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com, and www.lensquest.com, or over the telephone at 1-800-DRUGSTORE, including nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items, which encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. During 2007, we have focused on improving our customers’ shopping experience by enhancing our internal search technology and website conversion, expanding our category offerings through the introduction of our drop ship program, and making key investments in our prestige Beauty.com website.

•

Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com, or over the telephone at 1-800-VISIONDIRECT. We purchase our contact lens inventory directly from various manufacturers and other distributors. During 2007, we have focused on a strategy of balancing customer acquisition with net margin in order to maximize our profits, which has resulted in net sales growth and improved gross margins.

•

Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online through the pharmacy section of the drugstore.com web store or over the telephone and delivered to customers through our mail-order facility. We procure our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription fulfillment services for pharmacy benefit managers, or PBMs. We sell over 5,000 prescription drugs, including many specialty drugs for the treatment of chronic conditions such as cancer, HIV, and multiple sclerosis, which are not carried by brick-and-mortar pharmacies and require special handling or service. In this segment, we focus our marketing efforts directly on consumers online and through doctors to maximize growth in our cash prescription and specialty pharmacy business. In addition to the sale of prescription drugs, we sell advertising on our website, to monetize the more than one million unique visitors per month researching drugs and other healthcare content provided on the site. We anticipate that growth in this segment will substantially depend on our ability to grow prescription volumes through these efforts. Our decision not to participate in the low-margin Medicare Part D prescription drug benefit program offered by the U.S. government has continued to have a negative impact on our growth but has had a favorable impact on our gross margin during 2007.

•

Local Pick-Up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills sold online through the drugstore.com web store or the Rite Aid web store at www.RiteAid.com (which is powered by the drugstore.com web store) or over the telephone and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars, and e-mail refill reminders. During 2007, our net sales in the local pick-up pharmacy segment have not been a significant source of growth, as we focused the majority of our marketing efforts on our OTC segment.

Revenues. We generate revenue primarily from product sales and shipping fees. For the three-month period ended September 30, 2007, we reported consolidated total net sales of $107.3 million, which reflected a $6.7 million, or 7%, increase over the three-month period ended October 1, 2006. For the nine-month period ended September 30, 2007, we reported consolidated net sales of $327.5 million, which reflected a $20.3 million, or 7%, increase over the nine-month period ended October 1, 2006. Our net sales growth was driven by a 10% year-over-year increase in our total order volume for the three- and nine-month periods ended September 30, 2007, to 1.4 million orders and 4.4 million orders, respectively. Our average net sales per order declined slightly to $75 for the three- and nine-month periods ended September 30, 2007, from $77 for the three- and nine-month periods ended October 1, 2006. Our revenues benefited from strong growth in our OTC segment, in which net sales grew by 20% and 19%, respectively, year-over-year for the three- and nine-month periods ended September 30, 2007. Our revenues also benefited from year-over-year growth of 17% and 12%, respectively, for the three- and nine-month periods ended September 30, 2007 in our vision segment and 5% and 6%, respectively, in our local pick-up pharmacy segment. These increases were partially offset by a year-over-year decrease in mail-order pharmacy net sales of 33% for the third quarter of 2007 and 29% for the nine-month period ended September 30, 2007.

Expenses. Our operating expenses, including cost of goods sold, remained consistent as a percentage of net sales at 103% during the three-month period ended September 30, 2007, when compared to the three-month period ended October 1, 2006, and declined slightly to 103% of net sales for the nine-month period ended September 30, 2007, compared 104% for the nine-month period ended October 1, 2006. During the three- and nine-month periods ended September 30, 2007 our overall cost of goods sold as a percentage of net sales year-over-year decreased 170 basis points and 120 basis points, respectively, due to a favorable shift in our product mix to higher margin OTC sales, as well as improvement in pharmaceutical and vision margins. Our improved gross margins were offset by increased marketing expenses resulting from increased order volumes and search advertising costs, increased technology and content expenses as a result of ongoing enhancements to our IT infrastructure, and increased general and administrative expenses primarily due to higher stock based compensation expenses and consulting fees during the third quarter of 2007 and the nine-month period ended September 30, 2007. We also recognized $387,000 and $2.1 million of additional stock-based compensation in the three- and nine-month periods ended September 30, 2007 compared to the same periods in 2006.

Net Loss; Cash Position. Our net loss for the three-month period ended September 30, 2007 decreased by 8%, or $219,000 to $2.4 million, compared to $2.6 million for the three-month period ended October 1, 2006, and decreased by 9%, or $912,000, to $9.2 million, compared to $10.1 million for the nine-month period ended October 1, 2006. We ended the third quarter of 2007 with $37.9 million in cash, cash equivalents and marketable securities, compared to $40.6 million at December 31, 2006 and at October 1, 2006.

This balance reflects cash generated from operating activities in the nine-month period ended September 30, 2007 of $7.0 million, proceeds received of $3.4 million from the exercise of employee stock options and purchases under our employee stock purchase plan, and $300,000 of borrowings under our line of credit. These increases were offset by $11.2 million for capital expenditures and asset acquisitions and $2.2 million to repay debt obligations.

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

We evaluate the criteria of EITF 99-19, in determining whether it is appropriate to record the gross amount of product sales and related costs in conjunction with our drop ship arrangements with vendors. Generally, when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, we record revenue on a gross basis.

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

Legal Proceedings

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and legal proceedings and may revise our estimates. Any such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations and financial position. For a description of our material legal proceedings, see Note 7 of our consolidated financial statements, Commitments and Contingencies – Legal Proceedings, included in Part I, of Item 1 of this quarterly report.

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006

	(in thousands, except per order data)			(in thousands, except per order data)
Total net sales	$107,323	6.6%	$100,634	$327,500	6.6%	$307,179
Total customer orders shipped	1,434	10.1%	1,303	4,388	10.4%	3,973
Average net sales per order	$75	-2.6%	$77	$75	-2.6%	$77

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

Total net sales increased year-over-year primarily as a result of a 16% increase in order volume for the three-month period ended September 30, 2007, and a 17% increase in order volume for the nine-month period ended September 30, 2007, in our OTC segment. Revenues from repeat customers represented 82% of net sales in the three-and nine-month periods ended September 30, 2007, compared to 84% of net sales in the third quarter of 2006 and 83% of net sales in the nine-month period ended October 1, 2006. The year-over-year decrease in average net sales per order for the three- and nine-month periods ended September 30, 2007 resulted from a higher mix of OTC orders, which have lower average net sales per order. Compared to the third quarter and the nine-month period ended October 1, 2006, net sales in our OTC segment increased by $9.0 million and $26.5 million, net sales in our vision segment increased by $2.2 million and $4.5 million, and net sales in our local pick-up pharmacy segment increased by $1.2 million and $4.8 million, respectively, all of which were partially offset by a decrease in net sales in our mail-order pharmacy segment of $5.7 million and $15.5 million, respectively.

OTC Net Sales

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	(in thousands, except per order data)			(in thousands, except per order data)
OTC net sales	$54,623	19.8%	$45,605	$168,412	18.7%	$141,865
Segmented net sales information:
% of total net sales from OTC	50.9%		45.3%	51.4%		46.2%
Average net sales per order	$57	3.6%	$55	$57	1.8%	$56

Net sales in our OTC segment increased year-over-year for the three-month period ended September 30, 2007, as a result of an increase in order volume. The number of orders in our OTC segment grew year-over-year by 16% to 966,000 for the third quarter of 2007, compared to 830,000 for the third quarter of 2006 with the average net sales per order for the third quarter of 2007 increasing year-over-year to $57 from $55. During the nine-month period ended September 30, 2007 the number of OTC orders grew year-over year by 15% to 3.0 million compared to 2.5 million in the same period of 2006, and the average net sales per order also increased to $57 from $56. The number of customer orders includes new and repeat orders made through the drugstore.com website and websites of our subsidiaries and orders generated through our fulfillment agreement with Weil. The increase in OTC order volumes in 2007 as compared to 2006 was driven by increased orders from both new and repeat customers as a result of our increasing active customer base and our continued efforts to improve customer retention and conversion resulting from our ongoing website enhancements. The slight year-over-year increase in average net sales per order for the three- and nine-month periods ended September 30, 2007 is primarily the result of increased sales of higher priced prestige beauty products.

Vision Net Sales

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	(in thousands, except per order data)			(in thousands, except per order data)
Vision net sales	$14,851	16.9%	$12,701	$42,198	11.8%	$37,739
Segmented net sales information:
% of total net sales from vision	13.8%		12.6%	12.9%		12.3%
Average net sales per order	$101	9.8%	$92	$99	10.0%	$90

Net sales in our vision segment increased year-over-year in the three- and nine-month periods ended September 30, 2007 as a result of an increase in average net sales per order driven primarily by selling a greater proportion of higher-priced, newer-technology contact lenses, and to a lesser extent, an increase in the average number of items per order and price increases for certain SKUs (none of which were individually material). Net sales per order increased to $101 for the three-month period ended September 30, 2007 compared to $92 for the three-month period ended October 1, 2006 and increased to $99 for the nine-month period ended September 30, 2007 compared to $90 for the nine-month period ended October 1, 2006. The number of orders in this segment increased to 146,000 for the three-month period ended September 30, 2007, compared to 138,000 for the three-month period ended October 1, 2006, and increased to 428,000 for the nine-month period ended September 30, 2007, compared to 421,000 for the nine-month period ended October 1, 2006 as a result of increases in orders from repeat customers.

Mail-Order Pharmacy Net Sales

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	(in thousands, except per order data)			(in thousands, except per order data)
Mail-order pharmacy net sales	$11,485	-33.1%	$17,178	$37,414	-29.3%	$52,883
Segmented net sales information:
% of total net sales from mail- order pharmacy	10.7%		17.1%	11.4%		17.2%
Average net sales per order	$151	-14.2%	$176	$157	-3.7%	$163

Net sales in our mail-order pharmacy segment decreased year-over-year for the three- and nine-month periods ended September 30, 2007 as a result of decreases in order volume. Included in net sales of our mail-order pharmacy segment for the three- and nine-month periods ended September 30, 2007 were wholesale orders to one party of $71,000 and $1.0 million, respectively, and included in net sales for the three- and nine-month periods ended October 1, 2006 were wholesale orders to one party for $2.0 million. The wholesale orders increased our average net sales per order by $1 and $4 for the three- and nine-month periods ended September 30, 2007, respectively, and increased our net sales per order by $21 and $6 for the three- and nine-month periods ended October 1, 2006, respectively. The number of orders in this segment decreased 22% year-over-year to 76,000 for the three-month period ended September 30, 2007, compared to 98,000 for the same period in 2006, and decreased 27% year-over-year to 238,000 for the nine-month period ended September 30, 2007, compared to 324,000 for the same period in 2006, as a result of a year-over-year decrease of 49% and 53% in orders from PBMs, due to our decision to exit unprofitable partnerships, in the three- and nine-month periods ended September 30, 2007, respectively, and decreases in new and repeat orders.

Local Pick-up Pharmacy Net Sales

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	(in thousands, except per order data)			(in thousands, except per order data)
Local pick-up pharmacy net sales	$26,364	4.8%	$25,150	$79,476	6.4%	$74,692
Segmented net sales information:
% of total net sales from local pick-up pharmacy	24.6%		25.0%	24.3%		24.3%
Average net sales per order	$106	1.9%	$104	$106	—	$106

The increase in net sales in our local pick-up pharmacy segment for the three-month period ended September 30, 2007 reflects a 3% year-over-year increase in the number of orders in this segment, to 249,000, compared to 241,000 for the third quarter of 2006, as a result of an increase in orders from repeat customers. In addition, the segment experienced a slight increase in the average net sales per order to $106 during the three-month period ended September 30, 2007 compared to $104 for the three-month period ended October 1, 2006, primarily due to increased prices of brand name drugs as a result of a 4% average increase in prescription costs, offset slightly by a greater number of prescriptions filled with lower priced generic drugs compared to higher priced brand name drugs. The increase in net sales for the nine-month period ended September 30, 2007 reflects a 7% year-over-year increase in the number of orders in this segment, to 753,000 for the nine-month period ended September 30, 2007 compared to 703,000 for the nine-month period ended October 1, 2006, as a result of increases in orders from repeat customers. The average net sales per order remained consistent at $106 for the nine-month period ended September 30, 2007 and October 1, 2006. Orders in this segment are driven by Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars, and e-mail refill reminders.

Customer Data

Approximately 326,000 and 1.0 million new customers placed orders during the three-and nine-month periods ended September 30, 2007, increasing our total customer base to approximately 9.5 million customers since inception. Orders from repeat customers as a percentage of total orders decreased slightly to 76% for the third quarter of 2007, compared to 77% in the same period in 2006, and remained consistent at 76% year-over-year for the nine-month period ended September 30, 2007 and October 1, 2006. Our active customer based increased 12% to 2.4 million year-over-year for the nine-months ended September 30, 2007, compared to the same period in 2006, and the average annual spend per active customer was $180. Active customer base includes those customers who have purchased at least once within the last 12 months. Both the active customer base (a trailing 12-month number) and average annual spend per active customer exclude net sales and orders generated by our CNS fulfillment relationship with Weil, and reflect only the activity of customers making purchases through the web sites of drugstore.com and its subsidiaries.

Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	($ in thousands)			($ in thousands)
Cost of sales	$82,431	4.3%	$79,012	$252,810	5.0%	$240,846
Gross margin dollars	$24,892	15.1%	$21,622	$74,690	12.6%	$66,333
Gross margin percentage	23.2%		21.5%	22.8%		21.6%

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

Total cost of sales increased in absolute dollars in the three- and nine-month periods ended September 30, 2007, compared to the three- and nine-month periods ended October 1, 2006, as a result of growth in order volume and net sales. Total gross margin percentage increased year-over-year for the three- and nine-month periods ended September 30, 2007, primarily as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment, as well as improved gross margins in all of our other segments.

Shipping

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	($ in thousands)			($ in thousands)
Shipping activity:
Shipping revenue	$3,851	15.6%	$3,331	$11,583	15.2%	$10,056
Shipping costs	($6,053)	18.0%	($5,131)	($18,131)	15.7%	($15,674)

Net shipping loss	($2,202)	22.3%	($1,800)	($6,548)	16.6%	($5,618)

Percentage of net sales:
Shipping revenue	3.6%		3.3%	3.5%		3.3%
Shipping costs	-5.6%		-5.1%	-5.5%		-5.1%
Net shipping loss	-2.1%		-1.8%	-2.0%		-1.8%

Our net shipping loss for the three- and nine-month periods ended September 30, 2007 increased in absolute dollars and as a percentage of net sales compared to the same periods ended October 1, 2006 due to a higher mix of OTC orders, which have a higher net shipping loss than orders in our other segments. We include in net sales our revenues from shipping charges to customers and we include in cost of sales outbound shipping costs. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	($ in thousands)			($ in thousands)
OTC cost of sales	$38,630	21.3%	$31,848	$119,091	20.1%	$99,144
Segmented cost of sales information:
OTC gross margin dollars	$15,993		$13,757	$49,321		$42,721
OTC gross margin percentage	29.3%		30.2%	29.3%		30.1%

The year-over-year increase in cost of sales in our OTC segment in absolute dollars for the three- and nine-month periods ended September 30, 2007 resulted from increased order volume and net sales. The year-over-year decrease in gross margin percentage for the three- and nine-month periods ended September 30, 2007 was primarily a result of higher per-order net shipping costs.

Vision Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	($ in thousands)			($ in thousands)
Vision cost of sales	$11,284	13.6%	$9,932	$32,255	9.9%	$29,348
Segmented cost of sales information:
Vision gross margin dollars	$3,567		$2,769	$9,943		$8,391
Vision gross margin percentage	24.0%		21.8%	23.6%		22.2%

The year-over-year increase in cost of sales in our vision segment both in absolute dollars and in terms of gross margin percentage for the three- and nine-month periods ended September 30, 2007 was primarily as a result of a shift in product mix to sales of higher cost, newer technology contact lenses, an increase in order volume, and higher per order net shipping revenues, partially offset by increased promotional activity in both the three- and nine-month periods.

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	($ in thousands)			($ in thousands)
Mail-order pharmacy cost of sales	$9,419	-36.5%	$14,830	$31,198	-31.6%	$45,643
Segmented cost of sales information:
Mail-order pharmacy gross margin dollars	$2,066		$2,348	$6,216		$7,240
Mail-order pharmacy gross margin percentage	18.0%		13.7%	16.6%		13.7%

The year-over-year decrease in cost of sales in our mail-order pharmacy segment in absolute dollars for the three- and nine-month periods ended September 30, 2007 resulted from a decrease in order volume and net sales. The year-over-year increase in gross margin percentage in this segment for three- and nine-month periods ended September 30, 2007 resulted from improved margins from exiting unprofitable partnerships with certain PBMs in 2006 and our ongoing review of pricing and profitability of pharmaceutical products.

Local Pick-up Pharmacy Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	($ in thousands)			($ in thousands)
Local pick-up pharmacy cost of sales	$23,098	3.1%	$22,402	$70,266	5.3%	$66,711
Segmented cost of sales information:
Local pick-up gross margin dollars	$3,266		$2,748	$9,210		$7,981
Local pick-up gross margin percentages	12.4%		10.9%	11.6%		10.7%

The year-over-year increase in cost of sales in our local pick-up pharmacy segment in absolute dollars in the three- and nine-month periods ended September 30, 2007 resulted from an increase in order volume and net sales. The year-over-year increase in gross margin percentage in this segment for the three- and nine-month periods ended September 30, 2007 was primarily a result of selling a higher proportion of higher margin generic drugs compared to lower margin brand name drugs.

Fulfillment and Order Processing Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	($ in thousands)			($ in thousands)
Fulfillment and order processing expenses	$10,571	5.9%	$9,979	$32,201	5.9%	$30,395
Percentage of net sales	9.8%		9.9%	9.8%		9.9%

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

Fulfillment and order processing expenses for the three- and nine-month periods ended September 30, 2007 included $8.0 million of variable costs and $2.6 million of fixed costs, and $24.1 million of variable costs and $8.1 million of fixed costs, respectively, compared to $7.4 million of variable costs and $2.6 million of fixed costs and $22.6 million of variable costs and $7.8 million of fixed costs for the three- and nine-month periods ended October 1, 2006. Variable fulfillment and order processing expenses increased year-over-year for the three-month period ended September 30, 2007, compared to the three-month period ended October 1, 2006, due to increases in order volume in our OTC segment, partially offset by a decrease in order volume in our mail-order pharmacy segment. Fixed fulfillment and order processing expenses were flat year-over-year for the third quarter of 2007 compared to the third quarter of 2006, and increased for the nine-month period ended September 30, 2007, compared to the nine-month period ended October 1, 2006, as a result of increased depreciation expense of $258,000 and increased personnel costs of $107,000, partially offset by a decrease in other operational costs. Fulfillment and order processing expenses as a percentage of net sales decreased in both the three- and nine-month periods ended September 30, 2007 as greater order volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	($ in thousands)			($ in thousands)
Marketing and sales expenses	$7,467	14.6%	$6,517	$23,428	7.4%	$21,816
Percentage of net sales	7.0%		6.5%	7.2%		7.1%

Marketing and sales expenses include advertising expenses, promotional expenditures, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. Advertising and promotional costs were $5.2 million and $16.3 million for the three- and nine-month periods ended September 30, 2007, respectively, and were $4.3 million and $15.2 million for the three-and nine-month periods ended October 1, 2006, respectively.

The year-over-year increase in marketing and sales expenses in absolute dollars and as a percentage of net sales for the three-month period ended September 30, 2007 was primarily due to increased search advertising costs and other promotional costs of $851,000, and to a lesser extent an increase in expenses from third-party service providers and stock-based compensation expense. Marketing and sales expenses increased year-over-year in absolute dollars and as a percentage of net sales for the nine-month period ended September 30, 2007, primarily due to increased search advertising and other promotional costs of $2.9 million, offset by $1.8 million in final costs related to our brand advertising campaign that we incurred in the first quarter of 2006, and increased employee related expenses of $486,000 and stock based compensation of $253,000. The increase in search advertising costs was primarily due to increased OTC order volume and increased advertising to drive new customer orders. Marketing and sales dollars per new customer remained consistent at $23 in the third quarter of 2007 compared to the third quarter of 2006, but declined in the nine-month period ended September 30, 2007 to $23, from $24 for the same period in 2006.

Technology and Content Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	($ in thousands)			($ in thousands)
Technology and content expenses	$4,680	15.7%	$4,046	$13,870	15.7%	$11,991
Percentage of net sales	4.4%		4.0%	4.2%		3.9%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and enhancements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

The year-over-year increase in technology and content expenses both in absolute dollars and as a percentage of net sales for the three- and nine-month periods ended September 30, 2007 resulted primarily from increased depreciation expense of $340,000 and $1.0 million, respectively, related to acquisitions of computer hardware and software enhancements to our IT infrastructure in 2006, and increased maintenance costs related to acquired software tools, and to a lesser extent, an increase in other operational costs to support our growth in our IT infrastructure.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	($ in thousands)			($ in thousands)
General and administrative expenses	$4,767	32.7%	$3,591	$14,633	22.9%	$11,910
Percentage of net sales	4.4%		3.6%	4.5%		3.9%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

The year-over-year increase in general and administrative expenses both in absolute dollars and as a percentage of net sales for the three- and nine-month periods ended September 30, 2007 resulted primarily from an increase in stock-based compensation of $438,000 and $1.7 million, respectively, as a result of increased option grants and related option fair values, warrants issued in connection with certain advisory and consulting agreements, as well as increased consulting expenses related to improved operational efficiencies, and to a lesser extent, an increase in employee related expenses of $49,000 and $498,000 in the three- and nine-month periods ended September 30, 2007, respectively, compared to the same periods ended October 1, 2006.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$240	-54.8%	$531	$990	-37.8%	$1,592

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS and Acumins, Inc., and assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names, and trademarks. In the third quarter of 2007, we acquired for $456,000 certain trademarks and intangibles associated with our new, private label de-luxeTM brand of natural, spa quality personal care products.

The year-over-year decrease in amortization expense for three- and nine-month periods ended September 30, 2007 resulted from certain intangible assets being fully amortized in 2006 and 2007.

Interest Income and Expense

	Three Months Ended			Nine Months Ended
	September 30, 2007	% Change	October 1, 2006	September 30, 2007	% Change	October 1, 2006
	($ in thousands)			($ in thousands)
Interest income, net	$459	2.2%	$449	$1,265	-2.1%	$1,292

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Net interest income increased slightly in the third quarter of 2007 compared to the third quarter of 2006, and decreased year over year for the nine-month period ended September 30, 2007 as a result of lower average invested balances, partially offset by increases in average interest rates.

Income Taxes

There was no provision or benefit for income taxes for the three- and nine-month periods ended September 30, 2007 and October 1, 2006 due to our ongoing operating losses.

Off-Balance Sheet Transactions

We have not entered into any off-balance sheet transactions.

Liquidity and Capital Resources

We have incurred net losses of $759.5 million since inception. We may continue to incur net losses for the next year, and possibly longer. From our inception through September 30, 2007, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $419.7 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the nine-month periods ended September 30, 2007 and October 1, 2006.

	Nine Months Ended
	September 30, 2007	$ Change	October 1, 2006
	(in thousands)
Cash provided by (used in) operating activities	$7,032	$8,011	($979)
Cash used in investing activities	($11,954)	($5,454)	($6,500)
Cash provided by financing activities	$1,491	$811	$680
Net decrease in cash and cash equivalents	($3,431)	$3,368	($6,799)

Net cash provided by operating activities for the nine-month period ended September 30, 2007 reflects a net loss of $9.2 million offset primarily by non-cash expenses related to depreciation and amortization of $8.5 million, and stock based compensation expense of $7.1 million, and to a lesser extent $623,000 in cash for operating assets and liabilities. Net cash used in operating activities for the nine-month period ended October 1, 2006 primarily reflects a net loss of $10.1 million and the use of $3.7 million in cash for operating assets and liabilities, partially offset by $12.8 million of non-cash activities. The year-over-year improvement in cash provided by operating activities was primarily driven by a $4.4 million change related to operating activities, $2.7 million increase in non-cash activities, primarily stock based compensation expense and depreciation, and a $0.9 million change in net loss.

Net cash used in investing activities for the nine-month periods ended September 30, 2007 and October 1, 2006 was primarily attributable to the purchase of marketable securities and the acquisition of fixed assets and intangibles, offset by the sales and maturities of marketable securities. The year-over-year increase in net cash used in investing activities was primarily as a result of increased purchases of fixed assets and intangibles.

Net cash provided by financing activities for the nine-month periods ended September 30, 2007 and October 1, 2006 was primarily attributable to proceeds received from exercises of employee stock options and purchases under our employee stock purchase plan and borrowings under our revolving bank line of credit, partially offset by the repayment of debt obligations.

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

In April 2007, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matures in March 2008. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. For the nine months ended September 30, 2007, borrowings under the existing line of credit totaled $1.3 million, of which $1.0 million was converted into a term loan in April 2007 and $300,000 remains outstanding as of September 30, 2007. The term loan totaled $1.5 million at September 30, 2007 and accrues interest at the prime rate plus 0.50% (8.25% at September 30, 2007) and matures in March 2010.

As of September 30, 2007, we did not have any future material non-cancelable commitments to purchase goods or services.

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

Management Outlook

For the fourth quarter of fiscal year 2007, we are targeting net sales in the range of $120.0 million to $125.0 million and a net loss of $0.5 million to net income of $0.5 million.

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

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows will not be material. Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $1.5 million at September 30, 2007, and the highest interest rate attributable to this outstanding balance was 8.25% at September 30, 2007. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities. As of September 30, 2007, we had $28.0 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and chief accountant of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer, chief financial officer, and chief accountant concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to them in a timely fashion.

During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred net losses of $759.5 million through September 30, 2007. To date, we have not become profitable, and we may never achieve profitability. We may continue to incur net losses for the next year, and possibly longer. As a result, our stock price may decline and investors may lose all or a part of their investment in our common stock.

The information above updates and should be read in conjunction with the discussion of our risk factors contained in Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 19, 2007, we issued to certain consultants a fully vested warrant to purchase 50,000 shares of our common stock at $2.53 per share, expiring in July 2017, in conjunction with the performance of services under a consulting agreement. The issuance of this warrant was exempt from registration under the Securities Act of 1933, as amended, as a private offering under Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s registration statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s quarterly report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 7, 2005 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s annual report on Form 10-K for the Fiscal Year Ended January 1, 2006 (SEC File No. 000-26137)).

4.1	Form of Warrant issued July 19, 2007.

31.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eleuthère I. du Pont, Senior Vice President of Operations and Chief Financial Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, President, Chief Executive Officer and Chairman of the Board of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Eleuthère I. du Pont, Senior Vice President of Operations and Chief Financial Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ Eleuthère I. du Pont
Eleuthère I. du Pont Senior Vice President of Operations and Chief Financial Officer

Date: November 7, 2007