Form 10-K
period 2007-12-30
DRUGSTORE COM INC
filed 2008-03-14
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $260,161,542 as of July 1, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 7, 2008, the number of shares of the registrant’s common stock outstanding was 96,478,573.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report, to the extent not set forth in this annual report, is incorporated by reference from the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on June 12, 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this annual report relates.

DRUGSTORE.COM, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 30, 2007

ITEM 1.	BUSINESS

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K and the documents incorporated into this annual report by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on our expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. All statements made in this annual report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “expects,” “believes,” “targets,” “may,” “will,” “outlook,” “continue,” “remain,” “could,” “would,” “should,” and similar expressions or any variation of such expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, changes in consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, risks related to systems interruptions, possible governmental regulation, and the ability to manage a growing business. These and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the following discussion and in the section entitled “Risk Factors” in Part I, Item 1A of this annual report. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, sexual well-being, household, and other non-prescription products and prescription medications through our website at www.drugstore.com. We also offer prestige beauty products through our website located at www.beauty.com (which is also accessible through the drugstore.comTM website); contact lenses through our wholly owned subsidiary Vision Direct, Inc., through websites located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com (which are also accessible through the drugstore.com website); and customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc., or CNS. Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. Under the terms of an agreement with Rite Aid Corporation, customers are also able to order refill prescriptions for pickup at any Rite Aid store. As of December 30, 2007, our lifetime customer base was nearly 10.0 million customers.

We operate our business in four segments: over-the-counter, or OTC; mail-order pharmacy; local pick-up pharmacy; and vision. Additional information regarding our business segments can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this annual report and in Note 13 of our consolidated financial statements included in Part IV, Item 15 of this annual report. In 2007, 2006, and 2005, approximately 99% of our net sales were made, and over 99% of our assets were located, in the United States.

drugstore.com, inc. was incorporated in April 1998 in the state of Delaware. We launched our web store at www.drugstore.com in February 1999 and completed our initial public offering in July 1999. Our common stock is listed on the NASDAQ Global Market under the symbol “DSCM.” Our principal corporate offices are located in Bellevue, Washington. As used in this annual report, “drugstore.com,” “we,” “our,” and similar terms refer to drugstore.com, inc. and its subsidiaries, unless the context indicates otherwise.

Business Strategy

Our business strategy is to offer our customers a wide selection of products at competitive prices and a superior online shopping experience.

Convenience.    Our online stores are available to consumers 24 hours a day, seven days a week through the Internet. All of our products are also available for purchase by phone. We offer additional convenience to our customers through easy-to-use websites, robust search technology, and a variety of features such as: Your List, a personal shopping list of the customer’s previous purchases that allows for quick and easy re-ordering, even without browsing the site; Auto Delivery, which enables customers to set up automatic shipments of frequently ordered products; the ability to schedule e-mail reminders about previously purchased products that are scheduled to run out or are on sale; and an automated flexible spending account, or FSA, manager that keeps track of FSA-eligible purchases and provides customers with downloadable receipts to submit to their FSA administrator.

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

Privacy.    When shopping at a brick-and-mortar drugstore, many consumers may feel embarrassed or uncomfortable about buying items or asking questions that may reveal personally sensitive aspects of their health or lifestyle to pharmacists, store personnel, or other shoppers. Our customers avoid these problems by shopping from the privacy of their home or office.

Value.    Our goal is to offer shoppers a broad assortment of health, beauty, vision, and pharmacy products with competitive pricing. We strive to improve our operating efficiencies and to leverage our fixed costs so that we can pass along the savings to our customers in the form of lower prices and exclusive deals. We also seek to inform customers of additional cost-saving opportunities when they become available. For example, in our pharmacy, we inform our customers of quantity price breaks for buying 90-day supplies of medication rather than 30-day supplies.

Business Segments

In 2007, our OTC segment accounted for 53% of our net sales, our vision segment accounted for 12%, our local pick-up pharmacy segment accounted for 24%, and our mail-order pharmacy segment accounted for 11%. See Note 13 of our consolidated financial statements included in Part IV, Item 15 of this annual report.

OTC

We stock approximately 30,000 non-prescription health, beauty, personal care, household, and other products. We also offer approximately 6,000 products through our arrangements with drop-ship vendors. We offer OTC products in a variety of categories, including:

• Personal Care	• Diet and Fitness

• Beauty and Jewelry	• Household and Pets

• Hair	• Baby

• Skin Care	• Food and Gourmet

• Men’s	• FSA

• Health	• Sexual Well-Being

• Vitamins	• Natural

• Home Medical	• Toys and Games

• Gifts and Flowers	• Beauty.com (prestige beauty products, also accessible through www.beauty.com)
• GNC

In addition, through our subsidiary CNS, we also provide personalized nutrition services to consumers in the form of an online assessment of an individual’s specific nutritional supplement needs, and deliver the personalized vitamins, minerals, herbs, and supplements in pharmaceutical-grade, daily dose packages. We are the exclusive online distributor of nutritional supplement programs for Dr. Barry Sears at www.ZoneDiet.com and The Pritikin Longevity Center & Spa at www.Pritikin.com. In addition, we act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites.

Mail-Order Pharmacy and Local Pick-Up Pharmacy

Our pharmacy product category is divided into two business segments: mail-order pharmacy and local pick-up pharmacy. Our mail-order pharmacy segment covers the prescription drugs and supplies delivered to customers through our mail-order facility, and our local pick-up pharmacy segment covers the prescriptions picked up by customers at Rite Aid stores. Customers may order new prescriptions on the drugstore.com website for mail-order delivery. Customers may have refill prescriptions, that have previously been filled through our mail-order facility or at a Rite Aid store, delivered by mail or the customer may pick them up at any Rite Aid store.

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

Vision

Through our subsidiary Vision Direct, we offer a broad assortment of contact lenses, in addition to reading glasses, contact lens cases, and other contact lens supplies. We believe that we offer these products at a substantial price savings over eye care practitioners, national optical chains, and many online competitors.

Our contact lens business is subject to the U.S. Fairness to Contact Lens Consumers Act, or FTCLCA, and the related regulations of the Federal Trade Commission, or FTC, which establish a national uniform standard for eye care practitioners and direct marketers with respect to the sale of contact lenses, including verification of contact lens prescriptions. In accordance with these guidelines, we ask the patient’s eye care professional to verify the prescription before we ship an order and allow eight business hours for the eye care professional to reply to our verification request. If the eye care professional approves the prescription, or does not respond to our verification request within eight business hours, we ship the order to the customer as expressly permitted by the FTCLCA.

Marketing and Promotions

Our marketing and promotion strategy is designed to build brand recognition, increase customer traffic to our store, add new customers, build strong customer loyalty, maximize repeat purchases, and develop incremental revenue opportunities. Our online advertising campaigns are focused on search engines, frequently visited Internet portals, health- and beauty-related websites, and direct-to-consumer e-mail marketing programs. We further extend our online market presence through our affiliate program, through which we permit certain websites to make our products and services available to their audiences through links to our websites.

We also employ a variety of marketing programs and promotions, such as discounted and free shipping promotions, dollar off and percentage discounts, free gifts with purchase, and the drugstore.com dollarsTM program, a loyalty program in which customers automatically earn a five percent rebate to be used for future non-prescription purchases.

Fulfillment and Customer Care

Order Fulfillment

We process most OTC orders and all mail-order pharmacy orders from our primary distribution center in Swedesboro, New Jersey, and all vision orders from our distribution center in Ferndale, Washington. When a customer orders a refill prescription to be picked up at a local Rite Aid store, we use Rite Aid as a fulfillment partner. We also process drop-ship orders for certain OTC products and arrange for our drop-ship vendor partners to ship these products directly from the vendor’s warehouse. Due to the relatively short lead time required to fill orders for our products, usually 24 to 48 hours, order backlog is not material to our business.

We ship OTC and pharmacy products to U.S., U.S. Territory, and APO/FPO military addresses. In addition, through an agreement with Access USA, Inc., we offer international shipment of select OTC health, beauty, and wellness products to over 160 countries. Vision Direct ships contact lenses and other vision products worldwide, primarily to the United States and Canada.

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

Technology

We have implemented a broad array of services and systems for site management, product searching, customer interaction, transaction processing, and order fulfillment functions. These services and systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business. For example, our core merchandise catalog, customer interaction, order collection, fulfillment, and back-end systems are proprietary to drugstore.com. Our systems are designed to provide real-time connectivity to the distribution center systems for both pharmacy and OTC products. They include an inventory-tracking system, a real-time order tracking system, an executive information system, and an inventory replenishment system.

To enhance the online and offline experience for our pharmacy customers, we have integrated some of our information and pharmacy systems with Rite Aid’s systems. Rite Aid has granted us a nonexclusive, fully paid license to the Rite Aid systems that are integrated with our systems, subject to third-party rights to such technology. We license database, operating system, and hardware components from third parties.

In August 1998, we entered into a technology license and advertising agreement with Amazon.com, Inc. Under this agreement, which expires in August 2008, we have the right to license substantially all of Amazon.com’s technology for use in our business and to receive certain technological and advertising support from Amazon.com, and Amazon.com has the right to license substantially all of our technology for use in its business. Neither party may use the other’s technology to compete against the other. Currently, neither party has licensed any technology from the other under this agreement. If we were to be acquired by a competitor of Amazon.com and Amazon.com did not vote its shares of drugstore.com in favor of the transaction, we would lose our rights to use Amazon.com’s technology, if we were using any at that time. This agreement also restricts us from promoting on our website any company, other than drugstore.com, that sells products or services competitive with those that Amazon.com offers or is preparing to produce or market.

Relationship with Rite Aid

In June 1999, we entered into a strategic relationship with Rite Aid. Through our agreements with Rite Aid, which expire in 2009 unless renewed, we have access to Rite Aid customers through the RiteAid.com website, which is powered by the drugstore.com website. All pharmacy orders processed through the drugstore.com website or the RiteAid.com website can be either shipped to the customer from our distribution center or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, picked up by the customer at any Rite Aid store. Rite Aid adjudicates and collects insurance reimbursement payments for prescription medications on our behalf.

In addition to providing for multi-channel delivery options, we and Rite Aid agreed to promote each other’s services both online and offline. For example, Rite Aid includes the drugstore.com pharmacy logo on Rite Aid shopping bags, prescription vial caps, receipts, in-store signs and links from the Rite Aid website to the drugstore.com website, as well as in certain of Rite Aid’s weekly circular advertisements. As part of our relationship with Rite Aid, we agreed to certain exclusivity provisions that limit our ability to promote, or to affiliate with, any other brick-and-mortar retail drugstore within a five-mile radius of a Rite Aid store or to operate as a traditional brick-and-mortar drugstore, and Rite Aid agreed not to offer or sell products or services on the Internet other than through our website.

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

Competition

The market for health, beauty, wellness, vision, and pharmacy products is intensely competitive and highly fragmented. Our competitors in the OTC segment include chain drugstores, mass market retailers, warehouse clubs, supermarkets, and, with respect to prestige beauty, health, and spa products, specialty retailers and major department stores. In our mail-order pharmacy and local pick-up pharmacy segments, we compete with chain drugstores, PBMs, insurers and other health care providers, mail-order prescription drug providers, and other online pharmacies, both domestic and foreign. Foreign online pharmacies and “rogue” online pharmacies can often sell drugs to U.S. residents at a lower price because they do not comply with U.S. pharmacy regulations, are not subject to U.S. regulatory oversight, or both. Our competitors in the vision segment include other online providers of contact lenses, national optical chains, eye care professionals, and mass-market retailers and warehouse clubs that provide prescription vision services. In addition, we compete with Internet portals and online service providers that feature shopping services and with other online or mail-order retailers that offer products within one or more of our business segments.

We believe that the principal competitive factors in our market segments include: brand awareness and preference, company credibility, product selection and availability, convenience, price, actual or perceived value, website features, functionality and performance, ease of purchasing, customer service, privacy, quality and quantity of information supporting purchase decisions (such as product information and reviews), and reliability and speed of order shipment.

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

Seasonality

Our OTC and vision businesses are subject to seasonal variations in demand. Historically, the fourth quarter of each year has been our strongest OTC sales quarter, primarily because of increased online shopping and our greater marketing efforts during the holiday season as well as increased purchases by customers using funds from flexible spending accounts. In addition, the third quarter of each year has been our strongest vision sales quarter, primarily because of the increased purchases of contact lens for back-to-school. We do not believe that our mail-order pharmacy or local pick-up pharmacy business segments are substantially affected by seasonality.

Employees

As of December 30, 2007, we had 850 full-time employees. However, employment levels fluctuate due to seasonal variations in our OTC business, and we hire independent contractors and temporary employees as needed to address demand. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Available Information

We file with, and furnish to, the Securities and Exchange Commission, or SEC, periodic reports, proxy statements, and other information. We make these documents available, free of charge, on our website at www.drugstore.com (under Corporate Information) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Directors and Officers

The following tables provide information regarding our directors and officers as of the date of this annual report:

Directors

Name	Age	Position
Dawn G. Lepore	53	President, Chief Executive Officer and Chairman of the Board, drugstore.com, inc.
Richard W. Bennet III	55	Co-Chief Executive Officer, CCA Global Partners
Geoffrey R. Entress	44	Venture Partner, Madrona Venture Group
Jeffrey M. Killeen	54	Chairman and CEO, GlobalSpec, Inc.
William D. Savoy	43	Consultant
Gregory S. Stanger	43	Venture Partner, Technology Crossover Ventures

Executive Officers

Name	Age	Position
Dawn G. Lepore	53	President, Chief Executive Officer, and Chairman of the Board
Thère du Pont	41	Sr. Vice President, Operations, and Chief Financial Officer
Robert Hargadon	51	Vice President, Human Resources
Yukio Morikubo	48	Vice President, Strategy, General Counsel and Secretary

Dawn G. Lepore has served as President, Chief Executive Officer and Chairman of the Board of drugstore.com since October 2004. Ms. Lepore served as Vice Chairman—Active Trader, Technology, Operations, Administration and Business Strategy of The Charles Schwab Corporation, or CSC, from August 2003 to October 2004. CSC, through Charles Schwab & Co., Inc., or Schwab, and its other operating subsidiaries, is a financial services firm. Ms. Lepore served as Vice Chairman—Technology, Active Trader, Operations, and Administration of CSC and Schwab from May 2003 until August 2003, as Vice Chairman—Technology, Operations and Administration of CSC and Schwab from July 2002 until May 2003, as Vice Chairman—Technology and Administration of CSC and Schwab from 2001 to 2002, as Vice Chairman and Chief Information Officer of CSC and Schwab from 1999 to 2001 and as Executive Vice President and Chief Information Officer of CSC and Schwab from 1993 to 1999. She joined Schwab in 1983. Ms. Lepore serves as a director of eBay Inc. and has been nominated to stand for election to the board of The New York Times Company in April 2008.

Thère du Pont has served as Senior Vice President, Operations and Chief Financial Officer for drugstore.com since May 2007. Prior to joining drugstore.com, Mr. du Pont served in several key positions, including President and Chief Financial Officer, at Wawa, Inc., a retailer operating more than 550 convenience stores in the Mid-Atlantic region. Mr. du Pont is a member of the Board of Directors of the DuPont Company, where he serves on the audit, compensation, and science and technology committees. He is also President of the Longwood Foundation.

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

Yukio Morikubo has served as Vice President, General Counsel and Secretary of drugstore.com since November 2006 and as Vice President, Strategy since April 2007. From April 2005 to September 2006, Mr. Morikubo was Vice President, General Counsel and Corporate Secretary of Advanced Digital Information Corporation, a provider of intelligent data storage hardware and software solutions that was acquired in August 2006 by Quantum Corporation. He served as Chief Counsel, International of Cingular Wireless, LLC, formerly AT&T Wireless Services, Inc., a wireless service provider, from 1996 to 1999 and again from 2000 until April 2005. Mr. Morikubo previously practiced with the law firm of Perkins Coie LLP and served as an auditor and tax consultant with KPMG LLP.

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

David Lonczak was named as our Chief Marketing Officer in March 2007 and has served as our Vice President, Marketing since December 2006. In early 2006, Mr. Lonczak began serving as Senior Director of Marketing in Pharmacy for drugstore.com, and served as General Manager of Vision for drugstore.com from 2005 to 2006. From 2002 to 2005, Mr. Lonczak served in a number of positions with Cingular Wireless, LLC, formerly AT&T Wireless Services, Inc., a wireless service provider, including Vice President, eCommerce from 2004 to 2005.

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

Tracy Wright has served as Vice President of Financial Planning and Analysis since August 2007, and as Senior Director of Financial Planning and Analysis from 2003 to July 2007. Prior to joining drugstore.com, Ms. Wright held financial leadership roles at Western Wireless International, Freeinternet.com, and PriceWaterhouseCoopers.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and uncertainties associated with our company and ownership of our securities. If any of the following risks actually occurs, our business, financial condition, or operating results could be materially adversely affected. This could cause the trading price of our common stock to decline, and you could lose all or part of your investment. Some statements in this annual report (including some of the following risk factors) are forward-looking statements. See the section entitled “Special Note Regarding Forward-Looking Statements” in Part I, Item 1 of this annual report.

We have a history of generating significant losses, and may not be able to sustain profitability.

We have an accumulated deficit of $761.9 million through December 30, 2007. To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses in the first quarter of 2008, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

We may experience significant fluctuations in our operating results and rate of growth.

Our evolving business model and the unpredictability of our industry make it difficult for us to forecast accurately the level or source of our revenues and our rate of growth. We believe that, because of these factors, historical trends and quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied on as an indicator of our future performance. In the past, our operating results have sometimes been, and it is likely that in some future quarter or quarters they will be, below the expectations of investors and securities analysts. In that event, the price of our common stock may fall substantially, and stockholders may lose all or a part of their investment.

Our revenue growth and profitability depends on the continued growth of demand for the products we offer.

Demand for many of our products, and, therefore, our business, is affected by changes in consumer preferences, general economic and business conditions, and world events. For example, macro-economic trends in the United States and abroad, threatened or actual terrorist attacks or armed hostilities (or the resulting security concerns), or natural disasters could create economic and consumer uncertainty and delays in and increased costs of product shipments to and from us, which may decrease demand. A softening of demand, for whatever reason, may result in decreased revenue or growth, which could prevent us from achieving or sustaining profitability. Revenue growth or profitability may not be sustainable and our company-wide and by-segment percentage growth rates may decrease in the future.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	the frequency and size of customer orders and the quantity and mix of products our customers purchase;

•	changes in consumer acceptance and usage of the Internet, online services, and e-commerce;

•	the price we charge for our products and for shipping those products, or changes in our pricing policies or the pricing policies of our competitors;

•	the extent to which we offer free shipping or other promotional discounts to our customers;

•	our ability to acquire merchandise, manage inventory, and fulfill orders;

•	technical difficulties, system downtime, or interruptions;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	timing and costs of marketing and other investments;

•	disruptions in service by shipping carriers;

•	the introduction by our competitors of websites, products, or services;

•	the extent of reimbursements available from third-party payors;

•

an increase in the price of fuel used in the transportation of packages, or an increase in the prices of other energy products, primarily natural gas and electricity, which are used in our operating facilities;

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

•	the effects of strategic alliances, potential acquisitions, and other business combinations, and our ability to successfully and timely integrate them into our business; and

•	changes in government regulation.

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

The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries. These competitors include chain drugstores, mass-market retailers, warehouse clubs, supermarkets, specialty retailers, major department stores, PBMs, insurers and health care providers, mail-order pharmacies (legitimate and illegitimate), national optical chains, eye care professionals, Internet portals and online service providers that feature shopping services, and various online stores that offer products within one or more of our product categories. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms, operate with a lower cost structure, adopt more aggressive pricing policies, or devote more resources to technology development and marketing than we do. In addition, other companies in the retail and e-commerce service industries may enter into business combinations or alliances that would strengthen their competitive positions and prevent them, their affiliated companies, or their strategic partners from entering into relationships with us. An inability to enter into or maintain relationships with major PBMs, insurance companies, or managed care organizations could be a major competitive disadvantage to us.

As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segments in which we operate. In addition, new and expanded Web technologies may further intensify the competitive nature of online retail and allow our competitors to duplicate many of the products, services, and content offered on our site. We believe that the Internet facilitates entry into the retail market and comparison shopping and renders it inherently more competitive than conventional retailing formats. We expect competition in the e-commerce channel to intensify, and this increased competition may reduce our ability to grow and, as a result, reduce our revenue, increase our operating expenses, or both, and harm our business.

In addition, we face competition from online pharmacies outside the United States. Although it is currently illegal to re-import prescription drugs into the United States from any foreign country, a growing number of U.S. consumers seek to fill their prescriptions through Canadian and other foreign online pharmacies, and a number of state and local governments have set up websites directing their constituents to Canadian pharmacies. The U.S. Food and Drug Administration, or FDA, has taken only limited action to date, and may not take aggressive action in the future, against those who illegally re-import prescription drugs or support or facilitate illegal re-importation. In the U.S. Congress, legislation allowing for re-importation of prescription drugs by individuals for personal use has repeatedly been introduced. If such legislation were to be enacted, or if consumers increasingly use foreign-based online prescription drug websites instead of U.S.-based online pharmacies, such as ours, to fill their prescription needs, our business and operating results could be harmed.

We may be unable to increase the migration of consumers of health, beauty, vision, and pharmacy products from brick-and-mortar stores to our online solution, which would harm our revenues and prevent us from becoming profitable.

If we do not continue to attract and retain higher volumes of online customers to our Internet stores at a reasonable cost, we will not be able to increase our revenues or achieve consistent profitability. Our success depends on our ability to continue to convert a large number of customers from traditional shopping methods to online shopping for health, beauty, wellness, vision, and pharmacy products. Specific factors that could prevent widespread customer acceptance of our online solution include:

•	shipping charges, which do not apply to purchases made at a brick-and-mortar store;

•	delivery time associated with Internet orders, as compared to the immediate receipt of products at a brick-and-mortar store;

•	delays in deliveries to customers, particularly our West Coast customers;

•	lack of consumer awareness of our websites;

•	additional steps and delays in verifying prescriptions and ensuring insurance coverage for prescription products;

•	non-participation in the networks of some insurance carriers and PBMs;

•	regulatory restrictions or reform at the state and federal levels that could affect our ability to serve our customers;

•	the general acceptance or legalization of prescription drug re-importation;

•	customer concerns about the security of online transactions, identity theft, or the privacy of their personal information;

•	product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish, or loss of, customers’ trust in buying drugstore items online;

•	inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products;

•	delays in responses to customer inquiries;

•	difficulties or delays in returning or exchanging orders; and

•

activity that diminishes a user’s online experience or subjects online shoppers to security risks, such as viruses, spam, spyware, phishing (spoofing e-mails directed at Internet users), “denial of service” attacks directed at Internet service providers and online businesses, and breaches of data security.

If our marketing efforts are not effective at attracting and retaining customers at an acceptable cost, we will be unable to achieve consistent profitability.

If we do not maintain our brand and continue to increase awareness of our products and services, we may not build a critical mass of customers. Promoting and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We believe that, because we are a small company with low public brand awareness, achieving significant market awareness will require significant marketing expense. To promote our brand and our products and services, we have incurred and expect to continue to incur substantial expense in our marketing efforts both to attract and to retain customers. Our promotional activities may not be effective at building our brand awareness and customer base to the extent necessary to generate sufficient revenue to become consistently profitable. For example, we spent over $5 million during 2005 on a new brand campaign, and we determined that the brand campaign did not produce results quickly enough to serve our near-term profitability goals. Search engine and other online marketing initiatives comprise a substantial part of our marketing efforts, and our success depends in part on our ability to manage costs associated with these initiatives, or to find other channels to acquire and retain customers cost-effectively. The demand for and cost of online advertising has been increasing and may continue to increase. An inability to acquire and retain customers at a reasonable cost would increase our operating costs and prevent us from maintaining profitability.

Our network and communications systems are vulnerable to system interruption and damage, which could harm our operations and reputation.

Our ability to receive and fulfill orders promptly and accurately is critical to our success and largely depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We experience periodic system interruptions that impair the performance of our transaction systems or make our websites inaccessible to our customers. These systems interruptions may prevent us from efficiently accepting and fulfilling orders, sending out promotional e-mails and other customer communications in a timely manner, introducing new products and features on our website, promptly responding to customers, or providing services to third parties. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, which could cause them to avoid our websites, drive them to our competitors, and harm our reputation. To minimize future system interruptions, we need to continue to add software and hardware and to improve our systems and network infrastructure to accommodate increases in website traffic and sales volume, to replace aging hardware and software, and to make up for several years of underinvestment in technology. We may be unable to promptly and effectively upgrade and expand our systems and integrate additional functionality into our existing systems. Any unscheduled interruption in our services, especially during the holiday shopping season, could result in fewer orders, additional operating expenses, or reduced customer satisfaction, any of which would harm our revenues and operating results and could delay or prevent our becoming consistently profitable. In addition, the timing and cost of upgrades to our systems and infrastructure may substantially affect our ability to maintain profitability.

Our systems and operations, and those of our suppliers and Internet service providers, are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, server failure, telecommunications and Internet service failure, acts of war or terrorism, computer viruses and denial-of-service attacks, physical or electronic break-ins, sabotage, and similar events. Any of these events could lead to system interruptions, service delays, and loss of critical data for us, our suppliers, or our Internet service providers, and could prevent us from accepting and fulfilling customer orders. For example, our Internet service provider recently experienced network outages that caused our website to be unavailable for several hours. Any significant interruption in the availability or functionality of our websites or our customer processing, distribution, or communications systems, for any reason, could seriously harm our business, financial condition, and operating results. While we do have backup systems for some aspects of our operations, we do not have fully redundant backup systems or a formal disaster recovery plan. Our business interruption insurance may be inadequate to compensate for all losses that may occur.

All of our fulfillment operations and inventory are located in our distribution facilities, and any significant disruption of these centers’ operations would hurt our ability to make timely delivery of our products.

We conduct all of our fulfillment operations from our distribution facility in Swedesboro, New Jersey and Ferndale, Washington. Our primary distribution center in New Jersey and our inventory storage facility in Logan Township, New Jersey house our entire product inventory except for our vision products, which are housed at our Washington facility. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack, or other comparable event at either of these facilities, and in particular our New Jersey facilities, would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a significant part of either of these facilities, and in particular our New Jersey facilities, were destroyed or our operations were interrupted for any extended period of time, our business, financial condition, and operating results would be harmed.

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

Under our distribution agreement with GNC, we maintain an inventory of GNC’s products in our primary distribution center, thereby increasing the complexity of tracking inventory in, and the operation of, our distribution center. Our failure to properly handle GNC’s inventory that we hold would result in unexpected costs and other harm to our business and reputation.

We need to manage changing and expanding operations.

Over the past several years, we have significantly expanded our operations and anticipate that we will continue to expand. Our past growth has placed, and we expect that our anticipated future operations and expansion will continue to place, a significant strain on our managerial, operational, financial, and other resources. Some of the administrative and operational challenges we have faced in the past as a result of our expansion and seasonal growth include the management of an expanded number of product offerings; the assimilation of systems and technologies of acquired companies; increased pressure on our senior management; and increased demand on our systems and internal controls. Our ability to manage our operations and expansion effectively depends on the continued development and implementation of plans, systems, and controls that meet our operational, financial, and management needs. If we are unable to develop or implement these plans, systems, or controls or otherwise manage our operations and growth effectively, we will be unable to increase gross margins or achieve consistent profitability, and our business will be harmed.

The seasonality of our business places increased strain on our operations.

We expect the largest amount of our net sales to occur during our fourth quarter. If we do not stock or restock popular products in sufficient amounts such that we fail to meet customer demand, it could significantly affect our revenue and our future revenue. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce our gross margins. We may experience an increase in our shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If our systems and processes are not prepared to address peak volumes during high demand seasons, holidays, and events, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to staff our distribution centers adequately during these peak periods, and delivery companies may be unable to meet the seasonal demand.

We are dependent on a limited number of fulfillment and distribution partners. If we are unable to obtain shipments of product from our vendors and deliver merchandise to our customers in a timely and cost-effective manner, our business and results of operations would be harmed.

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

We cannot control all of the various factors that might affect our timely and cost-effective procurement of products from our vendors and delivery of products to our customers. We also rely on a limited number of third-party carriers for shipments of products to and from our distribution facilities and to customers. We are therefore subject to the risks, including increased fuel costs, security concerns, labor disputes, union organizing activity, and inclement weather, associated with our carriers’ ability to provide product fulfillment and delivery services to meet our distribution and shipping needs. Failure to procure and deliver merchandise, either to us or to our customers, in a timely and accurate manner would harm our reputation, the drugstore.com brand, our business, and our results of operations. In addition, any increase in fulfillment costs and expenses could adversely affect our business and operating results.

We have significant inventory risk.

We must maintain sufficient inventory levels to operate our business successfully and to meet our customers’ expectations that we will have the products they order in stock. However, we must also guard against the risk of accumulating excess inventory. We are exposed to significant inventory risks as a result of rapid changes in product cycles, changes in consumer tastes, uncertainty of success of product launches, seasonality, manufacturer backorders, and other vendor-related problems. In order to be successful, we must accurately predict these trends and events, which we may be unable to do, and avoid over- or under-stocking products. In addition, demand for products can change significantly between the time product inventory is ordered and the time it is available for sale. When we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory would increase our expenses if we have too much inventory, and would harm our margins by requiring us to make split shipments for backordered items or pay for expedited delivery from the manufacturer if we had insufficient inventory. In addition, we may be unable to obtain certain products for sale on our websites as a result of general shortages (for example, in the case of some prescription drugs), manufacturer policies (for example, in the case of some contact lenses and prestige beauty items), manufacturer or distributor problems, or popular demand. Failure to have inventory in stock when a customer orders it could cause us to lose that order or that customer. The acquisition of some types of inventory, or inventory from some of our sources, may require significant lead time or prepayment, and this inventory may not be returnable. We carry a broad selection of products and significant inventory levels of a substantial number of products, and we may be unable to sell this inventory in sufficient quantities or during the relevant selling seasons. The occurrence of one or more of these inventory risks may adversely affect our business and operating results.

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

Errors relating to prescriptions, dosage, and other aspects of the prescription medication and contact lens dispensing process may result in liability for us that our insurance may not cover. Because we distribute pharmaceutical products and contact lenses directly to the consumer, we are one of the most visible participants in the distribution chain and therefore have increased exposure to liability claims.

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

Errors by either us or our competitors may also produce significant adverse publicity either for us or for the online pharmacy or vision industries in general. Because of the significant amount of press coverage on Internet retailing and online pharmacies, we believe that we are subject to a higher level of media scrutiny than other pharmacy product channels. The amount of negative publicity that we or the online pharmacy or vision industries receive as a result of pharmacy or prescription processing errors could be disproportionate in relation to the negative publicity received by other pharmacies or eye care professionals making similar mistakes. We have no control over the pharmacy practices of our competitors, and we cannot ensure that our pharmacists or our prescription processing operate completely without error. We believe customer acceptance of our online shopping experience is based in large part on consumer trust, and errors by us or our competitors and related negative publicity could erode this trust or prevent it from growing. This could result in an immediate reduction in the amount of orders we receive, adversely affect our revenue growth, and harm our business and operating results.

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

In June 1999, we entered into a series of agreements with Rite Aid that expire in June 2009. These agreements involve many aspects of our respective businesses and the operation of our respective websites, the fulfillment of orders, and the extension of Rite Aid’s insurance relationships to cover prescriptions processed by us. Our local pick-up pharmacy segment, under which our customers can pick up prescriptions at any Rite Aid store, depends on our relationship with Rite-Aid. If our ability to offer customers a local pick-up option were adversely affected by changes in Rite-Aid’s operations or in our relationship with Rite-Aid, our ability to generate revenue from local pick-up pharmacy sales would be reduced or eliminated. This could occur, for example, if we are unable to establish a relationship with another company to offer local pick-up of prescriptions, or if Rite Aid were to close a significant number of its stores. In addition, we currently use Rite Aid’s systems to process prescription orders in both our local pick-up pharmacy segment and our mail-order pharmacy segment. If we were unable to maintain our relationship with Rite Aid and could not feasibly implement an alternative method for processing prescriptions, through either our own systems or those of a third party, we would be unable to maintain our pharmacy operations. The loss of our pharmacy sales, which comprised approximately 35% of our net sales in fiscal 2007, would greatly reduce our revenue and harm our business.

Our arrangement with Rite Aid is complex and requires substantial effort and attention to operate and manage successfully. We may not be able to accommodate changes that Rite Aid may make to its systems that we use, which may limit our ability to operate our business.

While Rite Aid has committed to promoting drugstore.com in its stores and in its advertising, we do not control the choice of ads in which we are featured, and this form of advertising may not result in additional drugstore.com customers. In addition, a substantial alteration of Rite Aid’s marketing efforts, or a breach by Rite Aid of its marketing obligations, could adversely affect our revenues and harm our business. While our relationship with Rite Aid substantially broadens our ability to provide prescription medications to consumers with insurance reimbursement plans, it may not allow all of our potential customers to purchase these medications from drugstore.com and receive insurance reimbursement, which could adversely affect consumer perceptions of us and our revenues. In addition, our relationship with Rite Aid contains limitations on the scope of our activities, including restrictions on our ability to promote, contract with, or operate traditional retail stores, and the prohibition on our ability to become a PBM. We have also agreed not to contract with another traditional retail store to fill pharmacy product orders we receive unless a Rite Aid store is not conveniently located near a customer. These restrictions could limit our flexibility and ability to grow our business if our relationship with Rite Aid is not successful.

If we fail to maintain or enhance our strategic relationships to help promote our website and expand our product offerings, our development could be hindered.

We believe that our strategic relationships with Rite Aid, Internet portals, third-party distributors, and manufacturers are critical to attract customers, to facilitate broad market acceptance of our products and the drugstore.com brand, and to enhance our sales and marketing capabilities. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners. Our business could be harmed if any of our strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under our agreements.

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

We intend to continue to expand the breadth and depth of our product and service offerings by promoting new or complementary products or sales formats. Expansion of our offerings in this manner could require significant additional expenditures and could strain our management, financial, and operational resources. For example, we may need to incur significant marketing expenses, develop relationships with new fulfillment partners or manufacturers, or comply with new regulations. We may be unable to expand our product and service offerings or sales formats in a cost-effective or timely manner, and any new offerings or formats may not generate satisfactory revenues to offset the costs involved. Furthermore, any new product or service offering or sales format that is not favorably received by consumers could damage the reputation of our brand. A lack of market acceptance of our efforts or our inability to generate sufficient revenues to offset the cost of expanded offerings could harm our business.

We face uncertainty related to pharmaceutical costs and pricing, which could affect our revenues and profitability.

Pharmacy sales accounted for approximately 35% of our total revenue in fiscal year 2007. Sales of our pharmacy products depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, managed care organizations, PBMs, and other organizations. These organizations are increasingly challenging the price and cost-effectiveness of medical products and services. The efforts of third-party payors to contain costs often place downward pressures on profitability from sales of prescription drugs. In addition, our products or services may not be considered cost-effective, and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit.

In 2006, the Medicare Part D prescription drug benefit under the Medicare Prescription Drug Improvement and Modernization Act of 2003, or DIMA, became effective. As we expected, the Medicare Part D prescription drug benefit has negatively affected, and is likely to continue to have a negative impact on, our business. Medicare Part D prescription drug coverage will likely increase the number of senior citizens with prescription drug coverage and reduce the number of customers who pay for their prescription drugs themselves. Customers who choose to obtain coverage under a Medicare Part D plan will likely purchase fewer drugs, or no longer purchase drugs, from us. Because we are not currently processing claims for Medicare Part D, we will be able to serve Medicare D customers only when those customers elect to purchase outside of their Medicare Part D plan and purchase their prescriptions out-of-pocket, such as when the particular medication is not covered by the customer’s Medicare plans or when the customer’s purchase is not covered because of a deductible, co-payment, or other exclusion. Moreover, the DIMA calls for significant changes to the formulas the Medicare program uses to calculate its payments for prescription drugs, as well as introduction of managed care elements and changes to the administration of the drug benefit program. When fully implemented, these changes could exert downward pressure on prescription drug prices and payments by the government, even as the number of people who use the

Medicare benefits to pay for prescription drugs increases. All of these factors could adversely affect our drug prices and dispensing fees, and ultimately could reduce our profit margins.

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

To obtain reimbursement on behalf of our customers for the prescription products that they purchase on our website, we must maintain relationships with insurance companies, managed health organizations, and PBMs, either directly or through our relationship with Rite Aid. Many of our direct agreements with insurance companies, PBMs, and third-party benefits companies are short-term, may be terminated with less than 30 days’ prior notice, and are subject to unilateral amendment by the other party. If we are unable to establish, maintain, and leverage our direct relationships with insurers, PBMs, and third-party benefit companies, and to the extent Rite Aid is unable to maintain its relationships or if these relationships do not extend to cover the prescriptions we process, our ability to obtain reimbursement coverage for our customers would be reduced. This would reduce the number of customers that fill prescriptions through our website, which would harm our business, financial condition, and results of operations.

In addition, we must process each customer’s insurance application, which raises the costs of processing prescription orders and may delay the customer’s initial prescription order. Customers may not embrace our online insurance coverage procedure.

Our future growth strategy may depend in part on our ability to acquire complementary or strategic businesses. Any such acquisitions could result in dilution, operating difficulties, difficulties in integrating acquired businesses, and other harmful consequences.

We have acquired, and may in the future acquire, complementary or strategic businesses, technologies, services, and products as part of our strategy to increase our net sales and customer base. The process of integrating acquisitions into our business and operations has resulted in, and may in the future result in, unforeseen operating difficulties and expenditures. Integration of an acquisition also requires significant management resources that would otherwise be available for operation, ongoing development, and expansion of our business. To the extent we miscalculate our ability to integrate and properly manage acquired businesses, technologies, services, and products, or we depend on the continued service of acquired personnel who choose to leave, we may have difficulty in achieving our operating and strategic objectives. In addition, we may not realize the anticipated benefits of any acquisition.

We may be unable to identify suitable acquisition opportunities or to negotiate and complete acquisitions on favorable terms, or at all. In addition, any future acquisitions may require substantial capital resources and we may need to obtain additional capital or financing, from time to time, to fund these activities. This could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or amortization or impairment expenses related to goodwill and other intangible assets, any of which could harm our business, financial condition, and results of operation. Sufficient capital or financing may not be available to us on satisfactory terms, or at all.

Governmental regulation of our business could require significant expenditures, and failure to comply with regulations could result in civil and criminal penalties.

Our business is subject to extensive federal, state and local regulations. For example:

•

entities such as drugstore.com engaging in the practice of pharmacy are subject to numerous federal and state regulatory requirements, including those relating to pharmacy licensing and registration, the dispensing of prescription drugs, pharmacy record keeping and reporting, and the confidentiality, security, storage, and release of patient records;

•

the sale, advertisement, and promotion of, among other things, prescription, OTC and homeopathic medications, dietary supplements, medical devices, cosmetics, foods, and other consumer products that we sell are subject to regulation by the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, and state regulatory authorities, as the case may be; and

•

our vision business is subject to the Fairness to Contact Lens Consumers Act and related regulations of the FTC, which requires all patients to renew their contact lens prescriptions annually and requires third-party contact lens sellers, like Vision Direct, to verify these prescriptions in accordance with specified procedures.

As we expand our product and service offerings and more non-pharmaceutical products become subject to FDA, FTC, and other regulation, more of our products and services will likely be subject to regulation. In addition, regulatory requirements to which our business is subject may expand over time, and some of these requirements may have a disproportionately negative effect on Internet retailers. For example, the federal government and a majority of states now regulate the retail sale of OTC products containing pseudoephedrine that might be used as precursors in the manufacture of illegal drugs. As a result, we are currently unable to sell these products to customers residing in states that require retailers to obtain a physical form of identification or maintain a signature log. Some members of Congress have proposed additional regulation of Internet pharmacies in an effort to combat the illegal sale of prescription drugs over the Internet, and state legislatures could add or amend legislation related to the regulation of nonresident pharmacies. In addition to regulating the claims made for specific types of products, the FDA and the FTC may attempt to regulate the format and content of websites that offer products to consumers. In addition, recently proposed legislation would place severe burdens on verifying contact lens prescriptions, and such burdens might reduce our customer base or dramatically increase our costs. Complying with regulations is time-consuming, burdensome, and expensive and could delay our introduction of new products or services.

As our website is accessible over the Internet in multiple states and other countries, and if and when we expand our marketing strategies to other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country in which we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results, and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could harm our business.

The laws and regulations applicable to our business often require subjective interpretation, and we cannot be certain that our efforts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including suspension or revocation of our licenses or registrations, seizure of our inventory, or monetary fines, any of which could harm our business, financial condition, or operating results. Compliance with new laws or regulations could increase our expenses or lead to delays as we adjust our websites and operations.

Increasing concern about privacy, spam, and the use and security of customer information could restrict our marketing efforts and harm our business.

Internet retailers are also subject to increasing regulation and scrutiny relating to privacy, spam, and the use and security of personal user information. These regulations, along with increased governmental or private enforcement (for example, by Internet service providers), may increase the cost of growing our business. Current and proposed regulations and enforcement efforts may restrict our ability to collect and use demographic and personal information from users and send promotional e-mails, which could be costly or harm our marketing efforts. For example, if one or more Internet service providers were to block our promotional e-mails to customers, our ability to generate orders and revenue could be harmed. Further, any violation of privacy, anti-spam, or data protection laws or regulations may subject us to fines, penalties, and damages and may otherwise have a material adverse effect on our business, results of operations, and financial condition.

Restrictions imposed by, and costs of complying with, governmental regulation of the Internet and data transmission over the Internet could harm our business.

We are subject to the same federal, state, and local laws generally applicable to businesses, as well as those directly applicable to companies conducting business online, including consumer protection laws, user privacy laws, and regulations prohibiting unfair and deceptive trade practices. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, user privacy, fraud, quality of products and services, taxation, advertising, intellectual property rights, and information security. Applicability of existing laws to the Internet relating to issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy could also harm our business. For example, U.S. and international laws regulate our ability to use customer information and to develop, buy, and sell mailing lists. The vast majority of these laws were adopted before the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. The restrictions imposed by, and the costs of complying with, current and possible future laws and regulations related to businesses conducted on the Internet could harm our business, operating results, and financial condition.

We may be unable to protect our intellectual property, and we may be found to infringe proprietary rights of others, which could harm our business, brand, and reputation.

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

Litigation or proceedings before the U.S. Patent and Trademark Office or the World Intellectual Property Organization may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, or to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding or other efforts to protect our intellectual property could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Third parties have in the past, and may in the future, also assert claims against us alleging infringement, misappropriation, or other violations of patent, trademark, or other proprietary rights held by them, whether or not their claims have merit. For example, one of our subsidiaries was sued over alleged copyright and trademark violations based on use of “pop-up” advertising, although this action was settled in June 2004 without any material adverse effects to us. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claims, whether they are with or without merit or are determined in our favor, could be time-consuming, result in costly litigation, divert the attention of our management, cause service upgrade delays, and harm our business or operating results. Furthermore, as a result of infringement claims we may be required to enter into costly royalty or licensing agreements, which may not be available on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to obtain suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, our business could be adversely affected.

The third-party licenses on which we rely may not continue to be available to us on commercially reasonable terms. The loss of such licenses could require us to incur greater cost or change our business plans, either of which could harm our business.

If people or property are harmed by the products we sell, product liability claims could damage our business and reputation.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by these products and may require us to take actions such as product recalls. Any such product liability claim or product recall may result in adverse publicity regarding us and the products we sell, which may harm our reputation. If we are found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims, and our reputation could suffer, any of which could harm our business. Some of our vendors do not indemnify us against product liability. Further, our liability insurance may not be adequate to protect us from all liability that may be imposed as a result of these claims, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Any imposition of product liability that is not covered by vendor indemnification or our insurance could harm our business, financial condition, and operating results.

If Internet use and the online drugstore market do not continue to grow, our ability to generate revenue will be harmed.

Consumer use of the Internet as a medium for commerce is still subject to uncertainty. If use of the Internet as a medium for commerce does not continue to grow or grows at a slower rate than we anticipate, our sales would be lower than expected and our business would be harmed. The number of Internet users and amount of Internet traffic continues to rise and the Internet infrastructure may not expand fast enough to meet the increased levels of demand. In addition, the Internet has experienced, and is likely to experience in the future, outages, delays, and other performance problems as a result of damage to portions of its infrastructure, increasing numbers of users, increasing bandwidth requirements, or problems caused by viruses, worms, and similar programs. These outages and delays could reduce the level of Internet usage and traffic, which could slow our rate of growth and harm our revenues.

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

As the Internet and online commerce industry evolve, we must license technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our web stores, proprietary technology, and transaction-processing systems to meet customer requirements or emerging industry standards. Failure to successfully and timely do so could adversely affect our ability to build the drugstore.com brand and attract and retain customers.

We are subject to a number of risks related to payments we accept.

We accept payments by a variety of methods, including credit cards, gift certificates, and third-party payors such as Pay Pal, Google Checkout, and Bill Me Later. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud. For credit card payments and other third-party payors, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering our profit margins. We are also subject to payment card association operating rules and certification requirements, which could change or be reinterpreted to make compliance difficult or impractical. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit card payments from our customers or facilitate other types of online payments, and our business and operating results could be adversely affected.

If we are required to collect sales and use taxes on the products we sell in additional jurisdictions, we may be subject to liability for past sales and our future sales may decrease.

In accordance with current industry practice and our interpretation of applicable law, historically, we have not collected sales and use taxes or other taxes with respect to shipments of goods into states other than Washington. However, the revenue agency of the state of New Jersey, where our primary distribution center is located, has asserted that we owe state sales tax on some of our prior sales to New Jersey residents from January 3, 2000 to December 29, 2001. On February 19, 2008, we were informed of the decision by the Tax Court of New Jersey against us in the case of drugstore.com, inc. vs. Director, Division of Taxation (the “NJ Tax Case”). The NJ Tax Case represented an appeal by us of an assessment made by the New Jersey Division of Taxation (the “Division”) for $221,626 in tax, plus penalties in the amount of $11,081 and interest. The Division alleged that we failed to collect and remit sales taxes to the Division on taxable sales made in New Jersey for the years 2000 and 2001. We did not believe that it was required to collect sales taxes on sales made to customers in New Jersey based on applicable law. In its decision, the Tax Court of New Jersey ruled otherwise. Prior to this ruling we had not collected sales tax in New Jersey. We will appeal the Tax Court’s decision in the NJ Tax Case, and we are considering our other legal options. In the meantime, we have begun collecting and remitting sales tax on taxable New Jersey sales. If we are unsuccessful in our appeal, the State of New Jersey may expand its assessment to include other years for which we did not collect sales tax. The operation of our distribution centers, the operations of any future distribution centers, our drop-shipping agreements with vendors, and other aspects of our evolving business, however, may result in additional sales and use tax collection obligations. In addition, one or more other states may successfully assert that we should collect sales and use or other taxes on the sale of our products in that state. One or more states or the federal government may seek, either through unilateral action or through federal legislation, to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do. Moreover, one or more states could begin to impose sales taxes on sales of prescription products, which are not generally taxed at this time, or impose sales taxes on sales of certain prescription products (such as those used for pets and farm animals). In either event, customers who order prescriptions at our website and pick them up at a Rite Aid store would be required to pay sales tax. In addition, we could be subject to significant fines or other payments for any past failure to comply with tax regulations. Either of these could result in substantial tax liabilities for our past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business, financial condition, and operating results.

Currently, decisions of the U.S. Supreme Court restrict the ability of states to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states and the U.S. Congress have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales, and at least 18 states recently began voluntarily collecting sales taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect and remit sales and use taxes in states other than Washington and New Jersey. In addition, applicable law does not currently require us to collect sales tax on the sales of prescription medications. If this law were to change, we would be required to collect and remit sales and use taxes for prescription products. The imposition of additional tax obligations on our business by state and local governments could create significant administrative burdens for us, decrease our future sales, and harm our cash flow and operating results.

Certain stockholders own a significant amount of our common stock, which could discourage an acquisition of drugstore.com or make removal of incumbent management more difficult.

Amazon.com beneficially owns approximately 13% of our outstanding stock, and is entitled to designate a director to serve on our board of directors, currently Geoffrey R. Entress. Kleiner Perkins Caufield and Byers, or KPCB, owns approximately 12% of our outstanding stock, and Ziff Asset Management, L.P., or Ziff, owns approximately 10% of our outstanding stock. Because each owns a significant percentage of our capital stock, Amazon.com, KPCB, or Ziff, or more than one of them, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Furthermore, because of these substantial equity stakes in drugstore.com, competitors of Amazon.com, KPCB, or Ziff, or other potential acquirers could decide not to merge with, or acquire, us. In addition, in the case of a potential acquisition of drugstore.com by another party, a substantial equity stake in drugstore.com could prevent the tax-free treatment of an acquisition, making drugstore.com a less attractive acquisition candidate. In addition, if any of our significant stockholders were to sell a substantial quantity of their holdings in a short period of time, our stock price could decline.

Our stock price is likely to continue to fluctuate, which could result in substantial losses for stockholders.

The market price of our common stock has been, and is likely to continue to be, extremely volatile. Our stock price could be subject to wide fluctuations in response to a number of factors, including those described in this annual report, some of which are beyond our control, and these fluctuations could result in substantial losses for stockholders.

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

Our principal executive offices are located in Bellevue, Washington, where we lease approximately 53,000 square feet under a lease that expires in July 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. Our primary distribution facility for our OTC and mail-order pharmacy segments is located in Swedesboro, New Jersey, where we lease approximately 270,000 square feet under a lease that expires in December 2010, with options to renew for two additional five-year periods. We also lease an inventory storage facility in Logan Township, New Jersey for 85,000 square feet through February 2011. The distribution facility for our vision segment is located in Ferndale, Washington, where we lease approximately 16,600 square feet under a lease that expires in July 2008, with an option to renew for an additional five-year period. We lease approximately 11,500 square feet under a lease that expires in March 2011 for our principal customer care center, which is located in Halifax, Nova Scotia, Canada.

In 2007, we made improvements to our existing New Jersey distribution center to improve capacity and increase efficiency, and entered into an agreement to lease an inventory storage facility to provide a temporary overflow solution. Our overall goal is to leverage our existing distribution center as much as possible. However, we are also looking at the possibility of establishing a second distribution center in the Western region of the United States in 2010. Management regularly reviews our anticipated requirements for all of our facilities and the costs and benefits associated with new facilities and, based on that review, may adjust other of our facilities needs, as well.

ITEM 3.	LEGAL PROCEEDINGS

See Note 8 of our consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part IV, Item 15 of this annual report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “DSCM.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Market.

	High	Low
Fiscal Year Ended December 30, 2007
First Quarter	$3.83	$2.35
Second Quarter	$2.90	$2.40
Third Quarter	$3.26	$2.60
Fourth Quarter	$3.74	$2.90

	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	$3.31	$2.51
Second Quarter	$3.64	$2.65
Third Quarter	$3.71	$2.51
Fourth Quarter	$4.02	$3.23

Holders of Record

As of March 7, 2008, there were approximately 763 holders of record of our common stock, and a much larger number of beneficial owners.

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

	12/29/2002	12/28/2003	1/2/2005	1/1/2006	12/31/2006	12/30/2007
Drugstore.com	$100	$215.32	$144.68	$121.28	$155.74	$139.57
NASDAQ Stock Market (U.S.) Index	$100	$144.76	$159.60	$161.79	$177.20	$196.21
Morgan Stanley High Tech Index	$100	$160.79	$174.19	$179.18	$194.96	$215.93

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$445,723	$415,777	$399,430	$360,099	$245,733
Loss before income taxes	(11,511)	(13,026)	(20,899)	(48,715)	(18,649)
Income tax benefit	—	—	—	980	—

Net loss (1)	$(11,511)	$(13,026)	$(20,899)	$(47,735)	$(18,649)

Basic and diluted loss per share	$(0.12)	$(0.14)	$(0.23)	$(0.62)	$(0.27)

Weighted average shares outstanding used to compute basic and diluted loss per share	95,350,046	93,405,405	90,808,817	76,650,915	69,148,872

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$36,249	$40,639	$46,463	$34,219	$43,572
Cash dividends declared per common share	—	—	—	—	—
Working capital	34,195	37,451	40,350	27,719	32,043
Total assets	175,408	168,322	170,563	158,511	184,412
Long-term debt obligations, less current portion	1,221	1,839	2,685	1,807	600
Total stockholders’ equity	$94,368	$92,678	$96,271	$87,128	$128,218

(1)	Includes impairment charges to long-lived assets of $27,460 in 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate on a 52/53-week retail calendar, with each quarter in a 52-week fiscal year representing a 13-week period. Fiscal years 2007, 2006, and 2005 were 52-week fiscal years. References in the following discussion to yearly periods are to fiscal years, unless the context indicates otherwise. The year “2007” refers to the fiscal year ended December 30, 2007, year “2006” refers to the fiscal year ended December 31, 2006, and “2005” refers to the fiscal year ended January 1, 2006.

Business Segments; Growth Strategies.    We operate our business in four business segments: OTC; vision; mail-order pharmacy; and local pick-up pharmacy.

•

Over-the-counter (OTC).    Our OTC segment includes all non-prescription products sold online through our web stores at www.drugstore.com and www.beauty.com or over the telephone at 1-800-DRUGSTORE, including customized nutritional supplements sold through our subsidiary CNS. Before December 31, 2005, we recognized all sales of customized vitamins through CNS on a gross basis, net of promotional discounts, cancellations, rebates, and returns allowances. On December 31, 2005, we entered into a fulfillment agreement with Weil. Under the terms of the new agreement, which replaced our previous agreement with Weil, we recognize the revenue associated with the fulfillment of customized vitamins sold through Weil on a net basis. Until November 9, 2005, our OTC segment also included product revenues and fulfillment fees received under our wholesale OTC fulfillment agreement with Amazon.com, Inc., under which we acted as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. Effective November 9, 2005, we terminated this agreement. The change in the terms of our agreement with Weil, which led us to recognize revenue on a net basis for the substantial majority of our 2006 CNS revenue, and the termination of the Amazon.com wholesale OTC agreement make it more difficult to provide a meaningful year-over-year comparison. Accordingly, in this annual report we refer to our “core OTC” net sales, which is a non-GAAP measure that excludes from OTC net sales wholesale OTC net sales of $6.3 million for the year ended January 1, 2006 and CNS net sales of $1.9 million, $2.4 million and $8.0 million for the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively. Our management believes that the presentation of core OTC net sales and related information provides useful information to the company and its stockholders, because it excludes specific items that are no longer indicative of our core operating results and facilitates a more meaningful comparison of year-over-year results of our OTC segment. We source our OTC products from various manufacturers and distributors, including drop-ship arrangements with vendors. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items, which encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. In 2008, we anticipate growth in our OTC segment, specifically our prestige beauty business, as we attract new brands and expand our marketing channels. We will also continue our diversification—driving our free search results and adding several new marketplaces and accelerating our margin improvements with targeted shipping, sourcing, and pricing initiatives.

•

Vision.    The vision segment includes contact lenses sold through our wholly owned subsidiary International Vision Direct Corp. and its subsidiaries, collectively referred to as Vision Direct, through websites located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com, or over the telephone at 1-800-VISIONDIRECT. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2008, we anticipate single digit growth in our vision segment as we continue to focus on balancing customer acquisition with net margin in order to maximize our profits.

•

Mail-Order Pharmacy.    Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online through the pharmacy section of the drugstore.com web store or over the telephone and delivered to customers through our mail-order facility. We procure our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription fulfillment services for pharmacy benefit managers, or PBMs. We sell over 5,000 prescription drugs, including many specialty drugs for the treatment of chronic conditions such as cancer, HIV, and multiple sclerosis, which are not carried by brick-and-mortar pharmacies and require special handling or service. In this segment, we focus our marketing efforts directly on consumers online and through doctors to maximize growth in our cash prescription and specialty pharmacy business. In addition to the sale of prescription drugs, we sell advertising on our website, to monetize the more than one million unique visitors per month researching drugs and other healthcare content provided on the site. We anticipate growth in our mail-order pharmacy segment in the second half of 2008 as we launch new marketing programs.

•

Local Pick-Up Pharmacy.    Our local pick-up pharmacy business segment includes prescription refills sold online through the drugstore.com web store or the Rite Aid web store at www.RiteAid.com (which is powered by the drugstore.com web store) or over the telephone and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars, and e-mail refill reminders. In 2008, we anticipate consistent year-over-year growth in net sales in the local pick-up pharmacy segment, as we focus the majority of our marketing efforts on our other segments.

Revenues.    We generate revenue primarily from product sales and shipping fees. In 2007, we reported consolidated total net sales of $445.7 million, which reflected a $29.9 million, or 7%, increase over 2006. Our net sales growth was driven by a 10% year-over-year increase in our total order volume for 2007, to nearly 6.0 million orders. Our average net sales per order declined slightly to $75 in 2007, from $77 in 2006. Our revenues benefited from strong growth in our OTC segment, in which net sales grew by 18% year-over-year. Our revenues in 2007 also benefited from year-over-year growth of 10% in our vision segment and 6% in our local pick-up pharmacy segment. These increases were partially offset by a year-over-year decrease in mail-order pharmacy net sales of 26%.

Expenses.    Our operating expenses, including cost of goods sold, decreased as a percentage of net sales to 103% in 2007 compared to 104% in 2006. The decrease reflects both a favorable shift in our product mix to higher margin OTC sales, as well as improvement in each of our business segment’s margins. This decrease was partially offset with an increase in our general and administrative expenses as a percentage of net sales to 4.7% in 2007 compared to 3.7% in 2006, primarily as a result of a $2.5 million charge related to an estimate recorded for taxes and interest on an unfavorable ruling in the NJ sales tax case. As a percentage of net sales, our fulfillment, marketing and sales, and technology and content expenses all remained relatively consistent year-over-year at 10%, 7%, and 4%, respectively.

Net Loss; Cash Position.    Our net loss for 2007 decreased by 12%, or $1.5 million, to $11.5 million, compared to $13.0 million for the year ended December 31, 2006. We ended 2007 with $36.2 million in cash, cash equivalents, and marketable securities, compared to $40.6 million at the end of 2006. This balance reflects cash provided by operations of $7.8 million in 2007, proceeds of $4.4 million from the exercise of employee stock options and purchases under our employee stock purchase plan, and proceeds from debt borrowings of $4.0 million, offset by $14.7 million for capital expenditures, and $5.9 million to repay debt obligations.

Results of Operations

Net Sales

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	(in thousands, except per order data)
Total net sales	$445,723	7.2%	$415,777	4.1%	$399,430
Total customer orders shipped	5,959	10.0%	5,416	5.8%	5,119
Average net sales per order	$75	-2.6%	$77	-1.6%	$78

Net sales include gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, and other allowances. Net sales also include consignment service fees earned from our arrangement with GNC, under which we do not take title to the inventory and cannot establish pricing. Consignment service fees are recorded on a net basis and constitute approximately 1% of total net sales in each period presented. Net sales in 2005 included fulfillment fees and product revenue from our wholesale OTC fulfillment agreement with Amazon.com, which we terminated in November 2005. Also included in net sales in 2005, recorded on a gross basis, are sales of customized nutritional supplements sold through CNS, which, effective December 31, 2005, are now primarily recorded on a net basis under our fulfillment agreement with Weil. Orders are billed to the customer’s credit card or, in the case of prescriptions covered by insurance, the co-payment is billed to the customer’s credit card and the remainder of the prescription price is billed to insurance. Sales of pharmaceutical products covered by insurance are recorded as the sum of the amounts received from the customer and the third party. Sales made to Amazon.com under our terminated wholesale OTC fulfillment agreement were billed directly to Amazon.com and recorded at the gross amount received from Amazon.com.

Total net sales increased in 2007 compared to the prior year, primarily as a result of a 10% increase in order volume, to 6.0 million orders from 5.4 million in 2006, and were partially offset with a 3% decrease in the average net revenue per order, to $75. The order growth was primarily driven by growth in our OTC segment, and to a lesser extent, in our local-pick up segment. Our average net revenue per order decreased in our mail-order pharmacy segment, partially offset by an increase in our average net revenue per order in our OTC segment and vision segment in 2007. Total net sales increased in 2006 compared to the prior year, primarily as a result of a 6% increase in order volume, to 5.4 million orders from 5.1 million in 2005, and were partially offset with a 2% decrease in the average net revenue per order, to $77. The order growth was primarily driven by growth in our OTC segment, and to a lesser extent, in our local-pick up segment. Our average net revenue per order decreased in our OTC segment and local-pick up segments in 2006, offset by growth in our average net revenue per order in our mail-order pharmacy and vision segments. Revenues from repeat customers remained flat at 82% of total net sales in 2007 and 2006, and increased from 79% in 2005.

OTC Net Sales

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	(in thousands, except per order data)
OTC net sales	$234,282	18.3%	$197,964	9.6%	$180,566
Segmented net sales information:
% of total net sales from OTC	52.6%		47.6%		45.2%
Average net sales per order	$57	1.9%	$56	-1.5%	$57

Net sales in our OTC segment increased in 2007 compared to the prior year, as a result of an increase in order volume and average net sales per order. The number of orders in our OTC segment grew year-over-year by 16% to 4.1 million in 2007, compared to 3.5 million in 2006. Our core OTC net sales, which exclude CNS net sales of $1.9 million in 2007, increased by 19% to $232.4 million in 2007 compared to $195.6 million in 2006. The number of orders in our core OTC segment grew by 17% to 4.0 million in 2007 compared to just under 3.5 million in 2006. Average net sales per order for our OTC segment increased to $57 in 2007 compared to $56 in 2006 and average net sales per order for our core OTC segment increased to $58 in 2007 compared to $57 in 2006. The increase in OTC order volumes in 2007 compared to 2006 was driven by increased orders from both new and repeat customers as a result of our increasing active customer base and our continued efforts to improve customer retention and conversion resulting from our ongoing website enhancements and expanding our product offerings through our arrangements with drop-ship vendors. The slight year-over-year increase in average net sales per order for 2007 is primarily the result of increased sales of higher priced prestige beauty products, and to a lesser extent, a decrease in discounts and promotional offers.

Net sales in our OTC segment increased in 2006 compared to the prior year as a result of an increase in order volume. The number of orders in our OTC segment grew year-over-year by 12% to 3.5 million in 2006, compared to 3.2 million in 2005. Our core OTC net sales, which excludes CNS net sales of $2.4 million in 2006 and $8.0 million in 2005, and wholesale OTC net sales and fulfillment fees of $6.3 million in 2005, increased by 18% to $195.6 million in 2006 compared to $166.2 million in 2005. The number of orders in our core OTC segment grew by 21% to just under 3.5 million in 2006 compared to 2.8 million in 2005. Average net sales per order for our OTC segment decreased to $56 in 2006 compared to $57 in 2005 and average net sales per order for our core OTC segment decreased to $57 in 2006 compared to $58 in 2005, as a result of our profitability initiatives related to shipping and our efforts to maintain competitive pricing, which reduced our average number of units per order.

Vision Net Sales

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	(in thousands, except per order data)
Vision net sales	$54,906	10.3%	$49,780	5.6%	$47,126
Segmented net sales information:
% of total net sales from vision	12.3%		12.0%		11.8%
Average net sales per order	$99	9.8%	$90	9.9%	$82

Net sales in our vision segment increased in 2007 and 2006 compared to the prior year, as a result of an increase in average net sales per order driven primarily by selling a greater proportion of higher-priced, newer-technology contact lenses, and to a lesser extent, an increase in the average number of items per order, price increases for certain products (none of which were individually material), and increased per order shipping revenue. These increases were partially offset by increased discount and promotional offers. The number of orders in this segment remained relatively flat at 553,000 in 2007 compared to 551,000 in 2006. The number of orders in this segment decreased to 551,000 in 2006 compared to 572,000 in 2005, as a result of decreased new customer orders.

Mail-Order Pharmacy Net Sales

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	(in thousands, except per order data)
Mail-order pharmacy net sales	$50,143	-25.6%	$67,379	-10.9%	$75,612
Segmented net sales information:
% of total net sales from mail-order pharmacy	11.2%		16.2%		18.9%
Average net sales per order	$159	-3.0%	$164	12.0%	$147

Net sales in our mail-order pharmacy segment decreased in 2007 compared to the prior year, as a result of decreases in order volume and average net sales per order. Included in net sales of our mail-order pharmacy segment in 2007 were wholesale orders to two parties totaling $2.4 million, which increased our average net sales per order by $8 in 2007, and included in net sales in 2006 were wholesale orders to one party totaling $3.5 million, which increased our average net sales per order by $9 in 2006. The number of orders in this segment decreased 23% to 315,000 in 2007 compared to 411,000 in 2006. The 2007 decrease reflects a 46% decrease in orders from PBMs, due to our decision to exit unprofitable partnerships, and a 19% decrease in orders from both new and repeat customers. Excluding the wholesale orders, average net sales per order decreased by $4 in this segment in 2007 compared to the prior year, as a result of a decrease in orders from PBMs which have higher net revenues per order but lower per order net margins.

Net sales in our mail-order pharmacy segment decreased in 2006 compared to the prior year, as a result of decreases in order volume, partially offset by increases in average net sales per order. Included in net sales of our mail-order pharmacy segment in 2006 were wholesale orders to one party totaling $3.5 million, which increased our average net sales per order by $9 in 2006. In addition to the wholesale orders, average net sales per order increased $8 in this segment in 2006 compared to the prior year, as a result of selling a larger proportion of higher-priced brand-name and specialty drugs, increases in prescription prices of approximately 5% resulting primarily from brand-name product inflation, and pricing adjustments to certain products resulting from our review of the pricing and profitability of our pharmaceutical products. The number of orders in this segment decreased 20% to 411,000 in 2006 compared to 515,000 in 2005. These decreases reflected a 23% decrease in orders from PBM partnerships, primarily due to our decision to exit unprofitable PBM partnerships, and a 19% decrease in orders from customers, both new and repeat, primarily due to our decision not to participate in the low-margin Medicare Part D prescription drug benefit program offered by the U.S. government.

Local Pick-up Pharmacy Net Sales

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	(in thousands, except per order data)
Local pick-up pharmacy net sales	$106,392	5.7%	$100,654	4.7%	$96,126
Segmented net sales information:
% of total net sales from local pick-up pharmacy	23.9%		24.2%		24.1%
Average net sales per order	$106	—	$106	-2.8%	$109

Net sales in our local pick-up pharmacy segment increased in 2007 compared to the prior year, as a result of an increase in order volume. The number of orders in this segment increased to 1.0 million in 2007 compared to 948,000 in 2006, as a result of increased repeat customer orders. Average net sales per order in our local-pick up pharmacy segment remained flat at $106 in 2007 and 2006.

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

Customer Data

Approximately 1.4 million new customer orders were shipped during 2007, increasing our total customer base to nearly 10.0 million customers since inception. Orders from repeat customers as a percentage of total orders remained consistent year-over-year at 75% for 2007 and 2006, and increased over 2005 from 72%. The increases in orders from repeat customers as a percentage of total orders in 2007 and 2006 compared to 2005, resulted primarily from improved customer retention and increased order frequency. In addition, to a lesser extent, this increase reflects the inclusion of 352,000 wholesale OTC orders in total orders for 2005, compared to no such orders in 2006 or 2007. OTC wholesale orders and Weil-related orders (after December 31, 2005) are included in the number of total orders but are considered neither repeat nor new orders for calculating repeat orders as a percentage of total orders.

Cost of Sales and Gross Margin

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	($ in thousands)
Cost of sales	$341,919	4.9%	$326,036	2.7%	$317,366
Gross profit dollars	$103,804	15.7%	$89,741	9.4%	$82,064
Gross margin percentage	23.3%		21.6%		20.5%

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

Total cost of sales increased in absolute dollars in 2007 and 2006 compared to the prior year, as a result of growth in order volume and net sales. Gross margin percentage increased in 2007 compared to the prior year, as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment, and improved gross margin percentages in all of our business segments in 2007. Gross margin percentage increased in 2006 compared to the prior year, as a result of lower net shipping loss, a larger proportion of net sales in our OTC segment, and improved margins resulting from our operational initiatives, including the review of pricing and profitability of our OTC products.

Shipping

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	($ in thousands)
Shipping activity:
Shipping revenue	$15,403	13.1%	$13,618	22.4%	$11,129
Shipping costs	($24,802)	13.2%	($21,905)	2.2%	($21,432)

Net shipping loss	($9,399)	13.4%	($8,287)	-19.6%	($10,303)

Percentage of net sales:
Shipping revenue	3.5%		3.3%		2.8%
Shipping costs	-5.6%		-5.3%		-5.4%
Net shipping loss	-2.1%		-2.0%		-2.6%

Our net shipping loss increased in absolute dollars and as a percentage of net sales in 2007 compared to the prior year, as a result of a higher mix of OTC orders, which have a higher net shipping loss than orders in our other business segments. In late 2007, we renegotiated lower contractual rates from our largest shipping carrier, which we anticipate will have a favorable impact on our net shipping loss in 2008. Our net shipping loss decreased in absolute dollars and as a percentage of net sales in 2006 compared to the prior year, as a result of our profitability initiatives in 2006, which eliminated free 3-day shipping on orders of $99 or more, added shipping surcharges for shipments to Alaska, Hawaii, U.S. Territories, and APO/FPO military addresses, added a weight-based shipping surcharge for orders over 20 pounds, and secured a lower contractual rate from one of our shipping carriers. We include in net sales our revenues from shipping charges to customers and we include in cost of sales outbound shipping costs. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	($ in thousands)
OTC cost of sales	$164,469	17.8%	$139,674	7.2%	$130,346
Segmented cost of sales information:
OTC gross profit dollars	$69,813		$58,290		$50,220
OTC gross margin percentage	29.8%		29.4%		27.8%

Cost of sales in our OTC segment increased in absolute dollars in 2007 and 2006 compared to the prior year, as a result of growth in order volume and net sales. Gross margin percentage increased in 2007 compared to the prior year, primarily as a result of a shift in product mix to higher margin prestige beauty products, increased vendor promotion and advertising dollars, and a decrease in discounts and promotional offers. Gross margin percentage increased in 2006 compared to the prior year, primarily as a result of improved margins resulting from our OTC profitability initiatives, and lower per-order net shipping costs resulting from revisions to our shipping policies.

Vision Cost of Sales and Gross Margin

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	($ in thousands)
Cost of sales	$41,904	8.3%	$38,682	4.5%	$37,008
Segmented cost of sales information:
Vision gross profit dollars	$13,002		$11,098		$10,118
Vision gross margin percentage	23.7%		22.3%		21.5%

Cost of sales in our vision segment increased in absolute dollars in 2007 compared to the prior year, primarily as a result of a shift in product mix to sales of higher cost, newer-technology contact lenses, while order volume remained relatively flat. Gross margin percentage in this segment increased in 2007 compared to the prior year, as a result of a shift in product mix to higher margin contact lenses, and to a lesser extent, increased prices on certain products, offset by increased discount and promotional offers.

Cost of sales in our vision segment increased in absolute dollars in 2006 compared to the prior year, primarily as a result of a shift in product mix to sales of higher cost, newer-technology contact lenses, partially offset by a decline in order volume. Gross margin percentage in this segment increased in 2006 compared to the prior year, as a result of a shift in product mix to higher margin contact lenses, lower per-order shipping costs, and to a lesser extent, increased prices on certain products, offset by increased discount and promotional offers.

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	($ in thousands)
Cost of sales	$41,935	-27.7%	$58,026	-11.2%	$65,352
Segmented cost of sales information:
Mail-order pharmacy gross profit dollars	$8,208		$9,353		$10,260
Mail-order pharmacy gross margin percentage	16.4%		13.9%		13.6%

Cost of sales in our mail-order pharmacy segment decreased in absolute dollars in 2007 and 2006 compared to the prior years, as a result of a decrease in order volume and net sales. Gross margin percentage increased in this segment in 2007 and 2006 compared to the prior years, as a result of improved margins from exiting unprofitable partnerships with certain PBMs in 2006 and our ongoing review of pricing and profitability of pharmaceutical products.

Local Pick-up Pharmacy Cost of Sales and Gross Margin

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	($ in thousands)
Cost of sales	$93,611	4.4%	$89,654	5.9%	$84,660
Segmented cost of sales information:
Local pick-up gross profit dollars	$12,781		$11,000		$11,466
Local pick-up gross margin percentages	12.0%		10.9%		11.9%

Cost of sales in our local pick-up pharmacy segment increased in absolute dollars in 2007 and 2006 compared to the prior year, as a result of an increase in order volume and net sales. Gross margin percentage increased in this segment in 2007 compared to the prior year, as a result of selling a higher proportion of higher margin generic drugs compared to lower margin brand name drugs. Gross margin decreased in this segment in 2006 compared to the prior year, as a result of lower contractual reimbursement rates from insurance plans and declining margins on generic drugs.

Fulfillment and Order Processing Expense

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	($ in thousands)
Fulfillment and order processing expense	$44,200	7.5%	$41,099	3.1%	$39,855
Percentage of net sales	9.9%		9.9%		10.0%
Fixed and variable cost information:
Variable costs	$33,212	8.2%	$30,695	0.8%	$30,464
Fixed costs	$10,988	5.6%	$10,404	10.8%	$9,391

Fulfillment and order processing expenses include payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid for prescriptions ordered through the drugstore.com website and picked up at a Rite Aid store, drop-ship processing fees, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center and call center facilities. Variable fulfillment costs represent the incremental (variable) costs of fulfilling, processing, and delivering the order that are variable based on sales volume.

Variable fulfillment and order processing expenses increased by $2.5 million in 2007 compared to the prior year, primarily as a result of a 16% increase in order volume in our OTC segment, partially offset by a 23% decrease in order volume in our mail-order pharmacy segment. Fixed fulfillment and order processing expenses increased in 2007 compared to the prior year, primarily as a result of increased depreciation expense of $350,000 related to improvements made to our primary distribution center, and increased personnel costs of $204,000 resulting primarily from an increase in headcount. Fulfillment and order processing expenses as a percentage of net sales remained flat in 2007 compared to 2006.

Variable fulfillment and order processing expenses remained flat in 2006 compared to 2005 primarily as a result of a 12% increase in order volume in our OTC segment, offset by a 20% decrease in order volume in our mail-order pharmacy segment. Fixed fulfillment and order processing expenses increased in 2006 compared to 2005 primarily as a result of increased personnel costs of $1.0 million and increased stock-based compensation expense of $833,000 resulting from the adoption of FAS 123(R), partially offset by a decrease of $812,000 in depreciation expense. Fulfillment and order processing expenses as a percentage of net sales decreased slightly in 2006 compared to 2005, as greater order volumes resulted in improved utilization of our primary distribution center.

Marketing and Sales Expense

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	($ in thousands)
Marketing and sales expense	$32,370	8.9%	$29,735	-9.4%	$32,810
Percentage of net sales	7.3%		7.2%		8.2%

Marketing and sales expenses include advertising expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. In addition, marketing and sales expense include CNS-related royalties of $105,000 in 2007, $62,000 in 2006, and $2.5 million in 2005, which decreased in 2006 as a result of our fulfillment agreement that we entered into on December 31, 2005 with Weil. Advertising and promotional costs were $23.0 million in 2007, $21.0 million in 2006, and $25.6 million in 2005.

Marketing and sales expenses increased in absolute dollars but remained consistent as a percentage of net sales in 2007 compared to the prior year. The increase in absolute dollars was primarily due to an increase of $4.0 million in search and portal costs, an increase in personnel expenses of $466,000, primarily due to increased stock-based compensation, an increase in professional fees of $160,000, partially offset by a reduction of costs of $2.0 million related to our brand awareness campaign, which we concluded in the first quarter of 2006.

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

Marketing and sales expense per new customer decreased in 2007 to $23 compared to $24 in 2006 and decreased from $27 in 2005, primarily as a result of the conclusion of our brand awareness campaign in the first quarter of 2006.

Technology and Content Expense

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	($ in thousands)
Technology and content expense	$18,258	12.8%	$16,190	26.8%	$12,773
Percentage of net sales	4.1%		3.9%		3.2%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and enhancements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

Technology and content expenses increased both in absolute dollars and as a percentage of net sales in 2007 compared to the prior year. The increase was primarily due to increases in depreciation costs of $1.1 million and increases in software license and maintenance costs of $675,000, resulting from the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure, and to a lesser extent, an increase of $152,000 of stock-based compensation expense.

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

General and Administrative Expense

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005

	($ in thousands)
General and administrative expense	$20,928	35.8%	$15,413	-2.4%	$15,791
Percentage of net sales	4.7%		3.7%		4.0%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses increased in both absolute dollars and as a percentage of net sales in 2007 compared to the prior year. The increases in 2007 were primarily due to a $2.5 million expense related to an estimate recorded for taxes and interest on an unfavorable ruling on our NJ sales tax case, an increase in professional fees of $1.2 million, related to a consulting project focused on our profitability initiatives, and an increase in stock-based compensation of $1.7 million, resulting from the issuance of warrants for services totaling $529,000 and the amortization of stock-based compensation under FAS 123(R).

General and administrative expenses decreased in both absolute dollars and as a percentage of net sales in 2006 compared to the prior year. The decrease was primarily due to a reduction in professional fees in 2006 as a result of reduced external legal fees, reduced corporate insurance, and the absence of expenses incurred in 2005 related to legal settlements and moving expenses related to the relocation of our corporate headquarters, as well as the fact that our fixed corporate administrative costs were spread over more net sales. These decreases were offset by an increase in stock-based compensation expense of $2.0 million resulting from the adoption of FAS 123(R) and increased personnel expenses.

Amortization of Intangible Assets

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	($ in thousands)
Amortization of intangible assets	$1,234	-40.1%	$2,060	-31.4%	$3,004
Percentage of net sales	0.3%		0.5%		0.8%

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

Amortization expense decreased in 2007 and 2006 compared to the prior year, as a result of certain intangible assets being fully amortized in 2007, 2006, and 2005.

Interest Income and Expense

	Fiscal Year 2007	% Change	Fiscal Year 2006	% Change	Fiscal Year 2005
	($ in thousands)
Interest income, net	$1,675	-3.2%	$1,730	36.2%	$1,270

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Net interest income has remained consistent in 2007 compared to 2006, and net interest income increased in 2006 compared to 2005, as a result of receiving higher returns on cash, cash equivalents, and marketable securities balances in 2006 compared to the same period in 2005, despite a decrease in our cash, cash equivalents, and marketable securities balance.

Significant Accounting Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC defines a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the significant accounting policies and judgments addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions that are significant to understanding our results. We have included additional information about our significant accounting policies in Note 1 of our consolidated financial statements included in Part IV, Item 15 of this annual report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations.

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

OTC¸ Vision, and Mail-Order. We record revenues from sales of OTC, vision, and mail-order pharmacy when the products are shipped and title passes to customers, net of promotional discounts, cancellations, rebates, and returns allowances. We generally require payment by credit card at the point of sale. We estimate return allowances, which reduce product sales by our estimate of expected product returns, based on our historical experience. Historically, product returns have not been significant and have not differed significantly from our estimates.

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

We also evaluate the criteria of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19. Generally, when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, we record revenue on a gross basis. If we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record revenue on a net basis. We record revenues generated by the GNC agreement in our OTC segment on a net basis because we do not take title to the inventory and do not establish pricing. We record revenues generated by the Weil agreement in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer, and we do not bear general inventory risk associated with these sales We record revenues generated from the Amazon.com agreement in our OTC segment on a gross basis, because we act as a principal, based on the fact that we are subject to inventory risk, have latitude in establishing prices and selecting suppliers. Prior to this agreement, effective November 9, 2005, we terminated a separate fulfillment agreement with Amazon.com. Under the terminated agreement, we recorded fulfillment fees and revenues on a gross basis, because we acted as a principal and bore general inventory risk. We record revenues generated from our drop-ship arrangements with vendors agreement in our OTC segment on a gross basis when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators.

We also evaluate the criteria of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, when we enter into arrangements with multiple deliverables. EITF 00-21 establishes three criteria that must be met in order for the deliverables in the arrangement to be treated as separate units of accounting; (1) the delivered item has value on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. When the separation criteria are not met, the delivered item is accounted for as a combined unit of accounting with the undelivered item. Therefore, revenue for the delivered and undelivered items is recognized over the service period of the last delivered item or if it is not a service, when the last item is delivered.

Prescription Sales. For insured prescriptions in both our local pick-up and mail-order segments, the co-payment and the insurance reimbursement (which together make up the amount due to drugstore.com) constitute the full value of the prescription drug sale, and we receive this entire amount as cash. We therefore recognize the entire amount as revenue when we ship the order to the customer (for mail order prescriptions) or when the customer picks up the order (for local pick-up prescriptions).

Local Pick-up. We recognize revenues from sales of prescription products ordered online or by telephone through the drugstore.com web store or the RiteAid.com web store (which is powered by the drugstore.com web store) for pick-up at a Rite Aid store, including co-payments that Rite Aid receives and collects on our behalf when the customer picks up the product. In these circumstances, we use Rite Aid as our fulfillment partner. We record revenues in our local pick-up pharmacy segment on a gross basis, because we act as a principal, based on the fact that, among other things, we bear both inventory risk and credit and collection risk associated with these sales.

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

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangibles, or SFAS 142, we test for impairment of goodwill at the beginning of the fourth quarter and whenever indicators of impairment occur. The first phase of the test screens for impairment. If we determine impairment, the second phase measures the amount of impairment by comparing the fair value of the applicable reporting unit to its carrying value. We determine fair value using either a discounted cash flow methodology or methodology based on comparable market prices. This analysis uses a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on our budget and long-range strategic plan. The discount rate used at the testing date is our weighted-average cost of capital. The assumptions included in the discounted cash flow analysis require judgment, and changes to these inputs could materially impact the results of the calculation.

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

Stock-Based Compensation

We measure compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single-option approach.

This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We base our computation of expected volatility on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Through the third quarter of 2007, we computed expected life of stock-based awards using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107. Under this method, our expected term was equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which resulted in a six-year expected term. In the fourth quarter of 2007, we developed reasonable and supportable expected term estimates utilizing a comprehensive weighted average life (WAL) analysis. The WAL analysis provides a historical based platform for use in developing expected term estimates for the future based on the historically observed time periods from grant date through post-vesting activities, such as exercise and cancellation. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards does not correspond with the terms for which interest rates are quoted, we average the rates quoted for the closest available term maturities. A dividend yield of 0% is considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we consider historical voluntary termination behavior in addition to actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. We apply an estimated forfeiture rate of approximately 35% to non-management and management employee subgroups, based on the weighted average termination behavior of those subgroups. We apply a forfeiture rate of 0% to our chief executive officer, board members, and non-employees. If our estimated forfeiture rate changes, we retrospectively increase or decrease stock-based compensation in the period of change. Any such revisions to the estimates we use to calculate the fair value of our stock-based awards could have a material impact on our results of operations and financial position. See Note 11 of our consolidated financial statements, Employee Benefit Plans, included in Part IV, Item 15 of this annual report.

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

Liquidity and Capital Resources

We have incurred net losses of $761.9 million since inception. To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses in the first quarter of 2008, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock. From our inception through December 30, 2007, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $420.7 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the last three fiscal years:

	Fiscal Year
	2007	$ Change	2006	$ Change	2005
	($ in thousands)
Net cash provided by (used in) operating activities	$7,778	$8,861	$(1,083)	$8,720	$(9,803)
Net cash used in investing activities	$(5,108)	$3,534	$(8,642)	$4,839	$(13,481)
Net cash provided by financing activities	$2,509	$(318)	$2,827	$(25,257)	$28,084
Net increase (decrease) in cash and cash equivalents	$5,179	$12,077	$(6,898)	$(11,698)	$4,800

Net cash provided by operating activities in 2007 reflects non-cash expenses of $19.8 million, offset by net losses of $11.5 million and uses of other working capital of $0.5 million. In 2006 and 2005 net cash used in operating activities primarily reflects net losses and changes in operating assets and liabilities, partially offset by non-cash expenses. Net cash provided by operating activities increased in 2007 compared to the prior year, primarily as a result of a decrease in net loss of $1.5 million, an increase in non-cash expenses of $2.7 million, and a decrease of $4.7 million in uses of other working capital, primarily due to increases in inventory to support our growing sales. Net cash used in operating activities decreased in 2006 compared to the prior year, primarily as a result of a decrease in our net loss of $7.9 million and increases in non-cash expenses of $3.8 million, offset by an increase of $3.0 million in uses of other working capital.

Net cash used in investing activities in 2007, 2006, and 2005 was primarily attributable to the purchase of marketable securities and the acquisition of fixed assets and intangible assets partially offset by the net proceeds received from the sales and maturities of marketable securities. Net cash used in investing activities decreased in 2007 compared to 2006, primarily due to an increase in sales and maturities of marketable securities of $15.4 million, partially offset by an increase in the acquisition of fixed assets and intangible assets of $7.2 million and an increase in purchases of marketable securities of $4.7 million. Net cash used in investing activities decreased in 2006 compared to 2005, primarily due to a decrease in purchases of marketable securities of $15.0 million, partially offset by a decrease in sales and maturities of marketable securities of $8.7 million and an increase in the acquisition of fixed assets of $1.5 million.

Net cash provided by financing activities in 2007 and 2006 was attributable to cash provided from exercises of employee stock options, borrowings under our revolving line of credit with a bank and asset financings, partially offset by payments on our debt obligations. Net cash provided by financing activities in 2005 was primarily attributable to $26.0 million of net proceeds received from the sale of 10.0 million shares of our common stock, in addition to cash provided from exercises of employee stock options, borrowings under our revolving line of credit agreement with a bank, and proceeds from term loans and asset financings, partially offset by payments on our debt obligations.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, corporate notes, and government and private placement bonds, are considered short-term as they are available to fund current operations.

The following table provides information regarding our balances of cash and cash equivalents and marketable securities for the last three fiscal years:

	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Cash and cash equivalents	$18,572	$13,393	$20,291
Marketable securities	17,677	27,246	26,172

Total	$36,249	$40,639	$46,463

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

In December 2004, we entered into an amended and restated loan and security agreement with a bank. In January 2005, we borrowed $1.0 million on the line of credit and in December 2005, we converted the $1.0 million line of credit into a term loan. The term loan totaled $361,000 and $694,000 as of December 30, 2007 and December 31, 2006, respectively, and is payable in 36 monthly installments of principal and interest at a rate of prime rate plus 0.50% (7.75% at December 30, 2007 and 8.75% at December 31, 2006). In addition, the agreement includes a $2.0 million term loan for capital equipment expenditures that accrues interest on the outstanding principal balance at a rate of prime rate plus 0.50%. This term loan is payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. The balance outstanding under this term loan was $55,000 and $722,000 as December 30, 2007 and December 31, 2006, respectively. Our equipment, inventory, accounts receivable, cash, and intangible assets collateralize the borrowings under the agreement. The agreement contains certain financial and non-financial covenants with which we were in compliance at December 30, 2007.

In April 2007, we amended our amended and restated loan and security agreement with our existing bank. The current agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate (7.25% at December 31, 2007). The revolving line of credit matures in March 2008. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. For the year ended December 30, 2007, borrowings under the existing line of credit totaled $4.0 million, of which $1.0 million was converted into a term loan in April 2007, $2.5 million was repaid and $1.5 million remains outstanding as of December 30, 2007. The term loan totaled $778,000 as of December 30, 2007 and is payable in 36 monthly installments of principal and interest at a rate of prime rate plus 0.50% (7.75% at December 30, 2007)

In October 2005, we entered into an agreement to lease computer equipment under a non-cancelable capital lease. With respect to each draw under this lease, 63.5% of the sum of the draw amount plus interest determined at the time of the draw was payable in monthly installments over the 24 months following the draw. At the end of the 24-month period, we had the option to either pay the remaining 36.5% in a single balloon payment or extend financing for an additional 12 months. All draws under this lease, which were limited to $1.2 million, were completed by June 2006. We had drawn the entire $1.2 million under this lease, payable in 24 monthly installments of $37,600 at an interest rate of 9.4%. As of December 30, 2007, we had paid off the lease, including the balloon payment of $432,000. As of December 31, 2006, the amount due under the agreement was $789,000.

In July 2006, we entered into an agreement to finance equipment in our distribution center totaling $1.9 million under a non-cancelable capital lease. The lease is payable in 36 monthly installments of approximately $60,000 beginning January 2007 and ending December 2009, and accrues interest at a rate of 8%. As of December 30, 2007 and December 31, 2006, the amount due under the agreement was $1.3 million and $1.9 million, respectively.

We also lease computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at rates ranging from 7% to 8% and mature 21 to 60 months from the date of funding. We secured additional funds of $469,000 during 2007 and $373,000 during 2006, through capital lease financing agreements, through which we financed certain computer equipment, software, fixtures, and equipment for periods of two and three years. As of December 30, 2007, we are in compliance with all covenants required by these agreements. These amounts are included in the table below within the category of capital leases.

As of December 30, 2007, our principal commitments consisted of obligations outstanding under capital and operating leases, our line of credit, and our term loans, as follows (in thousands):

	Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	($ in thousands)
Capital leases (1)	$1,834	$1,058	$776	$—	$—
Term loans and Line of Credit (2)	2,795	2,295	500	—	—
Operating leases (3)	12,911	2,992	7,556	2,363	—

	$17,540	$6,345	$8,832	$2,363	$—

(1)	Capital lease obligations consist primarily of technology and operations assets.
(2)	Term loans and line of credit include debt obligations with a bank.
(3)	Operating lease obligations consist of office building, distribution center, and call center leases.

We do not have any future material noncancelable commitments to purchase goods or services.

We believe that our cash and marketable securities on hand plus our sources of cash will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months. However, any projections about our future cash needs and cash flows are subject to substantial uncertainty. As a result, we may need to raise additional monies to fund our operating activities or for strategic flexibility (if, for example, we decide to pursue business or technology acquisitions) or if our expectations regarding our operations and anticipated capital expenditures change. We have assessed in the past, and will continue to assess, opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities, or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences, or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Management Outlook

For the first quarter of fiscal year 2008, we are targeting net sales in the range of $118.0 million to $122.0 million. We anticipate a net loss for the first quarter in the range of $2.4 million to $2.9 million. For fiscal year 2008, we are targeting net sales in the range of $498.0 million to $512.0 million. We anticipate net income (loss) in the range of $(1.0) million to $3.0 million for the year.

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

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows will not be material. Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $2.7 million at December 30, 2007, and the highest interest rate attributable to this outstanding balance was 7.75% at December 30, 2007. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. As of December 30, 2007, we had $17.7 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of December 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, in this Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its evaluation, management concluded that, as of December 30, 2007, our system of internal control over financial reporting was effective. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 30, 2007, a copy of which is included in this annual report.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

drugstore.com, inc.

We have audited drugstore.com, inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). drugstore.com, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, drugstore.com, inc. maintained, in all material respects, effective internal control over financial reporting as of December, 30 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of drugstore.com, inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007 of drugstore.com, inc., and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 13, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our executive officers required by Part III, Item 10 is set forth in the section entitled “Business—Directors and Officers” in Part I, Item 1 of this annual report. Information regarding our directors required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Proposal No. 1—Election of Directors” in our proxy statement for our annual meeting of stockholders to be held on June 12, 2008, or the 2008 Proxy Statement.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Section 16 Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement.

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

Information regarding executive compensation required by Part III, Item 11 is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding our equity compensation plans required by Part III, Item 12 is set forth in the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in the 2008 Proxy Statement.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by Part III, Item 12 is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by Part III, Item 13 is incorporated into this annual report by reference to the section entitled “Transactions with Related Persons” in the 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services required by Part III, Item 14 is incorporated into this annual report by reference to the section entitled “Proposal No. 3—Ratification of Appointment of Independent Public Accounting Firm” in the 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this annual report on Form 10-K:

1.	Index to Consolidated Financial Statements:

2.	Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	88

All other schedules have been omitted because the required information is shown in the consolidated financial statements or the accompanying notes, or is not applicable or required.

3.	Index of Exhibits:

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 7, 2005 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2006 (SEC File No. 000-26137)).

4.1	Warrant issued to Highbridge International LLC on December 8, 2003, on the cancellation of the warrant issued to Tel-Drug, Inc. on June 26, 2000 (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2005 (SEC File No. 000-26137)).

4.2	Warrant issued to Lehman Brothers, Inc. on November 16, 2006, on the cancellation of the warrant issued to Heidrick & Struggles, Inc. on February 14, 2005 (incorporated by reference to Exhibit 4.2 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006 (SEC File No. 000-26137)).

4.3	Form of Warrant issued on (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 1, 2007 (SEC File No. 000-26137)).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007 (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description

10.1	Form of Indemnification Agreement between drugstore.com, inc. and each of its officers and directors (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Registration Statement on Form S-1 filed May 19, 1999 (Registration No. 333-78813)).

10.2	Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.12 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 8, 1999 (Registration No. 333-78813)).

10.3	Addendum dated June 17, 1999, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.25 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.4	Form of Second Addendum to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.32 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 20, 1999 (Registration No. 333-78813)).

10.5	Third Addendum dated January 24, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.38 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.6	Fourth Addendum dated September 29, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.7 to drugstore.com, inc.’s Registration Statement on Form S-3/A filed October 2, 2000 (Registration No. 333-45266)).

10.7	Fifth Amended and Restated Voting Agreement dated December 23, 1999, among drugstore.com, inc. and certain founders and investors (incorporated by reference to Exhibit 10.20 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.8	1998 Stock Plan, as amended June 21, 2000 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000) (SEC File No. 000-26137)).

10.9	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.10	Main Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid (incorporated by reference to Exhibit 10.27 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.11	Main Agreement dated June 17, 1999, between drugstore.com, inc. and General Nutrition Corporation (incorporated by reference to Exhibit 10.28 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.12	Governance Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid Corporation (incorporated by reference to Exhibit 10.29 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.13	Governance Agreement dated June 17, 1999, among drugstore.com, inc., General Nutrition Corporation and General Nutrition Investment Company (incorporated by reference to Exhibit 10.30 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

Exhibit No.	Exhibit Description

10.14	Pharmacy Supply and Services Agreement dated June 17, 1999, between drugstore.com, inc. and Rite Aid Corporation (incorporated by reference to Exhibit 10.31 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.15	Amended and Restated Technology License and Advertising Agreement dated August 10, 1998, among drugstore.com, inc., Amazon.com and Amazon.com D, Inc. (incorporated by reference to Exhibit 10.14 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 26, 1999 (Registration No. 333-78813)).

10.16	Registration Rights Agreement dated as of December 8, 2003 by and among drugstore.com, inc. and the other signatories thereto (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 23, 2003 (SEC File No. 000-26137)).

10.17	Lease Agreement dated August 30, 1999, between DS Distribution, Inc. and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999 (SEC File No. 000-26137)).

10.18	Amendment No. 1 to Lease Agreement dated December 10, 2003, between DS Distribution, Inc. and Liberty Vendor I, L.P (as successor in interest to the Northwestern Mutual Life Insurance Company) (incorporated by reference to Exhibit 10.23 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.19	Standard Industrial Lease—Multi-Tenant dated May 2, 2003 between Sam-Cher Holdings, Inc. and International Vision Direct, Inc. (incorporated by reference to Exhibit 10.24 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.20	Sublease effective as of June 1, 2003 between Nova Scotia Power Incorporated and International Vision Direct Ltd. (incorporated by reference to Exhibit 10.25 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.21	Office Lease dated May 1, 2003 between BTC Properties II Ltd. and International Vision Direct Ltd. (incorporated by reference to Exhibit 10.23 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.22	Office Lease Agreement dated August 16, 2004, between EOP-Northwest Properties, L.L.C. and drugstore.com, inc. (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (SEC File No. 000-26137)).

10.23	Sub-Sublease Agreement dated August 16, 2004 and effective as of May 1, 2004, between EOP-Northwest Properties, L.L.C. and drugstore.com, inc. (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (SEC File No. 000-26137)).

10.24	Amended and Restated Loan and Security Agreement dated December 29, 2004 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006 (SEC File No. 000-26137)).

10.25	Third Amendment to Loan and Security Agreement dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006 (SEC File No. 000-26137)).

10.26	Offer letter of Dawn Lepore dated September 21, 2004 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K/A filed November 3, 2004 (SEC File No. 000-26137)).

10.27	Letter agreement with Dawn Lepore dated December 28, 2006 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed December 29, 2006 (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description

10.28	Offer letter of Robert Hargadon dated October 30, 2006 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 4, 2006 (SEC File No. 000-26137)).

10.29	Offer letter of Yukio Morikubo dated November 10, 2006 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K filed December 4, 2006 (SEC File No. 000-26137)).

10.30	Transition and Separation Agreement of Robert A. Barton, dated January 30, 2007 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed January 31, 2007 (SEC File No. 000-26137)).

10.31	Offer letter of Thère du Pont dated May 15, 2007 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed May 21, 2007 (SEC File No. 000-26137)).

10.32	Change of Control Agreement of Thère du Pont dated May 15, 2007 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed May 21, 2007 (SEC File No. 000-26137)).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Thère du Pont, Chief Financial Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Thère du Pont, Chief Financial Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

drugstore.com, inc.

We have audited the accompanying consolidated balance sheets of drugstore.com, inc. as of December 30, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of drugstore.com, inc. at December 30, 2007 and December 31, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, drugstore.com, inc. changed its method of accounting for stock-based compensation as of January 2, 2006 and its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), drugstore.com, inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 13, 2008

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$18,572	$13,393
Marketable securities	17,677	27,246
Accounts receivable, net of allowances	38,063	36,688
Inventories	31,501	26,469
Prepaid marketing expenses	2,327	2,290
Other current assets	3,605	2,615

Total current assets	111,745	108,701
Fixed assets, net	25,501	18,293
Other intangible assets, net	4,598	5,376
Goodwill	32,202	32,202
Prepaid marketing expenses and other	1,362	3,750

Total assets	$175,408	$168,322

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,414	$57,507
Accrued compensation	4,657	4,841
Accrued marketing expenses	3,988	3,661
Other current liabilities	4,312	1,292
Current portion of long-term debt obligations	3,179	3,949

Total current liabilities	77,550	71,250
Long-term debt obligations, less current portion	1,221	1,839
Deferred income taxes	947	945
Other long-term liabilities	1,322	1,610
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 96,296,687 and 94,335,027 shares issued and outstanding	856,193	843,026
Accumulated other comprehensive income (loss)	27	(7)
Accumulated deficit	(761,852)	(750,341)

Total stockholders’ equity	94,368	92,678

Total liabilities and stockholders’ equity	$175,408	$168,322

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Net sales	$445,723	$415,777	$399,430
Costs and expenses:
Cost of sales	341,919	326,036	317,366
Fulfillment and order processing	44,200	41,099	39,855
Marketing and sales	32,370	29,735	32,810
Technology and content	18,258	16,190	12,773
General and administrative	20,928	15,413	15,791
Amortization of intangible assets	1,234	2,060	3,004

Total costs and expenses	458,909	430,533	421,599

Operating loss	(13,186)	(14,756)	(22,169)
Interest income, net	1,675	1,730	1,270

Net loss	$(11,511)	$(13,026)	$(20,899)

Basic and diluted net loss per share	$(0.12)	$(0.14)	$(0.23)

Weighted average shares outstanding used to compute basic and diluted net loss per share	95,350,046	93,405,405	90,808,817

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 2, 2005	81,440,927	$803,544	$—	$(716,416)	$87,128

Exercise of stock options	1,325,773	1,797	—	—	1,797
Employee stock purchase plan	127,952	294	—	—	294
Issuance of common stock in a private placement, net of issuance costs of $48	10,000,000	25,952	—	—	25,952
Issuance of stock options and warrants for services	—	328	—	—	328
Issuance of common stock for license agreement	10,000	34	—	—	34
Stock-based compensation	—	1,640	—	—	1,640
Net loss and comprehensive loss	—	—	(3)	(20,899)	(20,902)

Balance at January 1, 2006	92,904,652	833,589	(3)	(737,315)	96,271

Exercise of stock options	1,328,092	2,450	—	—	2,450
Employee stock purchase plan	102,283	266	—	—	266
Stock-based compensation	—	6,721	—	—	6,721
Net loss and comprehensive loss	—	—	(4)	(13,026)	(13,030)

Balance at December 31, 2006	94,335,027	843,026	(7)	(750,341)	92,678

Exercise of stock options	1,869,075	4,142	—	—	4,142
Employee stock purchase plan	92,585	224	—	—	224
Stock-based compensation	—	8,801	—	—	8,801
Net loss and comprehensive income (loss)	—	—	34	(11,511)	(11,477)

Balance at December 30, 2007	96,296,687	$856,193	$27	$(761,852)	$94,368

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Operating Activities:
Net loss	$(11,511)	$(13,026)	$(20,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,504	6,040	5,280
Amortization of marketing and sales agreements	2,290	2,290	2,290
Amortization of intangible assets	1,234	2,060	3,004
Stock-based compensation	8,801	6,721	1,968
Loss on disposal of assets and other	14	24	708
Changes in:
Accounts receivable	(1,375)	(2,474)	1,130
Inventories	(5,032)	(3,001)	(4,181)
Prepaid marketing expenses and other	(929)	5	162
Accounts payable, accrued expenses and other liabilities	6,782	278	735

Net cash provided by (used in) operating activities	7,778	(1,083)	(9,803)
Investing Activities:
Purchases of marketable securities	(27,544)	(22,853)	(37,872)
Sales and maturities of marketable securities	37,141	21,775	30,425
Purchases of fixed assets	(14,249)	(7,564)	(6,034)
Purchases of intangible assets	(456)	—	—

Net cash used in investing activities	(5,108)	(8,642)	(13,481)
Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	4,366	2,716	2,091
Proceeds from private placement, net	—	—	25,952
Proceeds from term loan, line of credit and asset financings	4,000	2,325	1,662
Principal payments on capital leases, line of credit and term loan obligations	(5,857)	(2,214)	(1,621)

Net cash provided by financing activities	2,509	2,827	28,084

Net increase (decrease) in cash and cash equivalents	5,179	(6,898)	4,800
Cash and cash equivalents at beginning of year	13,393	20,291	15,491

Cash and cash equivalents at end of year	$18,572	$13,393	$20,291

Supplemental Cash Flow Information:
Cash paid for interest	$402	$398	$278
Equipment acquired in capital lease agreements	469	963	1,708

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

We operate using a 52/53-week retail calendar year with each of the fiscal quarters in a 52-week year representing a 13-week period. Fiscal years 2007, 2006, and 2005 were 52-week years.

Estimates and Assumptions

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

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The evaluation includes our view that our investments in debt securities are available to support current operations and therefore classified as a current asset. At December 30, 2007 and December 31, 2006, marketable securities, which are considered available-for-sale, consisted primarily of commercial paper, corporate notes, and government bonds. At December 31, 2006, marketable securities also consisted of auction rate securities. Marketable securities are carried at fair value. Net unrealized holding gains were $34,000 at December 30, 2007 and $13,000 at December 31, 2006. Cost of securities sold is determined using the specific identification method.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the issuer, and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge against net earnings. No such charges have been recorded in fiscal years 2007, 2006, and 2005.

Financial Instruments

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, term loans, line of credit, and capital lease obligations. Due to their short-term nature, we believe the fair value of all financial instruments approximates the carrying amount based on the current rate offered for similar instruments.

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

Sales subject to reimbursements collected from insurance companies, pharmacy benefit managers (PBMs), and managed care organizations through our relationship with Rite Aid currently represent 99% of our local pick-up pharmacy sales and 26% of our mail-order pharmacy sales.

Accounts Receivable

Accounts receivable consists primarily of the net amounts to be collected from third parties, including amounts due from Rite Aid for co-payment and insurance reimbursement payments collected on our behalf, amounts collectible related to credit card purchases, vendor volume purchase and rebate allowances, amounts collectible from advertising agreements, OTC fulfillment fees related to our agreement with Weil, and product revenue generated through our merchant agreement with Amazon.com, Inc. (Amazon.com). As of December 30, 2007 and December 31, 2006, accounts receivable included $30.1 million and $29.6 million, respectively, of amounts being collected by Rite Aid on our behalf. Accounts receivable are recorded net of allowances for doubtful accounts, which were $41,000 as of December 30, 2007 and $38,000 as of December 31, 2006. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time receivables are past due, previous loss history, our ability to offset our obligations, and the customer’s ability to pay its obligation. We write off accounts receivable when they become uncollectible, and any payments subsequently received are applied to the allowance for doubtful accounts.

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

Included in fixed assets is the cost of internally developed software and website development, including software used to upgrade and enhance our websites. We expense all costs related to the internally developed software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, generally three years. Internal labor costs, including benefit costs, and third-party consulting costs totaling $10.8 million, $3.5 million, and $2.8 million were capitalized during the fiscal years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively.

Leases

We categorize leases at their inception as either operating or capital leases depending on certain defined criteria. We recognize operating lease costs on a straight-line basis without regard to deferred payment terms and lease incentives are treated as a reduction of our costs over the term of the agreement.

Other Intangible Assets

Other intangible assets consist of assets acquired in connection with agreements between drugstore.com and Rite Aid and General Nutrition Corporation (GNC). We also acquired certain other intangible assets in connection with the purchase of Beauty.com, Inc. (Beauty.com), CNS, and Vision Direct, including trade names, domain names, and customer lists. In 2007, we acquired for $456,000 certain trademarks and intangibles associated with our new, private label de-luxeTM brand of natural, spa quality personal care products. All definite-lived intangible assets are being amortized over their expected useful lives, which range from two to ten years.

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

During fiscal years 2007, 2006, and 2005, we performed our annual goodwill impairment review and determined that the fair value of each of our reporting units was greater than the carrying value and, accordingly, no impairment charges were recorded.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

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

OTC¸ Vision, and Mail-Order. We record revenues from sales of OTC, vision, and mail-order pharmacy when the products are shipped and title passes to customers, net of promotional discounts, cancellations, rebates, and returns allowances. We generally require payment by credit card at the point of sale. We estimate return allowances, which reduce product sales by our estimate of expected product returns, based on our historical experience. Historically, product returns have not been significant and have not differed significantly from our estimates.

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

We also evaluate the criteria of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19. Generally, when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, we record revenue on a gross basis. If we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record revenue on a net basis. We record revenues generated by the GNC agreement in our OTC segment on a net basis because we do not take title to the inventory and do not establish pricing. We record revenues generated by the Weil agreement in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer, and we do not bear general inventory risk associated with these sales We record revenues generated from the Amazon.com agreement in our OTC segment on a gross basis, because we act as a principal, based on the fact that we are subject to inventory risk, have latitude in establishing prices and selecting suppliers. Prior to this

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement, effective November 9, 2005, we terminated a separate fulfillment agreement with Amazon.com. Under the terminated agreement, we recorded fulfillment fees and revenues on a gross basis, because we acted as a principal and bore general inventory risk. We record revenues generated from our drop-ship arrangements with vendors agreement in our OTC segment on a gross basis when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators.

We also evaluate the criteria of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, when we enter into arrangements with multiple deliverables. EITF 00-21 establishes three criteria that must be met in order for the deliverables in the arrangement to be treated as separate units of accounting; (1) the delivered item has value on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. When the separation criteria are not met, the delivered item is accounted for as a combined unit of accounting with the undelivered item. Therefore, revenue for the delivered and undelivered items are recognized over the service period of the last delivered item or if it is not a service, when the last item is delivered.

Prescription Sales. For insured prescriptions in both our local pick-up and mail-order segments, the co-payment and the insurance reimbursement (which together make up the amount due to drugstore.com) constitute the full value of the prescription drug sale, and we receive this entire amount as cash. We therefore recognize the entire amount as revenue when we ship the order to the customer (for mail order prescriptions) or when the customer picks up the order (for local pick-up prescriptions).

Local Pick-up. We recognize revenues from sales of prescription products ordered online or by telephone through the drugstore.com web store or the RiteAid.com web store (which is powered by the drugstore.com web store) for pick-up at a Rite Aid store, including co-payments that Rite Aid receives and collects on our behalf when the customer picks up the product. In these circumstances, we use Rite Aid as our fulfillment partner. We record revenues in our local pick-up pharmacy segment on a gross basis, because we act as a principal, based on the fact that, among other things, we bear both inventory risk and credit and collection risk associated with these sales.

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

Shipping Activities

Our revenues from shipping charges to customers are included in net sales and were $15.4 million, $13.6 million, and $11.1 million for the years ended December 30, 2007, December 31, 2006, and January 1, 2006. Outbound shipping costs are included in cost of sales and were $24.8 million, $21.9 million, and $21.4 million for the years ended December 30, 2007, December 31, 2006, and January 1, 2006. The net cost to us of shipping activities was $9.4 million, $8.3 million, and $10.3 million for the years ended December 30, 2007, December 31, 2006, and January 1, 2006.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fulfillment and Order Processing

Fulfillment and order processing expenses include payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid for prescriptions ordered through the drugstore.com website and picked up at a Rite Aid store, drop-ship processing fees, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center and call center facilities.

Marketing and Sales

Marketing and sales expenses include advertising expenses, promotional expenditures and payroll and related expenses for personnel engaged in marketing and merchandising activities.

Advertising costs are expensed as incurred. Costs associated with our brand advertising and personalization initiatives, which concluded in the first quarter of 2006, public relations, advertising, and trade shows, are expensed when the related services are rendered. Our marketing contracts that span a longer period of time, including Web portal marketing agreements and the costs associated with our Rite Aid agreement, are amortized on a straight-line basis over the period of each contract. Advertising expense for the years ended December 30, 2007, December 31, 2006, and January 1, 2006 was $23.0 million, $21.0 million, and $25.6 million, respectively.

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

Interest Income and Expense

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital leases and debt obligations. Interest income for the years ended December 30, 2007, December 31, 2006, and January 1, 2006 totaled $2.1 million, $2.1 million, and $1.6 million, respectively. Interest expense was $0.4 million, $0.4 million, and $0.3 million for the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively.

Accumulated Other Comprehensive Income/Loss

Accumulated other comprehensive income/loss consists of the accumulated net unrealized gains and losses on available-for-sale securities (see note 3) and cumulative translation adjustments from the translation of assets

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities of our Canadian subsidiary into U.S. dollars. Our currency translation adjustment was an unrealized gain of $6,000 as of December 30, 2007 and an unrealized loss of $20,000 as of December 31, 2006.

Income Taxes

We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We did not have any unrecognized tax benefits before or after the adoption of FIN 48. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, we have not incurred charges for interest or penalties in relation to the underpayment of income taxes. The tax years 1998 through the present remain open to examination by the major taxing jurisdictions to which we are subject.

Stock-Based Compensation

Change in Accounting Principle

On January 2, 2006, the first day of our fiscal year 2006, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. We elected to use the modified prospective transition method as permitted by FAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, the post adoption stock-based compensation expense also includes expense for all stock-based awards granted prior to, but not yet vested as of January 2, 2006, the estimated fair values of which were established on the grant dates in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and also amends FASB Statement No. 95, Statement of Cash Flows. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) providing supplemental implementation guidance for FAS 123(R). We have applied the provisions of SAB No. 107 in our adoption of FAS 123(R). In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (APIC) pool of excess tax benefit, and to determine the subsequent effect on the APIC pool and the Consolidated Statements of Cash Flows of the tax effects of stock-based compensation awards that were outstanding upon our adoption of FAS 123(R). Our fiscal year 2007 and 2006 financial results reflect the impact of FAS 123(R).

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the modified-prospective-transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123, recognized over the vesting period of the underlying options using the multiple-option approach, (b) compensation cost for all share-based payments granted subsequent to January 2, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R), recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the 1999 employee stock purchase plan, which is based on the fair value estimated in accordance with the provisions of FAS 123(R). In accordance with the modified-prospective-transition method, results for the year ended January 1, 2006 have not been restated to reflect, and do not include, the impact of FAS 123(R).

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro-forma information is presented for comparative purposes and illustrates the effect on net loss and loss per common share for the period presented as if we had applied the fair value recognition provisions of FAS 123 to options granted under our 1998 Stock Plan and our 1999 ESPP prior to January 2, 2006 (in thousands, except share and per share data):

Year ended January 1, 2006
Net loss, as reported	$(20,899)
Add: Stock-based compensation, as reported	1,968
Deduct: Total stock-based compensation determined under fair value method for all awards	(8,947)

Net loss—FAS 123 adjusted	$(27,878)

Basic and diluted net loss per share—as reported	$(0.23)

Basic and diluted net loss per share—FAS 123 adjusted	$(0.31)

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, warrants, and our employee stock purchase plan are not included in the calculation of diluted net loss per share as their effects are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands, except share and per share data)
Numerator:
Net loss	$(11,511)	$(13,026)	$(20,899)

Denominator:
Weighted average common shares used to compute basic and diluted net loss per share	95,350,046	93,405,405	90,808,817

Basic and diluted net loss per share	$(0.12)	$(0.14)	$(0.23)

At December 30, 2007, December 31, 2006, and January 1, 2006 there were 16,742,458, 18,995,824, and 15,764,528 shares, respectively, of common stock subject to stock options. At December 30, 2007, December 31, 2006, and January 1, 2006 there were 865,000, 615,000, and 615,000 shares, respectively, of common stock subject to warrants. These shares were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of diluted net loss per share would have included the dilutive effect of these common stock equivalents using the treasury stock method.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not anticipate that the adoption of SFAS No. 141 (R) or SFAS No. 160 will currently have a material impact on our consolidated financial statements but will impact any business combination beginning in 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 will become effective as of the beginning of the first fiscal year beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 in our first fiscal quarter of 2008, did not have a material impact on our consolidated financial statements as we did not elect the fair value option for any financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In February 2007, the FASB issued SFAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain non-financial assets and liabilities. We do not anticipate that the adoption of SFAS 157 in the first quarter for financial assets and liabilities or in 2009 for the remaining assets and liabilities will have a material impact on our consolidated financial statements.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A portion of the non-cash consideration relating to our agreements with Rite Aid has been allocated to advertising commitments and classified within prepaid marketing expenses. The assets are being amortized on a straight-line basis over their contractual life of 10 years, ending in 2009. Amortization expense of $2.3 million is included in marketing and sales expense for each of the fiscal years 2007, 2006, and 2005.

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

Agreements with Amazon.com

In September 2007, we entered into a three-year merchant agreement with Amazon.com to sell prestige beauty products through the Beauty.com marketplace on the Amazon.com website. We ship the Amazon.com orders from our distribution facility in exchange for an agreed-upon product price less a referral fee. Product revenue generated by the merchant agreement and referral fees paid totaled $124,000 and $20,000, respectively, in 2007.

In September 2003, we entered into an e-commerce agreement with Amazon.com. Under the e-commerce agreement, we were a non-exclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. We shipped the Amazon.com orders we fulfilled in Amazon.com-branded boxes from our distribution facility, in exchange for a fulfillment fee and agreed-on product price. We began shipping orders under this agreement in December 2003 and we terminated this agreement on November 9, 2005. Neither party had any material obligations following termination. The product revenue and fulfillment fees generated by our agreement with Amazon.com totaled $6.3 million in 2005.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Agreement with Weil Lifestyle

On December 31, 2005, we entered into a fulfillment agreement with Weil. This agreement replaced our June 2003 agreement with Weil’s predecessor, whereby we and Weil developed a Weil-branded customized nutritional supplement program and three web stores to sell products recommended by Weil. Under the new fulfillment agreement, Weil took over the development and maintenance of the websites, marketing, and other business operations for the program and web stores, and we provide fulfillment and customer service operations in exchange for an agreed-on fulfillment fee. The revenue generated by our agreement with Weil totaled $1.7 million in 2007 and $2.0 million in 2006.

3. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents, and marketable securities consist of the following:

	December 30, 2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
Cash	$17,675	$—	$—	$17,675
Commercial paper	897	—	—	897

Cash and cash equivalents	18,572	—	—	18,572

Commercial paper	1,791	—	—	1,791
U.S. government agency obligations	10,466	7	—	10,473
Corporate notes and bonds	4,871	20	—	4,891
Private placement bonds	515	7	—	522

Marketable securities	17,643	34	—	17,677

Total cash, cash equivalents and marketable securities	$36,215	$34	$—	$36,249

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
Cash	$6,208	$—	$—	$6,208
Commercial paper	7,185	—	—	7,185

Cash and cash equivalents	13,393	—	—	13,393

Auction rate securities	20,275	—	—	20,275
U.S. government agency obligations	4,977	9	—	4,986
Corporate notes and bonds	1,981	4	—	1,985

Marketable securities	27,233	13	—	27,246

Total cash, cash equivalents and marketable securities	$40,626	$13	$—	$40,639

The following table summarizes contractual maturities of our commercial paper and marketable securities as of December 30, 2007:

	Amortized Cost	Fair Value
Due within one year	$16,035	$16,047
Due after one year through three years	2,505	2,527

Total	$18,540	$18,574

4. Fixed Assets

Fixed assets consist of the following:

	December 30, 2007	December 31, 2006
	(in thousands)
Computers and equipment	$24,838	$24,067
Purchased and internally developed software	23,994	16,161
Furniture and fixtures	3,127	2,860
Leased assets	7,187	6,830
Leasehold improvements	10,898	10,668

	70,044	60,586
Less accumulated depreciation and amortization	(51,211)	(43,642)

	18,833	16,944
Construction in progress	6,668	1,349

Total	$25,501	$18,293

Accumulated amortization on leased assets was $5.4 million as of December 30, 2007 and $3.6 million as of December 31, 2006. Amortization is included in depreciation expense.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Other Intangible Assets

The other intangible assets balances as of December 30, 2007 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount	Acquisitions (1)	Accumulated Amortization	Net Balance
Vision Direct trade name	indefinite	$2,700	$—	$—	$2,700
Vision Direct customer base	3	1,931	—	(1,931)	—
Vision Direct vendor agreement	2	1,434	—	(1,434)	—
Vision Direct covenant of non-compete	2	575	—	(575)	—
GNC vendor agreement	10	12,265	—	(11,149)	1,116
CNS contract and technology assets	4	3,330	—	(3,312)	18
Truescents trademark	indefinite	—	252	—	252
Technology license, domain names and other	6	1,511	204	(1,203)	512

Total other intangible assets	7	$23,746	$456	$(19,604)	$4,598

(1)	During 2007, we acquired for $456,000 certain trademarks and intangibles associated with our new, private label de-luxe™ brand of natural, spa quality personal care products.

The other intangible assets balances as of December 31, 2006 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount		Accumulated Amortization	Net Balance
Vision Direct trade name	indefinite	$2,700		$—	$2,700
Vision Direct customer base	3	1,931		(1,931)	—
Vision Direct vendor agreement	2	1,434		(1,434)	—
Vision Direct covenant of non-compete	2	575		(575)	—
GNC vendor agreement	10	12,265		(10,405)	1,860
CNS contract and technology assets	4	3,330		(2,998)	332
Technology license, domain names and other	6	1,511	(2)	(1,027)	484

Total other intangible assets	7	$23,746		$(18,370)	$5,376

(2)	During 2006, we sold a domain name with a gross carrying value and accumulated amortization value of $65,000 or a net book value of $0, and incurred patent costs totaling $9,000.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal year
2008	$867
2009	451
2010	80
2011	80
2012	79

Total	$1,557

6. Goodwill

Goodwill in our OTC segment includes $2.7 million related to the acquisition of CNS in 2003 and $5.7 million related to our acquisition of Beauty.com in 2000. Goodwill in our vision segment includes $23.8 million related to the acquisition of Vision Direct in 2003. There were no changes to goodwill in fiscal years 2007 or 2006.

7. Long-Term Obligations

Line of Credit and Term Loans

In December 2004, we entered into an amended and restated loan and security agreement with a bank. In January 2005, we borrowed $1.0 million on the line of credit and in December 2005, we converted the $1.0 million line of credit into a term loan. The term loan totaled $361,000 and $694,000 as of December 30, 2007 and December 31, 2006, respectively, and is payable in 36 monthly installments of principal and interest at a rate of prime rate plus 0.50% (7.75% at December 30, 2007 and 8.75% at December 31, 2006). In addition, the agreement includes a $2.0 million term loan for capital equipment expenditures that accrues interest on the outstanding principal balance at a rate of prime rate plus 0.50%. This term loan was payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. The balance outstanding under this term loan was $55,000 and $722,000 as December 30, 2007 and December 31, 2006, respectively. Our equipment, inventory, accounts receivable, cash, investments, and intangible assets collateralize the borrowings under the agreement. The agreement contains certain financial and non-financial covenants with which we were in compliance at December 30, 2007.

In April 2007, we amended our amended and restated loan and security agreement with our existing bank. The existing agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate (7.25% at December 31, 2007). The revolving line of credit matures in March 2008. The agreement allows for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. For the year ended December 30, 2007, borrowings under the existing line of credit totaled $4.0 million, of which $1.0 million was converted into a term loan in April 2007, $2.5 million was repaid and $1.5 million remains outstanding as of December 30, 2007. The term loan totaled $778,000 as of December 30, 2007 and is payable in 36 monthly installments of principal and interest at a rate of prime rate plus 0.50% (7.75% at December 30, 2007)

Capital Leases

In October 2005, we entered into an agreement to lease computer equipment under a non-cancelable capital lease. With respect to each draw under this lease, 63.5% of the sum of the draw amount plus interest determined

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the time of the draw was payable in monthly installments over the 24 months following the draw. At the end of the 24-month period, we had the option to either pay the remaining 36.5% in a single balloon payment or extend financing for an additional 12 months. All draws under this lease, which were limited to $1.2 million, were completed by June 2006. We had drawn the entire $1.2 million under this lease, payable in 24 monthly installments of $37,600 at an interest rate of 9.4%. As of December 30, 2007, we had paid off the lease, including the balloon payment. As of December 31, 2006, the amount due under the agreement was $789,000.

In July 2006, we entered into an agreement to finance equipment in our distribution center totaling $1.9 million under a non-cancelable capital lease. The lease is payable in 36 monthly installments of approximately $60,000 beginning January 2007 and ending December 2009, and accrues interest at a rate of 8%. As of December 30, 2007 and December 31, 2006, the amount due under the agreement was $1.3 million and $1.9 million, respectively.

We also lease computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at rates ranging from 7% to 8% and mature 21 to 60 months from the date of funding. We secured additional funds of $469,000 during 2007 and $373,000 during 2006, through capital lease financing agreements, through which we financed certain computer equipment, software, fixtures, and equipment for periods of two and three years. We are in compliance with all covenants required by these agreements. These amounts are included in the table below within the category of capital leases.

Maturities of long-term obligations at December 30, 2007 are as follows:

Fiscal Year	Term Loans and Line of Credit	Capital Leases	Total
2008	$2,222	$1,058	$3,280
2009	361	777	1,138
2010	111	—	111

Total minimum payments	2,694	1,835	4,529
Less amounts representing interest	—	(129)	(129)

Present value of minimum payments	2,694	1,706	4,400
Less current portion of long-term obligations	(2,222)	(957)	(3,179)

Non-current portion of long-term obligations	$472	$749	$1,221

8. Commitments and Contingencies

Operating Leases

We lease office, distribution center, and call center facilities under non-cancelable operating leases, which include fixed rental payments ending between 2008 and 2013. We have the option to extend some of these leases for one or more additional terms of five years. In addition, we lease various office and IT equipment under operating leases. Total rent expense under operating leases was $3.4 million in 2007, $3.0 million for 2006, and $3.1 million for 2005.

In June 2007, we entered into an operating lease for an inventory storage facility for approximately 85,000 square feet through February 2011.

In August 2004, we entered into an operating lease for approximately 53,000 square feet for our corporate headquarters. The lease expires on July 31, 2013, with two separate five-year renewal options that, if exercised,

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would extend the lease expiration to July 2023. In connection with the lease, we received landlord-provided incentives of approximately $2.3 million in the form of tenant improvements, which have been recorded as additions to fixed assets and other current and long-term liabilities and are being amortized over the term of the lease. As of December 30, 2007 and December 31, 2006, our long-term deferred rent liability totaled $1.3 million and $1.6 million, respectively, and our current deferred rent liability totaled $0.3 million.

In connection with the lease arrangements for our corporate headquarters, we are required to provide a standby letter of credit as a security deposit, which will be renewed annually until the end of the lease term. The standby letter of credit is funded under our revolving line of credit and is not required to be secured with cash.

Future minimum commitments at December 30, 2007 are as follows:

Fiscal Year	Operating Leases
2008	$2,992
2009	2,945
2010	3,041
2011	1,570
2012	1,487
Thereafter	876

Total minimum payments	$12,911

Legal Proceedings

1-800 Contacts Litigation. On February 26, 2008, 1-800 Contacts, Inc. (“1-800 Contacts”) filed an action in the U.S. District Court for the District of Utah, Central Division against us and our subsidiary Vision Direct, Inc. for alleged direct and contributory trademark infringement and dilution under federal and Utah state law, unfair competition, intentional interference with economic relations, and unjust enrichment. One day later, on February 27, 2008, 1-800 Contacts filed a separate action in the U.S. District Court for the Southern District of New York against Vision Direct for an alleged breach of a 2004 settlement agreement between Vision Direct and 1-800 Contacts. 1-800 Contacts is seeking monetary damages as well as injunctive relief in both actions. We will vigorously contest and defend against the allegations in both actions.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable to estimate the potential damages that might be awarded if we were found liable. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse effect on our financial position and results of operations.

Fair Credit Reporting Act Class Action Litigation. On February 26, 2008, Aaron Burgess and John James Garland filed a class action lawsuit against us in the U.S. District Court for the Western District of Washington at Seattle alleging breach of a provision of the Fair Credit Reporting Act related to the printing of credit card receipts. The lawsuit seeks statutory and punitive damages. We will vigorously contest and defend against the allegations in this action.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable to estimate the potential damages that might be awarded if we were found liable. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse effect on our financial position and results of operations.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

State Sales Tax Claims. We have not believed that it is required to collect sales taxes on sales made to customers in New Jersey based on applicable law and, accordingly, has not done so. Nevertheless, in early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due on such sales from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment for 2000 and 2001 in the amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, as the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. A trial on that appeal was held in late 2006. On February 19, 2008, we were informed of the decision by the Tax Court against us in the case of drugstore.com, inc. vs. Director, Division of Taxation. In its decision, the Tax Court ruled that we should have collected New Jersey sales tax on all sales to New Jersey customers. We plan to appeal the Tax Court’s decision. In the meantime, we intend to begin collecting and remitting sales tax on taxable New Jersey sales. Given the decision, we believe that it is probable that we have incurred a liability and have recorded an expense of $2.5 million for the estimated taxes and interest in general and administrative expenses in the consolidated statement of operations for the year ended December 30, 2007. The charge is an estimate of the New Jersey tax liability for the 2000 and 2001 assessment, as well as for all subsequent years through 2007, including interest.

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

Prior to the Second Circuit’s December 5, 2006 ruling, drugstore.com, the plaintiff class, and the vast majority of the other issuer defendants, or, in the case of bankrupt issuers, their directors and officers, submitted a settlement agreement to the Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved. On June 25, 2007, the district court approved a

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion, and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints.

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

9. Income Taxes

No tax benefit or expense was recorded in 2007, 2006, or 2005 due to our ongoing operating losses. Our deferred tax asset consists primarily of net operating loss carry-forwards and amortization and impairment of intangible assets. We have provided a valuation allowance for our deferred tax asset to an amount expected to be realized. The increase in the valuation allowance on the deferred tax asset was $12.6 million in 2007 and $2.7 million in 2006.

At December 30, 2007 and December 31, 2006, we had approximately $555.9 million and $538.6 million, respectively, of net operating loss carry-forwards that will expire beginning in 2019. Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years. As of December 30, 2007, there were no significant limitations on the use of our existing net operating loss under Internal Revenue Code Section 382.

Approximately $8.6 million of our net operating loss carry-forwards are acquired operating loss carry-forwards. To the extent that we realize these acquired operating loss carry-forwards, the resulting tax benefits would reduce any remaining goodwill related to the acquisition. Approximately $9.7 million of our net loss carry-forwards are related to tax-deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carry-forwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at the enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	December 30, 2007	December 31, 2006
	(in thousands)

Deferred tax assets:
Net operating loss carry-forward (federal)	$194,559	$182,811
Net operating loss carry-forward (state)	9,479	5,502
Depreciation, amortization and impairment of intangible assets	37,438	42,951
Tax credit carry-forwards	1,344	1,239
Stock compensation	6,204	3,538
Other temporary differences	1,357	1,704

Total gross deferred tax assets	250,381	237,745
Less valuation allowance	(250,381)	(237,745)

Net deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Indefinite-lived intangible asset	(947)	(945)

Net deferred tax liability	$(947)	$(945)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Income tax benefit at statutory rate	$4,028	$4,428	$7,106
State taxes, net of federal impact	1,427	214	309
Tax credits	123	1,118	—
Other permanent differences	(67)	(476)	(112)
Impact of rate change—State	4,756	—	—
Impact of rate change—Federal	2,369	(2,614)	—
Increase in valuation allowance	(12,636)	(2,670)	(7,303)

Total income tax benefit	$—	$—	$—

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

On February 14, 2005, in connection with the performance of executive recruiting services, we issued to Heidrick & Struggles, Inc. a warrant to purchase 115,000 shares of our common stock at $2.36 per share, with an

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expiration date in February 2008. The fair value of the warrant totaled $159,000 and is included in the statement of operations in 2005. In November 2006, Heidrick & Struggles transferred ownership of this warrant to Lehman Brothers, Inc. In February 2008, the warrant was exercised and 115,000 shares of our common stock were issued in exchange for $271,400.

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

In March 2008, we issued fully vested warrants to purchase an aggregate of 100,000 shares of our common stock at $2.53 per share, expiring in March 2018, in conjunction with a consulting agreement. The fair value of the warrant, determined using the Black-Scholes option pricing model, totaled $163,000.

Common Stock

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

In October 2005, in connection with a license agreement, we issued 10,000 shares of our common stock having an aggregate fair value of $34,000.

Common Stock Reserved for Future Issuance

The following table represents the number of shares of common stock reserved for future issuance as of December 30, 2007:

Stock option plan	26,166,329
Employee stock purchase plan	2,201,199
Warrants to purchase common stock (1)	865,000

29,232,528

(1)

In February 2008, a warrant was exercised to purchase 115,000 shares of our common stock in exchange for $271,400 and in March 2008, we issued warrants to purchase 100,000 shares of our common stock in conjunction with a consulting agreement.

11. Employee Benefit Plans

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all of our employees (401(k) Plan). Eligible employees may contribute amounts to the

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

1998 Stock Plan

Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), our board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of drugstore.com. Under the 1998 Stock Plan, an aggregate of 38,618,770 shares of common stock have been reserved for future issuance. Shares for future issuances are determined by means of an automatic annual increase equal to (i) the lesser of (a) 5% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year or (b) 6,000,000 shares or (ii) a lesser amount determined by the plan administrator; provided that any shares from any such increase in previous years that are not actually issued will be added to the aggregate number of shares available for issuance under the 1998 Stock Plan. Pursuant to this provision, 4,700,000 were reserved for future issuance on January 1, 2007 (first day of fiscal 2007) and no additional shares were reserved for future issuance on December 31, 2007 (first day of fiscal year 2008). Options granted under this plan generally vest as follows: 20% of the shares vest during the first six months and the remaining 80% vest quarterly over the subsequent 42 months. Our board of directors has delegated to the stock option subcommittee of the compensation committee of the board the authority to grant options within board-approved guidelines to certain recipients. In addition, our board of directors has authorized our chief executive officer to grant certain options in connection with offers of employment or consulting engagements, which are subject to the board’s subsequent ratification. Option grants generally have exercise prices equal to the fair market value of the common stock on the date of grant and expire 10 years from the date of grant.

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

	Employee Stock Options
	Year ended December 30, 2007	Year ended December 31, 2006	Year ended January 1, 2006
Expected volatility	74%	77%	83%
Expected term (in years)	5.8	6.0	3.2
Risk-free interest rate	4.4%	4.5%	3.9%
Expected dividend	0%	0%	0%
Weighted-average fair value	$1.89	$2.31	$1.68

Volatility

Our computation of expected volatility is based on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Prior to 2006, our computation of expected volatility was based solely on our historical volatility.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Term

Our expected term in 2006 and during the first nine months of 2007 was calculated using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). Under this method, our expected term was equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which resulted in a six-year expected term. Prior to 2006, our computation of expected life was based on vesting schedules and historical experience of options exercised. In the fourth quarter of 2007, we developed reasonable and supportable expected term estimates utilizing a comprehensive weighted average life (WAL) analysis. The WAL analysis provides a historical based platform for use in developing expected term estimates for the future based on the historically observed time periods from grant date through post-vesting activities, such as exercise and cancellation. The historical grant data was segregated into pre-vesting forfeitures, post-vesting forfeitures, outstanding and unvested grants, and outstanding and vested grants and then data was included or excluded in the WAL depending on the applicable contractual or vesting provisions, differences in other option terms and insufficient elapsed time from grant date or from vesting dates. To develop the expected term, we analyzed by homogenous group, which includes employees, executives, our chief executive officer, board members, and other non-employees, the weighted average time from grant date to post-vesting activity. For those grants still outstanding, we developed a reasonable assumption regarding the expected time of settlement. This analysis resulted in an expected term of 4.2 years for board members, 5.5 years for our chief executive officer, 4.2 years for our executives, and 4.4 years for employees.

Risk-Free Interest Rate and Dividend Yield

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

Forfeitures

When estimating forfeitures, we considered historical voluntary termination behavior, in addition to analyzing actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: employees, executives, our chief executive officer, board members, and other non-employees. Through the third quarter of 2006, an estimated forfeiture rate of approximately 30% was applied to employees and executive subgroups based on the weighted average termination behavior of those subgroups. In the fourth quarter of 2006, we reviewed our forfeiture rate analysis, which resulted in an increase in our forfeiture rate to 35%. We recorded the revised forfeiture rate as a change in estimate, resulting in a reduction of stock-based compensation in 2006 totaling approximately $185,000. In 2007, we determined that our forfeiture rate of 35% was still applicable. A forfeiture rate of 0% is applied to our chief executive officer, board members, and non-employees. Prior to the adoption of FAS 123(R), we recognized the impact of forfeitures when they occurred.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation Expense

The following table summarizes stock-based compensation by operating function recorded in the Statement of Operations:

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended January 1, 2006
	(in thousands)
Fulfillment and order processing	$784	$835	$2
Marketing and sales	1,381	1,058	218
Technology and content	1,224	1,071	5
General and administrative	5,412	3,757	1,743

Total	$8,801	$6,721	$1,968

We recorded stock compensation expense totaling $6,000 in 2007, $30,000 in 2006, and $169,000 in 2005 for the fair value of options granted to non-employees for services.

Certain stock options were modified for terminated employees, which resulted in a stock compensation charge of $117,000 in 2007, $329,000 in 2006, and $175,000 in 2005.

As of December 30, 2007, the total compensation cost related to unvested options granted to employees under our 1998 Stock Plan totaled $8.3 million, net of estimated forfeitures of approximately $6.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of 2.2 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

The following table summarizes activity under our 1998 Stock Plan:

		Outstanding Options
	Shares Available for Grant (1)	Number of Shares (1)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	4,493,562	18,841,842	$3.49

Additional shares authorized	4,700,000	—
Options granted	(3,158,775)	3,158,775	$2.82
Options exercised	—	(1,869,075)	$2.22
Options forfeited	3,389,084	(3,389,084)	$3.64

Outstanding at December 30, 2007	9,423,871	16,742,458	$3.48

Vested and expected to vest at December 30, 2007		13,431,920	$3.57	7.31	$4,342

Exercisable at December 30, 2007		7,858,914	$3.91	6.75	$2,734

(1)	The balance as of December 31, 2006 has been adjusted for 153,982 shares forfeited during 2006 not reported in our annual report on 10-K for the year ended December 31, 2006.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the 11.1 million shares subject to options that were in-the-money at December 30, 2007 (i.e., with an exercise price of $3.28 or less). The aggregate intrinsic value of options exercised was $1.4 million, $2.0 million and $2.8 million during the years ended December 30, 2007, December 31, 2006, and January 1, 2006.

1999 Employee Stock Purchase Plan

Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 Employee Stock Purchase Plan), a total of 500,000 shares of common stock were initially reserved for issuance, and there is an annual increase on the first day of each fiscal year equal to the lesser of (1) 500,000 shares, (2) three percent (3%) of our shares outstanding on the last day of the immediately preceding fiscal year, or (3) such lesser number of shares as may be determined by the board of directors. Eligible employees may purchase common stock under the 1999 Employee Stock Purchase Plan for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period. For the years ended December 30, 2007, December 31, 2006, and January 1, 2006 employees purchased 92,585, 102,283, and 127,952 shares, respectively, of our common stock under the 1999 Employee Stock Purchase Plan in exchange for $224,000, $266,000, and $294,000, respectively. As of December 30, 2007, there were 2,201,199 shares reserved for future issuance under the 1999 Employee Stock Purchase Plan.

12. Related Parties

For the year ended January 1, 2006, we recorded revenues of $6.3 million by acting as a nonexclusive wholesaler and fulfillment provider for certain OTC products sold through the Health & Personal Care store on the Amazon.com website. Effective November 9, 2005, we terminated this agreement with Amazon.com. No amounts were due as of December 31, 2006 and no revenue was generated for the year ended December 31, 2006. For the year ended December 30, 2007, we recorded revenue of $124,000 and referral fees of $20,000, under our new merchant agreement with Amazon.com entered into in September 2007, to sell prestige beauty products on their website. Amounts due from Amazon.com totaled $21,000 as of December 30, 2007.

13. Segment Information

We have four reporting segments: OTC, vision, mail-order pharmacy, and local pick-up pharmacy. The OTC segment is comprised of the sales and related costs of selling all non-prescription products through our websites, including drop-ship arrangements with our vendors, customized nutritional supplement programs through CNS, and net sales of consignment products. Our vision segment is comprised of sales and the related costs of selling contact lenses through Vision Direct. The mail-order pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website for mail-order delivery. The local pick-up pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com website and the RiteAid.com website for pick-up at a local Rite Aid store. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing, and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume).

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
	(in thousands)
Over- the-Counter (OTC):
Net sales	$234,282	$197,964	$180,566
Cost of sales	164,469	139,674	130,346
Variable order costs (a)	22,259	18,650	19,069

Contribution margin (b)	$47,554	$39,640	$31,151

Vision:
Net sales	$54,906	$49,780	$47,126
Cost of sales	41,904	38,682	37,008
Variable order costs (a)	2,708	2,478	2,858

Contribution margin (b)	$10,294	$8,620	$7,260

Local Pick-Up Pharmacy:
Net sales (c)	$106,392	$100,654	$96,126
Cost of sales	93,611	89,654	84,660
Variable order costs (a)	4,383	4,128	4,030

Contribution margin (b)	$8,398	$6,872	$7,436

Mail-Order Pharmacy:
Net sales	$50,143	$67,379	$75,612
Cost of sales	41,935	58,026	65,352
Variable order costs (a)	3,967	5,501	6,959

Contribution margin (b)	$4,241	$3,852	$3,301

Consolidated:
Net sales (d)	$445,723	$415,777	$399,430
Cost of sales	341,919	326,036	317,366
Variable order costs (a)	33,317	30,757	32,916

Contribution margin (b)	$70,487	$58,984	$49,148

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

(c)	Net sales in our local pick-up pharmacy include co-payments totaling $23.1 million for 2007, $22.1 million for 2006, and $21.1 million for 2005.
(d)	Net sales in 2007, 2006, and 2005 were comprised of 99% of sales in the United States of America and 1% of sales internationally.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated contribution margin for reportable segments	$70,487	$58,984	$49,148
Less:
Fixed fulfillment and order processing (e)	10,988	10,404	9,391
Marketing and sales (f)	32,265	29,673	30,358
Technology and content	18,258	16,190	12,773
General and administrative	20,928	15,413	15,791
Amortization of intangible assets	1,234	2,060	3,004

Operating loss	$(13,186)	$(14,756)	$(22,169)

(e)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.
(f)	These amounts exclude CNS and other royalty expenses of $105,000 in 2007, $62,000 in 2006, and $2.5 million in 2005 that are included in variable costs.

The following table presents assets by segment and geographic asset information:

	December 30, 2007	December 31, 2006
	(in thousands)
Total Assets:
Over- the-Counter (OTC)	$40,731	$39,357
Local Pick-Up Pharmacy	39,963	32,138
Mail-Order Pharmacy	5,436	7,970
Vision	31,949	31,624
Corporate	57,329	57,233

Consolidated	$175,408	$168,322

Property and Equipment, Net:
United States of America	$25,417	$18,183
Canada	84	110

	$25,501	$18,293

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Quarterly Results of Operations (unaudited)

The following tables contain selected unaudited consolidated statement of operations information for each quarter of fiscal years 2007 and 2006. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year Ended December 30, 2007				Fiscal Year Ended December 31, 2006
	Fourth Quarter (2)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	($ in thousands, except per share data)
Net sales	$118,223	$107,323	$110,412	$109,765	$108,598	$100,634	$102,436	$104,109
Cost of sales	89,109	82,431	85,317	85,062	85,190	79,012	79,945	81,889
Net loss	(2,344)	(2,374)	(3,015)	(3,778)	(2,947)	(2,593)	(2,193)	(5,293)
Basic and diluted net loss per share (1):	$(0.02)	$(0.02)	$(0.03)	$(0.04)	$(0.03)	$(0.03)	$(0.02)	$(0.06)

Shares used in computation of basic and diluted net loss per share	96,229,531	95,664,011	95,006,512	94,500,129	94,027,508	93,488,258	93,136,203	92,969,650

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the annual net loss per share.
(2)	Fourth quarter of fiscal 2007 includes a $2.5 million expense for estimated taxes and interest resulting from an unfavorable ruling on our New Jersey sales tax case. See Note 8.

DRUGSTORE.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of fiscal period	Charges to revenue, costs and expenses	Deductions		Balance at end of fiscal period
Year Ended December 30, 2007
Allowance for doubtful accounts	$38	$85	$82	(a)	$41
Allowance for sales returns	339	3,491	3,337	(b)	493
Reserve for inventory valuation	509	732	829	(c)	412
Year Ended December 31, 2006
Allowance for doubtful accounts	$101	$159	$222	(a)	$38
Allowance for sales returns	369	2,742	2,772	(b)	339
Reserve for inventory valuation	592	418	501	(c)	509
Year Ended January 1, 2006
Allowance for doubtful accounts	$98	$294	$291	(a)	$101
Allowance for sales returns	171	3,049	2,851	(b)	369
Reserve for inventory valuation	378	949	735	(c)	592

(a)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.
(b)	Deductions consist of sales credits to customers for product returns.
(c)	Deductions consist of write-off of obsolete inventory and inventory shrinkage.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2008.

DRUGSTORE.COM, INC.

By:	/s/ DAWN G. LEPORE
Dawn G. Lepore President, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Dawn G. Lepore and Thère du Pont, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2008.

Signature	Title

/s/ DAWN G. LEPORE Dawn G. Lepore	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ THÈRE DU PONT Thère du Pont	Sr. Vice President, Operations, and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RICHARD W. BENNET III Richard W. Bennet III	Director

/s/ GEOFFREY R. ENTRESS Geoffrey R. Entress	Director

/s/ JEFFREY M. KILLEEN Jeffrey M. Killeen	Director

/s/ WILLIAM D. SAVOY William D. Savoy	Director

/s/ GREGORY S. STANGER Gregory S. Stanger	Director