Form 10-Q
period 2008-03-30
DRUGSTORE COM INC
filed 2008-05-09
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

or

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

As of May 2, 2008, the registrant had 96,478,573 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three months ended March 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net sales	$120,637	$109,765
Costs and expenses:
Cost of sales	91,723	85,062
Fulfillment and order processing	12,150	10,974
Marketing and sales	8,886	8,089
Technology and content	5,203	4,715
General and administrative	5,394	4,709
Amortization of intangible assets	245	444

Total costs and expenses	123,601	113,993

Operating loss	(2,964)	(4,228)
Interest income, net	279	450

Net loss	$(2,685)	$(3,778)

Basic and diluted net loss per share	$(0.03)	$(0.04)

Weighted average shares outstanding used to compute basic and diluted net loss per share	96,392,737	94,500,129

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 30, 2008	December 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,648	$18,572
Marketable securities	14,064	17,677
Accounts receivable, net of allowances	38,855	38,063
Inventories	30,027	31,501
Prepaid marketing expenses	2,321	2,327
Other current assets	3,410	3,605

Total current assets	109,325	111,745
Fixed assets, net	28,699	25,501
Other intangible assets, net	4,353	4,598
Goodwill	32,202	32,202
Prepaid marketing expenses and other	794	1,362

Total assets	$175,373	$175,408

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,796	$61,414
Accrued compensation	3,434	4,657
Accrued marketing expenses	4,034	3,988
Other current liabilities	3,977	4,312
Current portion of long-term debt obligations	2,935	3,179

Total current liabilities	74,176	77,550
Long-term debt obligations, less current portion	4,571	1,221
Deferred income taxes	949	947
Other long-term liabilities	1,454	1,322
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 96,478,573 and 96,296,687 shares issued and outstanding	858,700	856,193
Accumulated other comprehensive income	60	27
Accumulated deficit	(764,537)	(761,852)

Total stockholders’ equity	94,223	94,368

Total liabilities and stockholders’ equity	$175,373	$175,408

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Operating Activities:
Net loss	$(2,685)	$(3,778)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,076	1,891
Amortization of marketing and sales agreements	573	572
Amortization of intangible assets	245	444
Stock-based compensation	2,084	2,431
Other	(6)	—
Changes in:
Accounts receivable	(792)	(322)
Inventories	1,474	649
Prepaid marketing expenses and other current assets	201	(568)
Accounts payable, accrued expenses, and other liabilities	(3,003)	(1,824)

Net cash provided by (used in) operating activities	167	(505)

Investing Activities:
Purchases of marketable securities	(14,784)	(7,146)
Sales and maturities of marketable securities	18,438	7,775
Purchases of fixed assets	(5,182)	(2,176)

Net cash used in investing activities	(1,528)	(1,547)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	423	663
Borrowings on line of credit	3,500	300
Principal payments on capital leases and term loan obligations	(486)	(677)

Net cash provided by financing activities	3,437	286

Net increase (decrease) in cash and cash equivalents	2,076	(1,766)
Cash and cash equivalents at beginning of period	18,572	13,393

Cash and cash equivalents at end of period	$20,648	$11,627

Supplemental Cash Flow Information:
Equipment acquired in capital lease agreements	$92	$278

Cash paid during the period for interest	$119	$118

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of the Business

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, sexual well-being, household, and other non-prescription products and prescription medications through our website located at www.drugstore.com. We also offer prestige beauty products through our website located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through websites located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com (which are also accessible through the drugstore.com website); and customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS). Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. Under the terms of an agreement with Rite Aid Corporation, or Rite Aid, customers are also able to order refill prescriptions for pickup at any Rite Aid store. We manage our business in four segments: over-the-counter (OTC), vision, mail-order pharmacy, and local pick-up pharmacy.

2.	Basis of Presentation and Principles of Consolidation

We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission for interim financial reporting. These consolidated financial statements are unaudited but, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of future results for the fiscal year ending December 28, 2008 or any other interim period, due to seasonal and other factors. We have derived the consolidated balance sheet as of December 30, 2007 from audited financial statements as of that date, but we have excluded certain information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 30, 2007.

The accompanying consolidated financial statements include those of drugstore.com, inc. and our subsidiaries. We have eliminated all material intercompany transactions and balances.

We operate using a 52/53-week retail calendar year, with each of the fiscal quarters in a 52-week fiscal year representing a 13-week period. Fiscal years 2008 and 2007 are 52-week years.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 will become effective as of the beginning of the first fiscal year beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 in our first fiscal quarter of 2008 did not have an impact on our consolidated financial statements. We did not elect the fair value measurement option under SFAS 159 for any of our financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not anticipate that the adoption of SFAS No. 141 (R) or SFAS No. 160 will currently have any material impact on our consolidated financial statements but will impact any business combinations expected to be consummated beginning in 2009.

Adoption of FASB Statement No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (SFAS 157-2), which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis. Therefore, beginning on the first day of fiscal year 2008, this standard applies prospectively to fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. Beginning on the first day of fiscal year 2009, the standard will also apply to all other fair value measurements. We do not anticipate that the adoption of SFAS 157-2 will have a material impact on our consolidated financial statements.

We adopted SFAS 157 on December 31, 2007, the first day of our fiscal year 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for measured fair value. We have certain financial assets including money market funds and marketable securities that are measured at the new fair value standard. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2	Inputs include unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability that reflect our assumptions that market participants would use in pricing the asset or liability.

We make an effort to utilize the best available information in measuring fair value. Our money market funds, which are considered cash and cash equivalents, and our marketable securities, which are considered available-for-sale, are recorded at fair value based on quoted market prices. We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the issuer, and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge against net earnings. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our money market funds are Level 1 and our marketable securities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of March 30, 2008 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$15,933	$15,933	$—	$—
U.S. government agency obligations (2)	9,607	—	9,607	—
Corporate notes and bonds (2)	4,457	—	4,457	—

Total assets	$29,997	$15,933	$14,064	$—

(1)	Included in cash and cash equivalents in the consolidated balance sheets. Quoted market prices in active markets were used to determine fair values.

(2)	Included in marketable securities in the consolidated balance sheets. Observable market prices in less active markets or quoted market prices for similar instruments were used to determine fair values.

4.	Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, warrants, and our employee stock purchase plan are not included in the calculation of diluted net loss per share as their effects are antidilutive.

As of March 30, 2008 and April 1, 2007, there were 18,644,107 and 18,127,107 shares, respectively, of common stock subject to outstanding stock options and 850,000 and 615,000 shares, respectively, of common stock subject to warrants in each period, all of which we excluded from the computation of diluted net loss per share, as their effect was antidilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

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

2008 Equity Incentive Plan - Our current 1998 Stock Plan is set to expire in July 2008. The board of directors has approved the 2008 Equity Incentive Plan (2008 Equity Plan), subject to approval from our stockholders at the 2008 Annual Meeting to be held in June 2008. If the stockholders approve the 2008 Equity Plan, it will replace our 1998 Stock Plan and we will make no further awards under the 1998 Stock Plan. The 1998 Stock Plan, however, will continue to govern awards previously granted under that plan. If the stockholders do not approve the 2008 Equity Plan, the 1998 Stock Plan will remain in effect through the remainder of its term. Under the terms of the 2008 Equity Plan, our board of directors may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, and other stock or cash awards to employees, directors and consultants who provide services to drugstore.com. The board of directors has reserved 8,000,000 shares of our common stock for issuance under the 2008 Equity Plan, plus up to 15,000,000 shares subject to stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited to or that we repurchase. The shares may be authorized, but unissued, or reacquired common stock. As of March 30, 2008, no awards have been granted under the 2008 Equity Plan.

Under the 2008 Equity Plan, options will generally vest over four years, as follows: 20% of the shares vest after six months, and the remaining 80% vest quarterly over the subsequent 42 months. The exercise price of options granted under the 2008 Equity Plan must be at least equal to the fair market value of our common stock on the date of grant. In addition, the exercise price of an incentive stock option granted to any participant who owns more than 10% of the total voting power of all classes of our outstanding stock must be at least 110% of the fair market value of the common stock on the grant date. The term of an option may not exceed ten years, except that, with respect to any participant who owns 10% of the voting power of all classes of our outstanding capital stock, the term of an incentive stock option may not exceed five years.

Under the 2008 Equity Plan, stock appreciation rights, which are the rights to receive the appreciation in fair market value of common stock between the exercise date and the date of grant, become exercisable at the times and on the terms established by the plan administrator. The plan administrator has complete discretion to determine the terms and conditions of stock appreciation rights granted under the 2008 Equity Plan; provided, however, that the exercise price may not be less than 100% of the fair market value of a share on the date of grant. The term of a stock appreciation right may not exceed ten years. Under the 2008 Equity Plan, the plan administrator may issue awards of restricted stock, restricted stock units and performance units and performance shares at its sole discretion.

1999 Employee Stock Purchase Plan - Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees may purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year. During the three-month period ended March 30, 2008, employees purchased 35,978 shares of our common stock under the 1999 ESPP in exchange for approximately $87,000, and during the three-month period ended April 1, 2007, employees purchased 55,193 shares of our common stock under the 1999 ESPP in exchange for approximately $130,000.

Warrants

In March 2008, we issued two fully vested warrants to purchase 50,000 shares (in total, 100,000 shares) of our common stock at $2.53 per share, expiring in March 2018, in conjunction with a consulting agreement. The fair value of the warrants, determined using the Black-Scholes option pricing model, totaled $163,000 and was recorded in general and administrative expenses in the consolidated statements of operation.

In February 2008, an outstanding warrant to purchase 115,000 shares of our common stock was exercised in exchange for $271,400.

Stock-Based Compensation Expense

We account for the 1998 Stock Plan, 2008 Equity Plan, and the 1999 ESPP under the recognition and measurement principles of FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We determine the fair value of stock-based awards using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As required by SFAS 123R, management made an estimate of expected forfeitures, and we are recognizing compensation costs only for those equity awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, we will record such amounts retrospectively as an increase or decrease in stock-based compensation in the period in which we revise the estimates. We consider many factors when estimating expected forfeitures, including historical voluntary termination behavior and actual option forfeitures. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations:

	Three Months Ended
	March 30, 2008	April 1, 2007
Fulfillment and order processing	$185	$275
Marketing and sales	315	414
Technology and content	358	358
General and administrative	1,226	1,384

Total	$2,084	$2,431

Stock Option Activity

The following table summarizes activity under our 1998 Stock Plan:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term
Outstanding at December 30, 2007	9,423,871	16,742,358	$3.48

Options granted	(2,514,440)	2,514,440	$2.68
Options exercised	—	(30,908)	$2.09
Options forfeited	581,783	(581,783)	$6.90

Outstanding at March 30, 2008	7,491,214	18,644,107	$3.27

Vested and expected to vest at March 30, 2008		12,546,496	$3.39	7.37

Exercisable at March 30, 2008		8,085,340	$3.63	6.80

6.	Line of Credit and Debt Obligations

In March 2008, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matures in March 2009. The agreement allows for the conversion of up to $5.0 million of the outstanding balance into a term loan within 60 days of maturity. As of March 30, 2008, borrowings under the existing line of credit totaling $5.0 million and existing term loans totaling $972,222 were converted into one term loan totaling $6.0 million under the amended and restated loan and security agreement. The term loan will be paid in 36 monthly installments and accrues interest at the prime rate plus .50% (5.75% at March 30, 2008).

7.	Commitments and Contingencies

Legal Proceedings

1-800 Contacts Litigation. On February 26, 2008, 1-800 Contacts, Inc. (1-800 Contacts) filed an action in the U.S. District Court for the District of Utah, Central Division against us and our subsidiary Vision Direct alleging direct and contributory trademark infringement and dilution under federal and state law, unfair competition, intentional interference with economic relations, and unjust enrichment. One day later, on February 27, 2008, 1-800 Contacts filed a separate action in the U.S. District Court for the Southern District of New York against Vision Direct alleging breach of a 2004 settlement agreement between Vision Direct and 1-800 Contacts. In both actions, 1-800 Contacts seeks monetary damages as well as injunctive relief. In the Utah action, we filed a motion to dismiss for improper venue or, in the alternative, to transfer the case to the U.S. District Court for the Southern District of New York. We expect this motion to be fully briefed by mid-June. In the New York action, we filed an answer denying that 1-800 Contacts is entitled to the relief requested and counterclaims asserting, among other things, that 1-800 Contacts’ pursuit of the Utah action constitutes a violation of the settlement agreement’s forum selection clause. We are presently awaiting 1-800 Contacts’ response to our counterclaims. We believe 1-800 Contacts’ claims are without merit and intend to defend against them vigorously.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters. We are unable to estimate the potential damages that might be awarded if we were found liable. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for these matters. An adverse outcome in these matters could have a material adverse effect on our financial position and results of operations.

Fair Credit Reporting Act Class Action Litigation. On February 26, 2008, Aaron Burgess and John James Garland filed a class action lawsuit against us in the U.S. District Court for the Western District of Washington at Seattle alleging breach of a provision of the Fair Credit Reporting Act related to the printing of credit card receipts. The lawsuit seeks statutory and punitive damages. We were served with the complaint on March 7, 2008 and filed our answer on April 17, 2008. We will vigorously contest and defend against the allegations in this action.

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

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the aggregate amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. On February 19, 2008, we were informed of the decision by the Tax Court of New Jersey against us in the case of drugstore.com, inc. vs. Director, Division of Taxation (the NJ Tax Case). We did not believe that it was required to collect sales taxes on sales made to customers in New Jersey based on applicable law. In its decision, the Tax Court of New Jersey ruled otherwise. Prior to this ruling we had not collected sales tax in New Jersey. We filed our Notice of Appeal of the Tax Court’s decision on March 31, 2008 and we are considering our other legal options. A briefing schedule with the Superior Court of New Jersey, Appellate Division, has been set, and we anticipate the appeal will be fully briefed by mid-July. Effective March 2008, we are now collecting and remitting sales tax on taxable New Jersey sales. Pursuant to the decision, we have recorded a liability of $2.5 million for estimated taxes and interest in general and administrative expenses in the consolidated statement of operations for the year ended December 30, 2007. The liability is an estimate of the New Jersey tax obligation for the 2000 and 2001 assessment that gave rise to the NJ Tax Case, as well as for all subsequent years through 2007. For the three months ended March 30, 2008, we have recorded an additional $161,000 of estimated uncollected taxes related to 2008 and interest.

Class Action Laddering Litigation. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002 in the United States District Court for the Southern District of New York (the Court). It names drugstore.com as a defendant, along with the underwriters and certain of our present and former officers and directors (the Individual Defendants), in connection with our July 27, 1999 initial public offering and March 15, 2000 secondary offering (together, the Offerings). The suit purports to be a class action filed on behalf of purchasers of our common stock during the period July 28, 1999 to December 6, 2000.

In general, the complaint alleges that the prospectuses through which we conducted the Offerings were materially false and misleading because they failed to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby the underwriters agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the after-market at predetermined prices. The complaint asserts violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The action seeks damages in an unspecified amount and other relief. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies or their present and former officers and directors.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. We are awaiting a decision from the Court on the class certification motion.

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

Other. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition, or operating results, other than those listed above.

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

The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Three Months Ended
	March 30, 2008	April 1, 2007
Over-the-Counter (OTC):
Net sales	$64,851	$56,262
Cost of sales	45,013	39,651
Variable order costs (a)	5,965	5,368

Contribution margin (b)	$13,873	$11,243

Vision:
Net sales	$15,436	$13,552
Cost of sales	12,028	10,496
Variable order costs (a)	743	648

Contribution margin (b)	$2,665	$2,408

Mail-Order Pharmacy:
Net sales	$12,281	$13,478
Cost of sales	10,142	11,313
Variable order costs (a)	929	1,120

Contribution margin (b)	$1,210	$1,045

Local Pick-Up Pharmacy:
Net sales (c)	$28,069	$26,473
Cost of sales	24,540	23,602
Variable order costs (a)	1,150	1,088

Contribution margin (b)	$2,379	$1,783

Consolidated:
Net sales	$120,637	$109,765
Cost of sales	91,723	85,062
Variable order costs (a)	8,787	8,224

Consolidated contribution margin (b)	$20,127	$16,479

Less:
Fixed fulfillment and order processing (d)	$3,394	$2,767
Marketing and sales (e)	8,855	8,072
Technology and content	5,203	4,715
General and administrative	5,394	4,709
Amortization of intangible assets	245	444

Operating loss	$(2,964)	$(4,228)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, credit card fees, and those royalty costs that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs.

(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. We calculate it as net sales less the direct cost of goods sold, the incremental (variable) fulfillment and order processing costs of delivering orders to our customers, and variable royalty costs.

(c)	Net sales in our local pick-up pharmacy segment include co-payments totaling $6.1 million and $5.9 million for the three-month periods ended March 30, 2008 and April 1, 2007, respectively.

(d)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

(e)	These amounts exclude royalty expenses of $31,000 and $17,000 for the three-month periods ended March 30, 2008 and April 1, 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended December 30, 2007.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this quarterly report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “expects,” “believes,” “targets,” “may,” “will,” “outlook,” “continue,” “remain,” “could,” “would,” “should,” and similar expressions or any variation of such expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, changes in consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, changes in senior management, risks related to systems interruptions, possible governmental regulation, and the ability to manage a growing business. These factors described in this paragraph and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 30, 2007. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

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

•

Over-the-counter (OTC). Our OTC segment includes all non-prescription products sold online through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com, and www.lensquest.com, or over the telephone at 1-800-DRUGSTORE, including nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. We believe that continued growth in this segment will depend on our ability to offer customers a superior shopping experience and service, including providing a broad selection of basic necessity items and hard-to-find specialty items, which encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. In 2008, we anticipate growth in our OTC segment, specifically our prestige beauty business, as we attract new brands and expand our marketing channels. We will also continue our diversification – driving our free search results and adding several new marketplaces and accelerating our margin improvements with targeted shipping, sourcing and pricing initiatives.

•

Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through websites located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com, or over the telephone at 1-800-VISIONDIRECT. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2008, we anticipate high single digit growth in our vision segment for the year as we continue to focus on balancing customer acquisition with net margin in order to maximize our profits.

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

Revenues. We generate revenue primarily from product sales and shipping fees. For the three-month period ended March 30, 2008, we reported consolidated total net sales of $120.6 million, which reflected a $10.9 million, or 10%, increase over the three-month period ended April 1, 2007. Our net sales growth was driven by an 8% year-over-year increase in our total order volume, to 1.6 million orders, and by a year-over-year increase in average net sales per order to $76 compared to $74. Our revenues benefited from strong growth in our OTC, vision and local pick-up pharmacy segments, which grew by 15%, 14% and 6%, respectively, over the first quarter of 2007. These increases were partially offset by a year-over-year decrease in our mail-order pharmacy segment revenue of 9%.

Expenses. Our operating expenses, including cost of goods sold, decreased as a percentage of net sales to 103% in the three-month period ended March 30, 2008 from 104% in the three-month period ended April 1, 2007. The decrease is the result of a 17% year-over-year increase in gross profit dollars resulting from both a favorable shift in our sales mix to higher margin OTC net sales, and to a lesser extent, vision net sales, as well as improved margins in our OTC, mail-order pharmacy and local pick-up pharmacy segments. This decrease was partially offset by an increase in general and administrative expenses to 5% of net sales in the first quarter of 2008 compared to 4% in the first quarter of 2007, resulting from increases in professional fees primarily related to consulting services assisting in our profitability initiatives. As a percentage of net sales, our fulfillment, marketing and sales, and technology and content expenses all remained relatively consistent year-over-year at 10%, 7%, and 4%, respectively.

Net Loss; Cash Position. Our net loss for the three-month period ended March 30, 2008 decreased by 29%, or $1.1 million, to $2.7 million compared to $3.8 million for the three-month period ended April 1, 2007. We ended the first quarter of 2008 with $34.7 million in cash, cash equivalents and marketable securities compared to $36.2 million at December 30, 2007, and $38.2 million at April 1, 2007. This balance reflects the use in the first quarter of 2008 of $5.2 million for capital expenditures and $486,000 to repay debt obligations, offset by $3.5 million of borrowings under our line of credit, proceeds of $423,000 from the exercise of employee stock options and purchases under our employee stock purchase plan, and $167,000 of cash generated from operating activities.

Results of Operations

Net Sales

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007
	(in thousands, except per order data)
Total net sales	$120,637	9.9%	$109,765
Total customer orders shipped	1,588	7.5%	1,477
Average net sales per order	$76	2.2%	$74

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

The year-over-year increase in total net sales for the first quarter of 2008 resulted from an increase in order volume and average net sales per order. Order volume increased to 1.6 million orders in the first quarter of 2008 compared to 1.5 million orders in the first quarter of 2007, primarily driven by growth in our OTC segment, and to a lesser extent, growth in our local pick-up pharmacy segment, offset by a decline in orders from our mail-order pharmacy segment. In the first quarter of 2008, our average net sales per order increased to $76 compared to $74 in the first quarter of 2007, primarily driven by increases in average net sales per order in our OTC and vision segments, and to a lesser extent, increases in net sales per order in our local pick-up and mail-order pharmacy segments. Compared to the first quarter of 2007, net sales in our OTC segment increased by $8.6 million, or 15%, net sales in our vision segment increased by $1.9 million, or 14%, net sales in our local pick-up pharmacy segment increased by $1.6 million, or 6%, partially offset by a decrease in net sales in our mail-order pharmacy segment of $1.2 million, or 9%. In the first quarter of 2008, revenues from repeat customers remained consistent at 81% compared to the first quarter of 2007.

OTC Net Sales

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007
	(in thousands, except per order data)
OTC net sales	$64,851	15.3%	$56,262
Segmented net sales information:
% of total net sales from OTC	53.8%		51.3%
Average net sales per order	$58	4.2%	$56

The year-over-year increase in net sales in our OTC segment for the first quarter of 2008 resulted from an increase in order volume and average net sales per order. The number of orders in our OTC segment grew by 11% to 1.1 million in the first quarter of 2008 compared to 1.0 million in the first quarter of 2007, primarily driven by increased orders from both new and repeat customers resulting from our increasing active customer base and our continued efforts to attract new customers and improve our customer retention and conversion. The average net sales per order increased in the first quarter of 2008 compared to 2007, as a result of a shift in product mix to higher-priced products, while the number of items per order declined slightly year-over-year.

Vision Net Sales

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007
	(in thousands, except per order data)
Vision net sales	$15,436	13.9%	$13,552
Segmented net sales information:
% of total net sales from vision	12.8%		12.3%
Average net sales per order	$108	12.3%	$96

The year-over-year increase in net sales in our vision segment for the first quarter of 2008 resulted from an increase in average net sales per order and to a lesser extent, increased order volume. The increase in the average net sales per order was driven primarily from a shift in product mix to higher-priced contact lenses and an increase in the average number of items per order, as a result of increased promotional offers to encourage customers to purchase annual supply quantities. The number of orders in this segment increased to 143,000 in the first quarter of 2008 compared to 141,000 in the first quarter of 2007, as a result of an increase in orders from new customers.

Mail-Order Pharmacy Net Sales

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007

	(in thousands, except per order data)
Mail-order pharmacy net sales	$12,281	-8.9%	$13,478
Segmented net sales information:
% of total net sales from mail-order pharmacy	10.2%		12.3%
Average net sales per order	$164	2.1%	$161

The year-over-year decrease in net sales in our mail-order pharmacy segment for the first quarter of 2008 resulted from a decrease in order volume, partially offset by an increase in the average net sales per order. The number of orders in this segment decreased to 75,000 in the first quarter of 2008 compared to 84,000 in the first quarter of 2007, resulting from a decrease in orders from both new and repeat customers. Included in net sales of our mail-order pharmacy segment in the first quarter of 2008 were wholesale orders to one party totaling $963,000, which increased our average net sales per order by $13, and included in net sales in the first quarter of 2007 were wholesale orders to one party totaling $614,000, which increased our average net sales per order by $7. Excluding the wholesale orders, average net sales per order decreased by $2 year-over-year, as a result of a decrease in prescription sales of higher-priced brand name drugs compared to lower-priced generic prescription drugs.

Local Pick-up Pharmacy Net Sales

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007
	(in thousands, except per order data)
Local pick-up pharmacy net sales	$28,069	6.0%	$26,473
Segmented net sales information:
% of total net sales from local pick-up pharmacy	23.3%		24.1%
Average net sales per order	$106	0.9%	$105

The year-over-year increase in net sales in our local pick-up pharmacy segment for the first quarter of 2008 resulted from an increase in order volume and average net sales per order. The number of orders in this segment increased to 264,000 in the first quarter of 2008 compared to 251,000 in the first quarter of 2007, as a result of an increase in new and repeat customer orders. Orders in this segment are driven by Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars and e-mail refill reminders, and by Rite Aid adding additional stores. The average net sales per order increased as a result of an increase in the price per prescription paid for brand name drugs, partially offset by selling a higher proportion of generic drugs, which have a lower per prescription price.

Customer Data

Approximately 374,000 new customers placed orders during the first quarter of 2008, increasing our total customer base to approximately 10.2 million customers since inception. Orders from repeat customers as a percentage of total orders remained consistent at 76% in the first quarter of 2008 and 2007, as a result of an increase in our trailing 12-month active customer base offset by a decline in orders from repeat customers in our mail-order pharmacy segment. Active customer base includes those customers who have purchased at least once within the last 12 months. Both the active customer base (a trailing 12-month number) and average annual spend per active customer exclude net sales and orders generated by our CNS fulfillment relationship with Weil, and reflect only the activity of customers making purchases through the web sites of drugstore.com and its subsidiaries.

Cost of Sales and Gross Margin

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007
	($ in thousands)
Cost of sales	$91,723	7.8%	$85,062
Gross margin dollars	$28,914	17.0%	$24,703
Gross margin percentage	24.0%		22.5%

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

The year-over-year increase in cost of sales in absolute dollars in the first quarter of 2008 compared to the first quarter of 2007 resulted from growth in order volume and net sales. Total gross margin percentage increased year-over-year, resulting from both a favorable shift in our product mix to higher margin OTC net sales, and to a lesser extent, vision net sales, and improved margins in our OTC, mail-order pharmacy and local pick-up pharmacy segments.

Shipping

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007
	($ in thousands)
Shipping activity:
Shipping revenue	$3,940	4.5%	$3,770
Shipping costs	($6,678)	15.4%	($5,787)
Net shipping loss	($2,738)	35.7%	($2,017)
Percentage of net sales:
Shipping revenue	3.3%		3.4%
Shipping costs	-5.5%		-5.3%
Net shipping loss	-2.3%		-1.8%

Our net shipping loss increased in absolute dollars and as a percentage of net sales in the first quarter of 2008 compared to the first quarter of 2007, as a result of a higher mix of OTC orders, which have a higher net shipping loss than orders in our other business segments. In late 2007, we renegotiated lower contractual rates from our largest shipping carrier and in early 2008, we implemented our zone shipping program, which we anticipate will have a favorable impact on our net shipping loss in 2008. We include in net sales our revenues from shipping charges to customers and we include in cost of sales outbound shipping costs. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007

	($ in thousands)
OTC cost of sales	$45,013	13.5%	$39,651
Segmented cost of sales information:
OTC gross margin dollars	$19,838	19.4%	$16,611
OTC gross margin percentage	30.6%		29.5%

The year-over-year increase in cost of sales in our OTC segment in absolute dollars for the first quarter of 2008 resulted from increased order volume and net sales. The year-over-year increase in gross margin percentage for the first quarter of 2008 compared to the first quarter of 2007, resulted from improvements in product margins in a majority of our product categories as a result of our ongoing pricing and sourcing profitability initiatives, and to a lesser extent, a shift in product mix to higher margin product categories.

Vision Cost of Sales and Gross Margin

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007

	($ in thousands)
Vision cost of sales	$12,028	14.6%	$10,496
Segmented cost of sales information:
Vision cost gross margin dollars	$3,408	11.5%	$3,056
Vision cost gross margin percentage	22.1%		22.6%

The year-over-year increase in cost of sales in our vision segment in absolute dollars for the first quarter of 2008 resulted primarily from a shift in product mix to sales of higher-cost contact lenses and a slight increase in order volume. The year-over-year decrease in gross margin percentage for the first quarter of 2008 compared to the first quarter of 2007, resulted from increased discounts from promotional offers and pricing decreases for certain products, none of which were material.

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007

	($ in thousands)
Mail-order pharmacy cost of sales	$10,142	-10.4%	$11,313
Segmented cost of sales information:
Mail-order pharmacy gross margin dollars	$2,139	-1.2%	$2,165
Mail-order pharmacy gross margin percentage	17.4%		16.1%

The year-over-year decrease in cost of sales in our mail-order pharmacy segment in absolute dollars for the first quarter of 2008 resulted from a decrease in order volume and net sales. The year-over-year increase in gross margin percentage for the first quarter of 2008 compared to the first quarter of 2007, resulted from a shift in sales mix to higher margin generic drugs compared to lower margin brand name drugs, and our ongoing review of pricing and profitability of pharmaceutical products.

Local Pick-up Pharmacy Cost of Sales and Gross Margin

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007

	($ in thousands)
Local pick-up pharmacy cost of sales	$24,540	4.0%	$23,602
Segmented cost of sales information:
Local pick-up gross margin dollars	$3,529	22.9%	$2,871
Local pick-up gross margin percentage	12.6%		10.8%

The year-over-year increase in cost of sales in our local pick-up pharmacy segment in absolute dollars in the first quarter of 2008 resulted from an increase in order volume and net sales. The year-over-year increase in gross margin percentage for the first quarter of 2008 compared to the first quarter of 2007, resulted from selling a higher proportion of higher margin generic drugs compared to lower margin brand name drugs.

Fulfillment and Order Processing Expenses

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007
	($ in thousands)
Fulfillment and order processing expenses	$12,150	10.7%	$10,974
Percentage of net sales	10.1%		10.0%
Fixed and variable cost information:
Variable costs	$8,787	6.8%	$8,224
Fixed costs	$3,363	22.3%	$2,750

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

Variable fulfillment and order processing expenses increased by $563,000 in the first quarter of 2008 compared to the first quarter of 2007, primarily as a result of an 11% increase in order volume in our OTC segment. Fixed fulfillment and order processing expenses increased by $613,000 in the first quarter of 2008 compared to the first quarter of 2007, primarily as a result of increased facility related costs of $443,000 due to the addition of our inventory storage facility in the second half of 2007, and increased consulting fees of $175,000 related to process improvements and projects in our primary distribution facility. Fulfillment and order processing expenses as a percentage of net sales remained consistent at 10% in the first quarter of 2008 compared to the first quarter of 2007.

Marketing and Sales Expenses

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007

	($ in thousands)
Marketing and sales expenses	$8,886	9.9%	$8,089
Percentage of net sales	7.4%		7.4%

Marketing and sales expenses include advertising expenses, promotional expenditures, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. Advertising and promotional costs were $6.3 million and $5.5 million the first quarters of 2008 and 2007, respectively.

Marketing and sales expenses increased in absolute dollars but remained consistent as a percentage of net sales in the first quarter of 2008 compared to the first quarter of 2007. The increase in absolute dollars was due to an increase of $641,000 primarily in paid search, affiliate and portal costs, resulting from a higher mix of paid orders compared to free orders and an increase in our cost per order, and public relations expense increased by $126,000, as a result of increased activities related to our prestige beauty business. Marketing and sales expense per new customer remained flat at $24 in the first quarter of 2008 compared to the first quarter of 2007.

Technology and Content Expenses

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007
	($ in thousands)
Technology and content expenses	$5,203	10.3%	$4,715
Percentage of net sales	4.3%		4.3%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and enhancements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

Technology and content expenses increased in absolute dollars but remained consistent as a percentage of net sales in the first quarter of 2008 compared to the first quarter of 2007. The increase in absolute dollars was primarily due to increases in employee related costs of $272,000, resulting from increased headcount, and increases in depreciation expense of $182,000, resulting from the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure.

General and Administrative Expenses

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007
	($ in thousands)
General and administrative expenses	$5,394	14.5%	$4,709
Percentage of net sales	4.5%		4.3%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses increased in both absolute dollars and as a percentage of net sales in the first quarter of 2008 compared to the first quarter of 2007. The increases were primarily due to an increase in professional fees of $905,000, related to consulting projects focused on our profitability initiatives, an increase of $161,000 related to estimated uncollected sales taxes and interest incurred prior to the unfavorable ruling on our NJ sales tax case in March 2008, partially offset by a $300,000 decrease in employee related expenses including stock-based compensation, which includes a reduction in costs from a non-recurring charge from the first quarter of 2007 of $190,000 related to the departure of our chief financial officer and the search for his replacement, and a reduction to expense for certain stock awards being fully amortized in the prior year.

Amortization of Intangible Assets

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007
	($ in thousands)
Amortization of intangible assets	$245	-44.8%	$444

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS and Acumins, Inc., and assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names, and trademarks.

The year-over-year decrease in amortization expense for the first quarter of 2008 resulted from certain intangible assets being fully amortized in 2007.

Interest Income and Expense

	Three Months Ended
	March 30, 2008	% Change	April 1, 2007
	($ in thousands)
Interest income, net	$279	-38.0%	$450

Interest income consists of earnings on our cash, cash equivalents and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. The year-over-year decrease in net interest income for the first quarter of 2008 was a result of receiving lower returns on cash, cash equivalents and marketable securities balances compared to the first quarter of 2007.

Income Taxes

There was no provision or benefit for income taxes for the three-month periods ended March 30, 2008 and April 1, 2007 due to our ongoing operating losses.

Significant Accounting Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant accounting policies are included in Note 1 of our consolidated financial statements included in Part I of our annual report on Form 10-K for the fiscal year ended December 30, 2007. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations.

Off-Balance Sheet Transactions

We have not entered into any off-balance sheet transactions.

Liquidity and Capital Resources

We have incurred net losses of $764.5 million since inception. To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses in the second quarter of 2008, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock. From our inception through March 30, 2008, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $421.1 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the three-month periods ended March 30, 2008 and April 1, 2007.

	Three Months Ended
	March 30, 2008	$ Change	April 1, 2007

	(in thousands)
Cash provided by (used in) operating activities	$167	$672	$(505)
Cash (used in) investing activities	$(1,528)	$19	$(1,547)
Cash provided by financing activities	$3,437	$3,151	$286
Net increase (decrease) in cash and cash equivalents	$2,076	$3,842	$(1,766)

Net cash provided by operating activities for the three-month period ended March 30, 2008 was $167,000, and reflected a net loss of $2.7 million, offset by adjustments for non-cash expenses consisting of depreciation and amortization of $2.9 million and stock-based compensation of $2.1 million. In addition, inventories decreased $1.5 million, accounts receivable increased $792,000 and accounts payable, accrued expenses and other liabilities decreased $3.0 million. These sources and uses of cash are primarily due to the timing of cash receipts and payments. Net cash used in operating activities for the three-month period ended April 1, 2007 was $505,000, and reflected a net loss of $3.8 million, offset by adjustments for non-cash expenses consisting of depreciation and amortization of $2.9 million and stock-based compensation of $2.4 million. In addition, inventories decreased $649,000, prepaid marketing expenses and other current assets increased by $568,000, accounts receivable increased $322,000 and accounts payable, accrued expenses and other liabilities decreased $1.8 million. These sources and uses of cash are primarily due to the timing of cash receipts and payments.

Net cash used in investing activities for the three-month periods ended March 30, 2008 and April 1, 2007 are primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, offset by the sales and maturities of marketable securities. Cash used in investing activities decreased slightly year-over-year as a result of an increase in the acquisition of fixed assets of $3.0 million and purchases of marketable securities of $7.6 million offset by the sales and maturities of marketable securities of $10.7 million

Net cash provided by financing activities for the three-month period ended March 30, 2008 was attributable to borrowings under our revolving bank line of credit of $3.5 million and proceeds received from exercises of employee stock options and purchases under our employee stock purchase plan of $0.4 million, partially offset by the repayment of debt obligations of $0.5 million. Net cash provided by financing activities for the three-month period ended April 1, 2007 was attributable to proceeds received from exercises of employee stock options and purchases under our employee stock purchase plan of $0.7 million and borrowings under our revolving bank line of credit of $0.3 million, partially offset by the repayment of debt obligations of $0.7 million. Cash provided by financing activities increased year-over-year primarily as a result of increased borrowings under our revolving bank line of credit.

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

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the year ended December 30, 2007.

In March 2008, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matures in March 2009. The agreement allows for the conversion of up to $5.0 million of the outstanding balance into a term loan within 60 days of maturity. As of March 30, 2008, borrowings under the existing line of credit totaling $5.0 million and existing term loans totaling $972,222 were converted into a one term loan totaling $6.0 million under the amended and restated loan and security agreement. The term loan will be paid in 36 monthly installments and accrues interest at the prime rate plus .50% (5.75% at March 30, 2008).

As of March 30, 2008 we did not have any future material noncancelable commitments to purchase goods or services.

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

Management Outlook

For the second quarter of fiscal year 2008, we are targeting net sales in the range of $118.0 million to $122.0 million and a net loss in the range of $2.0 million to $3.0 million.

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

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $6.0 million at March 30, 2008, and the highest interest rate attributable to this outstanding balance was 5.75% at March 30, 2008. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities. As of March 30, 2008, we had $14.1 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of March 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

During the quarter ended March 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, in this Form 10-Q.

Changes in Internal Controls

On May 5, 2008, Thère du Pont, our Senior Vice President of Operations and Chief Financial Officer resigned effective May 29, 2008, and the Company promoted Tracy Wright to Chief Finance Officer and Robert Potter to Chief Accounting Officer to fill Mr. du Pont’s role as CFO. Management has taken and is taking the necessary steps to monitor and maintain the appropriate level of internal controls during this transition period, and does not believe that there have been any material adverse impacts to our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 of our consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

The risk factor disclosure included under Item 1A of our Annual Report on Form 10-K for the fiscal year end December 30, 2007, filed with the Securities and Exchange Commission on March 14, 2008 (the “Form 10-K”) has not materially changed other than as set forth below.

We have a history of generating significant losses, and may never be profitable.

We have incurred net losses of $764.5 million through March 30, 2008. To date, we have not become profitable, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses in the second quarter of 2008, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

Changes in our senior management may have an adverse effect on our ability to execute our business strategy.

Our success depends largely on the efforts and abilities of our senior management to execute our business plan. Changes in our senior management have been, and future changes, such as our impending change of chief financial officer, may be, disruptive to our business and may adversely affect our operations. For example, changes in senior management positions could adversely affect our ability to execute our existing business strategies or plans or cause us to adopt less successful business strategies or plans than we are currently pursuing. Our business could suffer as a result.

The information above updates and should be read in conjunction with the discussion of our risk factors contained in Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 10, 2008, we issued to certain consultants two fully vested warrants to purchase 50,000 shares of our common stock (in total, 100,000 shares) at $2.53 per share, expiring in March 2018, in conjunction with the performance of services under a consulting agreement. The issuance of these warrants was exempt from registration under the Securities Act of 1933, as amended, as a private offering under Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 7, 2005 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2006 (SEC File No. 000-26137)).

10.1	Amendment to the Main agreement between drugstore.com, inc. and Rite Aid Corporation dated April 30, 2008.

31.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eleuthère I. du Pont, Sr. Vice President of Operations and Chief Financial Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Eleuthère I. du Pont, Sr. Vice President of Operations and Chief Financial Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC.
(Registrant)

By:	/s/ Eleuthère I. du Pont
Sr. Vice President of Operations and Chief Financial Officer

May 9, 2008