Form 10-Q
period 2008-06-29
DRUGSTORE COM INC
filed 2008-08-08
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

or

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

As of August 1, 2008, the registrant had 96,534,642 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three and six months ended June 29, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$122,787	$110,412	$243,424	$220,177
Costs and expenses:
Cost of sales	93,308	85,317	185,031	170,379
Fulfillment and order processing	12,184	10,656	24,334	21,630
Marketing and sales	8,821	7,872	17,707	15,961
Technology and content	5,736	4,475	10,939	9,190
General and administrative	4,900	5,157	10,294	9,866
Amortization of intangible assets	210	306	455	750

Total costs and expenses	125,159	113,783	248,760	227,776

Operating loss	(2,372)	(3,371)	(5,336)	(7,599)
Interest income, net	100	356	379	806

Net loss	$(2,272)	$(3,015)	$(4,957)	$(6,793)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.05)	$(0.07)

Weighted average shares outstanding used to compute basic and diluted net loss per share	96,478,573	95,006,512	96,435,655	94,753,321

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 29, 2008	December 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,315	$18,572
Marketable securities	18,931	17,677
Accounts receivable, net of allowances	41,706	38,063
Inventories	31,465	31,501
Prepaid marketing expenses	2,302	2,327
Other current assets	2,834	3,605

Total current assets	113,553	111,745
Fixed assets, net	29,147	25,501
Other intangible assets, net	4,143	4,598
Goodwill	32,202	32,202
Prepaid marketing expenses and other	222	1,362

Total assets	$179,267	$175,408

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,892	$61,414
Accrued compensation	4,913	4,657
Accrued marketing expenses	4,004	3,988
Other current liabilities	4,362	4,312
Current portion of long-term debt obligations	3,048	3,179

Total current liabilities	79,219	77,550

Long-term debt obligations, less current portion	4,016	1,221
Deferred income taxes	950	947
Other long-term liabilities	1,326	1,322
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 96,478,573 and 96,296,687 shares issued and outstanding	860,548	856,193
Accumulated other comprehensive income	17	27
Accumulated deficit	(766,809)	(761,852)

Total stockholders’ equity	93,756	94,368

Total liabilities and stockholders’ equity	$179,267	$175,408

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Operating Activities:
Net loss	$(2,272)	$(3,015)	$(4,957)	$(6,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,776	1,911	4,852	3,802
Amortization of marketing and sales agreements	572	573	1,145	1,145
Amortization of intangible assets	210	306	455	750
Stock-based compensation	1,848	2,536	3,932	4,967
Other	(9)	(6)	(15)	(6)
Changes in:
Accounts receivable	(2,851)	748	(3,643)	426
Inventories	(1,438)	391	36	1,040
Prepaid marketing expenses and other current assets	595	343	796	(225)
Accounts payable, accrued expenses, and other liabilities	4,802	(690)	1,799	(2,514)

Net cash provided by operating activities	4,233	3,097	4,400	2,592

Investing Activities:
Purchases of marketable securities	(20,560)	(11,955)	(35,344)	(19,101)
Sales and maturities of marketable securities	15,660	10,690	34,098	18,465
Purchases of fixed assets	(2,934)	(2,954)	(8,116)	(5,130)

Net cash used in investing activities	(7,834)	(4,219)	(9,362)	(5,766)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	—	1,270	423	1,933
Borrowings on line of credit	—	—	3,500	300
Principal payments on capital leases and term loan obligations	(732)	(718)	(1,218)	(1,395)

Net cash provided by (used in) financing activities	(732)	552	2,705	838

Net decrease in cash and cash equivalents	(4,333)	(570)	(2,257)	(2,336)
Cash and cash equivalents at beginning of period	20,648	11,627	18,572	13,393

Cash and cash equivalents at end of period	$16,315	$11,057	$16,315	$11,057

Supplemental Cash Flow Information:
Equipment acquired in capital lease agreements	$290	$4	$382	$282

Cash paid during the period for interest	$172	$134	$291	$252

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of the Business

drugstore.com, inc. (drugstore.com) is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, sexual well-being, household, and other non-prescription products and prescription medications through our web store located at www.drugstore.com. We also offer prestige beauty products through our web store located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com , www.lensmart.com, and www.lensquest.com (which are also accessible through the drugstore.com website); and customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS). Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. Under the terms of an agreement with Rite Aid Corporation, or Rite Aid, customers are also able to order refill prescriptions for pickup at any Rite Aid store. We manage our business in four segments: over-the-counter (OTC), vision, mail-order pharmacy, and local pick-up pharmacy.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 162, Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations (SFAS 141R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the potential impact, if any, of FSP SFAS 142-3 on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 became effective as of the beginning of the first fiscal year beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 in our first fiscal quarter of 2008 did not have an impact on our consolidated financial statements. We did not elect the fair value measurement option under SFAS 159 for any of our financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations , and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not anticipate that the adoption of SFAS No. 141 (R) or SFAS No. 160 will currently have any material impact on our consolidated financial statements but will have an impact on any future business combinations consummated beginning in 2009.

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

We make an effort to utilize the best available information in measuring fair value. Our money market funds, which are considered cash and cash equivalents, and our marketable securities, which are considered available-for-sale, are recorded at fair value. We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the issuer, and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge against net earnings. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our money market funds are Level 1 and our marketable securities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of June 29, 2008 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$14,760	$14,760	$—	$—
U.S. government agency obligations (2)	14,489	—	14,489	—
Corporate notes and bonds (2)	4,442	—	4,442	—

Total assets	$33,691	$14,760	$18,931	$—

(1)	Included in cash and cash equivalents in the consolidated balance sheets. Quoted market prices in active markets were used to determine fair values.

(2)	Included in marketable securities in the consolidated balance sheets. Observable market prices in less active markets or quoted market prices for similar instruments were used to determine fair values.

4.	Net Loss Per Share

We compute net loss per share using the weighted average number of shares of common stock outstanding. We exclude shares associated with stock options, warrants, and our employee stock purchase plan from the calculation of diluted net loss per share, as their effects are anti-dilutive.

As of June 29, 2008 and July 1, 2007, there were 18,339,806 and 18,058,740 shares, respectively, of common stock subject to outstanding stock options and 900,000 and 815,000 shares, respectively, of common stock subject to warrants, all of which we excluded from the computation of diluted net loss per share, as their effect was anti-dilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

5.	Stockholders’ Equity

Stock-Based Benefit Plans

1998 Stock Plan – Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), our board of directors could grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of drugstore.com. Options under this plan generally vest over four years, as follows: 20% of the shares vest after six months, and the remaining 80% vest quarterly over the subsequent 42 months. Option grants generally had exercise prices equal to the fair market value of the common stock on the date of grant and expire ten years from the date of grant. In June 2008, the 1998 Stock Plan was replaced with the 2008 Equity Incentive Plan (2008 Equity Plan) and no further awards have been or will be granted under the 1998 Stock Plan. The 1998 Stock Plan, however, will continue to govern awards previously granted under that plan and any outstanding options will continue to vest and will remain outstanding until they are exercised, are forfeited, or expire.

2008 Equity Incentive Plan – In June 2008, our stockholders approved the 2008 Equity Plan, which replaced our 1998 Stock Plan. Under the terms of the 2008 Equity Plan, our board of directors may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, and other stock or cash awards to employees, directors, and consultants who provide services to drugstore.com. The board of directors has reserved 8,000,000 shares of our common stock for issuance under the 2008 Equity Plan, as well as up to 15,000,000 shares from stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited or that we repurchase. The shares may be authorized, but unissued, or reacquired common stock.

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

Under the 2008 Equity Plan, stock appreciation rights, which are the rights to receive the appreciation in fair market value of common stock between the exercise date and the date of grant, become exercisable at the times and on the terms established by the plan administrator. The plan administrator has complete discretion to determine the terms and conditions of stock appreciation rights granted under the 2008 Equity Plan; provided, however, that the exercise price may not be less than 100% of the fair market value of a share on the date of grant. The term of a stock appreciation right may not exceed ten years. Under the 2008 Equity Plan, the plan administrator may issue awards of restricted stock, restricted stock units, and performance units and performance shares at its sole discretion.

1999 Employee Stock Purchase Plan - Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees may purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year. During the six-month period ended June 29,2008, employees purchased 35,978 shares of our common stock under the 1999 ESPP in exchange for approximately $87,000, and during the six-month period ended July 1, 2007, employees purchased 55,193 shares of our common stock under the 1999 ESPP in exchange for approximately $130,000.

Warrants

In June 2008, we issued a fully vested warrant to purchase 50,000 shares of our common stock at $2.53 per share, expiring in June 2018, in conjunction with a consulting agreement. The fair value of the warrant, determined using the Black-Scholes option pricing model, was $69,000 and was recorded in general and administrative expenses in the consolidated statements of operation.

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

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Fulfillment and order processing	$103	$186	$288	$461
Marketing and sales	417	372	732	786
Technology and content	246	285	604	643
General and administrative	1,082	1,693	2,308	3,077

Total	$1,848	$2,536	$3,932	$4,967

Stock Option Activity

The following table summarizes activity under our 1998 Stock Plan and 2008 Equity Plan:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term
Outstanding at December 30, 2007	16,742,358	$3.48

Options granted	2,821,190	$2.63
Options exercised	(30,908)	$2.09
Options forfeited	(1,192,834)	$4.73

Outstanding at June 29, 2008	18,339,806	$3.27

Vested and expected to vest at June 29, 2008	12,854,660	$3.37	6.88

Exercisable at June 29, 2008	8,911,160	$3.57	6.32

6.	Line of Credit and Debt Obligations

In March 2008, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matures in March 2009. The agreement allows for the conversion of up to $5.0 million of the outstanding balance into a term loan within 60 days of maturity. In March 2008, borrowings under the existing line of credit totaling $5.0 million and existing term loans totaling $972,222 were converted into one term loan totaling $6.0 million under the amended and restated loan and security agreement. The term loan is payable in 36 monthly installments and accrues interest at the prime rate plus .50% (5.50% at June 29, 2008). The balance outstanding under the term loan totaled $5.5 million as of June 29, 2008.

7.	Commitments and Contingencies

Legal Proceedings

1-800 Contacts Litigation. On February 26, 2008, 1-800 Contacts, Inc. (1-800 Contacts) filed an action in the U.S. District Court for the District of Utah, Central Division against us and our subsidiary Vision Direct alleging direct and contributory trademark infringement and dilution under federal and state law, unfair competition, intentional interference with economic relations, and unjust enrichment. One day later, on February 27, 2008, 1-800 Contacts filed a separate action in the U.S. District Court for the Southern District of New York against Vision Direct alleging breach of a 2004 settlement agreement between Vision Direct and 1-800 Contacts. In both actions, 1-800 Contacts seeks monetary damages as well as injunctive relief. In the Utah action, we filed a motion to dismiss for improper venue or, in the alternative, to transfer the case to the U.S. District Court for the Southern District of New York. This motion is fully briefed and oral argument is scheduled for August 11, 2008. In the New York action, we filed an answer denying that 1-800 Contacts is entitled to the relief requested and counterclaims asserting, among other things, that 1-800 Contacts’ pursuit of the Utah action constitutes a violation of the settlement agreement’s forum selection clause. 1-800 Contacts filed a Motion to Dismiss our counterclaims, which motion is now fully briefed. Discovery has not begun in either action. We believe 1-800 Contacts’ claims are without merit and intend to defend against them vigorously.

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

Fair Credit Reporting Act Class Action Litigation. On February 26, 2008, Aaron Burgess and John James Garland filed a class action lawsuit against us in the U.S. District Court for the Western District of Washington at Seattle alleging breach of a provision of the Fair Credit Reporting Act (“FCRA”) related to the printing of credit card receipts. The lawsuit seeks statutory and punitive damages. We were served with the complaint on March 7, 2008 and filed our answer on April 17, 2008. In May 2008, Congress passed legislation that clarified FCRA and rendered the lawsuit moot. As such, plaintiffs filed a motion to dismiss with prejudice. On May 28, 2008, the Order of Dismissal was entered, and the litigation ended.

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the aggregate amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. On February 19, 2008, we were informed of the decision by the Tax Court of New Jersey against us in the case of drugstore.com, inc. vs. Director, Division of Taxation (the NJ Tax Case). We did not believe that it was required to collect sales taxes on sales made to customers in New Jersey based on applicable law. In its decision, the Tax Court of New Jersey ruled otherwise. Prior to this ruling we had not collected sales tax in New Jersey. We filed our Notice of Appeal of the Tax Court’s decision on March 31, 2008 and we are considering our other legal options. A briefing schedule with the Superior Court of New Jersey, Appellate Division, has been set, and we anticipate the appeal will be fully briefed by mid-September 2008. Effective March 2008, we began collecting and remitting sales tax on taxable New Jersey sales. Given the decision, we believe that it is probable that we have incurred a liability of $2.5 million for estimated taxes and interest. Accordingly, we recorded an expense in general and administrative expenses in the consolidated statement of operations during the year ended December 30, 2007. The liability is an estimate of the New Jersey tax obligation for the 2000 and 2001 assessment that gave rise to the NJ Tax Case, as well as for all subsequent years through 2007. For the three-and six- months ended June 29, 2008, we have recorded an additional $73,000 and $234,000, respectively, of estimated uncollected taxes related to 2008 and interest.

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

We have four reporting segments: OTC, vision, mail-order pharmacy, and local pick-up pharmacy. The OTC segment is comprised of the sales and related costs of selling all non-prescription products through our web stores, customized nutritional supplement programs through CNS, and net sales of consignment products. Our vision segment is comprised of sales and the related costs of selling contact lenses through Vision Direct. The mail-order pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com web store for mail-order delivery. The local pick-up pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com web store and the RiteAid.com web store for pick-up at a local Rite Aid store. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing, and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume).

The information presented below for these segments is information our management uses in evaluating operating performance.

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands)		(in thousands)
Over-the-Counter (OTC):
Net sales	$64,911	$57,527	$129,762	$113,789
Cost of sales	45,099	40,810	90,112	80,461
Variable order costs (a)	5,869	5,180	11,834	10,548

Contribution margin (b)	$13,943	$11,537	$27,816	$22,780

Vision:
Net sales	$15,850	$13,795	$31,286	$27,347
Cost of sales	12,238	10,475	24,266	20,971
Variable order costs (a)	747	651	1,490	1,298

Contribution margin (b)	$2,865	$2,669	$5,530	$5,078

Mail-Order Pharmacy:
Net sales	$11,487	$12,451	$23,768	$25,929
Cost of sales	9,342	10,466	19,484	21,779
Variable order costs (a)	904	952	1,833	2,073

Contribution margin (b)	$1,241	$1,033	$2,451	$2,077

Local Pick-Up Pharmacy:
Net sales (c)	$30,539	$26,639	$58,608	$53,112
Cost of sales	26,629	23,566	51,169	47,168
Variable order costs (a)	1,238	1,101	2,388	2,189

Contribution margin (b)	$2,672	$1,972	$5,051	$3,755

Consolidated:
Net sales	$122,787	$110,412	$243,424	$220,177
Cost of sales	93,308	85,317	185,031	170,379
Variable order costs (a)	8,758	7,884	17,545	16,108

Consolidated contribution margin (b)	$20,721	$17,211	$40,848	$33,690

Less:
Fixed fulfillment and order processing (d)	$3,451	$2,794	$6,845	$5,561
Marketing and sales (e)	8,796	7,850	17,651	15,922
Technology and content	5,736	4,475	10,939	9,190
General and administrative	4,900	5,157	10,294	9,866
Amortization of intangible assets	210	306	455	750

Operating loss	$(2,372)	$(3,371)	$(5,336)	$(7,599)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, credit card fees, and those royalty costs that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs.

(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. We calculate it as net sales less the direct cost of goods sold, the incremental (variable) fulfillment and order processing costs of delivering orders to our customers, and variable royalty costs.

(c)	Net sales in our local pick-up pharmacy segment include co-payments totaling $6.4 million and $5.8 million for the three-month periods ended June 29, 2008 and July 1, 2007, respectively, and $12.5 million and $11.7 million for the six-month periods ended June 29, 2008 and July 1, 2007, respectively.

(d)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

(e)	These amounts exclude variable royalty expenses of $25,000 and $22,000 for the three-month periods ended June 29, 2008, and July 1, 2007, respectively, and $56,000 and $39,000 for the six-month periods ended June 29, 2008 and July 1, 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended December 30, 2007.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this quarterly report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “expects,” “believes,” “targets,” “may,” “will,” “outlook,” “continue,” “could,” “would,” “should,” and similar expressions or any variation of such expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, changes in consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, changes in senior management, risks related to systems interruptions, possible governmental regulation, and the ability to manage a growing business. These factors described in this paragraph and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed in the sections entitled “Risk Factors ” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 30, 2007. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We believe that we offer a better way for consumers to shop for these products through our web stores, including those located on the Internet at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com, and www.lensquest.com.

Business Segments; Growth Strategies. We operate our business in four business segments: over-the-counter, or OTC, vision, mail-order pharmacy, and local pick-up pharmacy.

•

Over-the-counter (OTC). Our OTC segment includes all non-prescription products sold online through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com, and www.lensquest.com, or over the telephone at 1-800-DRUGSTORE or 1-800-VISIONDIRECT, including nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. We believe leveraging our strong capabilities in Internet marketing, merchandising, fulfillment, and customer care in the health, beauty, and wellness arena will be a key growth driver for our OTC segment. In the second half of 2008, we are focusing on key initiatives to accelerate OTC growth through strategic partnerships and international expansion.

•

Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com, or over the telephone at 1-800-VISIONDIRECT. We purchase our contact lens inventory directly from various manufacturers and other distributors. In the second half of 2008, we anticipate growth in our vision segment year-over-year as we continue to focus on balancing customer acquisition with net margin in order to maximize our profits.

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

In this segment, we focus our marketing efforts directly on consumers online and through doctors to maximize growth in our cash prescription and specialty pharmacy business. In addition to the sale of prescription drugs, we sell advertising on our website, to monetize the more than one million unique visitors per month researching drugs and other healthcare content provided on the site. In the second half of 2008, we anticipate that our mail-order pharmacy segment revenues may decline due to the acquisition of one of our PBMs, but anticipate year-over-year contribution margin improvements.

•

Local Pick-Up Pharmacy. Our local pick-up pharmacy business segment includes prescription refills sold online through the drugstore.com web store or the Rite Aid web store at www.RiteAid.com (which is powered by the drugstore.com web store) or over the telephone and picked up by customers at Rite Aid stores. In this segment, Rite Aid acts as our fulfillment partner. Our success in this segment depends on our ability to leverage our relationship with Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars, and e-mail refill reminders. We are currently in negotiations with Rite Aid regarding the terms of our existing local-pick up pharmacy agreement that expires in June 2009.

Revenues. We generate revenue primarily from product sales and shipping fees. For the three-month period ended June 29, 2008, we reported consolidated total net sales of $122.8 million, which reflected a $12.4 million, or 11%, increase over the three-month period ended July 1, 2007. For the six-month period ended June 29, 2008, we reported consolidated net sales of $243.4 million, which reflected a $23.2 million, or 11%, increase over the six-month period ended July 1, 2007. Our net sales growth was driven by a 9% year-over-year increase in our total order volume for the second quarter of 2008, to 1.6 million orders, and a 9% year-over-year increase in total order volume for the six-month period ended June 29, 2008, to 3.2 million orders. Our average net sales per order increased slightly to $76 for the three- and six-month periods ended June 29, 2008, from $75 for the three- and six-month periods ended July 1, 2007. Our revenues benefited from strong growth in our OTC segment, which grew net sales by 13% and 14%, respectively, year-over-year for the three- and six-month periods ended June 29, 2008. Our revenues also benefited from year-over-year growth of 15% and 14%, respectively, for the three- and six-month periods ended June 29, 2008 in our vision segment and 15% and 10%, respectively, in our local pick-up pharmacy segment. These increases were partially offset by a year-over-year decrease in mail-order pharmacy net sales of 8% for the three- and six-month periods ended June 29, 2008.

Expenses. Our operating expenses, including cost of goods sold, decreased slightly as a percentage of net sales to 102% during the three-month period ended June 29, 2008, from 103% for the three-month period ended July 1, 2007, and also decreased to 102% of net sales for the six-month period ended June 29, 2008 compared to 103% for the six-month period ended July 1, 2007. During the three- and six-month periods ended June 29, 2008 our overall cost of goods sold as a percentage of net sales decreased year-over-year by 130 basis points and 140 basis points, respectively, due to a favorable shift in our product mix to higher margin OTC sales, as well as improvements in our OTC, mail-order pharmacy, and local-pick up pharmacy margins. For the three-and six-month periods ended June 29, 2008, our improved gross margins were partially offset by increased fulfillment expenses resulting from increased professional fees primarily related to consulting services assisting in our profitability initiatives, increased marketing expenses resulting from increased order volumes and increased cost per order, and increased technology and content expenses as a result of ongoing improvements to our IT infrastructure. For the three-month period ended June 29, 2008, general and administrative expenses decreased primarily due to lower stock based compensation expenses partially offset by increased professional fees primarily related to consulting services assisting in our profitability initiatives, and for the three-month period ended July 1, 2007, general and administrative expenses increased as a result of increased professional fees partially offset by lower stock-based compensation.

Net Loss; Cash Position. Our net loss for the three-month period ended June 29, 2008 decreased by 25%, or $743,000 to $2.3 million, compared to $3.0 million for the three-month period ended July 1, 2007, and decreased by 27%, or $1.8 million, to $5.0 million, compared to $6.8 million for the six-month period ended July 1, 2007. We ended the second quarter of 2008 with $35.2 million in cash, cash equivalents, and marketable securities, compared to $36.2 million at December 31, 2007, and $38.9 million at July 1, 2007. This balance reflects cash generated from operating activities in the six-month period ended June 29, 2008 of $4.4 million, $3.5 million from borrowings under our line of credit, and proceeds of $423,000 from the exercise of employee stock options and purchases under our employee stock purchase plan, offset by $8.1 million used for capital expenditures, and $1.2 million to repay debt obligations.

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	(in thousands, except per order data)			(in thousands, except per order data)
Total net sales	$122,787	11.2%	$110,412	$243,424	10.6%	$220,177
Total customer orders shipped	1,616	9.4%	1,477	3,204	8.5%	2,954
Average net sales per order	$76	1.3%	$75	$76	1.3%	$75

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

Total net sales increased year-over-year primarily as a result of a 9% increase in order volume and an increase in our average net sales per order for the three- and six-month periods ended June 29, 2008. Revenues from repeat customers decreased to 81% of net sales in the three- and six month periods ended June 29, 2008, compared to 83% for the same periods of 2007, primarily as a result of a decrease in revenue from repeat customers in our vision and mail-order pharmacy segments. The year-over-year increase in average net sales per order for the three- and six-month periods ended June 29, 2008 resulted from improvements in all of our segments’ net sales per order. Compared to the three- and the six-month periods ended July 1, 2007, net sales in our OTC segment increased by $7.4 million and $16.0 million, net sales in our local pick-up pharmacy segment increased by $3.9 million and $5.5 million, and net sales in our vision segment increased by $2.1 million and $3.9 million, respectively. These increases were partially offset by decreases in net sales in our mail-order pharmacy segment of $1.0 million and $2.2 million, respectively.

OTC Net Sales

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	(in thousands, except per order data)			(in thousands, except per order data)
OTC net sales	$64,911	12.8%	$57,527	$129,762	14.0%	$113,789
Segmented net sales information:
% of total net sales from OTC	52.9%		52.1%	53.3%		51.7%
Average net sales per order	$58	1.8%	$57	$58	1.8%	$57

Net sales in our OTC segment increased year-over-year for the three- and six-month periods ended June 29, 2008 as a result of an increase in order volume and net sales per order. The number of orders in our OTC segment grew year-over-year by 11% to 1.1 million for the second quarter of 2008, compared to 1.0 million for the second quarter of 2007, with the average net sales per order for the second quarter of 2008 increasing year-over-year to $58 from $57. During the six-month period ended June 29, 2008, the number of OTC orders grew year-over year by 11% to 2.2 million, compared to 2.0 million in the same period of 2007, and the average net sales per order also increased to $58 from $57. The number of customer orders includes new and repeat orders made through the drugstore.com web store and the web stores of our subsidiaries and orders generated through our fulfillment agreement with Weil, under which we host a Weil-branded store and fulfill Weil vitamin orders made on the drugstore.com web store. The increase in OTC order volumes in 2008 compared to 2007 was driven by increased orders from both new and repeat customers as a result of our increasing active customer base and our continued efforts to improve customer retention and conversion by adding website enhancements and offering a broad selection of basic necessity items and hard-to-find specialty items through the addition of new SKUs that encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. The increase in the average net sales per order in our OTC segment in 2008 compared to 2007 resulted from selling higher-priced items, offset slightly by a decrease in the number of items per order.

Vision Net Sales

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	(in thousands, except per order data)			(in thousands, except per order data)
Vision net sales	$15,850	14.9%	$13,795	$31,286	14.4%	$27,347
Segmented net sales information:
% of total net sales from vision	12.9%		12.5%	12.8%		12.4%
Average net sales per order	$111	12.1%	$99	$109	12.4%	$97

Net sales in our vision segment increased year-over-year for the three- and six-month periods ended June 29, 2008 as a result of an increase in the average net sales per order, and to a lesser extent, an increase in orders. The increase in average net sales per order was driven primarily by offering volume discounts, which result in an increase in the average number of items sold per order, and to a lesser extent, selling higher priced, newer technology contact lenses and price increases for certain SKUs (none of which were individually material). The number of orders in this segment increased slightly to 143,000 for the three-month period ended June 29, 2008, compared to 140,000 for the three-month period ended July 1, 2007, and increased to 286,000 for the six-month period ended June 29, 2008, compared to 281,000 for the six-month period ended July 1, 2007 as a result of an increase in orders from new customers partially offset by a decrease in orders from repeat customers.

Mail-Order Pharmacy Net Sales

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	(in thousands, except per order data)			(in thousands, except per order data)
Mail-order pharmacy net sales	$11,487	-7.7%	$12,451	$23,768	-8.3%	$25,929
Segmented net sales information:
% of total net sales from mail-order pharmacy	9.3%		11.3%	9.8%		11.8%
Average net sales per order	$161	0.6%	$160	$162	1.3%	$160

Net sales in our mail-order pharmacy segment decreased year-over-year for the three- and six-month periods ended June 29, 2008 as a result of decreases in order volume, partially offset by a slight increase in the average net sales per order. Included in net sales of our mail-order pharmacy segment for the three-month periods ended June 29, 2008 and July 1, 2007 were wholesale orders to two parties totaling $388,000 and $336,000, respectively, which increased our average net sales per order by $5 and $4 in the second quarter. Included in net sales of our mail-order pharmacy segment for the six-month periods ended June 29, 2008 and July 1, 2007 were wholesale orders to two parties totaling $1.4 million and $950,000, respectively, which increased our average net sales per order by $9 and $6 in the six-month periods ended. The number of orders in this segment decreased 9% year-over-year to 71,000 for the three-month period ended June 29, 2008, compared to 78,000 for the same period in 2007, and decreased 10% year-over-year to 146,000 for the six-month period ended June 29, 2008, compared to 162,000 for the same period in 2007, as a result of decreases in repeat orders. Excluding the wholesale orders, the average net sales per order for the second quarter of 2008 remained flat compared to the same period in 2007, and decreased by $1 for the six-month period ended 2008 compared to the same period in 2007, as a result of a decrease in prescription sales of higher-priced brand name drugs compared to lower-priced generic prescription drugs.

Local Pick-up Pharmacy Net Sales

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	(in thousands, except per order data)			(in thousands, except per order data)
Local pick-up pharmacy net sales	$30,539	14.6%	$26,639	$58,608	10.3%	$53,112
Segmented net sales information:
% of total net sales from local pick-up pharmacy	24.9%		24.1%	24.1%		24.1%
Average net sales per order	$108	2.9%	$105	$107	1.9%	$105

Net sales in our local pick-up pharmacy segment increased year-over-year for the three- and six-month periods ended June 29, 2008 as a result of an increase in order volume and average net sales per order. The number of orders in this segment increased 12% year-over-year to 283,000 for the three-month period ended June 29, 2008, compared to 253,000 for the three-month period ended July 1, 2007, and increased 9% to 547,000 for the six-month period ended June 29, 2008, compared to 504,000 for the six-month period ended July 1, 2007 as a result of an increase in orders from new and repeat customers. Orders in this segment are driven by Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars, and e-mail refill reminders, and by Rite Aid’s adding additional stores. The average net sales per order increased year-over-year for the three- and six-months period ended June 29, 2008 as a result of an increase in the price per prescription for brand name drugs, partially offset by selling a higher proportion of generic drugs, which have a lower per prescription price.

Customer Data

Approximately 382,000 and 756,000 new customers placed orders during the three- and six-month periods ended June 29, 2008, respectively, increasing our total customer base to approximately 10.6 million customers since inception. Orders from repeat customers as a percentage of total orders decreased slightly year-over-year to 76% for the three- and six-months ended June 29, 2008, compared to 77% for the same periods in 2007, as a result of a decrease in repeat orders from our vision and mail-order pharmacy segments, partially offset by an increase in our trailing 12-month active customer base. Active customer base includes those customers who have purchased at least once within the last 12 months. Both the active customer base (a trailing 12-month number) and average annual spend per active customer exclude net sales and orders generated by our CNS fulfillment relationship with Weil, and reflect only the activity of customers making purchases through the web stores of drugstore.com and its subsidiaries.

Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	($ in thousands)			($ in thousands)
Cost of sales	$93,308	9.4%	$85,317	$185,031	8.6%	$170,379
Gross margin dollars	$29,479	17.5%	$25,095	$58,393	17.3%	$49,798
Gross margin percentage	24.0%		22.7%	24.0%		22.6%

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

Total cost of sales increased in absolute dollars in the three- and six-month periods ended June 29, 2008, compared to the three- and six-month periods ended July 1, 2007, as a result of growth in order volume and net sales. Total gross margin percentage increased year-over-year for the three- and six-month periods ended June 29, 2008, primarily as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment, and improved gross margins in our mail-order and local pick-up pharmacy segments.

Shipping

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	($ in thousands)			($ in thousands)
Shipping activity:
Shipping revenue	$3,960	0.0%	$3,962	$7,900	2.2%	$7,732
Shipping costs	($6,634)	5.5%	($6,291)	($13,312)	10.2%	($12,078)

Net shipping loss	($2,674)	14.8%	($2,329)	($5,412)	24.5%	($4,346)

Percentage of net sales:
Shipping revenue	3.2%		3.6%	3.2%		3.5%
Shipping costs	-5.4%		-5.7%	-5.5%		-5.5%
Net shipping loss	-2.2%		-2.1%	-2.2%		-2.0%

Our net shipping loss increased in absolute dollars and as a percentage of net sales in the three- and six-month periods ended June 29, 2008, compared to the same periods in 2007, as a result of a higher mix of OTC orders, which have a higher net shipping loss than orders in our other business segments, and increasing fuel surcharges. In late 2007, we renegotiated lower contractual rates from our largest shipping carrier, and in early 2008, we implemented our zone skipping program, which we anticipate will have a favorable impact on our net shipping loss in 2008. We include in net sales our revenues from shipping charges to customers and we include in cost of sales outbound shipping costs. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	($ in thousands)			($ in thousands)
OTC cost of sales	$45,099	10.5%	$40,810	$90,112	12.0%	$80,461
Segmented cost of sales information:
OTC gross margin dollars	$19,812		$16,717	$39,650		$33,328
OTC gross margin percentage	30.5%		29.1%	30.6%		29.3%

The year-over-year increase in cost of sales in our OTC segment in absolute dollars for the three- and six-month periods ended June 29, 2008 resulted from increased order volume and net sales. The year-over-year increase in gross margin percentage in this segment for the three- and six-month periods ended June 29, 2008 resulted primarily from improvements in product margins in a majority of our product categories as a result of our ongoing pricing and sourcing profitability initiatives, and to a lesser extent, a shift in product mix to higher margin product categories.

Vision Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	($ in thousands)			($ in thousands)
Vision cost of sales	$12,238	16.8%	$10,475	$24,266	15.7%	$20,971
Segmented cost of sales information:
Vision cost gross margin dollars	$3,612		$3,320	$7,020		$6,376
Vision cost gross margin percentage	22.8%		24.1%	22.4%		23.3%

The year-over-year increase in cost of sales in our vision segment in absolute dollars for the three- and six-month periods ended June 29, 2008 resulted from increased order volume and net sales. The year-over-year decrease in gross margin percentage in this segment for the three- and six-month periods ended June 29, 2008 resulted primarily from increased promotional offers, which increase the average net sales per order, but had an unfavorable impact on gross margin percentage.

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	($ in thousands)			($ in thousands)
Mail-order pharmacy cost of sales	$9,342	-10.7%	$10,466	$19,484	-10.5%	$21,779
Segmented cost of sales information:
Mail-order pharmacy gross margin dollars	$2,145		$1,985	$4,284		$4,150
Mail-order pharmacy gross margin percentage	18.7%		15.9%	18.0%		16.0%

The year-over-year decrease in cost of sales in our mail-order pharmacy segment in absolute dollars for the three- and six-month periods ended June 29, 2008 resulted from a decrease in order volume and net sales. The year-over-year increase in gross margin percentage in this segment for three- and six-month periods ended June 29, 2008 resulted primarily from a shift in sales mix to higher margin generic drugs compared to lower margin brand name drugs, and our ongoing review of pricing and profitability of pharmaceutical products.

Local Pick-up Pharmacy Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	($ in thousands)			($ in thousands)
Local pick-up pharmacy cost of Sales	$26,629	13.0%	$23,566	$51,169	8.5%	$47,168
Segmented cost of sales information:
Local pick-up gross margin dollars	$3,910		$3,073	$7,439		$5,944
Local pick-up gross margin Percentages	12.8%		11.5%	12.7%		11.2%

The year-over-year increase in cost of sales in our local pick-up pharmacy segment in absolute dollars in the three- and six-month periods ended June 29, 2008 resulted from an increase in order volume and net sales. The year-over-year increase in gross margin percentage in this segment for the three- and six-month periods ended June 29, 2008 resulted primarily from selling a higher proportion of higher margin generic drugs compared to lower margin brand name drugs.

Fulfillment and Order Processing Expenses

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	($ in thousands)			($ in thousands)
Fulfillment and order processing expenses	$12,184	14.3%	$10,656	$24,334	12.5%	$21,630
Percentage of net sales	9.9%		9.7%	10.0%		9.8%
Fixed and variable cost information:
Variable costs	$8,758	11.1%	$7,884	$17,545	8.9%	$16,108
Fixed costs	$3,426	23.6%	$2,772	$6,789	22.9%	$5,522

Fulfillment and order processing expenses include payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, per-unit fulfillment fees charged by Rite Aid for prescriptions ordered through the drugstore.com web store and picked up at a Rite Aid store, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center and call center facilities. Variable fulfillment costs represent the incremental (variable) costs of fulfilling, processing, and delivering the order that are variable based on sales volume.

Variable fulfillment and order processing expenses increased year-over-year for the three- and six month periods ended June 29, 2008 primarily as a result of an 11% increase in order volume in our OTC segment. Fixed fulfillment and order processing expenses increased for the three-and six month periods ended June 29, 2008 compared to the same periods in 2007, primarily as a result of increased facility related costs of $244,000 and $687,000, respectively, resulting from the addition of our inventory storage facility in the second half of 2007, increased depreciation expense of $229,000 and $224,000, respectively, related to equipment and software purchases for our primary distribution facility, and increased professional fees of $315,000 and $490,000, respectively, related to process improvement projects in our primary distribution facility, partially offset with a decrease in stock-based compensation of $83,000 and $173,000, respectively. Fulfillment and order processing expenses as a percentage of net sales increased for the three- and six-month periods ended June 29, 2008 compared to the same periods in 2007, as a result of an increase in fixed costs, partially offset by a year-over-year 100 basis point improvement in variable costs as a percentage of net sales due to increased efficiencies in our primary distribution facility.

Marketing and Sales Expenses

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	($ in thousands)			($ in thousands)
Marketing and sales expenses	$8,821	12.1%	$7,872	$17,707	10.9%	$15,961
Percentage of net sales	7.2%		7.1%	7.3%		7.2%

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytical tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising and service contracts. Advertising and promotional costs were $6.1 million and $12.4 million for the three- and six-month periods ended June 29, 2008, respectively, and were $5.6 million and $11.1 million for the three-and six-month periods ended July 1, 2007, respectively.

Marketing and sales expenses increased year-over-year both in absolute dollars and as a percentage of net sales for the three- and six-month periods ended June 29, 2008. The year-over-year increase in the three- and six-month periods ended June 29, 2008 resulted primarily from an increase of $667,000 and $1.3 million, respectively, in paid search, affiliate, and portal costs, resulting from an increase in order volume, a shift to a higher mix of paid orders compared to free orders, and increased employee related costs of $231,000 and $312,000, respectively. Marketing and sales dollars per new customer remained consistent in the second quarter of 2008 at $23, compared to the second quarter of 2007, but declined in the six-month period ended June 29, 2008 to $23, from $24 for the same period in 2007.

Technology and Content Expenses

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	($ in thousands)			($ in thousands)
Technology and content expenses	$5,736	28.2%	$4,475	$10,939	19.0%	$9,190
Percentage of net sales	4.7%		4.1%	4.5%		4.2%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and improvements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

Technology and content expenses increased year-over-year both in absolute dollars and as a percentage of net sales for the three- and six-month periods ended June 29, 2008. The year-over-year increase in the three-and six-month periods ended June 29, 2008 resulted primarily from an increase in depreciation expense of $629,000 and $811,000, respectively, resulting from the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure, an increase in employee related expenses of $487,000 and $759,000, respectively, due to increased headcount, and to a lesser extent, increased other operational costs to support our growth in our IT infrastructure.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	($ in thousands)			($ in thousands)
General and administrative expenses	$4,900	-5.0%	$5,157	$10,294	4.3%	$9,866
Percentage of net sales	4.0%		4.7%	4.2%		4.5%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses decreased year-over year both in absolute dollars and as a percentage of net sales for the three-month period ended June 29, 2008, and increased year-over-year in absolute dollars but decreased as a percentage of net sales for the six-month period ended June 29, 2008. The year-over-year decrease in the three-month period ended June 29, 2008 resulted primarily from a decrease in stock-based compensation and other employee related expenses of $778,000 resulting from certain stock awards being fully amortized in the prior year, partially offset by increased professional expenses of $486,000 related primarily to consulting projects focused on our profitability initiatives. The year-over-year increase in the six-month period ended June 29, 2008 resulted primarily from an increase of $1.4 million in professional fees related to our profitability initiatives and an increase of $234,000 related to estimated uncollected sales taxes and interest incurred prior to the unfavorable ruling on our NJ sales tax case in March 2008. These increases were offset by a decrease in stock-based compensation and employee related expenses of $1.0 million, resulting from certain stock awards being fully amortized in the prior year and includes a reduction in costs from a non-recurring charge from the first quarter of 2007 of $190,000 related to the departure of our chief financial officer and the search for his replacement, and a decrease of approximately $200,000 in insurance and other administrative expenses.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$210	-31.4%	$306	$455	-39.3%	$750

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS and Acumins, Inc., and assets acquired in connection with our agreements with Rite Aid and GNC, and other intangible assets, including a technology license agreement, domain names, and trademarks.

The year-over-year decrease in amortization expense for three- and six-month periods ended June 29, 2008 resulted from certain intangible assets being fully amortized in 2007 and 2008.

Interest Income and Expense

	Three Months Ended			Six Months Ended
	June 29, 2008	% Change	July 1, 2007	June 29, 2008	% Change	July 1, 2007
	($ in thousands)			($ in thousands)
Interest income, net	$100	-71.9%	$356	$379	-53.0%	$806

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. The year-over-year decrease in net interest income for the three- and six-month periods ended June 29, 2008 was a result of receiving lower returns on cash, cash equivalents, and marketable securities balances compared to the same periods in 2007.

Income Taxes

There was no provision or benefit for income taxes for the three- and six-month periods ended June 29, 2008 and July 1, 2007 due to our ongoing operating losses.

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

Liquidity and Capital Resources

We have incurred net losses of $766.8 million since inception. To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses in the third quarter of 2008, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock. From our inception through June 29, 2008, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $421.1 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the six-month periods ended June 29, 2008 and July 1, 2007.

	Six Months Ended
	June 29, 2008	$ Change	July 1, 2007
	(in thousands)
Cash provided by operating activities	$4,400	$1,808	$2,592
Cash used in investing activities	($9,362)	($3,596)	($5,766)
Cash provided by financing activities	$2,705	$1,867	$838
Net decrease in cash and cash equivalents	($2,257)	$79	($2,336)

Net cash provided by operating activities for the six-month period ended June 29, 2008 was $4.4 million, and reflected a net loss of $5.0 million, offset by adjustments for non-cash expenses consisting of depreciation and amortization of $6.5 million and stock-based compensation of $3.9 million. In addition, accounts receivable increased $3.6 million, prepaid marketing expenses and other current assets decreased $796,000, and accounts payable, accrued expenses, and other liabilities increased $1.8 million. These sources and uses of cash are primarily due to the timing of cash receipts and payments. Net cash used in operating activities for the six-month period ended July 1, 2007 was $2.6 million, and reflected a net loss of $6.8 million, offset by adjustments for non-cash expenses consisting of depreciation and amortization of $5.7 million and stock-based compensation of $5.0 million. In addition, inventories decreased $1.0 million, prepaid marketing expenses and other current assets increased by $225,000, accounts receivable decreased $426,000 and accounts payable, accrued expenses, and other liabilities decreased $2.5 million. These sources and uses of cash are primarily due to the timing of cash receipts and payments.

Net cash used in investing activities for the six-month periods ended June 29, 2008 and July 1, 2007 are primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, offset by the sales and maturities of marketable securities. Cash used in investing activities increased year-over-year as a result of an increase in the acquisition of fixed assets of $3.0 million and purchases of marketable securities of $16.2 million offset by the sales and maturities of marketable securities of $15.6 million

Net cash provided by financing activities for the six-month period ended June 29, 2008 was attributable to borrowings under our revolving bank line of credit of $3.5 million and proceeds received from exercises of employee stock options and purchases under our employee stock purchase plan of $423,000, partially offset by the repayment of debt obligations of $1.2 million. Net cash used by financing activities for the six-month period ended July 1, 2007 was attributable to proceeds received from exercises of employee stock options and purchases under our employee stock purchase plan of $1.9 million and borrowings under our revolving bank line of credit of $300,000, partially offset by the repayment of debt obligations of $1.4 million. Cash provided by financing activities increased year-over-year primarily as a result of increased borrowings under our revolving bank line of credit, partially offset by lower proceeds received from the exercise of employee stock options and purchases under our employee stock purchase plan.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include corporate notes and bonds and U.S. government agency obligations, are considered short-term as they are available to fund current operations.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.

Our primary source of cash is sales made through our web stores, for which we collect cash from credit card settlements or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the year ended December 30, 2007.

In March 2008, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matures in March 2009. The agreement allows for the conversion of up to $5.0 million of the outstanding balance into a term loan within 60 days of maturity. In March 2008, borrowings under the existing line of credit totaling $5.0 million and existing term loans totaling $972,222 were converted into one term loan totaling $6.0 million under the amended and restated loan and security agreement. The term loan is payable in 36 monthly installments and accrues interest at the prime rate plus .50% (5.50% at June 29, 2008). The balance outstanding under the term loan totaled $5.5 million as of June 29, 2008.

As of June 29, 2008 we did not have any future material noncancelable commitments to purchase goods or services.

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

Management Outlook

For the third quarter of fiscal year 2008, we are targeting net sales in the range of $118.0 million to $122.0 million and a net loss in the range of $1.0 million to $2.0 million.

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

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows will not be material. Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $5.5 million at June 29, 2008, and the highest interest rate attributable to this outstanding balance was 5.50% at June 29, 2008. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities. As of June 29, 2008, we had $18.9 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer and chief accounting officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief accounting officer, concluded that, as of June 29, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

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

We have incurred net losses of $766.8 million through June 29, 2008. To date, we have not become profitable, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses in the third quarter of 2008, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

Our relationship with Rite Aid involves many risks and restricts our ability to promote, contract with, or operate traditional retail stores.

In June 1999, we entered into a series of agreements with Rite Aid that expire in June 2009. These agreements involve many aspects of our respective businesses and the operation of our respective websites, the fulfillment of orders, and the extension of Rite Aid’s insurance relationships to cover prescriptions processed by us. We are currently in discussions with Rite Aid regarding the nature of any future relationship with them.

Our Rite Aid agreements benefit both our local pick-up and mail-order pharmacy segments, which together comprised approximately 35% of our net sales in fiscal 2007 and 34% of our net sales for the six months ended June 29, 2008. Our local pick-up pharmacy segment, under which our customers can pick up prescriptions at any Rite Aid store, depends on our relationship with Rite-Aid. If our ability to offer customers a local pick-up option were adversely affected by changes in Rite-Aid’s operations or in our relationship with Rite-Aid, our ability to generate revenue from local pick-up pharmacy sales would be reduced or eliminated. This could occur, for example, if we are unable to renew our arrangement with Rite Aid or establish a relationship with another company to offer local pick-up of prescriptions, or if Rite Aid were to close a significant number of its stores. The loss of our local pick-up sales, which comprised approximately 24% of our net sales in fiscal 2007 and 24% of our net sales for the six months ended June 29, 2008, would greatly reduce our revenue and harm our business.

In addition, we currently use Rite Aid’s systems to process prescription orders in our mail-order pharmacy segment. If we were unable to maintain our relationship with Rite Aid and could not feasibly implement an alternative method for processing prescriptions, through either our own systems or those of a third party, we would be unable to maintain our mail-order pharmacy operations. The loss of our mail-order pharmacy sales would significantly reduce our revenue and harm our business.

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

On June 27, 2008, we issued to certain consultants a fully vested warrant to purchase 50,000 shares of our common stock at $2.53 per share, expiring in June 2018, in conjunction with the performance of services under a consulting agreement. The issuance of these warrants was exempt from registration under the Securities Act of 1933, as amended, as a private offering under Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 12, 2008, where our stockholders voted on the following matters:

Proposal 1: Our stockholders re-elected the following directors:

Nominee	Votes For	Votes Withheld
Dawn G. Lepore	77,299,634	2,128,167
Richard W. Bennet III	77,708,201	1,719,600
Geoffrey R. Entress	77,703,881	1,723,920
Jeffrey M. Killeen	76,618,530	2,809,271
William D. Savoy	75,945,995	3,481,806
Gregory S. Stanger	77,231,174	2,196,627

Proposal 2: Our stockholders approved our 2008 Equity Incentive Plan, with 49,213,242 votes for, 10,060,031 votes against, 159,122 abstentions, and 19,995,406 broker non-votes.

Proposal 3: Our stockholders approved proposed Amendments to our Certificate of Incorporation and authorized our board of directors to effect a reverse stock split, with 65,969,554 votes for, 11,809,798 votes against, and 1,648,449 abstentions.

Proposal 4: Our stockholders ratified the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for fiscal year 2008, with 78,718,761 votes for, 502,490 against and 206,550 abstentions.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 7, 2005 (incorporated by reference to Exhibit 3.2 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2006 (SEC File No. 000-26137)).

10.1	Amendment to the Main agreement between drugstore.com, inc. and Rite Aid Corporation dated April 30, 2008 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated April 30, 2008 (SEC File No. 000-26137)).

31.1*	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ Robert P. Potter
Robert P. Potter
Vice President and Chief Accounting Officer

Date: August 8, 2008