Form 10-K/A
period 2007-12-30
DRUGSTORE COM INC
filed 2008-09-10
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of March 7, 2008, the number of shares of the registrant’s common stock outstanding was 94,574,844.

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

drugstore.com, inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 30, 2007, in order to revise the relevant portions of Part III, Item 11 (previously incorporated by reference to its definitive proxy statement filed April 18, 2008) to provide certain required valuations of its post-termination compensation arrangements with its executives as of December 30, 2007.

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

ITEM 11.	EXECUTIVE COMPENSATION

Post-Employment Compensation

Post-Employment Agreements with Executive Officers

We have severance or change-of-control agreements with our chief executive officer and our chief financial officer, as discussed below. Our 1998 Stock Plan does not provide for automatic acceleration of vesting in the event of a change of control, though it authorizes the plan administrator to provide for such terms on a case-by-case basis. As discussed above, the proposed 2008 Equity Incentive Plan authorizes the plan administrator to determine how awards are treated in the event of a change of control, but specifically provides for acceleration of vesting in the event awards are not assumed or substituted by the successor corporation.

Lepore Severance and Change-of-Control Agreement

Under the terms of our offer letter to Ms. Lepore, as amended in December 2006, under certain circumstances, we will make payments and grant rights to her in connection with the termination of her employment or a change of control, as follows:

If we terminate Ms. Lepore’s employment without cause or if she resigns her employment for good reason, she will receive:

•	a severance package that includes one year of annual salary and one year of target bonus at the levels in effect at the time of such termination, payable in a lump sum at Ms. Lepore’s option; and

•	twelve additional months of vesting credit under any options she holds for which vesting is based exclusively on her continued service to us.

Ms. Lepore’s receipt of these benefits will be subject to her compliance with our confidentiality agreement and her execution of a release of claims in the form customarily used by us in connection with the termination of an executive officer’s employment. Had we terminated Ms. Lepore’s employment without cause or had she resigned for good reason on December 30, 2007, under this provision of her offer letter, we would have made payments to her totaling $705,000.00. In addition, Ms. Lepore’s options would have vested and become fully exercisable with respect to 1,142,858 of the remaining shares subject thereto, providing for a gain on exercise equal to approximately $141,714.

If Ms. Lepore’s employment is terminated for any reason other than death or permanent and total disability, she will have a period of up to one year in which to exercise her vested options, provided that any vested options not exercised on or prior to her termination date will terminate as follows: 25% will terminate three months following her termination, and an additional 25% will terminate at the end of each three-month period thereafter.

If there is a change of control, all of Ms. Lepore’s options will immediately become fully vested and exercisable. In the event that the benefits provided to Ms. Lepore in connection with a change of control constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code, we may reduce such benefits to the extent necessary for such benefits not to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. Had a change of control occurred on December 30, 2007, Ms. Lepore’s options would have vested and become fully exercisable with respect to all of the remaining 3,142,858 shares subject thereto, providing for a gain on exercise equal to approximately $761,714.

For purposes of Ms. Lepore’s offer letter:

•	“cause” means

•	Ms. Lepore’s willful or negligent failure to comply with the lawful directions of our board of directors;

•	gross negligence or willful misconduct in the performance of her duties to us;

•	commission of any act of fraud that results in an injury to us (other than a de minimus injury); or

•	misappropriation of our material property to our material detriment.

•	“good reason” means

•	our failure to pay or to cause to be paid Ms. Lepore’s annual salary or any earned annual target bonus when due;

•	the substantial reduction of Ms. Lepore’s annual salary without her consent;

•	the substantial reduction of Ms. Lepore’s target bonus range unaccompanied by any corresponding upward adjustment in any other form of incentive compensation without her consent;

•

a material diminution in Ms. Lepore’s authority, responsibilities, duties, or reporting relationships as our president and chief executive officer (but not as Chairman of the Board) without her consent;

•	relocation of Ms. Lepore’s primary work place (currently Bellevue, Washington) to a location more than thirty-five (35) miles from our current location without her consent;

•	our failure to nominate Ms. Lepore to serve as a director at each annual stockholder meeting while she is serving as our president and chief executive officer; or

•

a material reduction in the kind or level of the benefits or perquisites for which Ms. Lepore is eligible without her consent, unless the reduction is applicable to substantially all of our other executive officers;

provided that the events above shall constitute good reason only if we fail to cure such event within a reasonable period of time (not to exceed fifteen (15) business days) after receipt of written notice of the event; provided, further, that “good reason” shall cease to exist for an event on the 90th day following its occurrence, unless Ms. Lepore has given us written notice of the event prior to such date.

•	“change of control” means

•	the sale, lease, or other disposition of all or substantially all of our assets;

•

the acquisition of beneficial ownership of more than 50% of the total voting power represented by our then-outstanding voting securities by any person or group of related persons (other than by any of our affiliates or any benefit plan sponsored or maintained by us or any of our subsidiaries);

•

the acquisition of us by another entity by means of merger, consolidation, or similar transaction after which our stockholders immediately prior to the occurrence of such merger, consolidation, or similar transaction hold less than 50% of the total voting power of the surviving controlling entity; or

•

a change in the composition of our board of directors such that during any period of two (2) consecutive years, individuals who at the beginning of such period constituted our board of directors (together with any new directors whose election by such board of directors or whose nomination for election by our stockholders was approved by a vote of a majority of our directors then in office, who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of our board of directors then in office; provided that a reincorporation shall not be considered a change of control.

du Pont Severance and Change-of-Control Agreement

We entered into a change of control agreement with Mr. du Pont, pursuant to which the option granted to him in connection with his initial employment will vest in full in the event that we terminate his employment without cause or he terminates his employment for good reason within one year of a change of control of drugstore.com. In addition, following any such termination, he will have a period of up to six months in which to exercise his options, provided that any options not exercised on or prior to the date of his termination of employment will terminate as follows: 50% will terminate three months after his termination, and the remaining 50% will terminate six months after his termination. Had we terminated Mr. du Pont’s employment without cause or had he terminated his employment for good reason on December 30, 2007, and had such date been within one year of a change of control, his option would have vested and have become immediately exercisable with respect to all of the remaining 600,000 shares subject thereto, providing for a gain on exercise equal to $426,000.

For purposes of the change of control agreement:

•	“change of control” means:

•	reorganization, exchange of securities, merger or consolidation involving drugstore.com, unless immediately following such transaction:

•

the beneficial owners of our outstanding common stock immediately prior to such transaction continue to hold more than 50% of the common stock and the combined voting power of the surviving in substantially the same proportion they held immediately prior to such transaction, and

•	our incumbent directors prior to the transaction continue to represent at least a majority of the board of directors of the surviving corporation;

•	sale, lease, exchange or other transfer of all or substantially all of our assets other than a transfer to one of our majority-owned subsidiaries; or

•	acquisition by a person of a majority or more of our outstanding voting securities.

•	“cause” means:

•

A clear refusal to carry out any of his material lawful duties or any directions of the board, all reasonably consistent with the duties of his position, provided Mr. du Pont has been given reasonable notice and opportunity to correct any such failure;

•	Violation of a state or federal criminal law involving the commission of a crime against us or any of our subsidiaries;

•	Deception, fraud, misrepresentation or dishonesty by Mr. du Pont, or any incident materially compromising his reputation or ability to represent us with investors, customers or the public; or

•	Unauthorized use or disclosure of confidential information or trade secrets.

•	“good reason” means any of the following uncured events:

•

The assignment of any duties materially inconsistent with his title, position, authority, duties or responsibilities held, exercised and assigned at anytime during the 90-day period immediately preceding the change of control or any other action by us that results in a material diminution in such title, position, authority, duties or responsibilities;

•

Our requiring Mr. du Pont to be based at any office or location other than the office or location where he was based immediately prior to the change of control or at any other place within a 35-mile radius of such location (except for reasonably required travel); or,

•	Any other material violation of any provision of the change of control agreement by us.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following exhibits are filed as a part of this amendment to annual report on Form 10-K/A:

Exhibit No.	Description

31.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 2008.

DRUGSTORE.COM, INC.

By:	/s/ Dawn G. Lepore
Dawn G. Lepore President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 10, 2008.

Signature	Title

/s/ DAWN G. LEPORE Dawn G. Lepore	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ ROBERT P. POTTER Robert P. Potter	Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ RICHARD W. BENNET III* Richard W. Bennet III	Director

/s/ GEOFFREY R. ENTRESS* Geoffrey R. Entress	Director

/s/ JEFFREY M. KILLEEN* Jeffrey M. Killeen	Director

/s/ WILLIAM D. SAVOY* William D. Savoy	Director

/s/ GREGORY S. STANGER* Gregory S. Stanger	Director

*	Attorney-in-fact