Form 10-Q
period 2008-09-28
DRUGSTORE COM INC
filed 2008-11-07
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

or

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

As of October 31, 2008, the registrant had 99,462,579 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three and nine months ended September 28, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$87,823	$80,959	$272,639	$248,024
Costs and expenses:
Cost of sales	62,708	59,333	196,570	182,544
Fulfillment and order processing	10,968	9,487	32,914	28,928
Marketing and sales	7,929	6,895	24,491	21,711
Technology and content	6,009	4,680	16,948	13,870
General and administrative	4,862	4,767	15,156	14,633
Amortization of intangible assets	206	240	661	990

Total costs and expenses	92,682	85,402	286,740	262,676

Operating loss	(4,859)	(4,443)	(14,101)	(14,652)
Interest income, net	137	459	516	1,265

Loss from continuing operations	(4,722)	(3,984)	(13,585)	(13,387)
Gain from discontinued operations	1,103	1,610	5,009	4,220

Net loss	$(3,619)	$(2,374)	$(8,576)	$(9,167)

Basic and diluted:
Loss from continuing operations per share	$(0.05)	$(0.04)	$(0.14)	$(0.14)
Gain from discontinued operations per share	$0.01	$0.02	$0.05	$0.04

Net loss per share	$(0.04)	$(0.02)	$(0.09)	$(0.10)

Weighted average shares outstanding used to compute basic and diluted net loss per share	96,515,737	95,664,011	96,462,259	95,056,884

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 28, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$22,372	$18,572
Marketable securities	11,037	17,677
Accounts receivable, net of allowances	11,010	10,999
Inventories	30,739	31,237
Other current assets	3,183	3,642
Assets of discontinued operations	32,512	30,763

Total current assets	110,853	112,890
Fixed assets, net	29,140	25,501
Other intangible assets, net	3,937	4,598
Goodwill	32,202	32,202
Prepaid marketing expenses and other	222	217

Total assets	$176,354	$175,408

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,544	$36,446
Accrued compensation	3,516	4,657
Accrued marketing expenses	3,206	3,988
Other current liabilities	4,351	4,312
Current portion of long-term debt obligations	3,022	3,179
Liabilities of discontinued operations	29,277	24,968

Total current liabilities	78,916	77,550
Long-term debt obligations, less current portion	3,292	1,221
Deferred income taxes	952	947
Other long-term liabilities	1,199	1,322
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 96,535,579 and 96,296,687 shares issued and outstanding	862,496	856,193
Accumulated other comprehensive income (loss)	(73)	27
Accumulated deficit	(770,428)	(761,852)

Total stockholders’ equity	91,995	94,368

Total liabilities and stockholders’ equity	$176,354	$175,408

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Operating Activities:
Net loss	$(3,619)	$(2,374)	$(8,576)	$(9,167)
Less gain from discontinued operations	1,103	1,610	5,009	4,220

Loss from continuing operations	(4,722)	(3,984)	(13,585)	(13,387)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	3,043	1,941	7,895	5,743
Amortization of intangible assets	206	240	661	990
Stock-based compensation	1,846	2,147	5,778	7,114
Other	(28)	18	(43)	12
Changes in:
Accounts receivable	96	695	(11)	1,755
Inventories	107	2,740	498	3,995
Prepaid marketing expenses and other current assets	(337)	(766)	459	(991)
Accounts payable, accrued expenses and other liabilities	(970)	(549)	(2,914)	(3,938)

Net cash (used in) provided by continuing operations	(759)	2,482	(1,262)	1,293
Net cash provided by discontinued operations	2,666	1,958	7,569	5,739

Net cash provided by operating activities	1,907	4,440	6,307	7,032

Investing Activities:
Purchases of marketable securities	(7,772)	(5,379)	(43,116)	(16,540)
Sales and maturities of marketable securities	15,606	5,300	49,704	15,825
Purchases of fixed assets	(2,947)	(5,653)	(11,063)	(10,783)
Purchases of intangible assets	—	(456)	—	(456)

Net cash provided by (used in) investing activities	4,887	(6,188)	(4,475)	(11,954)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	102	1,448	525	3,381
Proceeds from line of credit	1,500	—	5,000	300
Principal payments on line of credit, capital leases and term loan obligations	(2,339)	(795)	(3,557)	(2,190)

Net cash provided by (used in) financing activities	(737)	653	1,968	1,491

Net increase (decrease) in cash and cash equivalents	6,057	(1,095)	3,800	(3,431)
Cash and cash equivalents at beginning of period	16,315	11,057	18,572	13,393

Cash and cash equivalents at end of period	$22,372	$9,962	$22,372	$9,962

Supplemental Cash Flow Information:
Equipment acquired in capital lease agreements	$89	$125	$471	$407

Cash paid during the period for interest	$98	$104	$389	$356

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of the Business

drugstore.com, inc. (drugstore.com) is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, sexual well-being, household, and other non-prescription products and prescription medications through our web store located at www.drugstore.com. We also offer prestige beauty products through our web store located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com (which are also accessible through the drugstore.com website); and customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS). Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid Corporation and certain of its affiliates (Rite Aid) whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business, which includes prescription refills sold online through the drugstore.com web store or the Rite Aid web store and picked up by customers at Rite Aid stores. As a result of this agreement, our local pick-up pharmacy segment is reported as discontinued operations in the consolidated financial statements for all periods presented. Accordingly, we now manage our business in three segments: over-the-counter (OTC), vision, and mail-order pharmacy. See Note 5 for additional information.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 162, Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of non-governmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial statements.

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

Adoption of FASB Statement No. 157 and FASB Staff Position No. 157-3

In October 2008, FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP SFAS 157-3). FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including prior periods for which financial statement have not been issued. We adopted FSP SFAS 157-3 for the period ended September 28, 2008, and the adoption did not have any significant impact on our consolidated financial statements.

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

We make an effort to utilize the best available information in measuring fair value. Our money market funds, which are considered cash and cash equivalents, and our marketable securities, which are considered available-for-sale, are recorded at fair value. We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the issuer, and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge against net earnings. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our money market funds are Level 1 and our marketable securities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of September 28, 2008 (in thousands):

	Total	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Money market funds (1)	$121	$121	$—	$—
U.S. government agency obligations (2)	7,551	—	7,551	—
Corporate notes and bonds (2)	3,486	—	3,486	—

Total assets	$11,158	$121	$11,037	$—

(1)	Included in cash and cash equivalents in the consolidated balance sheets. Quoted market prices in active markets were used to determine fair values.

(2)	Included in marketable securities in the consolidated balance sheets. Observable market prices in less active markets or quoted market prices for similar instruments were used to determine fair values.

4.	Net Loss Per Share

We compute net loss per share using the weighted average number of shares of common stock outstanding. We exclude shares associated with stock options, warrants, and our employee stock purchase plan from the calculation of diluted net loss per share, as their effects are anti-dilutive.

As of September 28, 2008 and September 30, 2007, there were 17,836,699 and 16,956,957 shares, respectively, of common stock subject to outstanding stock options and 900,000 and 865,000 shares, respectively, of common stock subject to warrants, all of which we excluded from the computation of diluted net loss per share, as their effect was anti-dilutive. If we had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

5.	Discontinued Operations

On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business (LPU), which includes prescription refills sold online through the drugstore.com web store or the Rite Aid web store and picked up by customers at Rite Aid stores, in exchange for $9.9 million, paid in ten monthly installments beginning in September 2008. We recorded the purchase price as a deferred gain that we are recognizing over the ten-month contractual payment period beginning in September 2008. Additionally, Rite Aid will pay drugstore.com ongoing marketing service fees for the continued marketing of Rite Aid’s LPU offering on the drugstore.com site during the term of the agreement, which continues for two years unless extended for another year by either party. The marketing service fees are considered indirect cash inflows of our discontinued LPU segment as we anticipate the fees earned will not be a significant source of ongoing revenue in the future.

In conjunction with the amended and restated main agreement, we accelerated the amortization of prepaid marketing costs totaling $1.9 million under our previous agreement upon the discontinuation of the LPU business and recorded them as a loss on the sale of discontinued operations, partially offset by the gain on the sale of inventory totaling $276,000. We have classified the results of operations of our LPU segment as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The following table summarizes the results of operations of our LPU segment that we have classified as discontinued operations.

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$22,312	$26,364	$80,920	$79,476
Cost of sales	19,289	23,098	70,458	70,266
Fulfillment and order processing	897	1,084	3,285	3,273
Marketing and sales	382	572	1,527	1,717

Income from discontinued operations	1,744	1,610	5,650	4,220
Loss from sale of discontinued operations	(641)	—	(641)	—

Gain from discontinued operations	$1,103	$1,610	$5,009	$4,220

We have classified the assets and liabilities of our LPU segment as net assets and liabilities from discontinued operations in the accompanying consolidated balance sheets for all periods presented.

	September 28, 2008 (Unaudited)	December 30, 2007
Accounts receivable	$32,236	$27,064
Inventories	276	264
Prepaid marketing expenses	—	2,290
Non-current prepaid marketing expenses	—	1,145

Assets of discontinued operations	$32,512	$30,763

Accounts payable	$20,358	$24,968
Deferred gain on discontinued operations	8,919	—

Liabilities of discontinued operations	29,277	24,968

Net assets of discontinued operations	$3,235	$5,795

6.	Stockholders’ Equity

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

1999 Employee Stock Purchase Plan – Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees may purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year. During the nine-month period ended September 28, 2008, employees purchased 92,047 shares of our common stock under the 1999 ESPP in exchange for approximately $189,000, and during the nine-month period ended September 30, 2007, employees purchased 92,585 shares of our common stock under the 1999 ESPP in exchange for approximately $224,000.

Warrants

In June 2008, we issued a fully vested warrant to purchase 50,000 shares of our common stock at $2.53 per share, expiring in June 2018, in conjunction with a consulting agreement. The fair value of the warrant, determined using the Black-Scholes option pricing model, was $69,000 and was recorded in general and administrative expenses in the consolidated statements of operation.

In March 2008, we issued two fully vested warrants to purchase 50,000 shares (in total, 100,000 shares) of our common stock at $2.53 per share, expiring in March 2018, in conjunction with a consulting agreement. The fair value of the warrants, determined using the Black-Scholes option pricing model, totaled $163,000 and was recorded in general and administrative expenses in the consolidated statements of operations.

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

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Fulfillment and order processing	$152	$185	$440	$646
Marketing and sales	416	292	1,148	1,078
Technology and content	326	292	930	935
General and administrative	952	1,378	3,260	4,455

Total	$1,846	$2,147	$5,778	$7,114

Stock Option Activity

The following table summarizes activity under our 1998 Stock Plan and 2008 Equity Plan:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term
Outstanding at December 30, 2007	16,742,358	$3.48

Options granted	2,821,190	$2.63
Options exercised	(31,845)	$2.04
Options forfeited	(1,695,004)	$4.16

Outstanding at September 28, 2008	17,836,699	$3.28

Vested and expected to vest at September 28, 2008	12,867,991	$3.38	6.75

Exercisable at September 28, 2008	9,662,255	$3.52	6.40

On October 3, 2008, we granted 2,927,000 shares of restricted stock with a fair market value of $2.07 per share. The restricted stock awards vest over a four-year period.

7.	Line of Credit and Debt Obligations

In March 2008, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matures in March 2009. The agreement allows for the conversion of up to $5.0 million of the outstanding balance into a term loan within 60 days of maturity. In March 2008, borrowings under the existing line of credit totaling $5.0 million and existing term loans totaling $972,222 were converted into one term loan totaling approximately $6.0 million under the amended and restated loan and security agreement. The term loan is payable in 36 monthly installments and accrues interest at the prime rate plus .50% (5.50% at September 28, 2008). The balance outstanding under the term loan totaled $5.0 million as of September 28, 2008, and there was no balance outstanding under the line of credit as of September 28, 2008.

8.	Commitments and Contingencies

Legal Proceedings

1-800 Contacts Litigation. On February 26, 2008, 1-800 Contacts, Inc. (1-800 Contacts) filed an action in the U.S. District Court for the District of Utah, Central Division against us and our subsidiary Vision Direct alleging direct and contributory trademark infringement and dilution under federal and state law, unfair competition, intentional interference with economic relations, and unjust enrichment. One day later, on February 27, 2008, 1-800 Contacts filed a separate action in the U.S. District Court for the Southern District of New York against Vision Direct alleging breach of a 2004 settlement agreement between Vision Direct and 1-800 Contacts. In both actions, 1-800 Contacts seeks monetary damages as well as injunctive relief. In the Utah action, we filed a motion to dismiss for improper venue or, in the alternative, to transfer the case to the U.S. District Court for the Southern District of New York. By Order dated August 11, 2008, the Utah District Court dismissed the Utah action for improper venue. On September 11, 2008, 1-800 Contacts filed with the Utah District Court a notice of appeal to the U.S. Court of Appeals for the Tenth Circuit. This Tenth Circuit appeal has not yet been briefed. In the New York action, we filed an answer denying that 1-800 Contacts is entitled to the relief requested and counterclaims asserting, among other things, that 1-800 Contacts’ pursuit of the Utah action constitutes a violation of the settlement agreement’s forum selection clause. 1-800 Contacts filed a Motion to Dismiss our counterclaims, which motion is now fully briefed. In open court on July 22, 2008, the District Court for the Southern District of New York stated that it would take no action on 1-800 Contacts’ motion in the New York action until our motion in the Utah action had been decided and the parties’ had informed the Court of the outcome. The parties are in the process of preparing a joint letter to the District Court for the Southern District of New York advising of the dismissal and appeal of the Utah action. Discovery has not begun in the New York action. We believe 1-800 Contacts’ claims are without merit and intend to defend against them vigorously.

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

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the aggregate amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. On February 19, 2008, we were informed of the decision by the Tax Court of New Jersey against us in the case of drugstore.com, inc. vs. Director, Division of Taxation (the NJ Tax Case). We did not believe that it was required to collect sales taxes on sales made to customers in New Jersey based on applicable law. In its decision, the Tax Court of New Jersey ruled otherwise. Prior to this ruling we had not collected sales tax in New Jersey. The Tax Court’s Opinion is currently being appealed at the Superior Court of New Jersey, Appellate Division, and we anticipate the appeal will be fully briefed by mid-November 2008. Effective March 2008, we began collecting and remitting sales tax on taxable New Jersey sales. Given the decision, we believe that it is probable that we have incurred a liability of $2.5 million for estimated taxes and interest. Accordingly, we recorded an expense in general and administrative expenses in the consolidated statement of operations during the year ended December 30, 2007. The liability is an estimate of the New Jersey tax obligation for the 2000 and 2001 assessment that gave rise to the NJ Tax Case, as well as for all subsequent years through 2007. For the three-and nine-months ended September 28, 2008, we have recorded an additional $73,000 and $307,000, respectively, of estimated uncollected taxes related to 2008 and interest.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of Plaintiffs, Plaintiffs’ motion for class certification was withdrawn, without prejudice.

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

9.	Segment Information

We have three reporting segments: OTC, vision, and mail-order pharmacy. The OTC segment is comprised of the sales and related costs of selling all non-prescription products through our web stores, customized nutritional supplement programs through CNS, and net sales of consignment products. Our vision segment is comprised of sales and the related costs of selling contact lenses through Vision Direct. The mail-order pharmacy segment is comprised of sales and the related costs of selling pharmaceuticals through the drugstore.com web store for mail-order delivery. On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid whereby we transferred to Rite Aid the rights to our LPU business, which includes prescription refills sold online through the drugstore.com web store or the Rite Aid web store and picked up by customers at Rite Aid stores. As a result of this agreement, we have excluded our LPU segment from the following segment information and reported it as discontinued operations in the consolidated financial statements for all periods presented. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing, and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume).

The information presented below for these segments is information our management uses in evaluating operating performance.

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands)		(in thousands)
OTC:
Net sales	$61,223	$54,623	$190,985	$168,412
Cost of sales	41,858	38,630	131,970	119,091
Variable order costs (a)	5,677	5,232	17,511	15,780

Contribution margin (b)	$13,688	$10,761	$41,504	$33,541

Vision:
Net sales	$15,579	$14,851	$46,865	$42,198
Cost of sales	11,888	11,284	36,154	32,255
Variable order costs (a)	745	737	2,235	2,035

Contribution margin (b)	$2,946	$2,830	$8,476	$7,908

Mail-Order Pharmacy:
Net sales	$11,021	$11,485	$34,789	$37,414
Cost of sales	8,962	9,419	28,446	31,198
Variable order costs (a)	904	963	2,737	3,036

Contribution margin (b)	$1,155	$1,103	$3,606	$3,180

Consolidated:
Net sales	$87,823	$80,959	$272,639	$248,024
Cost of sales	62,708	59,333	196,570	182,544
Variable order costs (a)	7,326	6,932	22,483	20,851

Consolidated contribution margin (b)	$17,789	$14,694	$53,586	$44,629

Less:
Fixed fulfillment and order processing (c)	$3,661	$2,579	$10,506	$8,140
Marketing and sales (d)	7,910	6,871	24,416	21,648
Technology and content	6,009	4,680	16,948	13,870
General and administrative	4,862	4,767	15,156	14,633
Amortization of intangible assets	206	240	661	990

Operating loss	$(4,859)	$(4,443)	$(14,101)	$(14,652)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, credit card fees, and those royalty costs that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs.

(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. We calculate it as net sales less the direct cost of goods sold, the incremental (variable) fulfillment and order processing costs of delivering orders to our customers, and variable royalty costs.

(c)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

(d)	These amounts exclude variable royalty expenses of $19,000 and $24,000 for the three-month periods ended September 28, 2008 and September 30, 2007, respectively, and $75,000 and $63,000 for the nine-month periods ended September 28, 2008 and September 30, 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Segments; Growth Strategies. We operate our business in three business segments: over-the-counter, or OTC, vision, and mail-order pharmacy.

•

OTC. Our OTC segment includes all non-prescription products sold online through our web stores at www.drugstore.com, www.beauty.com, www.visiondirect.com, www.lensmart.com, and www.lensquest.com, or over the telephone at 1-800-DRUGSTORE or 1-800-VISIONDIRECT, including nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. We believe leveraging our strong capabilities in Internet marketing, merchandising, fulfillment, and customer care in the health, beauty, and wellness arena will be a key growth driver for our OTC segment. In the fourth quarter of 2008, we are continuing to focus on key initiatives to accelerate OTC growth through strategic partnerships and international expansion.

•

Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com, or over the telephone at 1-800-VISIONDIRECT. We purchase our contact lens inventory directly from various manufacturers and other distributors. During 2008, we have experienced growth in our vision segment year-over-year as we continue to focus on balancing customer acquisition with net margin in order to maximize our profits.

•

Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online through the pharmacy section of the drugstore.com web store or over the telephone and delivered to customers through our mail-order facility. We procure our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription fulfillment services for pharmacy benefit managers, or PBMs. We sell over 5,000 prescription drugs, including many specialty drugs for the treatment of chronic conditions such as cancer, HIV, and multiple sclerosis, which are not carried by brick-and-mortar pharmacies and require special handling or service. In this segment, we focus our marketing efforts directly on consumers online and through doctors to maximize growth in our cash prescription and specialty pharmacy business. In addition to the sale of prescription drugs, we sell advertising on our website, to monetize the large volume of unique visitors per month researching drugs and other healthcare content provided on the site. In the fourth quarter of 2008, we anticipate that our mail-order pharmacy segment revenues will decline due to the acquisition of one of our PBMs, but anticipate year-over-year contribution margin improvements.

Discontinued Operations. On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid whereby we transferred to Rite Aid the rights to our LPU business, which includes prescription refills sold online through the drugstore.com web store or the Rite Aid web store and picked up by customers at Rite Aid stores, in exchange for $9.9 million, paid in ten monthly installments beginning in September 2008. We recorded the purchase price as a deferred gain and are recognizing it over the ten-month contractual payment period beginning in September 2008. Additionally, Rite Aid will pay drugstore.com ongoing marketing services fees for the continued marketing of Rite Aid’s LPU offering on the drugstore.com site during the term of the agreement, which continues for two years unless extended for another year by either party. We have classified the results of operations of our LPU segment as discontinued operations in the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented.

Revenues. We generate revenue primarily from product sales and shipping fees. For the three-month period ended September 28, 2008, we reported consolidated total net sales of $87.8 million, which reflected a $6.9 million, or 8%, increase over the three-month period ended September 30, 2007. For the nine-month period ended September 28, 2008, we reported consolidated net sales of $272.6 million, which reflected a $24.6 million, or 10%, increase over the nine-month period ended September 30, 2007. Our net sales growth was driven by a 7% year-over-year increase in our total order volume for the third quarter of 2008, to 1.3 million orders, and a 8% year-over-year increase in total order volume for the nine-month period ended September 28, 2008, to 3.9 million orders. Our average net sales per order increased to $69 for the three- and nine-month periods ended September 28, 2008, from $68 for the three- and nine-month periods ended September 30, 2007. Our revenues benefited from strong growth in our OTC segment, which grew net sales by 12% and 13%, respectively, year-over-year for the three- and nine-month periods ended September 28, 2008. Our revenues also benefited from year-over-year growth in our vision segment of 5% and 11%, respectively, for the three- and nine-month periods ended September 28, 2008. These increases were partially offset by a year-over-year decrease in mail-order pharmacy net sales of 4% and 7%, respectively, for the three- and nine-month periods ended September 28, 2008.

Expenses. Our operating expenses, including cost of goods sold, remained consistent as a percentage of net sales at 106% during the three-month period ended September 28, 2008 compared to the three-month period ended September 30, 2007, and decreased to 105% of net sales for the nine-month period ended September 28, 2008 compared to 106% for the nine-month period ended September 30, 2007. During the three- and nine-month periods ended September 28, 2008 our overall cost of goods sold as a percentage of net sales decreased year-over-year by 190 basis points and 150 basis points, respectively, due to a favorable shift in our product mix to higher margin OTC sales, as well as improvements in our OTC and mail-order pharmacy margins. As a percentage of net sales, for the three-and nine-month periods ended September 28, 2008, our improved gross margins were partially offset by increased fulfillment expenses resulting primarily from increased professional fees related to consulting services assisting in our profitability initiatives and increased facility related costs, increased marketing expenses resulting from increased employee related costs and increased advertising costs per order, and increased technology and content expenses as a result of increased depreciation expense resulting from the completion of internally developed software projects and acquisition of software and computer equipment to enhance our websites and IT infrastructure. For the three-and nine-month periods ended September 28, 2008, general and administrative expenses as a percentage of net sales decreased primarily due to lower stock-based compensation expenses, partially offset by increased professional fees.

Net Loss; Cash Position. Our net loss for the three-month period ended September 28, 2008 increased by 52%, or $1.2 million to $3.6 million, compared to $2.4 million for the three-month period ended September 30, 2007, and decreased by 6%, or $0.6 million, to $8.6 million, compared to $9.2 million for the nine-month period ended September 30, 2007. We ended the third quarter of 2008 with $33.4 million in cash, cash equivalents, and marketable securities, compared to $36.2 million at December 30, 2007, and $37.9 million at September 30, 2007. This balance reflects cash generated from operating activities in the nine-month period ended September 28, 2008 of $6.3 million, $5.0 million from borrowings under our line of credit, and proceeds of $525,000 from the exercise of employee stock options and purchases under our employee stock purchase plan, offset by $11.1 million used for capital expenditures, and $3.6 million to repay debt obligations.

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	(in thousands, except per order data)			(in thousands, except per order data)
Total net sales	$87,823	8.5%	$80,959	$272,639	9.9%	$248,024
Total customer orders shipped	1,270	6.9%	1,188	3,932	7.9%	3,643
Average net sales per order	$69	1.5%	$68	$69	1.5%	$68

Net sales include gross revenues from sales of product and related shipping fees, net of discounts and provision for sales returns, and other allowances. Net sales also include consignment service fees earned from our arrangement with GNC, under which we do not take title to the inventory and do not establish pricing. We record on a net basis consignment service fees, which constitute approximately 1% of total net sales in each period presented. We bill orders to the customer’s credit card or, in the case of prescriptions covered by insurance, we bill the co-payment to the customer’s credit card and the remainder of the prescription price to insurance. We record sales of pharmaceutical products covered by insurance as the sum of the amounts received from the customer and the third party.

Total net sales increased year-over-year for the three- and nine-month periods ended September 28, 2008 as a result of an increase in order volume and average net sales per order. Revenues from repeat customers decreased to 79% of net sales in the three- and nine- month periods ended September 28, 2008, compared to 80% for the three- and nine-month periods ended September 30, 2007, primarily as a result of a decrease in revenue from repeat customers in our vision segment. The year-over-year increase in average net sales per order for the three- and nine-month periods ended September 28, 2008 resulted from improvements in all of our segments’ net sales per order. Compared to the three- and nine-month periods ended September 30, 2007, net sales in our OTC segment increased by $6.6 million and $22.6 million, and net sales in our vision segment increased by $0.7 million and $4.7 million, respectively. These increases were partially offset by decreases in net sales in our mail-order pharmacy segment of $0.5 million and $2.6 million, respectively.

OTC Net Sales

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	(in thousands, except per order data)			(in thousands, except per order data)
OTC net sales	$61,223	12.1%	$54,623	$190,985	13.4%	$168,412
Segmented net sales information:
% of total net sales from OTC	69.7%		67.5%	70.1%		67.9%
Average net sales per order	$58	1.8%	$57	$58	1.8%	$57

Net sales in our OTC segment increased year-over-year for the three- and nine-month periods ended September 28, 2008 as a result of an increase in order volume and net sales per order. The number of orders in our OTC segment grew year-over-year by 10% to approximately 1.1 million for the third quarter of 2008, compared to 966,000 for the third quarter of 2007, with the average net sales per order for the third quarter of 2008 increasing year-over-year to $58 from $57. During the nine-month period ended September 28, 2008, the number of OTC orders grew year-over year by 11% to approximately 3.3 million, compared to approximately 3.0 million in the nine-month period ended September 30, 2007, and the average net sales per order also increased to $58 from $57. The number of customer orders includes new and repeat orders made through the drugstore.com web store and the web stores of our subsidiaries and orders generated through our fulfillment agreement with Weil, under which we host a Weil-branded store and fulfill Weil vitamin orders made on the drugstore.com web store. The increase in OTC order volumes in 2008 compared to 2007 was driven by increased orders from both new and repeat customers as a result of our increasing active customer base and our continued efforts to improve customer retention and conversion by adding website enhancements and offering a broad selection of basic necessity items and hard-to-find specialty items through the addition of new SKUs that encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. The increase in the average net sales per order in our OTC segment in 2008 compared to 2007 resulted from selling higher-priced items, offset slightly by a decrease in the number of items per order.

Vision Net Sales

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	(in thousands, except per order data)			(in thousands, except per order data)
Vision net sales	$15,579	4.9%	$14,851	$46,865	11.1%	$42,198
Segmented net sales information:
% of total net sales from vision	17.7%		18.3%	17.2%		17.0%
Average net sales per order	$114	12.9%	$101	$111	12.1%	$99

Net sales in our vision segment increased year-over-year for the three- and nine-month periods ended September 28, 2008 as a result of an increase in the average net sales per order, offset by a decrease in orders. The increase in average net sales per order was driven primarily by offering volume discounts, which result in an increase in the average number of items sold per order, and to a lesser extent, selling higher priced, newer technology contact lenses and price increases for certain SKUs (none of which were individually material). The number of orders in this segment decreased to 137,000 for the three-month period ended September 28, 2008, compared to 146,000 for the three-month period ended September 30, 2007, and decreased slightly to 423,000 for the nine-month period ended September 28, 2008, compared to 428,000 for the nine-month period ended September 30, 2007 as a result of a decrease in orders from repeat customers partially offset by an increase in orders from new customers.

Mail-Order Pharmacy Net Sales

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	(in thousands, except per order data)			(in thousands, except per order data)
Mail-order pharmacy net sales	$11,021	-4.0%	$11,485	$34,789	-7.0%	$37,414
Segmented net sales information:
% of total net sales from mail-order pharmacy	12.5%		14.2%	12.8%		15.1%
Average net sales per order	$161	6.6%	$151	$162	3.2%	$157

Net sales in our mail-order pharmacy segment decreased year-over-year for the three- and nine-month periods ended September 28, 2008, as a result of decreases in order volume, partially offset by an increase in the average net sales per order. Included in net sales of our mail-order pharmacy segment for the three-month periods ended September 28, 2008 and September 30, 2007 were wholesale orders to two parties totaling $136,000 and $71,000, respectively, which increased our average net sales per order by $2 and $1 in such three-month periods. Included in net sales of our mail-order pharmacy segment for the nine-month periods ended September 28, 2008 and September 30, 2007, were wholesale orders to three parties totaling $1.4 million and $1.0 million, respectively, which increased our average net sales per order by $7 and $4 in such nine-month periods. Excluding the wholesale orders, the average net sales per order for the third quarter of 2008 increased by $8 compared to the same period in 2007, and increased by $3 for the nine-month period ended September 28, 2008 compared to the nine-month period ended September 30, 2007, primarily as a result of price increases on certain brand and generic products as part of our profitability initiatives. The number of orders in this segment decreased 11% year-over-year to 68,000 for the three-month period ended September 28, 2008, compared to 76,000 for the three-month period ended September 30, 2007, and decreased 10% year-over-year to 215,000 for the nine-month period ended September 28, 2008, compared to 238,000 for the nine-month period ended September 30, 2007, primarily as a result of a decrease in repeat orders.

Customer Data

Approximately 325,000 and 1.0 million new customers placed orders during the three- and nine-month periods ended September 28, 2008, respectively, increasing our total customer base to approximately 9.4 million customers since inception. Orders from repeat customers as a percentage of total orders remained consistent year-over-year at 74% for the three- and nine-months ended September 28, 2008, compared to the three- and nine-month periods ended September 30, 2007, as a result of an increase in repeat orders from OTC and increasing our trailing 12-month active customer base, offset by a decrease in repeat orders from our vision and mail-order pharmacy segments. Active customer base includes those customers who have purchased at least once within the last 12 months. Both the active customer base (a trailing 12-month number) and average annual spend per active customer exclude net sales and orders generated by our CNS fulfillment relationship with Weil and customer order data from our discontinued LPU segment, and reflect only the activity of customers making purchases through the web stores of drugstore.com and our subsidiaries.

Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	($ in thousands)			($ in thousands)
Cost of sales	$62,708	5.7%	$59,333	$196,570	7.7%	$182,544
Gross margin dollars	$25,115	16.1%	$21,626	$76,069	16.2%	$65,480
Gross margin percentage	28.6%		26.7%	27.9%		26.4%

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

Total cost of sales increased in absolute dollars in the three- and nine-month periods ended September 28, 2008, compared to the three- and nine-month periods ended September 30, 2007, as a result of growth in order volume and net sales. Total gross margin percentage increased year-over-year for the three- and nine-month periods ended September 28, 2008, primarily as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment, as well as improved gross margins in our OTC and mail-order segments.

Shipping

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	($ in thousands)			($ in thousands)
Shipping activity:
Shipping revenue	$3,543	-8.0%	$3,851	$11,443	-1.2%	$11,583
Shipping costs	$(6,498)	7.4%	$(6,053)	$(19,810)	9.3%	$(18,131)

Net shipping loss	$(2,955)	34.2%	$(2,202)	$(8,367)	27.8%	$(6,548)

Percentage of net sales:
Shipping revenue	4.0%		4.8%	4.2%		4.7%
Shipping costs	-7.4%		-7.5%	-7.3%		-7.3%
Net shipping loss	-3.4%		-2.7%	-3.1%		-2.6%

We include in net sales our revenues from shipping charges to customers and we include in cost of sales outbound shipping costs. Our net shipping loss increased in absolute dollars and as a percentage of net sales in the three- and nine-month periods ended September 28, 2008, compared to the three- and nine-month periods ended September 30, 2007, as a result of a decrease in shipping revenue resulting from a decrease in expedited orders and the elimination of a surcharge on APO/FPO and Alaska and Hawaii orders, combined with an increase in shipping costs resulting from a higher mix of OTC orders, which have a higher shipping cost than orders in our other business segments, and increasing fuel surcharges by our primary shipping carrier. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	($ in thousands)			($ in thousands)
OTC cost of sales	$41,858	8.4%	$38,630	$131,970	10.8%	$119,091
Segmented cost of sales information:
OTC gross margin dollars	$19,365		$15,993	$59,015		$49,321
OTC gross margin percentage	31.6%		29.3%	30.9%		29.3%

The year-over-year increase in cost of sales in our OTC segment in absolute dollars for the three- and nine-month periods ended September 28, 2008 resulted from increased order volume and net sales. The year-over-year increase in gross margin percentage in this segment for the three- and nine-month periods ended September 28, 2008 resulted primarily from improvements in product margins in a majority of our product categories as a result of our ongoing pricing and sourcing profitability initiatives, and to a lesser extent, a shift in product mix to higher margin product categories.

Vision Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	($ in thousands)			($ in thousands)
Vision cost of sales	$11,888	5.4%	$11,284	$36,154	12.1%	$32,255
Segmented cost of sales information:
Vision cost gross margin dollars	$3,691		$3,567	$10,711		$9,943
Vision cost gross margin percentage	23.7%		24.0%	22.9%		23.6%

The year-over-year increase in cost of sales in our vision segment in absolute dollars for the three- and nine-month periods ended September 28, 2008 resulted from increased net sales and net sales per order, partially offset by decreased order volume. The year-over-year decrease in gross margin percentage in this segment for the three- and nine-month periods ended September 28, 2008 resulted primarily from increased promotional offers, which increase the average net sales per order, but have an unfavorable impact on gross margin percentage.

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	($ in thousands)			($ in thousands)
Mail-order pharmacy cost of sales	$8,962	-4.9%	$9,419	$28,446	-8.8%	$31,198
Segmented cost of sales information:
Mail-order pharmacy gross margin dollars	$2,059		$2,066	$6,343		$6,216
Mail-order pharmacy gross margin percentage	18.7%		18.0%	18.2%		16.6%

The year-over-year decrease in cost of sales in our mail-order pharmacy segment in absolute dollars for the three- and nine-month periods ended September 28, 2008 resulted from a decrease in order volume and net sales. The year-over-year increase in gross margin percentage in this segment for three- and nine-month periods ended September 28, 2008 resulted primarily from our ongoing review of pricing and profitability of pharmaceutical products.

Fulfillment and Order Processing Expenses

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	($ in thousands)			($ in thousands)
Fulfillment and order processing expenses	$10,968	15.6%	$9,487	$32,914	13.8%	$28,928
Percentage of net sales	12.5%		11.7%	12.1%		11.7%
Fixed and variable cost information:
Variable costs	$7,307	5.8%	$6,908	$22,408	7.8%	$20,788
Fixed costs	$3,661	42.0%	$2,579	$10,506	29.1%	$8,140

Fulfillment and order processing expenses include payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center and call center facilities. Variable fulfillment costs represent the incremental (variable) costs of fulfilling, processing, and delivering the order that are variable based on sales volume.

Variable fulfillment and order processing expenses increased year-over-year for the three- and nine month periods ended September 28, 2008 primarily as a result of an increase in order volume in our OTC segment of 10% and 11%, respectively. Fixed fulfillment and order processing expenses increased for the three- and nine-month periods ended September 28, 2008 compared to the three- and nine-month periods ended September 30, 2007, primarily as a result of increased costs in our distribution facilities, including facility related costs of $278,000 and $965,000, respectively, resulting from the addition of our inventory storage facility in the second half of 2007 and routine repairs and maintenance, increased depreciation expense of $325,000 and $548,000, respectively, related to equipment and software purchases, increased professional fees of $295,000 and $785,000, respectively, related to process improvement projects, and increased employee related costs of $224,000 and $128,000, respectively. Fulfillment and order processing expenses as a percentage of net sales increased for the three- and nine-month periods ended September 28, 2008 compared to the three- and nine-month periods ended September 30, 2007, as a result of an increase in fixed costs, partially offset by a year-over-year 140 basis point and 30 basis point improvement in variable costs as a percentage of net sales for the three- and nine-month periods ended September 28, 2008, respectively, due to increased efficiencies in our primary distribution facility.

Marketing and Sales Expenses

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	($ in thousands)			($ in thousands)
Marketing and sales expenses	$7,929	15.0%	$6,895	$24,491	12.8%	$21,711
Percentage of net sales	9.0%		8.5%	9.0%		8.8%

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytical tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising and service contracts. Advertising and promotional costs were $5.3 million and $16.6 million for the three- and nine-month periods ended September 28, 2008, respectively, and were $4.6 million and $14.6 million for the three-and nine-month periods ended September 30, 2007, respectively.

Marketing and sales expenses increased year-over-year both in absolute dollars and as a percentage of net sales for the three- and nine-month periods ended September 28, 2008. The year-over-year increase in the three- and nine-month periods ended September 28, 2008 resulted primarily from an increase of $680,000 and $2.0 million, respectively, in paid search, affiliate, and portal costs, driven by an increase in order volume and, to a lesser extent, an increase in the cost per order, and increased employee related costs of $313,000 and $572,000, respectively. Marketing and sales dollars per new customer increased slightly year over year from $23 to $24 for the three- and nine-month periods ended September 28, 2008.

Technology and Content Expenses

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	($ in thousands)			($ in thousands)
Technology and content expenses	$6,009	28.4%	$4,680	$16,948	22.2%	$13,870
Percentage of net sales	6.8%		5.8%	6.2%		5.6%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and improvements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

Technology and content expenses increased year-over-year both in absolute dollars and as a percentage of net sales for the three- and nine-month periods ended September 28, 2008. The year-over-year increase in the three-and nine-month periods ended September 28, 2008 resulted primarily from an increase in depreciation expense of $740,000 and $1.6 million, respectively, resulting from the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure, and an increase in employee related expenses of $401,000 and $1.1 million, respectively, due to increased headcount.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	($ in thousands)			($ in thousands)
General and administrative expenses	$4,862	2.0%	$4,767	$15,156	3.6%	$14,633
Percentage of net sales	5.5%		5.9%	5.6%		5.9%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses increased year-over year in absolute dollars for the three-and nine-month periods ended September 28, 2008, and decreased year-over-year as a percentage of net sales for the three- and nine-month periods ended September 28, 2008. The year-over-year increase in the three-month period ended September 28, 2008 resulted primarily from an increase in professional expenses of $163,000 related to consulting projects focused on our profitability initiatives, an increase in employee related expenses of $156,000, and an increase in taxes of $140,000 related to interest and penalties on our NJ sales tax case and other state taxes incurred, partially offset by a decrease in stock-based compensation of $426,000 resulting primarily from certain stock awards being fully amortized and the issuance of warrants in the prior year. The year-over-year increase in the nine-month period ended September 28, 2008 resulted primarily from an increase of $1.6 million in professional fees related to our profitability initiatives and an increase of $338,000 related to estimated uncollected sales taxes and interest incurred related to the unfavorable ruling on our NJ sales tax case in March 2008. These increases were offset by a decrease in stock-based compensation expenses of $1.2 million, due to certain stock awards being fully amortized and the issuance of warrants in the prior year. General and administrative expenses as a percentage of net sales decreased year-over-year for the three- and nine-month periods ended September 28, 2008 as a result of spreading fixed costs over a larger base of net sales.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$206	-14.2%	$240	$661	-33.2%	$990

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS and Acumins, Inc., and assets acquired in connection with our agreement with GNC, and other intangible assets, including a technology license agreement, domain names, and trademarks.

The year-over-year decrease in amortization expense for three- and nine-month periods ended September 28, 2008 resulted from certain intangible assets being fully amortized in 2007 and 2008.

Interest Income and Expense

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	($ in thousands)			($ in thousands)
Interest income, net	$137	-70.2%	$459	$516	-59.2%	$1,265

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. The year-over-year decrease in net interest income for the three- and nine-month periods ended September 28, 2008 was a result of receiving lower returns on cash, cash equivalents, and marketable securities balances and having a lower average balance compared to the three- and nine-month periods ended September 30, 2007.

Gain from Discontinued Operations

	Three Months Ended			Nine Months Ended
	September 28, 2008	% Change	September 30, 2007	September 28, 2008	% Change	September 30, 2007
	($ in thousands)			($ in thousands)
Gain from discontinued operations	$1,103	-31.5%	$1,610	$5,009	18.7%	$4,220

The gain from discontinued operations decreased year-over-year for the three-month period ended September 28, 2008 primarily resulting from the acceleration of amortization of marketing costs under our previous agreement totaling $1.9 million, partially offset by a $1.1 million increase in the contribution margin earned from the LPU segment and $0.3 million gain on the sale of inventory. The gain from discontinued operations increased year-over-year for the nine-month period ended September 28, 2008 primarily resulting from a $2.4 million increase in contribution margin earned from the LPU segment and $0.3 million gain on the sale of inventory, partially offset by the acceleration of amortization of marketing costs under our previous agreement totaling $1.9 million.

Income Taxes

There was no provision or benefit for income taxes for the three- and nine-month periods ended September 28, 2008 and September 30, 2007 due to our ongoing operating losses.

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

Liquidity and Capital Resources

We have incurred net losses of $770.4 million since inception. To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses from operations in the fourth quarter of 2008, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock. From our inception through September 28, 2008, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $421.2 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the nine-month periods ended September 28, 2008 and September 30, 2007.

	Nine Months Ended
	September 28, 2008	$ Change	September 30, 2007
	(in thousands)
Cash provided by operating activities	$6,307	$(725)	$7,032
Cash used in investing activities	$(4,475)	$7,479	$(11,954)
Cash provided by financing activities	$1,968	$477	$1,491
Net increase (decrease) in cash and cash equivalents	$3,800	$7,231	$(3,431)

Net cash provided by operating activities for the nine-month period ended September 28, 2008 was $6.3 million, and reflected a net loss of $8.6 million, offset by a gain from discontinued operations of $5.0 million. Net cash provided by operating activities for the nine-month period ended September 28, 2008 also included adjustments for non-cash expenses consisting of depreciation and amortization of $8.6 million and stock-based compensation of $5.8 million and net cash provided by discontinued operations of $7.6 million. In addition prepaid marketing expenses, accounts receivable and other current assets decreased $448,000, inventory decreased $498,000, accounts payable, accrued expenses, and other liabilities decreased $2.9 million. Net cash provided by operating activities for the nine-month period ended September 30, 2007 was $7.0 million, and reflected a net loss of $9.2 million, offset by a gain from discontinued operations of $4.2 million. Net cash provided by operating activities for the nine-month period September 30, 2007 also included adjustments for non-cash expenses consisting of depreciation and amortization of $6.7 million and stock-based compensation of $7.1 million, decreases in inventories of $4.0 million, increases in prepaid marketing expenses and other current assets of $991,000, accounts receivable decreases of $1.8 million, decreases in accounts payable, accrued expenses, and other liabilities of $3.9 million, and net cash provided by activities of discontinued operations of $5.7 million. These sources and uses of cash are primarily due to the timing of cash receipts and payments.

Net cash used in investing activities for the nine-month periods ended September 28, 2008 and September 30, 2007 are primarily attributable to the purchase of marketable securities and the acquisition of fixed assets, offset by the sales and maturities of marketable securities. Cash used in investing activities decreased year-over-year as a result of an increase in the sales and maturities of marketable securities of $33.9 million and a slight decrease in the acquisition of fixed assets and intangible assets of $0.2 million, partially offset by an increase in purchase of marketable securities of $26.6 million.

Net cash provided by financing activities for the nine-month period ended September 28, 2008 was attributable to borrowings under our revolving bank line of credit of $5.0 million and proceeds received from exercises of employee stock options and purchases under our employee stock purchase plan of $525,000, partially offset by the repayment of debt obligations of $3.6 million. Net cash provided by financing activities for the nine-month period ended September 30, 2007 was attributable to proceeds received from exercises of employee stock options and purchases under our employee stock purchase plan of $3.4 million and borrowings under our revolving bank line of credit of $300,000, partially offset by the repayment of debt obligations of $2.2 million. Cash provided by financing activities increased year-over-year primarily as a result of increased borrowings under our revolving bank line of credit, partially offset by increased repayments of debt obligations, and lower proceeds received from the exercise of employee stock options and purchases under our employee stock purchase plan.

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

In March 2008, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matures in March 2009. The agreement allows for the conversion of up to $5.0 million of the outstanding balance into a term loan within 60 days of maturity. In March 2008, borrowings under the existing line of credit totaling $5.0 million and existing term loans totaling $972,222 were converted into one term loan totaling approximately $6.0 million under the amended and restated loan and security agreement. The term loan is payable in 36 monthly installments and accrues interest at the prime rate plus .50% (5.50% at September 28, 2008). The balance outstanding under the term loan totaled $5.0 million as of September 28, 2008 and there was no balance outstanding under the line of credit as of September 28, 2008.

As of September 28, 2008 we did not have any future material noncancelable commitments to purchase goods or services.

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

Management Outlook

For the fourth quarter of fiscal year 2008, we are targeting net sales in the range of $94.0 million to $99.0 million and net income in the range of $400,000 to $1.9 million.

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

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $5.0 million at September 28, 2008, and the highest interest rate attributable to this outstanding balance was 5.50% at September 28, 2008. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities. As of September 28, 2008, we had $11.0 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer and chief accounting officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief accounting officer, concluded that, as of September 28, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

During the quarter ended September 28, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

The risk factor disclosures included under Item 1A of our Annual Report on Form 10-K for the fiscal year end December 30, 2007, filed with the Securities and Exchange Commission on March 14, 2008 (the “Form 10-K”) has not materially changed other than as set forth below.

We have a history of generating significant losses, and may never be profitable.

We have incurred net losses of $770.4 million through September 28, 2008. To date, we have not become profitable, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses from operations in the fourth quarter of 2008, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

Our relationship with Rite Aid involves many risks and restricts our ability to promote, contract with, or operate traditional chain drugstores.

In September 2008, we entered into a series of agreements with Rite Aid that replaced or amended the agreements that were previously in place with Rite Aid. These agreements, which expire in 2010, involve many aspects of our respective businesses and the operation of our respective websites, the fulfillment of orders, and the extension of Rite Aid’s insurance relationships to cover prescriptions processed by us.

Under our amended and restated main agreement with Rite Aid, we transferred to Rite Aid the rights to our local pick-up pharmacy business, which includes prescription refills sold online through the drugstore.com web store or the Rite Aid web store and picked up by customers at Rite Aid stores, in exchange for $9.9 million, payable in ten monthly installments beginning in September 2008. Rite Aid’s obligation to pay these installments is unsecured. Prior to the discontinuation of the business, our local pick-up pharmacy segment comprised approximately 24% of our net sales in fiscal 2007 and 23% of our net sales for the nine months ended September 28, 2008, and we do not anticipate replacing those net sales. Going forward, we may earn referral fees from Rite Aid for any local pick-up orders placed by drugstore.com customers. In exchange, we are restricted from promoting any competitive LPU service at least through June 17, 2009 and possibly for as long as the full term of the amended and restated main agreement.

Under an amended and restated pharmacy and private label supply and services agreement, we will continue to use Rite Aid’s systems to process prescription orders in our mail-order pharmacy segment. If we were unable to maintain our relationship with Rite Aid and could not feasibly implement an alternative method for processing prescriptions, through either our own systems or those of a third party, we would be unable to maintain our mail-order pharmacy operations. The loss of our mail-order pharmacy sales would significantly reduce our revenue and harm our business. This agreement also provides us with continued access to Rite Aid’s private label products, which provide us with significant levels of revenue and contribution margin. As part of this agreement, we are restricted from offering for sale or promoting any private label products of chain drugstore competitors of Rite Aid. If we were unable to maintain our relationship with Rite Aid and could not secure an alternative source of private label products, our OTC business could be negatively affected.

Under a webstore and fulfillment agreement, we have agreed to develop a Rite Aid branded online store for Rite Aid and to fulfill orders placed through that store. Rite Aid has committed to promoting the Rite Aid online store in its stores and in its advertising. However, we do not control how that promotion will occur, and any failure by Rite Aid to promote the OTC store effectively will limit the benefit we could derive from our webstore and fulfillment agreement. In addition, the webstore and fulfillment agreement contains restrictions on our ability to provide a similar store to a drugstore chain competitor of Rite Aid or to carry branded products from such competitors.

Based on our multiple relationships with Rite Aid, our flexibility and ability to grow our business could suffer if our relationship with Rite Aid is not successful.

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

10.1

Amended and Restated Main Agreement by and between DS Pharmacy, Inc., a subsidiary of drugstore.com, inc., and

Rite Aid Hdqtrs. Corp., a subsidiary of Rite Aid Corporation, dated September 3, 2008 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated September 3, 2008 (SEC File No. 000-26137)).

10.2

Amended and Restated Pharmacy and Private Label Supply and Services Agreement by and between DS

Pharmacy, inc., a subsidiary of the Registrant, and Rite Aid Hdqtrs. Corp., a subsidiary of Rite Aid, dated

September 3, 2008 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K dated September 3, 2008 (SEC File No. 000-26137)).

10.3	Restricted Stock Agreement between the Company and Dawn G. Lepore dated October 3, 2008 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated October 2, 2008 (SEC File No. 000-26137)).

10.4	Form of Restricted Stock Agreement (under the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K dated October 2, 2008 (SEC File No. 000-26137)).

10.5	Form of Stock Option Agreement (under the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Current Report on Form 8-K dated October 2, 2008 (SEC File No. 000-26137)).

31.1*	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ Robert P. Potter
Robert P. Potter
Vice President and Chief Accounting Officer

Date: November 7, 2008