Form 10-K
period 2008-12-28
DRUGSTORE COM INC
filed 2009-03-13
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $186,145,404 as of June 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 5, 2009, the number of shares of the registrant’s common stock outstanding was 99,531,469.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report, to the extent not set forth in this annual report, is incorporated by reference from the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on June 11, 2009, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this annual report relates.

DRUGSTORE.COM, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 28, 2008

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

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, sexual well-being, household, and other non-prescription products and prescription medications through our website at www.drugstore.com. We also offer prestige beauty products through our website located at www.beauty.com (which is also accessible through the drugstore.com™ website); contact lenses through our wholly owned subsidiary Vision Direct, Inc., through websites located at www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com (which are also accessible through the drugstore.com website); and customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc., or CNS. Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. As of December 28, 2008, our lifetime customer base was 9.8 million customers.

We operate our business in three segments: over-the-counter, or OTC; vision; and mail-order pharmacy. Additional information regarding our business segments can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this annual report and in Note 12 of our consolidated financial statements included in Part IV, Item 15 of this annual report. In 2008, 2007, and 2006, approximately 99% of our net sales were made, and over 99% of our assets were located, in the United States.

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

Business Segments

In 2008, our OTC segment accounted for 71% of our net sales, our vision segment accounted for 17%, and our mail-order pharmacy segment accounted for 12%. See Note 12 of our consolidated financial statements included in Part IV, Item 15 of this annual report.

OTC

We stock approximately 36,000 non-prescription health, beauty, personal care, household, and other products. We also offer approximately 6,000 products through our arrangements with drop-ship vendors. We offer OTC products in a variety of categories, including:

• Personal Care	• Diet and Fitness
• Makeup and Accessories	• Household and Pets
• Hair Care	• Baby and Mom
• Skin Care	• Food and Gourmet
• Men’s	• FSA
• Medicine Cabinet	• Sexual Well-Being
• Vitamins	• Green and Natural
• Home Medical	• Toys and Games
• Gifts • Oral Care	• Beauty.com (prestige beauty products, also accessible through www.beauty.com)
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

Mail-Order Pharmacy

Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online through the pharmacy section of the drugstore.com web store or over the telephone and delivered to customers through our mail-order facility.

We are a full-service pharmacy stocking over 5,500 prescription drugs. We employ licensed pharmacists and are licensed to ship prescriptions to all 50 states in the United States. We have received Verified Internet Pharmacy Practices Sites, or VIPPS, certification from the National Association of Boards of Pharmacy, or NABP. The voluntary VIPPS program sets standards for Internet pharmacies and certifies those online pharmacies that are licensed and in compliance with state pharmacy laws and the NABP’s stringent pharmacy practice standards.

We serve both cash-paying pharmacy customers and customers with insurance coverage. In addition, we act as an outsourced mail-order pharmacy service provider for pharmacy benefit managers, or PBMs.

Discontinued Operations

On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business (LPU), which includes prescription refills sold online through the drugstore.com web store or the Rite Aid online store and picked up by customers at Rite Aid stores, in exchange for $9.9 million, paid in ten monthly installments beginning in September 2008. We recorded the purchase price as a deferred gain that we are recognizing over the ten-month contractual payment period ending in June 2009. Additionally, Rite Aid will pay drugstore.com ongoing marketing service fees for the continued marketing of Rite Aid’s LPU offering on the drugstore.com site during the term of the agreement, which continues for two years unless extended for another year by either party. The marketing service fees are considered indirect cash inflows of our discontinued LPU segment as we anticipate the fees earned will not be a significant source of ongoing revenue in the future. The results of operations of our LPU segment have been classified as discontinued operations in the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented.

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

We also employ a variety of marketing programs and promotions, such as discounted and free shipping promotions, dollar off and percentage discounts, free gifts with purchase, and the drugstore.com dollars™ program, a loyalty program in which customers automatically earn a five percent rebate to be used for future non-prescription purchases.

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

We ship OTC and pharmacy products to U.S., U.S. Territory, and APO/FPO military addresses. In addition, through an agreement with E4X, Inc., we offer international shipment of select OTC health, beauty, and wellness products to 34 countries, and expect to expand to more countries over time. Vision Direct ships contact lenses and other vision products worldwide, primarily to the United States and Canada.

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

Relationship with Rite Aid

In June 1999, we entered into a strategic relationship with Rite Aid. Through our agreements with Rite Aid, which we renegotiated in September 2008, we have access to Rite Aid customers through the RiteAid.com website and the Rite Aid online store, which is powered by the drugstore.com website. Customers of the RiteAid.com website can purchase pharmacy products either from the drugstore.com mail-order pharmacy, which orders we ship to the customer from our distribution center or, in the case of refills of existing drugstore.com or Rite Aid prescriptions, from Rite Aid as an LPU order, which orders are purchased and picked up by the customer at any Rite Aid store. We transferred the rights to these LPU orders to Rite Aid in exchange for $9.9 million, paid in ten monthly installments beginning in September 2008. Rite Aid adjudicates and collects insurance reimbursement payments for prescription medications on our behalf.

Rite Aid also pays us ongoing marketing service fees for the continued marketing of Rite Aid’s LPU offering on the drugstore.com site. As part of our relationship with Rite Aid, we agreed to certain exclusivity provisions that limit our ability to promote, or to affiliate with, any service that would be competitive to the Rite Aid LPU pharmacy service.

We purchase most of our pharmaceutical inventory and our supply of Rite Aid private label products through Rite Aid or its wholesale partners. This arrangement enables us to take advantage of Rite Aid’s volume discounts and favorable credit terms. As a result of this agreement, Rite Aid is one of our largest suppliers. We also benefit from access to many of Rite Aid’s relationships with insurance companies and PBMs, which enables us to meet the needs of more customers because of the availability of insurance coverage to those customers.

We license certain Rite Aid information technology and pharmacy systems, which we currently use to adjudicate and process pharmacy orders.

In September 2008, we entered into an agreement to build, host, and process and fulfill all orders for Rite Aid’s online store for non-prescription, over-the-counter products, for which we receive a portion of the contribution margin, defined as net sales, less direct costs of these sales and the incremental cost of fulfilling, processing and delivering the orders, for each order. Under the terms of the agreement, Rite Aid will market the Rite Aid online store to its customer base through in-store, email, direct mail and other marketing vehicles to generate and maintain traffic to the Rite Aid online store.

Competition

The market for health, beauty, wellness, vision, and pharmacy products is intensely competitive and highly fragmented. Our competitors in the OTC segment include chain drugstores, mass market retailers, warehouse clubs, supermarkets, and, with respect to prestige beauty, health, and spa products, specialty retailers and major department stores. In our mail-order pharmacy segment, we compete with chain drugstores, PBMs, insurers and other health care providers, mail-order prescription drug providers, and other online pharmacies, both domestic and foreign. Foreign online pharmacies and “rogue” online pharmacies can often sell drugs to U.S. residents at a lower price because they do not comply with U.S. pharmacy regulations, are not subject to U.S. regulatory oversight, or both. Our competitors in the vision segment include other online providers of contact lenses, national optical chains, eye care professionals, and mass-market retailers and warehouse clubs that provide prescription vision services. In addition, we compete with Internet portals and online service providers that feature shopping services and with other online or mail-order retailers that offer products within one or more of our business segments.

As the current economic downturn has worsened, we have seen and expect to see continued price competition and elevated response rates to coupons and other promotional offers by increasingly price-conscious customers. That said, we are finding that overall orders are less affected by the economic slowdown, due in part to our value-pricing and the non-discretionary nature of many of our products.

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

Seasonality

Our OTC business is subject to seasonal variations in demand. Historically, the fourth quarter of each year has been our strongest OTC sales quarter, primarily because of increased online shopping and our greater marketing efforts during the holiday season as well as increased purchases by customers using funds from flexible spending accounts. In the fourth quarter of 2008, we felt some impact from the current economic downturn, as we saw a less-than-normal seasonal increase in sales of our discretionary items, such as our holiday gift offerings, and greater utilization of free shipping offers. We do not believe that our mail-order pharmacy or vision business segments are substantially affected by seasonality.

Employees

As of December 28, 2008, we had approximately 814 full-time employees. However, employment levels fluctuate due to seasonal variations in our OTC business, and we hire independent contractors and temporary employees as needed to address demand. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Available Information

We file with, and furnish to, the Securities and Exchange Commission, or SEC, periodic reports, proxy statements, and other information. We make these documents available, free of charge, on our website at www.investor.drugstore.com as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Directors and Officers

The following tables provide information regarding our directors and officers as of the date of this annual report:

Directors

Name	Age	Position
Dawn G. Lepore	54	President, Chief Executive Officer and Chairman of the Board, drugstore.com, inc.
Richard W. Bennet III	56	President and CEO, Direct Holdings Worldwide
Geoffrey R. Entress	45	Venture Partner, Voyager Capital
Jeffrey M. Killeen	55	Chairman and CEO, GlobalSpec, Inc.
William D. Savoy	44	Consultant
Gregory S. Stanger	44	Private Investor

Executive Officers

Name	Age	Position
Dawn G. Lepore	54	President, Chief Executive Officer, and Chairman of the Board
Robert Potter	43	Vice President, Chief Accounting Officer
Tracy Wright	37	Vice President, Chief Finance Officer
Yukio Morikubo	49	Vice President, Strategy, General Counsel and Secretary

Dawn G. Lepore has served as President, Chief Executive Officer and Chairman of the Board of drugstore.com since October 2004. Ms. Lepore served as Vice Chairman—Active Trader, Technology, Operations, Administration and Business Strategy of The Charles Schwab Corporation, or CSC, from August 2003 to October 2004. CSC, through Charles Schwab & Co., Inc., or Schwab, and its other operating subsidiaries, is a financial services firm. Ms. Lepore served as Vice Chairman—Technology, Active Trader, Operations, and Administration of CSC and Schwab from May 2003 until August 2003, as Vice Chairman—Technology, Operations and Administration of CSC and Schwab from July 2002 until May 2003, as Vice Chairman—Technology and Administration of CSC and Schwab from 2001 to 2002, as Vice Chairman and Chief Information Officer of CSC and Schwab from 1999 to 2001 and as Executive Vice President and Chief Information Officer of CSC and Schwab from 1993 to 1999. She joined Schwab in 1983. Ms. Lepore serves as a director of eBay Inc. and The New York Times Company.

Robert Potter has served as Vice President, Chief Accounting Officer of drugstore.com since May 2008, Chief Accountant since December 2006, and as Senior Director and Corporate Controller for drugstore.com from 2004 to 2006. Prior to joining drugstore.com, he served as Corporate Controller for Midstream Technologies, Inc., a technology company, from 2000 to 2004. Mr. Potter previously held senior positions with Mosaix, Inc., PHAMIS, Inc., Aldus Corporation and Ernst & Young LLP.

Tracy Wright has served as Vice President, Chief Finance Officer of drugstore.com since May 2008, Vice President of Financial Planning and Analysis since August 2007, and as Senior Director of Financial Planning and Analysis from 2003 to July 2007. Prior to joining drugstore.com, Ms. Wright held financial leadership roles at Western Wireless International, Freeinternet.com, and PriceWaterhouseCoopers.

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

Non-Executive Officers

Robert Hargadon has served as Vice President, Human Resources of drugstore.com since November 2006. Mr. Hargadon served as the General Manager, Corporate Learning and Development for Microsoft Corporation, a software company, from 2005 to 2006. Mr. Hargadon was at Boston Scientific, a medical device developer and manufacturer, from 1997 to 2005, initially as the Vice President, International Human Resources and later as the Vice President, U.S. Human Resources. From 1993 to 1997, Mr. Hargadon was the Vice President, Training and Development, Retail for Fidelity Investments, a financial services company. He has also worked as a consultant on a wide range of leadership, human resource and organization development assignments.

Perry Evoniuk was appointed Vice President, Enterprise Architecture in January 2009. Mr. Evoniuk joined drugstore.com in 1999 and has held several positions managing development and implementation of our web store infrastructure. Prior to joining drugstore.com, Mr. Evoniuk served in research and development positions at Attachmate Corporation, a host connectivity provider, and at Hughes Aircraft, an aerospace and defense company.

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

Ronald E. Kelly has served as Vice President, Customer Care and Logistics of drugstore.com since June 2006, and as Senior Director of Site Development and Customer Care and Logistics for drugstore.com from 2003 to 2006. From 2001 to 2003, he served as Director of Customer Care with drugstore.com. From 1999 to 2001, Mr. Kelly served as a Senior Financial Analyst and later as Director of Procurement for drugstore.com.

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

Kathleen McNeill has served as our Vice President of Beauty since December 2006. Ms. McNeill joined drugstore.com in June 2006 as our General Manager, Beauty. From 2005 to June 2006, Ms. McNeill served as Vice President of Flagship Stores with Bath and Body Works, a division of Limited Brands, Inc., a specialty retail company. From 2000 to 2005, Ms. McNeill served in a number of positions, including Skincare Merchandise manager with Sephora, USA, Inc., the cosmetic retailer division of Moët Hennessy Louis Vuitton, an international luxury products retailer.

Stan Pavlovsky was appointed Vice President, Vision Direct, in January 2009. Mr. Pavlovsky joined drugstore.com in 2004, in our financial planning and analysis group before moving over to our vision business. Prior to joining the company, Mr. Pavlovsky held positions in financial and business analysis at Microsoft Corporation, a software company, and The Boeing Company, an aerospace company and aircraft manufacturer.

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

We have an accumulated deficit of $770.1 million through December 28, 2008. To date, we have had only one profitable quarter, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses in the first quarter of 2009, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

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

If the recent global economic crisis has a disproportionate impact on our business or that of our significant partners and suppliers, our business and results of operations would be harmed.

The recent deterioration in the U.S. and global credit markets and the financial services industry could negatively affect our business or that of our significant partners and suppliers. Tightening of credit and the recent decline in the housing market has led to a lack of consumer confidence and a reduction in business activity generally, which could significantly harm our revenues and operating results. In addition, our vendors could experience serious cash flow or other financial or operational problems due to the current economic conditions. As a result, our vendors may attempt to increase prices, alter payment terms, or seek other relief in order to offset these problems. Vendors may further be forced to reduce production, shut down operations or file for bankruptcy protection, which in some cases could have a significant impact on our ability to serve the market’s needs. In addition, access to credit from financial institutions may not be available. We do not expect the current economic conditions to improve significantly in the near future, and any continuation and/or worsening of the economic environment could intensify the adverse affects of these difficult market conditions.

We may be unable to obtain the additional capital we need in the future to support our growth.

Our available funds may not be sufficient to meet all of our long-term business development requirements, and we may seek to raise additional funds through public or private debt or equity financings. Due to the recent tightening of the credit and equity markets, any additional financing that we may need may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our strategic flexibility or ability to develop and grow our business may be significantly limited.

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

Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

On several occasions in recent months, our stock price has dropped below the minimum $1.00 per share required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). While NASDAQ has temporarily suspended enforcement of the minimum price requirement due to conditions in U.S. and world financial markets, enforcement of this requirement is currently scheduled to resume on April 20, 2009. If our stock price continues to trade below this minimum price once NASDAQ resumes enforcement of this requirement, our stock could be delisted from the NASDAQ Global Market.

Delisting from the NASDAQ Global Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock from the NASDAQ Stock Market were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely affected as a result.

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

In addition, we face competition from online pharmacies outside the United States. Although it is currently illegal to re-import prescription drugs into the United States from any foreign country, a growing number of U.S. consumers seek to fill their prescriptions through Canadian and other foreign online pharmacies, and a number of state and local governments have set up websites directing their constituents to Canadian pharmacies. The U.S. Food and Drug Administration, or FDA, has taken only limited action to date, and may not take aggressive action in the future, against those who illegally re-import prescription drugs or support or facilitate illegal re-importation. The U.S. Congress has enacted legislation governing online pharmacies that imposes restrictions on operations and other regulatory requirements on online pharmacies that do not apply to our brick-and-mortar or foreign-based online counterparts. In addition, legislation allowing for re-importation of prescription drugs by individuals for personal use has repeatedly been introduced. If such legislation were to be enacted, or if consumers increasingly use foreign-based online prescription drug websites instead of U.S.-based online pharmacies, such as ours, to fill their prescription needs, our business and operating results could be harmed.

Our relationship with Rite Aid involves many risks and restricts our ability to promote, contract with, or operate traditional retail stores.

In June 1999, we entered into a series of agreements with Rite Aid that we renegotiated in September 2008. These agreements involve many aspects of our respective businesses and the operation of our respective websites, the fulfillment of orders, and the extension of Rite Aid’s insurance relationships to cover prescriptions processed by us. We currently use Rite Aid’s systems to process prescription orders in our mail-order pharmacy segment. If we were unable to maintain our relationship with Rite Aid and could not implement an alternative method for processing prescriptions, through either our own systems or those of a third party, we would be unable to maintain our pharmacy operations. The loss of our pharmacy sales, which comprised approximately 12% of our net sales in fiscal 2008, would greatly reduce our revenue and harm our business.

In September 2008, we transferred the rights to the local-pick up pharmacy (LPU) orders to Rite Aid in exchange for $9.9 million, paid in ten monthly installments beginning in September 2008. As of December 28, 2008, Rite Aid owed us approximately $5.9 million under this agreement. If we are unable to collect from Rite Aid our financial results and cash flows would be negatively affected.

Our arrangement with Rite Aid is complex and requires substantial effort and attention to operate and manage successfully. We may not be able to accommodate changes that Rite Aid may make to its systems that we use, which may limit our ability to operate our business.

While Rite Aid has committed to promoting the Rite Aid online store in its stores and in its advertising, we do not control the choice of ads, and this form of advertising may not generate traffic to or orders from the Rite Aid online store. In addition, a substantial alteration of Rite Aid’s marketing efforts, or a breach by Rite Aid of its marketing obligations, could adversely affect revenues generated by the Rite Aid online store. Our relationship with Rite Aid also substantially broadens our ability to provide prescription medications to consumers with insurance reimbursement plans, it may not allow all of our potential customers to purchase these medications from drugstore.com and receive insurance reimbursement, which could adversely affect consumer perceptions of us and our revenues. In addition, our relationship with Rite Aid contains limitations on the scope of our marketing activities, including restrictions on our ability to promote, or to affiliate with, any service that would be competitive to the Rite Aid LPU pharmacy service or Rite Aid online store. These restrictions could limit our flexibility and ability to grow our business if our relationship with Rite Aid is not successful.

We are expanding into international markets, causing our business to be increasingly susceptible to international business risks and challenges that could affect our profitability.

Through our contract with E4X, Inc., we recently began selling certain OTC products in international markets and expect to expand more aggressively in the future. International sales are subject to inherent risks that could adversely affect our operating results, including:

•	the risk that our marketing strategies will not translate well to international markets and that we will need to expend resources to adapt those strategies for a variety of new markets;

•	the need to develop new supplier and manufacturer relationships;

•

the need to comply with additional U.S. and foreign laws and regulations to the extent applicable, including but not limited to, restrictions on advertising practices, regulations governing online services, restrictions on importation of specified or proscribed items, importation quotas, consumer protection laws, enforcement of intellectual property rights, laws dealing with consumer and data protection, privacy, encryption, and restrictions on pricing or discounts; and

•	unexpected changes in international regulatory requirements and tariffs, and geopolitical events such as war and terrorist attacks.

To the extent we generate significant international sales, any negative impact on our international operations could negatively affect our revenues and operating results. In addition, it is costly to establish, develop, and maintain international operations and websites that promote our brand internationally, which could further harm our revenues and operating results.

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

We conduct all of our fulfillment operations from our distribution facilities in Swedesboro, New Jersey and Ferndale, Washington. Our primary distribution center in Swedesboro and our inventory storage facility in Logan Township, New Jersey house our entire product inventory except for our vision products, which are housed at our Washington facility. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack, or other comparable event at either of these facilities, and in particular our New Jersey facilities, would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a significant part of either of these facilities, and in particular our New Jersey facilities, were destroyed or our operations were interrupted for any extended period of time, our business, financial condition, and operating results would be harmed.

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

Under our distribution agreement with GNC, and consignment arrangements with other partners, we maintain inventory of third parties’ products in our primary distribution center, thereby increasing the complexity of tracking inventory in, and the operation of, our distribution center. Our failure to properly handle third party inventory that we hold would result in unexpected costs and other harm to our business and reputation.

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

We purchase most of our pharmaceutical inventory and our supply of Rite Aid private label products through Rite Aid or its wholesale partners. Our business could be significantly disrupted if Rite Aid were to breach its contract or suffer adverse developments that affect its ability to supply products to us. If for any reason Rite Aid is unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative fulfillment partners on acceptable terms in a timely manner, or at all.

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

Our pharmacists are required by law to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects, and other information deemed significant by the pharmacists. Our pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate those effects. In addition, our pharmacists provide information and respond to user inquiries on our websites and those of certain of our partners. This counseling is in part accomplished through e-mails to our customers, inserts included with the prescription, and in some circumstances, online postings, which may increase the risk of miscommunication because the customer is not personally present to receive the counseling or advice or may not have provided us with all relevant information. Although we also post product information on our website, customers may not read this information. Providing information on pharmaceutical and other products creates the potential for claims to be made against us for negligence, personal injury, wrongful death, product liability, malpractice, invasion of privacy, or other legal theories based on our product or service offerings. Our general liability, product liability, and professional liability insurance may not cover potential claims of this type or may not be adequate to protect us from all liabilities that may be imposed if any such claims were to be successful.

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

We believe that our relationships with Rite Aid and other strategic partners, Internet portals, third-party distributors, and manufacturers are critical to attract customers, to facilitate broad market acceptance of our products and the drugstore.com brand, and to enhance our sales and marketing capabilities. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners. Our business could be harmed if any of our strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under our agreements.

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

Pharmacy sales accounted for approximately 12% of our total revenue in fiscal year 2008. Sales of our pharmacy products depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, managed care organizations, PBMs, and other organizations. These organizations are increasingly challenging the price and cost-effectiveness of medical products and services. The efforts of third-party payors to contain costs often place downward pressures on profitability from sales of prescription drugs. In addition, our products or services may not be considered cost-effective, and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit.

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

We may be unable to identify suitable acquisition opportunities or to negotiate and complete acquisitions on favorable terms, or at all. In addition, any future acquisitions may require substantial capital resources, and, to the extent it is available, we may need to obtain additional capital or financing, from time to time, to fund these activities. This could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or amortization or impairment expenses related to goodwill and other intangible assets, any of which could harm our business, financial condition, and results of operation. Sufficient capital or financing may not be available to us on satisfactory terms, or at all.

Our business could suffer if we are unsuccessful in integrating and maintaining strategic partnerships.

We have entered into a number of strategic partnerships to build, host, and process and fulfill orders, most recently, with Rite Aid and Medco Health Solutions, Inc. We expect to continue to evaluate and consider a wide array of potential strategic partnerships as part of our growth strategy. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating and maintaining strategic partnerships may create unforeseen operating difficulties and expenditures and is itself risky. Such risks include a diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration of the strategic partnerships, partners having interest, strategies or goals inconsistent with ours, business decisions or other actions of our partners may result in harm to our reputation or adversely affect the value of our investment in the partnership, and we may incur additional operating losses and expenses as a result of the operations of the strategic partnerships.

Governmental regulation of our business could require significant expenditures, and failure to comply with regulations could result in civil and criminal penalties.

Our business is subject to extensive federal, state and local regulations. For example:

•

entities such as drugstore.com engaging in the practice of pharmacy are subject to numerous federal and state regulatory requirements, including those relating to traditional pharmacy licensing and registration as well as additional online pharmacy requirements, the dispensing of prescription drugs, pharmacy record keeping and reporting, and the confidentiality, security, storage, and release of patient records;

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

In accordance with current industry practice and our interpretation of applicable law, historically, we have not collected sales and use taxes or other taxes with respect to shipments of goods into states other than Washington. However, the revenue agency of the state of New Jersey, where our primary distribution center is located, has asserted that we owe state sales tax on some of our prior sales to New Jersey residents from January 3, 2000 to December 29, 2001. On February 19, 2008, we were informed of the decision by the Tax Court of New Jersey against us in the case of drugstore.com, inc. vs. Director, Division of Taxation (the “NJ Tax Case”). The NJ Tax Case represented an appeal by us of an assessment made by the New Jersey Division of Taxation (the “Division”) for $221,626 in tax, plus penalties in the amount of $11,081 and interest. The Division alleged that we failed to collect and remit sales taxes to the Division on taxable sales made in New Jersey for the years 2000 and 2001. We did not believe that we were required to collect sales taxes on sales made to customers in New Jersey based on applicable law. In its decision, the Tax Court of New Jersey ruled otherwise. Prior to this ruling we had not collected sales tax in New Jersey. We are appealing the Tax Court’s decision in the NJ Tax Case, and considering our other legal options. In the meantime, we have begun collecting and remitting sales tax on taxable New Jersey sales. If we are unsuccessful in our appeal, the State of New Jersey may expand its assessment to include other years for which we did not collect sales tax. The operation of our distribution centers, the operations of any future distribution centers, our drop-shipping agreements with vendors, and other aspects of our evolving business, however, may result in additional sales and use tax collection obligations. In addition, one or more other states may successfully assert that we should collect sales and use or other taxes on the sale of our products in that state. One or more states or the federal government may seek, either through unilateral action or through federal legislation, to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do. Effective July 2008, New York imposed such a sales tax obligation requirement on on-line retailers that use New York residents to directly or indirectly refer potential customers, via a link on an Internet Website or otherwise, to the online retailer. As a result, we began collecting and remitting sales tax in New York in July 2008. Moreover, one or more states could begin to impose sales taxes on sales of prescription products, which are not generally taxed at this time. While we believe we are in compliance with existing laws and regulations, we could be subject to significant fines or other payments for any unintentional past failure to comply with tax regulations. This could result in substantial tax liabilities for our past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business, financial condition, and operating results.

Currently, decisions of the U.S. Supreme Court restrict the ability of states to collect state and local sales and use taxes with respect to sales made by companies lacking a physical presence in the state. However, a number of states have passed and have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect and remit sales and use taxes in states other than Washington, New York and New Jersey. In addition, applicable law in most states does not currently require us to collect sales tax on the sales of prescription medications. If this law were to change, we would be required to collect and remit sales and use taxes for prescription products. The imposition of additional tax obligations on our business by state and local governments could create significant administrative burdens for us, decrease our future sales, and harm our cash flow and operating results.

Certain stockholders own a significant amount of our common stock, which could discourage an acquisition of drugstore.com or make removal of incumbent management more difficult.

Amazon.com beneficially owns approximately 13% of our outstanding stock, and is entitled to designate a director to serve on our board of directors, currently Geoffrey R. Entress. Kleiner Perkins Caufield and Byers, or KPCB, owns approximately 11% of our outstanding stock, and Samana Capital, L.P (formerly Ziff Asset Management, L.P.)., or Samana, owns approximately 10% of our outstanding stock. Because each owns a significant percentage of our capital stock, Amazon.com, KPCB, or Samana, or more than one of them, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Furthermore, because of these substantial equity stakes in drugstore.com, competitors of Amazon.com, KPCB, or Samana, or other potential acquirers could decide not to merge with, or acquire, us. In addition, in the case of a potential acquisition of drugstore.com by another party, a substantial equity stake in drugstore.com could prevent the tax-free treatment of an acquisition, making drugstore.com a less attractive acquisition candidate. In addition, if any of our significant stockholders were to sell a substantial quantity of their holdings in a short period of time, our stock price could decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Bellevue, Washington, where we lease approximately 53,000 square feet under a lease that expires in July 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. We also lease office space of approximately 1,400 square feet in Bellevue, Washington, under a sub-lease that expires in July 2009. Our primary distribution facility for our OTC and mail-order pharmacy segments is located in Swedesboro, New Jersey, where we lease approximately 270,000 square feet under a lease that expires in December 2010, with options to renew for two additional five-year periods. We also lease an inventory storage facility in Logan Township, New Jersey for 85,000 square feet through February 2011. The distribution facility for our vision segment is located in Ferndale, Washington, where we lease approximately 16,600 square feet under a lease that ends July 2009. We lease approximately 11,500 square feet under a lease that expires in March 2011 for our principal customer care center, which is located in Halifax, Nova Scotia, Canada.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “DSCM.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Market.

	High	Low
Fiscal Year Ended December 28, 2008
First Quarter	$3.38	$2.03
Second Quarter	$2.50	$0.95
Third Quarter	$2.89	$1.66
Fourth Quarter	$2.75	$0.74

	High	Low
Fiscal Year Ended December 30, 2007
First Quarter	$3.83	$2.35
Second Quarter	$2.90	$2.40
Third Quarter	$3.26	$2.60
Fourth Quarter	$3.74	$2.90

Holders of Record

As of March 5, 2009, there were approximately 775 holders of record of our common stock, and a much larger number of beneficial owners.

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

	12/28/2003	1/2/2005	1/1/2006	12/31/2006	12/30/2007	12/28/2008
drugstore.com	$100.00	$67.19	$56.32	$72.33	$64.82	$22.73
NASDAQ Stock Market (U.S.) Index	$100.00	$110.25	$111.77	$122.41	$135.54	$77.55
Morgan Stanley High Tech Index	$100.00	$108.33	$111.44	$121.25	$134.29	$70.54

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$366,579	$339,331	$315,123	$303,304	$267,659
Loss before income taxes	(16,367)	(17,619)	(17,608)	(26,045)	(52,634)
Income tax benefit	—	—	—	—	980

Loss from continuing operations	(16,367)	(17,619)	(17,608)	(26,045)	(51,654)
Gain from discontinued operations, net of tax (2)	8,080	6,108	4,582	5,146	3,919

Net loss (1)	$(8,287)	$(11,511)	$(13,026)	$(20,899)	$(47,735)

Basic and diluted loss from continuing operations per share	$(0.17)	$(0.18)	$(0.19)	$(0.29)	$(0.67)
Basic and diluted gain from discontinued operations per share	$0.08	$0.06	$0.05	$0.06	$0.05

Basic and diluted net loss per share	$(0.09)	$(0.12)	$(0.14)	$(0.23)	$(0.62)

Weighted average shares outstanding	96,481,787	95,350,046	93,405,405	90,808,817	76,650,915

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$38,194	$36,249	$40,639	$46,463	$34,219
Cash dividends declared per common share	—	—	—	—	—
Working capital	34,330	35,340	40,886	46,075	33,551
Total assets	152,549	175,408	168,322	170,563	158,511
Long-term debt obligations, less current portion	2,567	1,221	1,839	2,685	1,807
Total stockholders’ equity	$94,200	$94,368	$92,678	$96,271	$87,128

(1)	Includes impairment charges to long-lived assets of $27,460 in 2004.
(2)	The results of operations of our LPU segment have been classified as discontinued operations in all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this annual report.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We believe that we offer a better way for consumers to shop for these products through our web stores, including those located on the Internet at www.drugstore.com, www.beauty.com, www.riteaidonlinestore.com, www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com.

We operate on a 52/53-week retail calendar, with each quarter in a 52-week fiscal year representing a 13-week period. Fiscal years 2008, 2007, and 2006 were 52-week fiscal years. References in the following discussion to yearly periods are to fiscal years, unless the context indicates otherwise. The year “2008” refers to the fiscal year ended December 28, 2008, year “2007” refers to the fiscal year ended December 30, 2007, and “2006” refers to the fiscal year ended December 31, 2006.

Business Segments; Growth Strategies. We operate our business in three business segments: over-the-counter (OTC); vision; and mail-order pharmacy.

•

OTC. Our OTC segment includes all non-prescription products sold online through our web stores at www.drugstore.com, www.beauty.com, www.riteaidonlinestore.com, www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com, or over the telephone at 1-800-DRUGSTORE or 1-800-VISIONDIRECT, including nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. Our business strategy is to offer our customers a wide selection of health, beauty, personal care, household, and other products at competitive prices and a superior online shopping experience. We are able to offer a significantly broader assortment of products, with greater depth in each product category, than brick-and-mortar drugstores, and provide a broad array of interactive tools and information on our websites to help consumers make informed purchasing decisions. We believe leveraging our strong capabilities in Internet marketing, merchandising, fulfillment, and customer care in the health, beauty, and wellness arena will be a key growth driver for our OTC segment. In 2009, we are focusing on key initiatives such as international market expansion and further development of our Medco, Rite Aid, and new beauty partnerships to accelerate OTC growth.

•

Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com, www.lensmart.com, and www.lensquest.com, or over the telephone at 1-800-VISIONDIRECT. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2009, we will continue to focus on balancing customer acquisition with net margin in order to maximize our profits.

•

Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online through the pharmacy section of the drugstore.com web store or over the telephone and delivered to customers through our mail-order facility. We procure our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription fulfillment services for pharmacy benefit managers, or PBMs. We sell over 5,500 prescription drugs, including many specialty drugs for the treatment of chronic conditions such as cancer, HIV, and multiple sclerosis, which are not carried by brick-and-mortar pharmacies and require special handling or service. In this segment, we focus our marketing efforts directly on consumers online and through doctors to maximize growth in our cash prescription and specialty pharmacy business. In addition to the sale of prescription drugs, we sell advertising on our website to monetize the large volume of unique visitors per month researching drugs and other healthcare content provided on the site. In 2009, we anticipate that our mail-order pharmacy segment revenues will decline due to the loss of one of our PBM customers as a result of an acquisition in late 2008, but anticipate continued year-over-year contribution margin improvements.

Discontinued Operations. On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business (LPU), which includes prescription refills sold online through the drugstore.com web store or the Rite Aid online store and picked up by customers at Rite Aid stores, in exchange for $9.9 million, paid in ten monthly installments beginning in September 2008. We recorded the purchase price as a deferred gain that we are recognizing over the ten-month contractual payment period ending in June 2009. Additionally, Rite Aid will pay drugstore.com ongoing marketing service fees for the continued marketing of Rite Aid’s LPU offering on the drugstore.com site during the term of the agreement, which continues for two years unless extended for another year by either party. The marketing service fees are considered indirect cash inflows of our discontinued LPU segment, as we anticipate the fees earned will not be a significant source of ongoing revenue in the future. The results of operations of our LPU segment have been classified as discontinued operations in the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented.

Revenues. We generate revenue primarily from product sales and shipping fees. In 2008, we reported consolidated total net sales of $366.6 million, which reflected a $27.2 million, or 8%, increase over 2007. Our net sales growth was driven by a 7% year-over-year increase in our total order volume for 2008, to 5.3 million orders. Our average net sales per order increased to $69 in 2008, from $68 in 2007. Our revenues benefited from strong year-over-year growth in our largest segments, OTC and vision of 11% and 12%, respectively. These increases were partially offset by a year-over-year decrease in mail-order pharmacy net sales of 12%.

Expenses. Our operating expenses, including cost of goods sold, decreased as a percentage of net sales to 105% in 2008 compared to 106% in 2007. In 2008, our overall cost of goods sold as a percentage of net sales decreased year-over-year by 130 basis points due to a favorable shift in our product mix to higher margin OTC sales, as well as improvements in our OTC and mail-order pharmacy margins. As a percentage of net sales, our improved gross margins in 2008 were partially offset by increased fulfillment expenses incurred in our primary distribution center related to process improvement projects, increased marketing expenses resulting from increased paid order volume and increased employee-related costs, and increased technology and content expenses resulting from increased depreciation and software maintenance expense driven by the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure, as well as increased IT employee-related costs. In 2008, general and administrative expenses as a percentage of net sales decreased primarily due to a $2.5 million charge in 2007 related to estimated sales taxes and interest on an unfavorable ruling on our New Jersey sales tax case, and lower stock-based compensation expenses, partially offset by increased professional fees related primarily to a consulting project focused on our profitability initiatives.

Net Loss; Cash Position. Our net loss for 2008 decreased by 28%, or $3.2 million, to $8.3 million, compared to $11.5 million for the year ended December 30, 2007. We ended 2008 with $38.2 million in cash, cash equivalents, and marketable securities, compared to $36.2 million at the end of 2007. This balance reflects cash provided by operating activities from continuing operations, and discontinued operations of $9.9 million in 2008, proceeds of $4.0 million from the sale of discontinued operations, proceeds from borrowings on our line of credit of $5.0 million, and proceeds received of $0.5 million from the exercise of employee stock options and purchases under our employee stock purchase plan, partially offset by $13.2 million for capital expenditures, and $4.4 million to repay debt obligations.

Economic Environment. In the fourth quarter, we felt some impact from the current economic downturn, as we saw a less-than-normal seasonal increase in sales of our discretionary items, such as our holiday gift offerings, and greater utilization of free shipping offers. We also saw and expect to see elevated response rates to coupons and other promotional offers by increasingly price-conscious customers. That said, we are finding that overall orders are less affected by the economic slowdown, due in part to our value-pricing and the non-discretionary nature of many of our products.

Results of Operations

Customer Data

We shipped approximately 1.4 million new customer orders during 2008, increasing our total customer base to 9.8 million customers since inception. Orders from repeat customers as a percentage of total orders remained consistent year-over-year at 72% for 2008 and 2007. Orders from repeat customers as a percentage of total orders decreased in 2007 from 73% in 2006, primarily as a result of a decrease in repeat orders in our mail-order pharmacy segment. Active customer base includes those customers who have purchased at least once within the last 12 months and the number of customer orders includes new and repeat orders made through the drugstore.com web store and the web stores of our subsidiaries, orders generated through the Rite Aid online store, orders generated through the beauty.com Amazon marketplace, and orders generated through our fulfillment agreement with Weil, under which we host a Weil-branded store and fulfill Weil vitamin orders made on the drugstore.com web store.

Net Sales

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	(in thousands, except per order data)
Total net sales	$366,579	8.0%	$339,331	7.7%	$315,123
Total customer orders shipped	5,325	7.3%	4,964	11.1%	4,468
Total average net sales per order	$69	1.5%	$68	-4.2%	$71

Net sales include gross revenues from sales of product, shipping fees, and service fees, net of discounts and provision for sales returns, and other allowances. Net sales also include consignment service fees earned from our arrangement with GNC, under which we do not take title to the inventory and do not establish pricing. We record on a net basis consignment service fees, which constitute approximately 1% of total net sales in each period presented. We bill orders to the customer’s credit card or, in the case of prescriptions covered by insurance, we bill the co-payment to the customer’s credit card and the remainder of the prescription price to insurance. We record sales of pharmaceutical products covered by insurance as the sum of the amounts received from the customer and the third party insurer.

Total net sales increased in 2008 compared to the prior year, as a result of an increase in order volume and average net sales per order. Revenues from repeat customers decreased to 78% of net sales in 2008, compared to 79% in 2007, primarily as a result of a decrease in revenue from repeat customers in our mail-order pharmacy and vision segments. The year-over-year increase in average net sales per order in 2008 resulted from improvements in all of our segments’ net sales per order. Compared to 2007, net sales in our OTC and vision segments increased by $26.5 million and $6.5 million, respectively, and net sales in our mail-order pharmacy segment decreased by $5.8 million. Total net sales increased in 2007 compared to the prior year, as a result of an increase in order volume, partially offset by a decrease in the average net revenue per order. Revenues from repeat customers decreased to 79% of net sales in 2007, compared to 80% in 2006, primarily as a result of a decrease in revenue from repeat customers in our mail-order pharmacy segment. The year-over-year decrease in average net sales per order in 2007 resulted from a decrease in our mail-order pharmacy segment average net sales per order, partially offset by an increase in our average net revenue per order in our OTC and vision segments. Compared to 2006, net sales in our OTC and vision segments in 2007 increased by $36.3 million and $5.1 million, respectively, and net sales in our mail-order pharmacy segment decreased by $17.2 million.

OTC Net Sales

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	(in thousands, except per order data)
OTC net sales	$260,794	11.3%	$234,282	18.3%	$197,964
Percentage of total net sales from OTC	71.1%		69.0%		62.8%
OTC average net sales per order	$58	1.8%	$57	1.8%	$56

Net sales in our OTC segment increased year-over-year in 2008 and 2007, as a result of an increase in order volume and average net sales per order. The number of orders in our OTC segment grew year-over-year by 10% to 4.5 million in 2008, compared to 4.1 million in 2007. Our core OTC net sales, which exclude CNS net sales of $1.8 million in 2008, increased by 12% to $259.0 million in 2008, compared to $232.4 million in 2007. The number of orders in our core OTC segment grew by 10% to 4.4 million in 2008, compared to 4.0 million in 2007. Average net sales per order for our OTC segment increased to $58 in 2008, compared to $57 in 2007, and average net sales per order for our core OTC segment remained consistent at $58. The number of orders in our OTC segment grew year-over-year by 16% to 4.1 million in 2007, compared to 3.5 million in 2006. Our core OTC net sales, which exclude CNS net sales of $1.9 million in 2007, increased by 19% to $232.4 million in 2007, compared to $195.6 million in 2006. The number of orders in our core OTC segment grew by 17% to 4.0 million in 2007, compared to just under 3.5 million in 2006. Average net sales per order for our OTC segment increased to $57 in 2007, compared to $56 in 2006, and average net sales per order for our core OTC segment increased to $58 in 2007, compared to $57 in 2006.

The year-over-year increase in OTC order volumes in 2008 and 2007 was driven by increased orders from both new and repeat customers as a result of our increasing active customer base and our continued efforts to improve customer retention and conversion by adding website enhancements and offering a broad selection of basic necessity items and hard-to-find specialty items through the addition of new SKUs, which encourages customers to return to our websites and make repeat, replenishment, and impulse purchases. The slight year-over-year increase in average net sales per order in our OTC segment in 2008 and 2007 resulted from selling higher-priced items, offset slightly by a decrease in the number of items per order.

Vision Net Sales

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006
	(in thousands, except per order data)
Vision net sales	$61,420	11.9%	$54,906	10.3%	$49,780
Percentage of total net sales from vision	16.8%		16.2%		15.8%
Vision average net sales per order	$111	12.1%	$99	10.0%	$90

Net sales in our vision segment increased year-over-year in 2008 and 2007, as a result of an increase in average net sales per order driven primarily by offering volume discounts, which resulted in an increase in the average number of items sold per order, selling higher priced, newer technology contact lenses, and price increases for certain SKUs, partially offset by increased discount and promotional offers (none of which were individually material). The number of orders, both new and repeat, in this segment remained relatively flat at 553,000 in 2008, 553,000 in 2007, and 551,000 in 2006, respectively.

Mail-Order Pharmacy Net Sales

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	(in thousands, except per order data)
Mail-order pharmacy net sales	$44,365	-11.5%	$50,143	-25.6%	$67,379
Percentage of total net sales from mail-order pharmacy	12.1%		14.8%		21.4%
Mail-order pharmacy average net sales per order	$161	1.3%	$159	-3.0%	$164

Net sales in our mail-order pharmacy segment decreased year-over-year in 2008 and 2007, primarily as a result of a decrease in order volume. The number of orders in this segment decreased by 12% in 2008 to 276,000 orders, compared to 315,000 orders in 2007, and decreased 23% in 2007 from 411,000 orders in 2006. The 2008 decrease reflects a decrease in orders from both new and repeat customers, including a loss in the fourth quarter of $0.9 million in net sales from one PBM resulting from the sale of this PBM. The 2007 decrease reflects a 46% decrease in orders from PBMs, due to our decision to exit unprofitable partnerships, and a 19% decrease in orders from both new and repeat customers. Average net sales per order increased in 2008 compared to 2007, but decreased in 2007 compared to 2006. Included in net sales of our mail-order pharmacy segment in 2008 were wholesale orders to two parties totaling $1.8 million, which increased our average net sales per order by $7 in 2008; included in net sales of our mail-order pharmacy segment in 2007 were wholesale orders to two parties totaling $2.4 million, which increased our average net sales per order by $8 in 2007; and included in net sales in 2006 were wholesale orders to one party totaling $3.5 million, which increased our average net sales per order by $9 in 2006. Excluding the wholesale orders, average net sales per order increased by $3 in this segment in 2008 compared to the prior year, as a result of a price increases on certain brand and generic products as part of our profitability initiatives. Excluding the wholesale orders, average net sales per order decreased by $4 in this segment in 2007 compared to the prior year, as a result of a decrease in orders from PBMs which have higher net revenues per order but lower per order net margins.

Cost of Sales and Gross Margin

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	($ in thousands)
Total cost of sales	$263,697	6.2%	$248,308	5.0%	$236,382
Total gross profit dollars	$102,882	13.0%	$91,023	15.6%	$78,741
Total gross margin percentage	28.1%		26.8%		25.0%

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage and damaged, slow-moving, and expired inventory, outbound and inbound shipping costs, and expenses related to promotional inventory included in shipments to customers. Payments that we receive from vendors in connection with volume purchases or rebate allowances and payment discount terms are netted against cost of sales.

Total cost of sales increased year-over-year in absolute dollars in 2008 and 2007, as a result of growth in order volume and net sales. Gross margin percentage increased year-over-year in 2008 and 2007, as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment, and improved gross margin percentages in our OTC and mail-order pharmacy segments in 2008, and in all of our business segments in 2007.

Shipping

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	($ in thousands)
Shipping activity:
Shipping revenue	$14,799	-3.9%	$15,403	13.1%	$13,618
Shipping costs	($26,803)	8.1%	($24,802)	13.2%	($21,905)

Net shipping loss	($12,004)	27.7%	($9,399)	13.4%	($8,287)

Percentage of net sales:
Shipping revenue	4.0%		4.5%		4.3%
Shipping costs	-7.3%		-7.3%		-7.0%
Net shipping loss	-3.3%		-2.8%		-2.6%

We include in net sales our revenues from shipping charges to customers, and we include in cost of sales outbound shipping costs. Our net shipping loss increased in absolute dollars and as a percentage of net sales in 2008 compared to the prior year, as a result of a decrease in shipping revenue resulting from a decrease in the number of customers choosing expedited shipping methods for their orders and the elimination of surcharges for APO/FPO and Alaska and Hawaii orders, combined with an increase in shipping costs resulting from a higher mix of OTC orders, which have a higher shipping cost than orders in our other business segments, and increasing fuel surcharges by our primary shipping carrier. In late 2007, we renegotiated lower contractual rates from our largest shipping carrier, which had a favorable impact on our net shipping loss in 2008, but was partially offset by increasing fuel surcharges. Our net shipping loss increased in absolute dollars and as a percentage of net sales in 2007 compared to the prior year, as a result of a higher mix of OTC orders. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	($ in thousands)
OTC cost of sales	$180,252	9.6%	$164,469	17.8%	$139,674
OTC gross profit dollars	$80,542		$69,813		$58,290
OTC gross margin percentage	30.9%		29.8%		29.4%

Cost of sales in our OTC segment increased year-over-year in absolute dollars in 2008 and 2007, as a result of growth in order volume and net sales. Gross margin percentage increased in this segment in 2008 compared to the prior year, primarily as a result of improvements in product margins in a majority of our product categories as a result of our ongoing pricing and sourcing profitability initiatives, and to a lesser extent, a shift in sales mix to higher margin product categories. Gross margin percentage increased in this segment in 2007 compared to the prior year, primarily as a result of a shift in sales mix to higher margin prestige beauty products.

Vision Cost of Sales and Gross Margin

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	($ in thousands)
Vision cost of sales	$47,279	12.8%	$41,904	8.3%	$38,682
Vision gross profit dollars	$14,141		$13,002		$11,098
Vision gross margin percentage	23.0%		23.7%		22.3%

Cost of sales in our vision segment increased year-over-year in absolute dollars in 2008 and 2007, as a result of an increase in net sales. Gross margin percentage decreased in this segment in 2008 compared to the prior year, primarily from increased promotional offers, which increase the average net sales per order, but have an unfavorable impact on gross margin percentage. Gross margin percentage increased in this segment in 2007 compared to the prior year, as a result of a shift in product mix to higher margin contact lenses, and to a lesser extent, increased prices on certain products, offset by increased discount and promotional offers.

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	($ in thousands)
Mail-order pharmacy cost of sales	$36,166	-13.8%	$41,935	-27.7%	$58,026
Mail-order pharmacy gross profit dollars	$8,199		$8,208		$9,353
Mail-order pharmacy gross margin percentage	18.5%		16.4%		13.9%

Cost of sales in our mail-order pharmacy segment decreased year-over-year in absolute dollars in 2008 and 2007, as a result of a decrease in order volume and net sales. Gross margin percentage increased in this segment in 2008 compared to the prior year, primarily from our ongoing review of pricing and profitability of pharmaceutical products, and the loss of orders from one of our PBMs in late 2008, which had lower per order net margins. Gross margin percentage increased in this segment in 2007 compared to the prior year, as a result of improved margins from exiting unprofitable partnerships with certain PBMs in 2006 and our ongoing review of pricing and profitability of pharmaceutical products.

Fulfillment and Order Processing Expense

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	($ in thousands)
Fulfillment and order processing expense	$43,377	8.9%	$39,817	7.7%	$36,971
Percentage of net sales	11.8%		11.7%		11.7%
Fixed and variable cost information:
Variable costs	$29,754	3.2%	$28,829	8.5%	$26,567
Fixed costs	$13,623	24.0%	$10,988	5.6%	$10,404

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

Variable fulfillment and order processing expenses increased by $925,000 in 2008 compared to the prior year, primarily as a result of a 10% increase in order volume in our OTC segment. Fixed fulfillment and order processing expenses increased by $2.6 million in 2008 compared to the prior year, primarily as a result of increased costs in our distribution facilities, including facility related costs of $832,000 resulting from the addition of our inventory storage facility in the second half of 2007 and increased routine repairs and maintenance, increased depreciation expense of $827,000 related to equipment and software purchases, increased professional fees of $779,000, related to process improvement projects, and increased employee related costs of $198,000. Fulfillment and order processing expenses as a percentage of net sales increased in 2008, as a result of an increase in fixed costs, partially offset by a year-over-year 40 basis point improvement in variable costs as a percentage of net sales in 2008, due to increased efficiencies in our primary distribution facility.

Variable fulfillment and order processing expenses increased by $2.3 million in 2007 compared to the prior year, primarily as a result of a 16% increase in order volume in our OTC segment, partially offset by a 23% decrease in order volume in our mail-order pharmacy segment. Fixed fulfillment and order processing expenses increased by $584,000 in 2007 compared to the prior year, primarily as a result of increased depreciation expense of $350,000 related to improvements made to our primary distribution center, and increased personnel costs of $204,000 resulting primarily from an increase in headcount. Fulfillment and order processing expenses as a percentage of net sales remained flat in 2007 compared to 2006.

Marketing and Sales Expense

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	($ in thousands)
Marketing and sales expense	$33,591	11.7%	$30,080	9.6%	$27,445
Percentage of net sales	9.2%		8.9%		8.7%

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytical tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. In addition, marketing and sales expense include royalty expenses of $91,000 in 2008, $105,000 in 2007, and $62,000 in 2006. Advertising and promotional costs were $23.2 million in 2008, $20.7 million in 2007, and $18.7 million in 2006.

Marketing and sales expenses increased both in absolute dollars and as a percentage of net sales in 2008 compared to the prior year. The year-over-year increase of $3.5 million in 2008 resulted primarily from an increase of $2.5 million in paid search, affiliate, and portal costs, driven primarily by an increase in order volume in our OTC segment, an increase in the percentage of paid orders to total orders in both our OTC and vision segments, and an increase in cost per order in our vision segment, increased employee related costs of $832,000 driven by an increase in headcount and stock-based compensation, and an increase in other operating costs of $174,000. Marketing and sales expenses increased in absolute dollars and as a percentage of net sales in 2007 compared to the prior year. The year-over-year increase of $2.6 million resulted primarily from an increase of $4.0 million in paid search, affiliate, and portal costs, driven by an increase in order volume and cost per order, an increase in personnel expenses of $466,000, primarily due to increased stock-based compensation, an increase in professional fees of $160,000, partially offset by a reduction of costs of $2.0 million related to our brand awareness campaign, which we concluded in the first quarter of 2006, as a result of the brand campaign not producing results quickly enough to serve our near-term profitability goals.

Marketing and sales expense per new customer remained consistent between 2008 and 2007 at $23 and was higher in 2006 at $24, primarily as a result of the conclusion of our brand awareness campaign in the first quarter of 2006.

Technology and Content Expense

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	($ in thousands)
Technology and content expense	$23,011	26.0%	$18,258	12.8%	$16,190
Percentage of net sales	6.3%		5.4%		5.1%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and improvements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

Technology and content expenses increased both in absolute dollars and as a percentage of net sales in 2008 compared to the prior year. The year-over-year increase of $4.8 million resulted primarily from increases in depreciation costs of $2.5 million and increases in software license and maintenance costs of $460,000, resulting from the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure, and an increase in employee related costs of $1.7 million driven primarily by headcount and increased utilization of external IT contractors. Technology and content expenses increased both in absolute dollars and as a percentage of net sales in 2007 compared to the prior year. The year-over-year increase of $2.1 million resulted primarily from increases in depreciation costs of $1.1 million and increases in software license and maintenance costs of $675,000, resulting from the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure, and to a lesser extent, an increase of $152,000 of stock-based compensation expense.

General and Administrative Expense

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	($ in thousands)
General and administrative expense	$19,034	-9.1%	$20,928	35.8%	$15,413
Percentage of net sales	5.2%		6.2%		4.9%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses decreased in both absolute dollars and as a percentage of net sales in 2008 compared to the prior year. The year-over-year decrease of $1.9 million resulted primarily from a $2.5 million expense in 2007 related to an estimate recorded for sales taxes and interest on an unfavorable ruling on our NJ sales tax case, and a decrease in stock-based compensation of $1.3 million, partially offset by a $1.6 million increase in professional fees, primarily related to a consulting project focused on our profitability initiatives and increased legal and tax and accounting fees, and an increase of $380,000 resulting from sales taxes and interest on the NJ sales tax case. General and administrative expenses increased in both absolute dollars and as a percentage of net sales in 2007 compared to the prior year. The year-over-year increase of $5.5 million in 2007 resulted primarily from the $2.5 million expense related to the unfavorable ruling on our NJ sales tax case, an increase in professional fees of $1.2 million, related primarily to a consulting project focused on our profitability initiatives, and an increase in stock-based compensation of $1.7 million, resulting from the issuance of warrants for services totaling $529,000 and the amortization of stock-based compensation under FAS 123(R).

Amortization of Intangible Assets

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	($ in thousands)
Amortization of intangible assets	$867	-29.7%	$1,234	-40.1%	$2,060
Percentage of net sales	0.2%		0.4%		0.7%

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS and Acumins, Inc., and assets acquired in connection with our agreement with GNC, and other intangible assets, including a technology license agreement, domain names, and trademarks. In the third quarter of 2007, we acquired for $456,000 certain trademarks and intangibles associated with our private label de~luxe™ brand of natural, spa quality personal care products.

Amortization expense decreased in 2008 and 2007 compared to the prior year, as a result of certain intangible assets being fully amortized in each of the three years.

Interest Income and Expense

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	($ in thousands)
Interest income, net	$631	-62.3%	$1,675	-3.2%	$1,730

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. Net interest income has decreased in 2008 compared to the prior year, as a result of receiving lower returns on cash, cash equivalents, and marketable securities balances and having a lower average balance. Net interest income remained consistent in 2007 compared to 2006.

Gain from Discontinued Operations

	Fiscal Year 2008	% Change	Fiscal Year 2007	% Change	Fiscal Year 2006

	($ in thousands)
Gain from discontinued operations	$8,080	32.3%	$6,108	33.3%	$4,582

The gain from discontinued operations in 2008 represents $5.7 million of income from discontinued operations and $2.3 million from the gain on the sale of discontinued operations, compared to 2007, which includes $6.1 million from the income from discontinued operations. The income from discontinued operations decreased in 2008 by $360,000 as a result of 2008 including only eight months of operations of our former LPU segment, compared to 2007, which included a full year of operations. This decrease was partially offset by increased order volume in 2008 compared to 2007. Orders in this segment were driven by Rite Aid through its marketing media, including Rite Aid store receipts, weekly Rite Aid advertising circulars, and e-mail refill reminders, and by Rite Aid’s adding of additional stores. In 2008, we recognized a gain from the sale of discontinued operations of $4.0 million, and a gain from the sale of inventory of $276,000, partially offset by the acceleration of $1.9 million of prepaid marketing costs.

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

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenue from product sales or services rendered (including advertising revenues), net of sales tax, when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price or fee earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

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

Prescription Sales. For insured prescriptions in our mail-order segment, the co-payment and the insurance reimbursement (which together make up the amount due to drugstore.com) constitute the full value of the prescription drug sale, and we receive this entire amount as cash. We therefore recognize the entire amount as revenue when we ship the order to the customer.

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

Consignment and Drop-ship Arrangements. We record revenues generated by consignment arrangements with GNC and Rite Aid in our OTC segment on a net basis because we do not take title to the inventory and do not establish pricing. We record revenues generated from our drop-ship arrangements with vendors in our OTC segment on a gross basis when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators.

Strategic Partnerships. We record revenues generated from the Amazon.com Marketplace in our OTC segment on a gross basis, because we act as a principal, based on the fact that we are subject to inventory risk, have latitude in establishing prices and selecting suppliers. We record revenues generated by the Weil agreement in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer, and we do not bear general inventory risk associated with these sales. We record revenues generated from the Rite Aid online store in our OTC segment on a gross basis, because we act as a principal, based on the fact that we are subject to inventory and credit risk, have latitude in establishing prices and selecting suppliers. Rite Aid earns a percentage of the contribution margin, defined as net sales, less direct costs of these sales and the incremental cost of fulfilling, processing and delivering the order, from the Rite Aid online store, which is recorded in marketing and sales expense in the statements of operations.

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

During fiscal 2008, we estimated the fair value of our reporting units by preparing a discounted cash flow analysis using forward looking projections of our estimated future operating results. Based on the results of the discounted cash flow analysis, we concluded that the fair value exceeds the carrying value, and therefore goodwill is not impaired. We also considered as an indicator of market value the market value of our common stock during the fourth quarter.

The significant assumptions used in our discounted cash flow analysis included: projected operating results, the discount rate used to present value future cash flows, and capital expenditures. Projected operating results assumptions include sales growth assumptions which are based on historical trends, and to a lesser extent, future sales growth from new strategic partnerships. Also included in projected operating results are gross margin and operating cost growth assumptions which are based on historical relationship of those measures compared to sales. Our discount rate is a “market participant” weighted average cost of capital (WACC) of 16%. Our capital expenditure assumptions are based on our planned capital expenditures for existing and new projects. Sensitivity tests were performed on our significant assumptions and determined that a reasonable, negative change in assumptions would not impact our conclusions.

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

Stock-Based Compensation

We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation cost over the service period for awards expected to vest. We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single-option approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We base our computation of expected volatility on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Our expected term estimates are based on a comprehensive weighted average life (WAL) analysis. The WAL analysis provides a historical based platform for use in developing expected term estimates for the future based on the historically observed time periods from grant date through post-vesting activities, such as exercise and cancellation. Prior to our fourth quarter of 2007, our expected term was calculated using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). Under this method, our expected term was equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which resulted in a six-year expected term. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards does not correspond with the terms for which interest rates are quoted, we average the rates quoted for the closest available term maturities. A dividend yield of 0% is considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we consider historical voluntary termination behavior in addition to actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. We apply an estimated forfeiture rate of approximately 35% to non-management and management employee subgroups, based on the weighted average termination behavior of those subgroups. We apply a forfeiture rate of 0% to our chief executive officer, board members, and non-employees. If our estimated forfeiture rate changes, we retrospectively increase or decrease stock-based compensation in the period of change. Any such revisions to the estimates we use to calculate the fair value of our stock-based awards could have a material impact on our results of operations and financial position. See Note 11 of our consolidated financial statements, Employee Benefit Plans, included in Part IV, Item 15 of this annual report.

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

Liquidity and Capital Resources

We have an accumulated deficit of $770.1 million through December 28, 2008. To date, we have had only one profitable quarter, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses in the first quarter of 2009, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock. From our inception through December 28, 2008, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $421.3 million.

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements, or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and in the section entitled “Risk Factors” in Part I, Item 1A of this annual report.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, U.S. government agency obligations, and corporate notes and bonds, are considered short-term as they are available to fund current operations. In addition, we have a revolving two-year line of credit allowing for borrowings up to $25.0 million through March 2011, which is available to fund operations, capital expenditures, or finance acquisitions, as needed. As of March 9, 2009, the available borrowings under the line of credit were approximately $21.0 million.

The following table provides information regarding our balances of cash and cash equivalents and marketable securities for the last three fiscal years:

	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$25,197	$18,572	$13,393
Marketable securities	12,997	17,677	27,246

Total	$38,194	$36,249	$40,639

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

Discussion of Cash Flows

The following table provides information regarding our cash flows for the last three fiscal years:

	Fiscal Year
	2008	2007	2006
Net cash provided by (used in):
Continuing operating activities	$10	$(128)	$(7,769)
Discontinued operating activities	$9,903	$7,906	$6,686
Investing activities	$(4,454)	$(5,108)	$(8,642)
Financing activities	$1,166	$2,509	$2,827
Net increase (decrease) in cash and cash equivalents	$6,625	$5,179	$(6,898)

Cash provided by (used in) operating activities. Our operating cash flows result primarily from cash received from our customers, fulfillment partners, and advertising and other service revenue, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, and interest payments on our long-term debt obligations. Cash received from customers and other activities generally corresponds to our net sales and because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and valuation of cash equivalents and marketable securities.

Net cash provided by operating activities increased by $2.1 million in 2008 compared to 2007, primarily due to an increase in cash provided by discontinued operations of $9.9 million in 2008, compared to $7.9 million in 2007. Net cash provided by continuing operations increased slightly to $10,000 in 2008 from cash used in continuing operations of $128,000 in 2007. Net cash provided by continuing operations in 2008 reflects non-cash expenses of $19.3 million, offset by net losses from continuing operations of $16.4 million and uses of other working capital of $2.9 million, primarily due to the timing of payments and increases in inventory to support our growth, partially offset by the collection of accounts receivable and other asset balances. Net cash provided by operating activities increased by $8.9 million in 2007 compared to 2006 primarily due to increases in working capital of $4.9 million, increases in non-cash expenses of $2.7 million, and net cash provided by discontinued operations of $1.2 million. Net cash used in continuing operations decreased to $128,000 in 2007 from cash used in continuing operations of $7.8 million in 2006. Net cash used in continuing operations in 2007 reflects net losses from continuing operations of $17.6 million, offset by non-cash expenses of $17.5 million. Net cash used in continuing operations in 2006 reflects net losses from continuing operations of $17.6 million and decreases in working capital of $5.0 million primarily due to the timing of payments and increases in inventory to support our growth, partially offset by non-cash expenses of $14.8 million. Net cash provided by discontinued operations totaled $9.9 million, $7.9 million and $6.7 million in 2008, 2007 and 2006, respectively, which reflects the gain recognized from discontinued operations and approximately $2.0 million of net cash provided each year from the assets and liabilities of discontinued operations due primarily from the timing of payments and collections.

Cash provided by (used in) investing activities. Our net cash provided by (used in) investing activities corresponds with to the purchase of marketable securities and the acquisition of fixed assets and intangible assets, partially offset by the net proceeds received from the sales and maturities of marketable securities and proceeds from the gain on sale of discontinued operations. In 2008, we recognized a gain of $9.9 million on the sale of discontinued operations of our LPU business and received $4.0 million of the cash proceeds from the gain, and in 2009, we will receive the remaining $5.0 million of cash proceeds. In 2009, we are targeting a range of $7.5 million to $9.0 million in capital expenditures.

Net cash used in investing activities decreased by $0.7 million in 2008 compared to 2007, due to an increase in sales and maturities of marketable securities of $14.6 million, proceeds received from the gain on the sale of discontinued operations of $4.0 million, and a decrease in the acquisition of fixed assets and intangible assets of $1.5 million, partially offset by an increase in purchases of marketable securities of $19.4 million. Net cash used in investing activities decreased by $3.5 million in 2007 compared to 2006, primarily due to an increase in sales and maturities of marketable securities of $15.4 million, partially offset by an increase in the acquisition of fixed assets and intangible assets of $7.2 million and an increase in purchases of marketable securities of $4.7 million.

Cash provided by (used in) financing activities. Our net cash provided by (used in) financing activities represents cash provided from borrowings under our revolving line of credit with a bank and asset financings to fund capital expenditures and operations, and the exercise of options and warrants, and shares purchased under our employee stock purchase plan, partially offset by payments on our debt obligations.

Net cash provided by financing activities decreased by $1.3 million in 2008 compared to 2007, due to a decrease in proceeds received from the exercise of stock options of $3.8 million due to our lower average stock price, partially offset by an increase in borrowings under our revolving line of credit of $1.0 million used to fund operations and capital expenditures, and a decrease in payments on debt obligations of $1.5 million. Net cash provided by financing activities decreased by $0.3 million in 2007 compared to 2006, due to an increase in payments on debt obligations of $3.6 million, partially offset by an increase in proceeds received from the exercise of stock options of $1.6 million due to an increasing stock price, and an increase in borrowings under our revolving line of credit of $1.7 million used to fund operations and capital expenditures.

Contractual Obligations and Commitments

In December 2004, we entered into an amended and restated loan and security agreement with a bank. In January 2005, we borrowed $1.0 million on the line of credit and in December 2005, we converted the $1.0 million line of credit into a term loan. The term loan totaled $361,000 as of December 30, 2007 and was payable in 36 monthly installments of principal and interest at a rate of prime rate plus 0.50%. In addition, the agreement included a $2.0 million term loan for capital equipment expenditures that accrued interest on the outstanding principal balance at a rate of prime rate plus 0.50%. This term loan was payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. The balance outstanding under this term loan was $55,000 as December 30, 2007.

In April 2007, we entered into an amended and restated loan and security agreement with our existing bank. The agreement included a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matured in March 2008. The agreement allowed for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. For the year ended December 30, 2007, borrowings under the existing line of credit totaled $4.0 million, of which $1.0 million was converted into a term loan in April 2007, $2.5 million was repaid and $1.5 million remained outstanding as of December 30, 2007 and was payable in 36 monthly installments of principal and interest at a rate of prime rate plus 0.50%.

In March 2008, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matured in March 2009. The agreement allows for the conversion of up to $5.0 million of the outstanding balance into a term loan within 60 days of maturity. In March 2008, borrowings under the existing line of credit totaling $5.0 million and existing term loans totaling $972,222 were converted into one term loan totaling approximately $6.0 million under the amended and restated loan and security agreement. The term loan is payable in 36 monthly installments and accrues interest at the prime rate plus 0.50% (3.75% at December 28, 2008). The balance outstanding under the term loan totaled $5.5 million as of December 28, 2008, and there was no balance outstanding under the line of credit as of December 28, 2008. Our equipment, inventory, accounts receivable, cash, investments, and intangible assets collateralize the borrowings under the agreement. The agreement contains certain financial and non-financial covenants with which we were in compliance at December 28, 2008.

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the prime rate, for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. As of March 9, 2009, approximately $4.0 million in borrowings under our previous facility were considered outstanding under this facility. Accordingly, the available borrowings under the line of credit were approximately $21.0 million. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, violations of any covenants, a material cross-default to our other debt, or a change of control.

In July 2006, we entered into an agreement to finance equipment in our distribution center totaling $1.9 million under a non-cancelable capital lease. The lease is payable in 36 monthly installments of approximately $60,000 beginning January 2007 and ending December 2009, and accrues interest at a rate of 8%. As of December 28, 2008 and December 30, 2007, the amount due under the agreement was $690,000 and $1.3 million, respectively.

We also lease computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at rates ranging from 7% to 8% and mature 21 to 24 months from the date of funding. We secured additional funds of $524,000 during 2008 and $469,000 during 2007, through capital lease financing agreements, through which we financed certain computer equipment and software for periods of two and three years. We are in compliance with all covenants required by these agreements. These amounts are included in the table below within the category of capital leases.

As of December 28, 2008, our principal commitments consisted of obligations outstanding under capital and operating leases and our term loans, as follows (in thousands):

	Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	($ in thousands)
Capital leases (1)	$1,126	$1,052	$74	$—	$—
Term loans (2)	4,647	2,065	2,582	—	—
Operating leases (3)	9,998	3,042	6,080	876	—

	$15,771	$6,159	$8,736	$876	$—

(1)	Capital lease obligations consist primarily of technology and operations assets.
(2)	Term loans include debt obligations with a bank.
(3)	Operating lease obligations consist of office building, distribution center, and call center leases.

We do not have any future material noncancelable commitments to purchase goods or services.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Management Outlook

For the first quarter of fiscal year 2009, we are targeting net sales in the range of $93.0 million to $97.0 million. We anticipate net loss for the first quarter in the range of $0.0 million to a net income of $2.0 million.

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

We have interest rate exposure arising from our financing facilities, which have variable rates. These variable interest rates are affected by changes in short-term interest rates. We manage our interest rate exposure by maintaining a conservative debt-to-equity ratio. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $5.5 million at December 28, 2008, and the highest interest rate attributable to this outstanding balance was 3.75% at December 28, 2008. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. As of December 28, 2008, we had $13.0 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer and chief accounting officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief accounting officer, concluded that, as of December 28, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, in this Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its evaluation, management concluded that, as of December 28, 2008, our system of internal control over financial reporting was effective. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 28, 2008, a copy of which is included in this annual report.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

drugstore.com, inc.

We have audited drugstore.com, inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). drugstore.com, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, drugstore.com, inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of drugstore.com, inc. as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008 of drugstore.com, inc., and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 11, 2009

ITEM 9B.	OTHER INFORMATION

Entry into Loan and Security Agreement

On March 9, 2009, drugstore.com, inc. and its subsidiaries entered into a loan and security agreement, effective March 5, 2009, with Silicon Valley Bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the prime rate, for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. As of March 9, 2009, approximately $4.0 million in borrowings under our previous facility were considered outstanding under this facility. Accordingly, the available borrowings under the line of credit were approximately $21 million. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, violations of any covenants, a material cross-default to our other debt, or a change of control.

2009 Bonus Plan and Supplemental Long-term Disability Plan

On March 9, 2009, the compensation committee of the board of directors of drugstore.com, inc. approved an incentive bonus plan under which our executive officers may receive cash bonuses for fiscal year 2009 based on the individual’s performance, the achievement by drugstore.com of certain net revenue and adjusted EBITDA objectives, and the recommendation of the compensation committee or the board. The compensation committee established specific progressive net revenue and adjusted EBITDA targets at which executive officers would receive an increasing percentage, ranging from 0% of his or her target bonus amount, if we fail to meet the thresholds, to 140%, if we vastly exceed our expected performance for the year. The compensation committee reserved the right, and authorized Ms. Lepore with respect to executive officers other than herself, to exercise discretion in determining the final amounts to be paid under the bonus plan.

The officer’s target bonus level is a factor of his or her position and responsibilities. Under the new plan, each of our executive officers is eligible to receive up to the following target bonus percentage of his or her 2009 salary:

Executive Officer	Target Bonus Amount
Dawn G. Lepore President, Chief Executive Officer, and Chairman of the Board	150%

Robert P. Potter Vice President, Chief Accounting Officer	35%

Tracy Wright Vice President, Chief Finance Officer	35%

Yukio Morikubo Vice President, Strategy and General Counsel	35%

Robert Hargadon Vice President, Human Resources	30%

In addition, the compensation committee approved a company-paid supplemental long-term disability insurance policy for the benefit of each of our executive officers, including our chief executive officer.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our executive officers required by Part III, Item 10 is set forth in the section entitled “Business—Directors and Officers” in Part I, Item 1 of this annual report. Information regarding our directors required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Proposal No. 1—Election of Directors” in our proxy statement for our annual meeting of stockholders to be held on June 11, 2009, or the 2009 Proxy Statement.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Section 16 Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics, or Code, applicable to all directors, officers and employees of drugstore.com, including our chief executive officer, chief finance officer, chief accounting officer, and controller. You may obtain a copy of the Code, without charge, on written request to Investor Relations, drugstore.com, inc., 411 108th Avenue NE, Suite 1400, Bellevue, Washington 98004, or by calling (425) 372-3200.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation required by Part III, Item 11 is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding our equity compensation plans required by Part III, Item 12 is set forth in the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in the 2009 Proxy Statement.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by Part III, Item 12 is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by Part III, Item 13 is incorporated into this annual report by reference to the section entitled “Transactions with Related Persons” in the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services required by Part III, Item 14 is incorporated into this annual report by reference to the section entitled “Proposal No. 3—Ratification of Appointment of Independent Public Accounting Firm” in the 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this annual report on Form 10-K:

1. Index to Consolidated Financial Statements:

2. Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	91

All other schedules have been omitted because the required information is shown in the consolidated financial statements or the accompanying notes, or is not applicable or required.

3. Index of Exhibits:

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 26, 2009 (incorporated by reference to Exhibit 3.1 to drugstore.com inc.’s Current Report on Form 8-K dated January 26, 2009 (SEC File No. 000-26137)).

4.1	Warrant issued to Highbridge International LLC on December 8, 2003, on the cancellation of the warrant issued to Tel-Drug, Inc. on June 26, 2000 (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2005 (SEC File No. 000-26137)).

4.2	Warrant issued to Lehman Brothers, Inc. on November 16, 2006, on the cancellation of the warrant issued to Heidrick & Struggles, Inc. on February 14, 2005 (incorporated by reference to Exhibit 4.2 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006 (SEC File No. 000-26137)).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 1, 2007 (SEC File No. 000-26137)).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007 (SEC File No. 000-26137)).

4.5	1998 Stock Plan, as amended June 21, 2000 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000) (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description
4.6	2008 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s proxy statement dated February 23, 2009).

4.7	Restricted Stock Agreement between the Company and Dawn G. Lepore dated October 3, 2008 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated October 2, 2008 (SEC File No. 000-26137)).

4.8	Restricted Stock Agreement (under the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K dated October 2, 2008 (SEC File No. 000-26137)).

4.9	Form of Stock Option Agreement (under the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Current Report on Form 8-K dated October 2, 2008 (SEC File No. 000-26137))

4.10	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.1	Form of Indemnification Agreement between drugstore.com, inc. and each of its officers and directors (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Registration Statement on Form S-1 filed May 19, 1999 (Registration No. 333-78813)).

10.2	Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.12 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 8, 1999 (Registration No. 333-78813)).

10.3	Addendum dated June 17, 1999, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.25 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.4	Form of Second Addendum to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.32 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 20, 1999 (Registration No. 333-78813)).

10.5	Third Addendum dated January 24, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.38 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.6	Fourth Addendum dated September 29, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.7 to drugstore.com, inc.’s Registration Statement on Form S-3/A filed October 2, 2000 (Registration No. 333-45266)).

10.7	Fifth Amended and Restated Voting Agreement dated December 23, 1999, among drugstore.com, inc. and certain founders and investors (incorporated by reference to Exhibit 10.20 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.8	Amended and Restated Main Agreement by and between DS Pharmacy, Inc., a subsidiary of drugstore.com, inc., and Rite Aid Hdqtrs. Corp., a subsidiary of Rite Aid Corporation, dated September 3, 2008 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated September 3, 2008 (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description
10.9	Amended and Restated Pharmacy and Private Label Supply and Services Agreement by and between DS Pharmacy, inc., a subsidiary of the Registrant, and Rite Aid Hdqtrs. Corp., a subsidiary of Rite Aid, dated September 3, 2008 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K dated September 3, 2008 (SEC File No. 000-26137)).

10.10	Main Agreement dated June 17, 1999, between drugstore.com, inc. and General Nutrition Corporation (incorporated by reference to Exhibit 10.28 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.11	Governance Agreement dated June 17, 1999, among drugstore.com, inc., General Nutrition Corporation and General Nutrition Investment Company (incorporated by reference to Exhibit 10.30 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.12	Registration Rights Agreement dated as of December 8, 2003 by and among drugstore.com, inc. and the other signatories thereto (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 23, 2003 (SEC File No. 000-26137)).

10.13	Lease Agreement dated August 30, 1999, between DS Distribution, Inc. and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999 (SEC File No. 000-26137)).

10.14	Amendment No. 1 to Lease Agreement dated December 10, 2003, between DS Distribution, Inc. and Liberty Vendor I, L.P (as successor in interest to the Northwestern Mutual Life Insurance Company) (incorporated by reference to Exhibit 10.23 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.15	Standard Industrial Lease—Multi-Tenant dated May 2, 2003 between Sam-Cher Holdings, Inc. and International Vision Direct, Inc. (incorporated by reference to Exhibit 10.24 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.16	First Amendment to Lease dated August 1, 2008 between Sam-Cher Holdings, Inc. and Vision Direct, Inc., successor to International Vision Direct, Inc.

10.17	Industrial Building Lease dated June 20, 2007 between DS Distribution, Inc. and U.S. Industrial REIT II.

10.18	First Amendment to Industrial Building Lease dated October 10, 2007 between DS Distribution, Inc. and U.S. Industrial REIT II.

10.19	Sublease effective as of June 1, 2003 between Nova Scotia Power Incorporated and International Vision Direct Ltd. (incorporated by reference to Exhibit 10.25 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.20	Office Lease Agreement dated August 16, 2004, between EOP-Northwest Properties, L.L.C. and drugstore.com, inc. (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (SEC File No. 000-26137)).

10.21	Sublease Agreement dated December 10, 2007 between Rod Asher and Associates, Ltd. and drugstore.com, inc.

10.22	Amended and Restated Loan and Security Agreement dated December 29, 2004 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006 (SEC File No. 000-26137)).

10.23	Third Amendment to Loan and Security Agreement dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006 (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description
10.24	Loan and Security Agreement dated March 5, 2009.

10.25	Offer letter of Dawn Lepore dated September 21, 2004 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K/A filed November 3, 2004 (SEC File No. 000-26137)).

10.26	Letter agreement with Dawn Lepore dated December 28, 2006 (incorporated by reference to Exhibit10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 29, 2006 (SEC File No. 000-26137)).

10.27	Letter agreement with Dawn Lepore dated December 31, 2008.

10.28	Letter agreement with Dawn Lepore dated January 26, 2009 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated January 26, 2009)(SEC File No. 000-26137)).

10.29	Offer letter of Yukio Morikubo dated November 10, 2006 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K filed December 4, 2006 (SEC File No. 000-26137)).

10.30	Offer letter of Thère du Pont dated May 15, 2007 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed May 21, 2007 (SEC File No. 000-26137)).

10.31	Change of Control Agreement of Thère du Pont dated May 15, 2007 (incorporated by reference to drugstore.com, inc.’s Current Report on Form 8-K filed May 21, 2007 (SEC File No. 000-26137)).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Potter, Vice President, Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert P. Potter, Vice President, Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

drugstore.com, inc.

We have audited the accompanying consolidated balance sheets of drugstore.com, inc. as of December 28, 2008 and December 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of drugstore.com, inc. at December 28, 2008 and December 30, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), drugstore.com, inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 11, 2009

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 28, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$25,197	$18,572
Marketable securities	12,997	17,677
Accounts receivable, net of allowances	9,108	10,999
Inventories	32,704	31,237
Other current assets	2,128	3,642
Assets of discontinued operations	5,954	30,763

Total current assets	88,088	112,890
Fixed assets, net	28,306	25,501
Other intangible assets, net	3,731	4,598
Goodwill	32,202	32,202
Other long-term assets	222	217

Total assets	$152,549	$175,408

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,208	$36,446
Accrued compensation	4,416	4,657
Accrued marketing expenses	4,630	3,988
Other current liabilities	4,560	4,312
Current portion of long-term debt obligations	2,998	3,179
Liabilities of discontinued operations	5,946	24,968

Total current liabilities	53,758	77,550
Long-term debt obligations, less current portion	2,567	1,221
Deferred income taxes	953	947
Other long-term liabilities	1,071	1,322

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 96,547,079 and 96,296,687 shares issued and outstanding	864,282	856,193
Accumulated other comprehensive income	57	27
Accumulated deficit	(770,139)	(761,852)

Total stockholders’ equity	94,200	94,368

Total liabilities and stockholders’ equity	$152,549	$175,408

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net sales	$366,579	$339,331	$315,123
Costs and expenses:
Cost of sales	263,697	248,308	236,382
Fulfillment and order processing	43,377	39,817	36,971
Marketing and sales	33,591	30,080	27,445
Technology and content	23,011	18,258	16,190
General and administrative	19,034	20,928	15,413
Amortization of intangible assets	867	1,234	2,060

Total costs and expenses	383,577	358,625	334,461

Operating loss	(16,998)	(19,294)	(19,338)
Interest income, net	631	1,675	1,730

Loss from continuing operations	(16,367)	(17,619)	(17,608)
Gain from discontinued operations, net of tax	8,080	6,108	4,582

Net loss	$(8,287)	$(11,511)	$(13,026)

Basic and diluted loss from continuing operations per share	$(0.17)	$(0.18)	$(0.19)
Basic and diluted gain from discontinued operations per share	$0.08	$0.06	$0.05

Basic and diluted net loss per share	$(0.09)	$(0.12)	$(0.14)

Weighted average shares outstanding	96,481,787	95,350,046	93,405,405

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2006	92,904,652	$833,589	$(3)	$(737,315)	$96,271

Exercise of stock options	1,328,092	2,450	—	—	2,450
Employee stock purchase plan	102,283	266	—	—	266
Stock-based compensation	—	6,721	—	—	6,721
Net loss and comprehensive loss	—	—	(4)	(13,026)	(13,030)

Balance at December 31, 2006	94,335,027	843,026	(7)	(750,341)	92,678

Exercise of stock options	1,869,075	4,142	—	—	4,142
Employee stock purchase plan	92,585	224	—	—	224
Stock-based compensation	—	8,801	—	—	8,801
Net loss and comprehensive loss	—	—	34	(11,511)	(11,477)

Balance at December 30, 2007	96,296,687	856,193	27	(761,852)	94,368

Exercise of stock options and warrants	158,345	336	—	—	336
Employee stock purchase plan	92,047	189	—	—	189
Stock-based compensation	—	7,564	—	—	7,564
Net loss and comprehensive loss	—	—	30	(8,287)	(8,257)

Balance at December 28, 2008	96,547,079	$864,282	$57	$(770,139)	$94,200

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Operating Activities:
Net loss	$(8,287)	$(11,511)	$(13,026)
Less gain from discontinued operations	8,080	6,108	4,582

Loss from continuing operations	(16,367)	(17,619)	(17,608)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	10,912	7,504	6,040
Amortization of intangible assets	867	1,234	2,060
Stock-based compensation	7,564	8,801	6,721
Other	(59)	14	24
Changes in:
Accounts receivable	1,891	(337)	(150)
Inventories	(1,467)	(5,155)	(2,958)
Other assets	1,514	(929)	5
Accounts payable, accrued expenses and other liabilities	(4,845)	6,359	(1,903)

Net cash provided by (used in) continuing operations	10	(128)	(7,769)
Net cash provided by discontinued operations	9,903	7,906	6,686

Net cash provided by (used in) operating activities	9,913	7,778	(1,083)

Investing Activities:
Purchases of marketable securities	(46,926)	(27,544)	(22,853)
Sales and maturities of marketable securities	51,705	37,141	21,775
Purchases of fixed assets	(13,197)	(14,249)	(7,564)
Proceeds from the sale of discontinued operations	3,964	—	—
Purchases of intangible assets	—	(456)	—

Net cash used in investing activities	(4,454)	(5,108)	(8,642)

Financing Activities:
Proceeds from exercise of stock options, warrants, and employee stock purchase plan	525	4,366	2,716
Proceeds from term loan, line of credit and asset financings	5,000	4,000	2,325
Principal payments on capital leases, line of credit and term loan obligations	(4,359)	(5,857)	(2,214)

Net cash provided by financing activities	1,166	2,509	2,827

Net increase (decrease) in cash and cash equivalents	6,625	5,179	(6,898)
Cash and cash equivalents at beginning of year	18,572	13,393	20,291

Cash and cash equivalents at end of year	$25,197	$18,572	$13,393

Supplemental Cash Flow Information:
Cash paid for interest	$360	$402	$398
Equipment acquired in capital lease agreements	524	469	963

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

drugstore.com, inc. (drugstore.com) is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, sexual well-being, household, and other non-prescription products and prescription medications through our web store located at www.drugstore.com. We also offer prestige beauty products through our web store located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com (which are also accessible through the drugstore.com website); and customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS). Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid Corporation and certain of its affiliates (Rite Aid) whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business, which includes prescription refills sold online through the drugstore.com web store or the Rite Aid online store and picked up by customers at Rite Aid stores. As a result of this agreement, our local pick-up pharmacy segment is reported as discontinued operations in the consolidated financial statements for all periods presented. Accordingly, we now manage our business in three segments: over-the-counter (OTC), vision, and mail-order pharmacy. See Note 2 for additional information.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include those of drugstore.com, inc. and our subsidiaries. All material intercompany transactions and balances have been eliminated.

We operate using a 52/53-week retail calendar year with each of the fiscal quarters in a 52-week year representing a 13-week period. Fiscal years 2008, 2007, and 2006 were 52-week years.

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

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The evaluation includes our view that our investments in debt securities are available to support current operations and therefore classified as a current asset. At December 28, 2008 and December 30, 2007, marketable securities, which are considered available-for-sale,

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consisted primarily of government bonds, corporate notes, and commercial paper. Marketable securities are carried at fair value. Net unrealized holding gains were $133,000 at December 28, 2008 and $34,000 at December 30, 2007. Cost of securities sold is determined using the specific identification method.

We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the issuer, and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge against net earnings. No such charges have been recorded in fiscal years 2008, 2007, and 2006.

Fair Value of Financial Instruments

We adopted Statement of Financial Position No. 157, Fair Value Measurements (SFAS 157) on December 31, 2007, the first day of our fiscal year 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for measured fair value (see note 4). We have certain financial assets including money market funds and marketable securities that are measured at the new fair value standard. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities, subject to SFAS 157, are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

The carrying value approximates the fair value for all financial instruments that are not measured at fair value on the balance sheet, including accounts receivable and debt, due to the short-maturities of the instruments.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of our holdings of cash, cash equivalents, marketable securities, and accounts receivable. Our credit risk is managed by investing our cash equivalents and marketable securities in high-quality money market instruments and securities of the U.S. government agencies, and high-quality corporate issuers. Our credit risk is managed through monitoring the stability of the United States-based financial institutions we use and the diversification of our financial resources by limiting the investment in any one issuer of not more than 10% of the total portfolio at the time of purchase, except for investments in U.S. treasuries and agencies and investment advisors’ money market funds.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales subject to reimbursements collected from insurance companies, pharmacy benefit managers (PBMs), and managed care organizations through our relationship with Rite Aid currently represent 26% of our mail-order pharmacy sales.

Accounts Receivable

Accounts receivable consists primarily of the net amounts to be collected from third parties, including amounts collectible related to credit card purchases, vendor volume purchase and rebate allowances, amounts collectible from advertising agreements, amounts due from Rite Aid for co-payment and insurance reimbursement payments collected on our behalf, OTC fulfillment fees related to our agreement with Weil, and product revenue generated through our merchant agreement with Amazon.com, Inc. (Amazon.com). Accounts receivable are recorded net of allowances for doubtful accounts, which were $16,000 as of December 28, 2008 and $41,000 as of December 30, 2007. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time receivables are past due, previous loss history, our ability to offset our obligations, and the customer’s ability to pay its obligation. We write off accounts receivable when they become uncollectible, and any payments subsequently received are applied to the allowance for doubtful accounts.

Inventories

Inventories consist of finished goods and are stated at the lower of cost (using the weighted average cost method) or the current estimated market value and adjusted for shrinkage, slow moving, damaged, and expired inventory. We currently purchase our non-pharmaceutical inventory directly from manufacturers and distributors. Through our agreement with Rite Aid, have the right to purchase its pharmaceutical inventory and Rite Aid private label over-the counter products through Rite Aid. As a result of this relationship, Rite Aid remains one of our largest suppliers.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization, which includes the depreciation of assets recorded under capital leases. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the related assets, which range from two to ten years. Fixed assets purchased under capital leases and leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Repairs and maintenance costs are expensed as incurred.

Included in fixed assets is the cost of internally developed software and website development, including software used to upgrade and enhance our websites. We expense all costs related to the internally developed software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, generally three years. Internal labor costs, including benefit costs, and third-party consulting costs totaling $12.0 million, $10.8 million, and $3.5 million were capitalized during the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively.

Leases

We categorize leases at their inception as either operating or capital leases depending on certain defined criteria. We recognize operating lease costs on a straight-line basis without regard to deferred payment terms and lease incentives are treated as a reduction of our costs over the term of the agreement.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

Other intangible assets consist of assets acquired in connection with agreements between drugstore.com and General Nutrition Corporation (GNC). We also acquired certain other intangible assets in connection with the purchase of Beauty.com, Inc. (Beauty.com), CNS, and Vision Direct, including trade names, domain names, and customer lists. In 2007, we acquired for $456,000 certain trademarks and intangibles associated with our private label de~luxe™ brand of natural, spa quality personal care products. All definite-lived intangible assets are being amortized over their expected useful lives, which range from two to ten years.

Goodwill

We test for impairment of goodwill during the fourth quarter of each year and whenever indicators of impairment occur. The first phase of the test screens for impairment, while the second phase of the test (if necessary) measures the amount of impairment. The first phase is performed by comparing the implied fair value of the applicable reporting unit to its carrying value. Fair value is determined using either a discounted cash flow methodology or methodology based on comparable market prices. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

During fiscal 2008, we estimated the fair value of our reporting units by preparing a discounted cash flow analysis using forward looking projections of our estimated future operating results. Based on the results of the discounted cash flow analysis, we concluded that the fair value exceeds the carrying value, and therefore goodwill is not impaired. We also considered as an indicator of market value the market value of our common stock during the fourth quarter.

The significant assumptions used in our discounted cash flow analysis included: projected operating results, the discount rate used to present value future cash flows, and capital expenditures. Projected operating results assumptions include sales growth assumptions which are based on historical trends, and to a lesser extent, future sales growth from new strategic partnerships. Also included in projected operating results are gross margin and operating cost growth assumptions which are based on historical relationship of those measures compared to sales. Our discount rate is a “market participant” weighted average cost of capital (WACC) of 16%. Our capital expenditure assumptions are based on our planned capital expenditures for existing and new projects. Sensitivity tests were performed on our significant assumptions and determined that a reasonable, negative change in assumptions would not impact our conclusions.

During fiscal years 2007 and 2006, we also performed our annual goodwill impairment review and determined that the fair value of each of our reporting units was greater than the carrying value and, accordingly, no impairment charges were recorded.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We review our indefinite-lived intangible assets, other than goodwill, for impairment annually during the fourth quarter or when an indicator of impairment exists. We compare the carrying value of the asset to its estimated fair value and record an impairment charge when the carrying value of the asset exceeds the estimated fair value. Based upon our review, no impairment was recorded in fiscal 2008, 2007, or 2006.

Net Sales

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenue from product sales or services rendered (including advertising revenues), net of sales tax, when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price or fee earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

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

Prescription Sales. For insured prescriptions in our mail-order segment, the co-payment and the insurance reimbursement (which together make up the amount due to drugstore.com) constitute the full value of the prescription drug sale, and we receive this entire amount as cash. We therefore recognize the entire amount as revenue when we ship the order to the customer.

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

Consignment and Drop-ship Arrangements. We record revenues generated by consignment arrangements with GNC and Rite Aid in our OTC segment on a net basis because we do not take title to the inventory and do not establish pricing. We record revenues generated from our drop-ship arrangements with vendors in our OTC segment on a gross basis when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators.

Strategic Partnerships. We record revenues generated from the Amazon.com Marketplace in our OTC segment on a gross basis, because we act as a principal, based on the fact that we are subject to inventory risk, have latitude in establishing prices and selecting suppliers. We record revenues generated by the Weil agreement

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer, and we do not bear general inventory risk associated with these sales. We record revenues generated from the Rite Aid online store in our OTC segment on a gross basis, because we act as a principal, based on the fact that we are subject to inventory and credit risk, have latitude in establishing prices and selecting suppliers. Rite Aid earns a percentage of the contribution margin, defined as net sales, less direct costs of these sales and the incremental cost of fulfilling, processing and delivering the order, from the Rite Aid online store, which we record in marketing and sales expense in the statements of operations.

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

Shipping Activities

Our revenues from shipping charges to customers are included in net sales and were $14.8 million, $15.4 million, and $13.6 million for the years ended December 28, 2008, December 30, 2007, and December 31, 2006. Outbound shipping costs are included in cost of sales and were $26.8 million, $24.8 million, and $21.9 million for the years ended December 28, 2008, December 30, 2007, and December 31, 2006. The net cost to us of shipping activities was $12.0 million, $9.4 million, and $8.3 million for the years ended December 28, 2008, December 30, 2007, and December 31, 2006.

Fulfillment and Order Processing

Fulfillment and order processing expenses include payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, credit card processing fees, drop-ship processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution center and call center facilities.

Marketing and Sales

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytical tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising costs are expensed as incurred. Costs associated with our brand advertising and personalization initiatives, which concluded in the first quarter of 2006, public relations, advertising, and trade shows are expensed when the related services are rendered. Advertising expense for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 was $23.2 million, $20.7 million, and $18.7 million, respectively.

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

Interest Income and Expense

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital leases and debt obligations. Interest income for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 totaled $1.1 million, $2.1 million, and $2.1 million, respectively. Interest expense was $0.5 million, $0.4 million, and $0.4 million for the years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively.

Accumulated Other Comprehensive Income/Loss

Accumulated other comprehensive income/loss consists of the accumulated net unrealized gains and losses on available-for-sale securities (see note 4) and cumulative translation adjustments from the translation of assets and liabilities of our Canadian subsidiary into U.S. dollars. Our currency translation adjustment included in accumulated other comprehensive income/loss was an unrealized loss of $69,000 in 2008 and an unrealized gain of $6,000 in 2007.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is based on the estimated grant date fair value method using the Black-Scholes valuation model. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, warrants, and our employee stock purchase plan are not included in the calculation of diluted net loss per share as their effects are antidilutive. The following shares were excluded from the computation of diluted net loss per share as their effect was antidilutive. If we had reported net income, the calculation of diluted net loss per share would have included the dilutive effect of these common stock equivalents using the treasury stock method.

	December 28, 2008	December 30, 2007	December 31, 2006
Stock options	16,706,547	16,742,358	18,995,824
Warrants	400,000	865,000	615,000

	17,106,547	17,607,358	19,610,824

We granted shares of restricted stock and stock options totaling 3,451,700 on March 5, 2009, pending stockholder approval of the 2008 Equity Plan. See note 11.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 162, Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In April 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations (SFAS 141R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not anticipate that the adoption of FSP No. 142-3 will have any material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not anticipate that the adoption of SFAS No. 141 (R) or SFAS No. 160 will currently have any material impact on our consolidated financial statements but will have an impact on any future business combinations consummated beginning in 2009.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-05). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). Early adoption for an existing instrument is not permitted. Upon the adoption of EITF 07-05, 200,000 outstanding warrants to purchase common stock will be reclassified from equity to a liability and adjusted to fair value at each reporting period. We do not anticipate that the adoption of EITF 07-05 will have a material impact on our consolidated financial statements however future changes in our stock price could result in a material impact in future periods.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. See Note 4 for further discussion. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2,

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Date of FASB Statement No. 157 (SFAS 157-2), which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis. Therefore, beginning on the first day of fiscal year 2009, this standard applies prospectively to fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. Beginning on the first day of fiscal year 2009, the standard will apply to all other fair value measurements. We do not anticipate that the adoption of SFAS 157-2 will have a material impact on our consolidated financial statements.

2. Discontinued Operations

On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business (LPU), which includes prescription refills sold online through the drugstore.com web store or the Rite Aid online store and picked up by customers at Rite Aid stores, in exchange for $9.9 million, paid in ten monthly installments beginning in September 2008. We recorded the purchase price as a deferred gain that we are recognizing over the ten-month contractual payment period ending in June 2009. Additionally, Rite Aid will pay drugstore.com ongoing marketing service fees for the continued marketing of Rite Aid’s LPU offering on the drugstore.com site during the term of the agreement, which continues for two years unless extended for another year by either party. The marketing service fees are considered indirect cash inflows of our discontinued LPU segment as we anticipate the fees earned will not be a significant source of ongoing revenue in the future.

In conjunction with the amended and restated main agreement, we recognized a net gain of $2.3 million, which consisted of a $4.0 million gain recognized from the sale of the LPU business, a $276,000 gain recognized from the sale of inventory, partially offset by the accelerated amortization of prepaid marketing costs totaling $1.9 million under our previous agreement upon the discontinuation of the LPU business. The gain from the sale of the discontinued operations was $9.9 million of which $4.0 million was recognized in fiscal 2008 and $5.9 million will be recognized in fiscal 2009 as the payments become due. We have classified the results of operations of our LPU segment as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The following table summarizes the results of operations of our LPU segment that we have classified as discontinued operations.

	For the year ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Net sales	$80,943	$106,392	$100,654
Cost of sales	70,383	93,611	89,654
Fulfillment and order processing	3,285	4,383	4,128
Marketing and sales	1,527	2,290	2,290

Income from discontinued operations	5,748	6,108	4,582
Net gain from sale of discontinued operations	2,332	—	—

Gain from discontinued operations (taxes $0, $0, and $0)	$8,080	$6,108	$4,582

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have classified the assets and liabilities of our LPU segment as net assets and liabilities from discontinued operations in the accompanying consolidated balance sheets for all periods presented.

	December 28, 2008	December 30, 2007
	(in thousands)
Accounts receivable	$5,954	$27,064
Inventories	—	264
Prepaid marketing expenses	—	2,290
Non-current prepaid marketing expenses	—	1,145

Assets of discontinued operations	$5,954	$30,763

Accounts payable	$—	$24,968
Deferred gain on discontinued operations	5,946	—

Liabilities of discontinued operations	$5,946	$24,968

Net assets of discontinued operations	$8	$5,795

3. Strategic Agreements

Agreements with Rite Aid

In June 1999, we entered into a ten-year strategic relationship with Rite Aid. On September 3, 2008, we amended and restated both the main agreement (see note 2) and the pharmacy supply and services agreement dated June 17, 1999 between Rite Aid and drugstore.com. Through our agreements with Rite Aid, we have access to Rite Aid customers through the RiteAid.com website and the Rite Aid online store, which is powered by the drugstore.com website.

Under the amended and restated pharmacy and private label supply and services agreement, Rite Aid has granted drugstore.com, during the two-year term of the agreement, a nonexclusive, fully paid license to the Rite Aid information and pharmacy systems that are integrated with our systems, subject to third-party rights to such technology. Through this technology integration, Rite Aid will continue to adjudicate and collect insurance reimbursement payments for prescription medications in our mail-order pharmacy segment on behalf of drugstore.com. In addition, we will continue to have the right to purchase pharmaceutical inventory and Rite Aid private label over-the counter products through Rite Aid. As a result of this continued relationship, Rite Aid remains one of our largest suppliers, and we will maintain our access to many of Rite Aid’s relationships with insurance companies and PBMs, allowing us to continue to facilitate insurance coverage to those customers.

Also on September 3, 2008, we entered into a two year web store and fulfillment agreement with Rite Aid whereby drugstore.com will provide site design, development, hosting, customer service, and fulfillment for the Rite Aid online store. In December 2008, we launched the Rite Aid online store. Under the terms of this agreement, we retain the gross revenues collected from the Rite Aid online store, and Rite Aid earns a percentage of the contribution margin generated by the Rite Aid online store. We record the amount paid to Rite Aid as a marketing expense in our consolidated statements of operations.

Agreement with GNC

We have a 10-year agreement with GNC under which we are an online provider of GNC-branded products. We had the exclusive right to sell GNC’s wellness products over the Internet until July 2005, at which time our exclusivity provisions terminated. For the remainder of the agreement, which ends in June 2009, we have the

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

nonexclusive right to sell these products. The agreement automatically extends for successive one year periods until such time notice is given by either party to terminate. As part of this relationship, we created the GNC Store within the drugstore.com website, which is dedicated to selling GNC products on a consignment basis. We retain a percentage of the gross revenues that we collect from sales of GNC products and recognize only the net amount we retain as revenues. We have also agreed with GNC to co-promote each other’s products and services in both traditional and online marketing efforts, including GNC’s placement of a link to our website on the GNC website.

A portion of the non-cash consideration relating to the agreements with GNC has been allocated to vendor agreements and classified within other intangible assets. The assets are being amortized on a straight-line basis over their contractual life of 10 years.

Agreements with Amazon.com

In September 2007, we entered into a three-year merchant agreement with Amazon.com, a related party, to sell prestige beauty products through the Beauty.com marketplace on the Amazon.com website. We ship the Amazon.com orders from our distribution facility in exchange for an agreed-upon product price less a referral fee. Product revenue generated by the merchant agreement totaled $1.3 million in 2008 and $124,000 in 2007, and referral fees paid totaled $221,000 in 2008 and $20,000 in 2007. As of December 28, 2008 and December 30, 2007, amounts due from Amazon.com totaled $49,000 and $21,000, respectively.

Agreement with Weil Lifestyle

In November 2008, we entered into an amended and restated fulfillment agreement with Weil whereby we provide fulfillment and customer service operations in exchange for an agreed-upon fulfillment fee through December 31, 2011. This agreement replaces our previous three-year fulfillment agreement with Weil entered into on December 31, 2005. The revenue generated by our agreement with Weil totaled $1.6 million in 2008, $1.7 million in 2007, and $2.0 million in 2006.

4. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents, and marketable securities consist of the following:

	December 28, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and money market funds	$21,601	$—	$—	$21,601
Commercial paper	3,595	1	—	3,596

Cash and cash equivalents	25,196	1	—	25,197

U.S. government agency obligations	9,462	118	—	9,580
Corporate notes and bonds	2,505	12	—	2,517
Commercial paper	898	2	—	900

Marketable securities	12,865	132	—	12,997

Total cash, cash equivalents and marketable securities	$38,061	$133	$—	$38,194

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 30, 2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and money market funds	$17,675	$—	$—	$17,675
Commercial paper	897	—	—	897

Cash and cash equivalents	18,572	—	—	18,572

U.S. government agency obligations	10,466	7	—	10,473
Corporate notes and bonds	4,871	20	—	4,891
Commercial paper	1,791	—	—	1,791
Private placement bonds	515	7	—	522

Marketable securities	17,643	34	—	17,677

Total cash, cash equivalents and marketable securities	$36,215	$34	$—	$36,249

The following table summarizes contractual maturities of our commercial paper and marketable securities as of December 28, 2008 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$13,651	$13,712
Due after one year through three years	2,809	2,881

Total	$16,460	$16,593

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 28, 2008
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
	(in thousands)
Cash	$18,807	$—	$—	$—	$18,807
Money market funds (1)	—	2,794	—	—	2,794
Commercial paper (2)	—	—	4,496	—	4,496
U.S. government agency obligations (3)	—	—	9,580	—	9,580
Corporate notes and bonds (3)	—	—	2,517	—	2,517

	$18,807	$2,794	$16,593	$—	$38,194

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 30, 2007
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
	(in thousands)
Cash	$(25)	$—	$—	$—	$(25)
Money market funds (1)	—	17,700	—	—	17,700
Commercial paper (2)	—	—	2,688	—	2,688
U.S. government agency obligations (3)	—	—	10,473	—	10,473
Private placement bonds (3)	—	—	522	—	522
Corporate notes and bonds (3)	—	—	4,891	—	4,891

	$(25)	$17,700	$18,574	$—	$36,249

(1)	Included in cash and cash equivalents in the consolidated balance sheets. We determined fair values based on quoted market prices.
(2)	Included in cash and cash equivalents in the consolidated balance sheets if the investment has a maturity of three months or less from the date of purchase or included in marketable securities if the investment has a maturity in excess of three months from the date of purchase. We determined fair values based on observable market prices in less active markets or quoted market prices for similar instruments.
(3)	Included in marketable securities in the consolidated balance sheets. We determined fair value based on observable market prices in less active markets or quoted market prices for similar instruments.

5. Fixed Assets

Fixed assets consist of the following:

	December 28, 2008	December 30, 2007
	(in thousands)
Computers and equipment	$26,421	$24,838
Purchased and internally developed software	37,576	23,994
Furniture and fixtures	2,638	3,127
Leased assets	6,022	7,187
Leasehold improvements	10,967	10,898

	83,624	70,044
Less accumulated depreciation and amortization	(58,881)	(51,211)

	24,743	18,833
Construction in progress	3,563	6,668

Total	$28,306	$25,501

Accumulated amortization on leased assets was $5.0 million and $5.4 million as of December 28, 2008, and December 30, 2007. Amortization is included in depreciation expense.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Other Intangible Assets and Goodwill

Intangible Assets

The other intangible assets balances as of December 28, 2008 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount (1)	Acquisitions	Accumulated Amortization (1)	Net Balance
Vision Direct trade name	indefinite	$2,700	$—	$—	$2,700
GNC vendor agreement	10	12,265	—	(11,893)	372
Truescents trademark	indefinite	252	—	—	252
Technology license, domain names and other	9	709	—	(302)	407

Total other intangible assets	9.9	$15,926	$—	$(12,195)	$3,731

(1)	During 2008, we wrote-off $8.3 million of fully amortized intangible assets with a net book value of $0.

The other intangible assets balances as of December 30, 2007 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount	Acquisitions (2)	Accumulated Amortization	Net Balance
Vision Direct trade name	indefinite	$2,700	$—	$—	$2,700
Vision Direct customer base	3	1,931	—	(1,931)	—
Vision Direct vendor agreement	2	1,434	—	(1,434)	—
Vision Direct covenant of non-compete	2	575	—	(575)	—
GNC vendor agreement	10	12,265	—	(11,149)	1,116
CNS contract and technology assets	4	3,330	—	(3,312)	18
Truescents trademark	indefinite	—	252	—	252
Technology license, domain names and other	6	1,511	204	(1,203)	512

Total other intangible assets	7	$23,746	$456	$(19,604)	$4,598

(2)	During 2007, we acquired for $456,000 certain trademarks and intangibles associated with our new, private label de~luxe™ brand of natural, spa quality personal care products.

The following table summarizes our estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal year
2009	$451
2010	80
2011	80
2012	80
2013	67

Total	$758

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill in our OTC segment includes $2.7 million related to the acquisition of CNS in 2003 and $5.7 million related to our acquisition of Beauty.com in 2000. Goodwill in our vision segment includes $23.8 million related to the acquisition of Vision Direct in 2003. There were no changes to goodwill in fiscal years 2008 or 2007.

7. Long-Term Obligations

Line of Credit and Term Loans

In December 2004, we entered into an amended and restated loan and security agreement with a bank. In January 2005, we borrowed $1.0 million on the line of credit and in December 2005, we converted the $1.0 million line of credit into a term loan. The term loan totaled $361,000 as of December 30, 2007 and was payable in 36 monthly installments of principal and interest at a rate of prime rate plus 0.50%. In addition, the agreement included a $2.0 million term loan for capital equipment expenditures that accrued interest on the outstanding principal balance at a rate of prime rate plus 0.50%. This term loan was payable in 36 equal monthly installments of principal, plus accrued interest, beginning on February 1, 2005 and ending on January 1, 2008. The balance outstanding under this term loan was $55,000 as December 30, 2007.

In April 2007, we entered into an amended and restated loan and security agreement with our existing bank. The agreement included a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matured in March 2008. The agreement allowed for the conversion of up to $2.5 million of the outstanding balance into a term loan within 60 days of maturity. For the year ended December 30, 2007, borrowings under the existing line of credit totaled $4.0 million, of which $1.0 million was converted into a term loan in April 2007, $2.5 million was repaid and $1.5 million remained outstanding as of December 30, 2007 and was payable in 36 monthly installments of principal and interest at a rate of prime rate plus 0.50%.

In March 2008, we entered into an amended and restated loan and security agreement with our existing bank. This agreement includes a revolving line of credit allowing for borrowings of up to $10.0 million, which accrue interest at the prime rate. The revolving line of credit matured in March 2009. The agreement allows for the conversion of up to $5.0 million of the outstanding balance into a term loan within 60 days of maturity. In March 2008, borrowings under the existing line of credit totaling $5.0 million and existing term loans totaling $972,222 were converted into one term loan totaling approximately $6.0 million under the amended and restated loan and security agreement. The term loan is payable in 36 monthly installments and accrues interest at the prime rate plus 0.50% (3.75% at December 28, 2008). The balance outstanding under the term loan totaled $5.5 million as of December 28, 2008, and there was no balance outstanding under the line of credit as of December 28, 2008. Our equipment, inventory, accounts receivable, cash, investments, and intangible assets collateralize the borrowings under the agreement. The agreement contains certain financial and non-financial covenants with which we were in compliance at December 28, 2008.

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the prime rate, for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. As of March 9, 2009, approximately $4.0 million in borrowings under our previous facility were considered outstanding under this facility. Accordingly,

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the available borrowings under the line of credit were approximately $21.0 million. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, violations of any covenants, a material cross-default to our other debt, or a change of control.

Capital Leases

In July 2006, we entered into an agreement to finance equipment in our distribution center totaling $1.9 million under a non-cancelable capital lease. The lease is payable in 36 monthly installments of approximately $60,000 beginning January 2007 and ending December 2009, and accrues interest at a rate of 8%. As of December 28, 2008 and December 30, 2007, the amount due under the agreement was $690,000 and $1.3 million, respectively.

We also lease computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at rates ranging from 7% to 8% and mature 21 to 24 months from the date of funding. We secured additional funds of $524,000 during 2008 and $469,000 during 2007, through capital lease financing agreements, through which we financed certain computer equipment and software for periods of two and three years. We are in compliance with all covenants required by these agreements. These amounts are included in the table below within the category of capital leases.

Maturities of long-term obligations at December 28, 2008 are as follows:

Fiscal Year	Term Loan	Capital Leases	Total
2009	$1,991	$1,052	$3,043
2010	1,991	74	2,065
2011	498	—	498

Total minimum payments	4,480	1,126	5,606
Less amounts representing interest	—	(41)	(41)

Present value of minimum payments	4,480	1,085	5,565
Less current portion of long-term obligations	(1,991)	(1,007)	(2,998)

Non-current portion of long-term obligations	$2,489	$78	$2,567

8. Commitments and Contingencies

Operating Leases

We lease office, distribution center, and call center facilities under non-cancelable operating leases, which include fixed rental payments ending between 2009 and 2013. We have the option to extend some of these leases for one or two additional terms of five years. In addition, we lease various office and IT equipment under operating leases. Total rent expense under operating leases was $3.7 million in 2008, $3.4 million in 2007, and $3.0 million in 2006.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2004, we entered into an operating lease for approximately 53,000 square feet for our corporate headquarters. The lease expires on July 31, 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. In connection with the lease, we received landlord-provided incentives of approximately $2.3 million in the form of tenant improvements, which have been recorded as additions to fixed assets and other current and long-term liabilities and are being amortized over the term of the lease. As of December 28, 2008 and December 30, 2007, our long-term deferred rent liability totaled $1.0 million and $1.3 million, respectively, and our current deferred rent liability totaled $0.3 million.

In connection with the lease arrangements for our corporate headquarters, we are required to provide a standby letter of credit to our landlord as a security deposit, which will be renewed annually until the end of the lease term. The standby letter of credit is funded under our revolving line of credit and is not required to be secured with cash.

Future minimum commitments at December 28, 2008 are as follows:

Fiscal Year	Operating Leases
2009	$3,042
2010	3,028
2011	1,565
2012	1,487
2013	876
Thereafter	—

Total minimum payments	$9,998

Legal Proceedings

1-800 Contacts Litigation. On February 26, 2008, 1-800 Contacts, Inc. (1-800 Contacts) filed an action in the U.S. District Court for the District of Utah, Central Division against us and our subsidiary Vision Direct alleging direct and contributory trademark infringement and dilution under federal and state law, unfair competition, intentional interference with economic relations, and unjust enrichment. One day later, on February 27, 2008, 1-800 Contacts filed a separate action in the U.S. District Court for the Southern District of New York against Vision Direct alleging breach of a 2004 settlement agreement between Vision Direct and 1-800 Contacts. In both actions, 1-800 Contacts seeks monetary damages as well as injunctive relief. In the Utah action, we filed a motion to dismiss for improper venue or, in the alternative, to transfer the case to the U.S. District Court for the Southern District of New York. By Order dated August 11, 2008, the Utah District Court dismissed the Utah action for improper venue. On September 11, 2008, 1-800 Contacts filed with the Utah District Court a notice of appeal to the U.S. Court of Appeals for the Tenth Circuit. 1-800 Contacts subsequently agreed to discontinue the appeal. Pursuant to a stipulation of the parties, the Tenth Circuit appeal was dismissed with prejudice on February 2, 2009. In the New York action, we filed an answer denying that 1-800 Contacts is entitled to the relief requested and counterclaims asserting, among other things, that 1-800 Contacts’ pursuit of the Utah action constitutes a violation of the settlement agreement’s forum selection clause. 1-800 Contacts filed a Motion to Dismiss our counterclaims, which motion is now fully briefed. In open court on July 22, 2008, the District Court for the Southern District of New York stated that it would take no action on 1-800 Contacts’ motion in the New York action until our motion in the Utah action had been decided and the parties’ had informed the Court of the outcome. The parties have since agreed to mediate the dispute. In the event that a settlement is not reached in mediation, discovery will commence in the New York action. We believe 1-800 Contacts’ claims are without merit and intend to defend against them vigorously.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the aggregate amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. On February 19, 2008, we were informed of the decision by the Tax Court of New Jersey against us in the case of drugstore.com, inc. vs. Director, Division of Taxation (the NJ Tax Case). We did not believe that it was required to collect sales taxes on sales made to customers in New Jersey based on applicable law. In its decision, the Tax Court of New Jersey ruled otherwise. Prior to this ruling we had not collected sales tax in New Jersey. The Tax Court’s Opinion is currently being appealed at the Superior Court of New Jersey, Appellate Division. Briefing was completed in November of 2008; oral argument for the Appeal has not yet been scheduled. Effective March 2008, we began collecting and remitting sales tax on taxable New Jersey sales. Given the decision, we believe that it is probable that we have incurred a liability of $2.5 million for estimated taxes and interest. Accordingly, we recorded an expense in general and administrative expenses in the consolidated statement of operations during the year ended December 30, 2007. The liability is an estimate of the New Jersey tax obligation for the 2000 and 2001 assessment that gave rise to the NJ Tax Case, as well as for all subsequent years through 2007. During 2008, we have recorded an additional $380,000 of estimated uncollected taxes related to 2008 and interest.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The parties in the approximately 300 coordinated class actions, including drugstore.com, the underwriter defendants in the drugstore.com class action, and the plaintiffs in the drugstore.com class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including drugstore.com. The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval. There is no assurance that the settlement will be concluded or that the Court will approve the settlement.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable to estimate the potential damages that might be awarded if the settlement is not concluded or approved and we were found liable, there arose a material limitation with respect to our insurance coverage, or the amount awarded were to exceed our insurance coverage. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse effect on our financial position and results of operations.

Other. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition, or operating results, other than those listed above.

9. Income Taxes

No tax benefit or expense was recorded in 2008, 2007, or 2006 due to our ongoing operating losses. In addition, no tax benefit or expense related to discontinued operations has been recorded due to the continuing and historical tax losses related to the LPU business. Our deferred tax assets consist primarily of net operating loss carry-forwards and amortization and impairment of intangible assets. We have provided a valuation allowance for our deferred tax assets to an amount expected to be realized. The increase in the valuation allowance on the deferred tax assets was $4.0 million in 2008 and $12.6 million in 2007.

At December 28, 2008 and December 30, 2007, we had approximately $567.2 million and $555.9 million, respectively, of net operating loss carry-forwards that will expire beginning in 2018. Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years. As of December 28, 2008, there were no significant limitations on the use of our existing net operating loss under Internal Revenue Code Section 382.

Approximately $8.6 million of our net operating loss carry-forwards are acquired operating loss carry-forwards. To the extent that we realize these acquired operating loss carry-forwards, the resulting tax benefits

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at the enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	December 28, 2008	December 30, 2007
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward (federal)	$198,529	$194,559
Net operating loss carry-forward (state)	10,730	9,479
Depreciation, amortization and impairment of intangible assets	32,006	37,438
Tax credit carry-forwards	1,323	1,344
Stock compensation	8,799	6,204
Other temporary differences	3,027	1,357

Total gross deferred tax assets	254,414	250,381
Less valuation allowance	(254,414)	(250,381)

Net deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Indefinite-lived intangible asset	(953)	(947)

Net deferred tax liability	$(953)	$(947)

A reconciliation of income taxes from continuing operations computed at the statutory rate to the income tax amount recorded is as follows:

	December 28, 2008	December 30, 2007	December 31, 2006
Income tax benefit at statutory rate	$2,899	$4,028	$4,428
State taxes, net of federal impact	2,093	1,427	214
State net operating loss expiration	(597)	—	—
Tax credits	(24)	123	1,118
Other permanent differences	(166)	(67)	(476)
Impact of rate change—State	(172)	4,756	—
Impact of rate change—Federal	—	2,369	(2,614)
Increase in valuation allowance	(4,033)	(12,636)	(2,670)

Total income tax benefit	$—	$—	$—

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On February 14, 2005, in connection with the performance of executive recruiting services, we issued to Heidrick & Struggles, Inc. a warrant to purchase 115,000 shares of our common stock at $2.36 per share, with an expiration date in February 2008. In November 2006, Heidrick & Struggles transferred ownership of this warrant to Lehman Brothers, Inc. In February 2008, the warrant was exercised and 115,000 shares of our common stock were issued in exchange for $271,400.

In June 2000, in connection with a five-year strategic agreement with CIGNA HealthCare Companies (CIGNA), we issued Tel-Drug, Inc., a subsidiary of CIGNA, a warrant to purchase 500,000 shares of our common stock at $7.76 per share. In December 2003, Tel-Drug transferred ownership of this warrant to Highbridge International LLC. The warrant expired unexercised in December 2008.

Common Stock Reserved for Future Issuance

The following table represents the number of shares of common stock reserved for future issuance as of December 28, 2008:

Stock option plan (1)	16,706,547
Employee stock purchase plan	2,109,152
Warrants to purchase common stock	400,000

19,215,699

(1)	Excludes 4,548,300 shares available for grant under the 2008 Equity Plan. See note 11.

11. Employee Benefit Plans

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all of our employees (401(k) Plan). Eligible employees may contribute amounts to the 401(k) Plan via payroll withholding, subject to certain limitations. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits us but does not require us to make additional matching contributions to the 401(k) Plan on behalf of all participants in the 401(k) Plan. Beginning in 2008, we began matching 25% of the employee contributions up to $1,000. We made matching contributions under our 401(k) Plan totaling $180,000 in 2008 and no matching contributions in 2007 and 2006.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Benefit Plans

1998 Stock Plan—Under the terms of our 1998 Stock Plan, as amended (1998 Stock Plan), our board of directors could grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of drugstore.com. Options under this plan generally vest over four years, as follows: 20% of the shares vest after six months, and the remaining 80% vest quarterly over the subsequent 42 months. Option grants generally had exercise prices equal to the fair market value of the common stock on the date of grant and expire ten years from the date of grant. The 1998 Stock Plan expired in June 2008 and was replaced with the 2008 Equity Incentive Plan (2008 Equity Plan) and no further awards have been or will be granted under the 1998 Stock Plan. The 1998 Stock Plan, however, will continue to govern awards previously granted under that plan and any outstanding options will continue to vest and will remain outstanding until they are exercised, are forfeited, or expire.

2008 Equity Incentive Plan—In June 2008 at our annual meeting of stockholders, our stockholders approved the 2008 Equity Plan, which replaced our 1998 Stock Plan. However, due to a technical error in determining the stockholders entitled to vote on the approval of the 2008 Equity Plan, on March 5, 2009, we held a special meeting of stockholders where our stockholders approved the 2008 Equity Plan. The 2008 Equity Plan had not been changed since the original stockholder approval, and all terms and conditions of the 2008 Equity Plan were identical to those that the stockholders approved in June 2008. During 2008, subsequent to the June 2008 approval but prior to the March 5, 2009 approval of the 2008 Equity Plan, we granted 2,927,000 shares of restricted stock and 524,700 options to purchase common stock to employees under the 2008 Equity Plan. In accordance with FAS 123(R), however, a grant date cannot occur before all necessary approvals have been obtained, including stockholder approval of a stock-based compensation plan. Accordingly, the restricted stock awards and options to purchase common stock granted under the 2008 Equity Plan prior to March 5, 2009 are not considered valid grants as of December 28, 2008, and are therefore excluded from the stock option activity presented below.

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

Under the 2008 Equity Plan, options generally vest over four years, as follows: 20% of the shares vest after six months, and the remaining 80% vest quarterly over the subsequent 42 months. The exercise price of options granted under the 2008 Equity Plan must be at least equal to the fair market value of our common stock on the date of grant. In addition, the exercise price of an incentive stock option granted to any participant who owns more than 10% of the total voting power of all classes of our outstanding stock must be at least 110% of the fair market value of the common stock on the grant date. The term of an option may not exceed ten years, except that, with respect to any participant who owns 10% of the voting power of all classes of our outstanding capital stock, the term of an incentive stock option may not exceed five years.

Under the 2008 Equity Plan, stock appreciation rights, which are the rights to receive the appreciation in fair market value of common stock between the exercise date and the date of grant, become exercisable at the times and on the terms established by the plan administrator. The plan administrator has complete discretion to

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determine the terms and conditions of stock appreciation rights granted under the 2008 Equity Plan; provided, however, that the exercise price may not be less than 100% of the fair market value of a share on the date of grant. The term of a stock appreciation right may not exceed ten years. Under the 2008 Equity Plan, the plan administrator may issue awards of restricted stock, restricted stock units, and performance units and performance shares at its sole discretion. Restricted stock awards generally vest every six-months over a period of four years.

1999 Employee Stock Purchase Plan—Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees may purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year. For the years ended December 28, 2008, December 30, 2007, and December 31, 2006 employees purchased 92,047, 92,585, and 102,283, shares, respectively, of our common stock under the 1999 Employee Stock Purchase Plan in exchange for $189,000, $224,000, and $266,000. As of December 28, 2008, there were 2,109,152 shares reserved for future issuance under the 1999 Employee Stock Purchase Plan, which expires in 2009.

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

	Employee Stock Options
	Year ended December 28, 2008	Year ended December 30, 2007	Year ended December 31, 2006
Expected volatility	65%	74%	77%
Expected term (in years)	4.3	5.8	6.0
Risk-free interest rate	2.5%	4.4%	4.5%
Expected dividend	0%	0%	0%
Weighted-average fair value	$1.40	$1.89	$2.31

Volatility

Our computation of expected volatility is based on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility.

Expected Term

Our expected term estimates are based on a comprehensive weighted average life (WAL) analysis. The WAL analysis provides a historical based platform for use in developing expected term estimates for the future based on the historically observed time periods from grant date through post-vesting activities, such as exercise and cancellation. The historical grant data is segregated into pre-vesting forfeitures, post-vesting forfeitures, outstanding and unvested grants, and outstanding and vested grants and then data is included or excluded in the WAL depending on the applicable contractual or vesting provisions, differences in other option terms and insufficient elapsed time from grant date or from vesting dates. We also analyze by homogenous group, which

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

includes employees, executives, our chief executive officer, board members, and other non-employees, the weighted average time from grant date to post-vesting activity. For those grants still outstanding, we developed a reasonable assumption regarding the expected time of settlement. This analysis resulted in an expected term ranging from 4.2 years to 6.3 years, depending on the homogenous group. Our expected term in 2006 and during the first nine months of 2007 was calculated using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). Under this method, our expected term was equal to the sum of the weighted average vesting term plus the original contractual term divided by two, which resulted in a six-year expected term.

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

Forfeitures

When estimating forfeitures, we considered historical voluntary termination behavior, in addition to analyzing actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: employees, executives, our chief executive officer, board members, and other non-employees. Through the third quarter of 2006, an estimated forfeiture rate of approximately 30% was applied to employees and executive subgroups based on the weighted average termination behavior of those subgroups. In the fourth quarter of 2006, we reviewed our forfeiture rate analysis, which resulted in an increase in our forfeiture rate to 35%. We recorded the revised forfeiture rate as a change in estimate, resulting in a reduction of stock-based compensation in 2006 totaling approximately $185,000. In 2008 and 2007, we determined that our forfeiture rate of 35% was still applicable. A forfeiture rate of 0% is applied to our chief executive officer, board members, and non-employees.

Stock Option Activity

The following table summarizes our stock option activity:

	Outstanding Options		Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at December 30, 2007	16,742,358	$3.48

Options granted	3,156,904	$2.81
Options exercised	(43,345)	$1.50
Options expired	(1,708,362)	$4.49
Options forfeited	(1,441,008)	$3.07

Outstanding at December 28, 2008	16,706,547	$3.29

Vested and expected to vest at December 28, 2008	13,554,085	$3.36	6.57	$57

Exercisable at December 28, 2008	12,045,449	$3.42	6.34	$57

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the 54,000 shares subject to options that were in-the-money at December 28, 2008 (i.e., with an exercise price of $1.15 or less). The aggregate intrinsic value of options exercised was $32,000, $1.4 million and $2.0 million during the years ended December 28, 2008, December 30, 2007, and December 31, 2006.

As of December 28, 2008, the total compensation cost related to unvested options granted to employees under our 1998 Stock Plan totaled $4.8 million, net of estimated forfeitures of approximately $8.0 million. This cost will be amortized on a straight-line basis over a weighted-average period of 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

Certain stock options were modified for terminated employees and in conjunction with a share tender offer in December 2008, which resulted in a stock compensation charge of $285,000 in 2008, $117,000 in 2007, and $329,000 in 2006.

Stock Compensation Expense

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations:

	Year ended December 28, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	(in thousands)
Fulfillment and order processing	$576	$784	$835
Marketing and sales	1,619	1,381	1,058
Technology and content	1,265	1,224	1,071
General and administrative	4,104	5,412	3,757

Total	$7,564	$8,801	$6,721

12. Segment Information

We have three reporting segments: over-the-counter (OTC), vision, and mail-order pharmacy. The OTC segment is comprised of the sales and related costs of selling all non-prescription health, beauty, personal care, household, and other products. Our vision segment is comprised of sales and the related costs of selling contact lenses and other contact lens supplies through Vision Direct. The mail-order pharmacy segment is comprised of sales and the related costs of selling prescription drugs and supplies through the drugstore.com web store for mail-order delivery. On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid whereby we transferred to Rite Aid the rights to our LPU business, which includes prescription refills sold online through the drugstore.com web store or the Rite Aid online store and picked up by customers at Rite Aid stores. As a result of this agreement, we have excluded our LPU segment from the following segment information and reported it as discontinued operations in the consolidated financial statements for all periods presented. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing, and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume).

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The information presented below for these segments is information used by our chief operating decision makers in evaluating operating performance.

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
	(in thousands)
OTC:
Net sales	$260,794	$234,282	$197,964
Cost of sales	180,252	164,469	139,674
Variable order costs (a)	23,499	22,259	18,650

Contribution margin (b)	$57,043	$47,554	$39,640

Vision:
Net sales	$61,420	$54,906	$49,780
Cost of sales	47,279	41,904	38,682
Variable order costs (a)	2,899	2,708	2,478

Contribution margin (b)	$11,242	$10,294	$8,620

Mail-Order Pharmacy:
Net sales	$44,365	$50,143	$67,379
Cost of sales	36,166	41,935	58,026
Variable order costs (a)	3,447	3,967	5,501

Contribution margin (b)	$4,752	$4,241	$3,852

Consolidated:
Net sales (c)	$366,579	$339,331	$315,123
Cost of sales	263,697	248,308	236,382
Variable order costs (a)	29,845	28,934	26,629

Contribution margin (b)	$73,037	$62,089	$52,112

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees, and royalty costs that are variable based on sales volume. These amounts exclude depreciation, fixed overhead costs, and stock-based compensation.
(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of these sales and the incremental (variable) fulfillment and order processing costs of delivering orders to our customers and royalty costs.
(c)	Net sales in 2008, 2007, and 2006 were comprised of 99% of sales in the United States of America and 1% of sales internationally.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated contribution margin for reportable segments	$73,037	$62,089	$52,112
Less:
Fixed fulfillment and order processing (d)	13,623	10,988	10,404
Marketing and sales (e)	33,500	29,975	27,383
Technology and content	23,011	18,258	16,190
General and administrative	19,034	20,928	15,413
Amortization of intangible assets	867	1,234	2,060

Operating loss	$(16,998)	$(19,294)	$(19,338)

(d)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.
(e)	These amounts exclude royalty expenses of $91,000 in 2008, $105,000 in 2007, and $62,000 in 2006 that are included in variable costs.

The following table presents assets by segment and geographic asset information:

	December 28, 2008	December 30, 2007
	(in thousands)
Total Assets:
OTC	$49,085	$49,931
Vision	32,507	31,949
Mail-Order Pharmacy	2,773	5,436
Discontinued operations	5,954	30,763
Corporate	62,230	57,329

Consolidated	$152,549	$175,408

Property and Equipment, Net:
United States of America	$28,222	$25,417
Canada	84	84

	$28,306	$25,501

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Results of Operations (unaudited)

The following tables contain selected unaudited consolidated statement of operations information for each quarter of fiscal years 2008 and 2007. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year Ended December 28, 2008				Fiscal Year Ended December 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in thousands, except per share data)
Net sales	$92,568	$92,248	$87,823	$93,940	$83,292	$83,773	$80,959	$91,307
Cost of sales	67,183	66,679	62,708	67,127	61,460	61,751	59,333	65,764
Loss from continued operations	(4,492)	(4,371)	(4,722)	(2,782)	(4,989)	(4,414)	(3,984)	(4,232)
Gain from discontinued operations	1,807	2,099	1,103	3,071	1,211	1,399	1,610	1,888
Net income (loss)	(2,685)	(2,272)	(3,619)	289	(3,778)	(3,015)	(2,374)	(2,344)
Basic and diluted:
Loss from continuing operations per share (1)	$(0.05)	$(0.05)	$(0.05)	$(0.03)	$(0.05)	$(0.05)	$(0.04)	$(0.04)
Gain from discontinued operations per share (1)	$0.02	$0.02	$0.01	$0.03	$0.01	$0.01	$0.02	$0.02

Net income (loss) per share (1)	$(0.03)	$(0.02)	$(0.04)	$0.00	$(0.04)	$(0.03)	$(0.02)	$(0.02)

Weighted average shares used in computation of:
Basic net income (loss) per share	96,392,737	96,478,573	96,515,737	96,540,101	94,500,129	95,006,512	95,664,011	96,229,531
Diluted net income (loss) per share (2)	96,392,737	96,478,573	96,515,737	96,643,524	94,500,129	95,006,512	95,664,011	96,229,531

(1)	Loss from continuing operations per share, gain from discontinued operations per share, and net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the annual net loss per share and the sum of the loss from continuing operations per share and the gain from discontinued operations per share may not equal the net income (loss) per share.
(2)	The calculation of fourth quarter 2008 weighted average shares includes 103,423 shares of dilutive stock options.

DRUGSTORE.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of fiscal period	Charges to revenue, costs and expenses	Deductions		Balance at end of fiscal period
Year Ended December 28, 2008
Allowance for doubtful accounts	$41	$183	$208	(a)	$16
Allowance for sales returns	493	3,633	3,806	(b)	320
Reserve for inventory valuation	412	356	(13	)(c)	781
Year Ended December 30, 2007
Allowance for doubtful accounts	$38	$85	$82	(a)	$41
Allowance for sales returns	339	3,491	3,337	(b)	493
Reserve for inventory valuation	509	732	829	(c)	412
Year Ended December 31, 2006
Allowance for doubtful accounts	$101	$159	$222	(a)	$38
Allowance for sales returns	369	2,742	2,772	(b)	339
Reserve for inventory valuation	592	418	501	(c)	509

(a)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.
(b)	Deductions consist of sales credits to customers for product returns.
(c)	Deductions consist of write-off of obsolete inventory and inventory shrinkage.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

DRUGSTORE.COM, INC.

By:	/s/ DAWN G. LEPORE
Dawn G. Lepore President, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Dawn G. Lepore and Robert P. Potter, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2009.

Signature	Title

/s/ DAWN G. LEPORE Dawn G. Lepore	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ ROBERT P. POTTER Robert P. Potter	Vice President, Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ RICHARD W. BENNET III Richard W. Bennet III	Director

/s/ GEOFFREY R. ENTRESS Geoffrey R. Entress	Director

/s/ JEFFREY M. KILLEEN Jeffrey M. Killeen	Director

/s/ WILLIAM D. SAVOY William D. Savoy	Director

/s/ GREGORY S. STANGER Gregory S. Stanger	Director