Form 10-Q
period 2009-03-29
DRUGSTORE COM INC
filed 2009-05-08
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

As of April 24, 2009, the registrant had 99,793,614 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three months ended March 29, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
Net sales	$98,315	$92,568
Costs and expenses:
Cost of sales	70,552	67,183
Fulfillment and order processing	11,024	11,000
Marketing and sales	9,410	8,314
Technology and content	5,925	5,203
General and administrative	3,371	5,394
Amortization of intangible assets	207	245

Total costs and expenses	100,489	97,339

Operating loss	(2,174)	(4,771)
Interest income, net	43	279

Loss from continuing operations	(2,131)	(4,492)
Gain from discontinued operations, net of tax	2,985	1,807

Net income (loss)	$854	$(2,685)

Basic and diluted loss from continuing operations per share	$(0.02)	$(0.05)
Basic and diluted gain from discontinued operations per share	$0.03	$0.02

Basic and diluted net income (loss) per share	$0.01	$(0.03)

Weighted average shares outstanding	97,355,613	96,392,737

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 29, 2009 (unaudited)	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$25,976	$25,197
Marketable securities	10,746	12,997
Accounts receivable, net of allowances	9,346	9,108
Inventories	31,913	32,704
Other current assets	2,919	2,128
Assets of discontinued operations	2,983	5,954

Total current assets	83,883	88,088
Fixed assets, net	27,070	28,306
Other intangible assets, net	3,658	3,731
Goodwill	32,202	32,202
Other long-term assets	222	222

Total assets	$147,035	$152,549

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,909	$31,208
Accrued compensation	3,564	4,416
Accrued marketing expenses	4,382	4,630
Other current liabilities	3,345	4,560
Current portion of long-term debt obligations	2,835	2,998
Liabilities of discontinued operations	2,973	5,946

Total current liabilities	47,008	53,758
Long-term debt obligations, less current portion	2,089	2,567
Deferred income taxes	955	953
Other long-term liabilities	1,105	1,071
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 99,531,469 and 96,547,079 shares issued and outstanding	864,923	864,282
Accumulated other comprehensive income (loss)	(45)	57
Accumulated deficit	(769,000)	(770,139)

Total stockholders’ equity	95,878	94,200

Total liabilities and stockholders’ equity	$147,035	$152,549

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
Operating Activities:
Net income (loss)	$854	$(2,685)
Less gain from discontinued operations	2,985	1,807

Loss from continuing operations	(2,131)	(4,492)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	3,082	2,076
Amortization of intangible assets	207	245
Stock-based compensation	1,021	2,084
Other	(48)	(6)
Changes in:
Accounts receivable	(238)	359
Inventories	791	1,643
Other assets	(791)	201
Accounts payable, accrued expenses and other liabilities	(3,723)	(4,383)

Net cash used in continuing operations	(1,830)	(2,273)
Net cash provided by discontinued operations	10	2,440

Net cash (used in) provided by operating activities	(1,820)	167

Investing Activities:
Purchases of marketable securities	(1,700)	(14,784)
Sales and maturities of marketable securities	3,899	18,438
Purchases of fixed assets	(1,732)	(5,182)
Proceeds from gain on the sale of discontinued operations	2,973	—
Purchase of intangible assets	(134)	—

Net cash provided by (used in) investing activities	3,306	(1,528)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	48	423
Proceeds from line of credit	—	3,500
Principal payments on capital leases and term loan obligations	(755)	(486)

Net cash (used in) provided by financing activities	(707)	3,437

Net increase in cash and cash equivalents	779	2,076
Cash and cash equivalents at beginning of period	25,197	18,572

Cash and cash equivalents at end of period	$25,976	$20,648

Supplemental Cash Flow Information:
Equipment acquired in capital lease agreements	$114	$92

Cash paid during the period for interest	$78	$119

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of the Business

drugstore.com, inc. (drugstore.com) is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, sexual well-being, household, and other non-prescription products and prescription medications through our web store located at www.drugstore.com. We also offer prestige beauty products through our web store located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com (which are also accessible through the drugstore.com website); customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS); and health and beauty products through www.riteaidonlinestore.com. Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid Corporation and certain of its affiliates (Rite Aid) whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business, which includes prescription refills sold online through the drugstore.com web store or the Rite Aid online store and picked up by customers at Rite Aid stores. As a result of this agreement, our local pick-up pharmacy segment is reported as discontinued operations in the consolidated financial statements for all periods presented. Accordingly, we now manage our business in three segments: over-the-counter (OTC), vision, and mail-order pharmacy. See Note 5 for additional information.

2.	Basis of Presentation and Principles of Consolidation

We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission for interim financial reporting. These consolidated financial statements are unaudited but, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of future results for the 2009 fiscal year ending January 3, 2010 or any other interim period, due to seasonal and other factors. We have derived the consolidated balance sheet as of December 28, 2008 from audited financial statements as of that date, but we have excluded certain information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 28, 2008.

The accompanying consolidated financial statements include those of drugstore.com, inc. and our subsidiaries. We have eliminated all material intercompany transactions and balances.

We operate using a 52/53-week retail calendar year, with each of the fiscal quarters in a 52-week fiscal year representing a 13-week period. Fiscal year 2009 is a 53-week year, with the fourth quarter of 2009 representing a 14-week period, and fiscal years 2008 and 2007 were 52-week years.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and Accounting Principles Board No. 28-1 (APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. We do not anticipate that the adoption of FSP FAS 107-1 and APB 28-1 will have any material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (FSP FAS 157-4), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. We do not anticipate that the adoption of FSP FAS 157-4 will have any material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (FSP FAS 115-2), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities. FSP FAS 115-2 will be effective for interim and annual reporting periods ending after June 15, 2009. We do not anticipate that the adoption of FSP FAS 115-2 will have any material impact on our consolidated financial statements.

Adoption of New Accounting Principles

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-05). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 was effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted EITF 07-05 on the first day of our fiscal year 2009 and upon adoption, we reclassified $285,000 from stockholders’ equity to a long-term liability. Additionally, the fair value of the warrants subject to EITF 07-05 are adjusted to fair market value at the end of each reporting period.

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 on the first day of our fiscal year 2009 impacts our EPS calculations in the first quarter of 2009, but does not impact prior period financial statements as restricted stock awards were not outstanding prior to our fiscal year 2009.

4.	Net Income (Loss) Per Share

Net income (loss) per share is computed using the two-class method. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the applicable period, including outstanding participating securities. Participating securities include restricted stock awards as holders of these securities are entitled to receive non-forfeitable dividends prior to vesting at the same rate as holders of our common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic net income (loss) per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. Because we had a loss from continuing operations for the three-month period ended March 29, 2009, the effects of diluted options and warrants were excluded from the calculation of diluted net income (loss) per share.

The following table sets forth the weighted average shares outstanding:

	Three Months Ended
	March 29, 2009	March 30, 2008
Common stock	96,583,657	96,392,737
Non-vested restricted stock	771,956	—

	97,355,613	96,392,737

The following shares were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	March 29, 2009	March 30, 2008
Stock options	17,667,557	18,644,107
Warrants	400,000	850,000

	18,067,557	19,494,107

5.	Discontinued Operations

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

The gain from the sale of the discontinued operations was $9.9 million, $4.0 million of which we recognized in fiscal 2008. During the three months ended March 29, 2009, we recognized an additional $3.0 million of the gain from the sale of the discontinued operations, and will recognize the remaining deferred gain of $3.0 million in the second quarter of 2009 as the payments become due. We have classified the results of operations of our LPU segment as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

Following is the results of operations of our LPU segment that we have classified as discontinued operations.

	Three Months Ended
	March 29, 2009	March 30, 2008
Net sales	$—	$28,069
Cost of sales	—	24,540
Fulfillment and order processing	—	1,150
Marketing and sales	—	572

Income from discontinued operations	—	1,807
Marketing service fees	12	—
Gain from sale of discontinued operations	2,973	—

Gain from discontinued operations	$2,985	$1,807

We have classified the assets and liabilities of our LPU segment as net assets and liabilities from discontinued operations in the accompanying consolidated balance sheets for all periods presented.

	March 29, 2009	December 28, 2008
Accounts receivable	$2,983	$5,954

Assets of discontinued operations	$2,983	$5,954

Deferred gain on discontinued operations	$2,973	$5,946

Liabilities of discontinued operations	$2,973	$5,946

Net assets of discontinued operations	$10	$8

6.	Fair Value of Financial Instruments

We account for the fair value of our financial instruments under the provisions of Statement of Financial Position No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase consistency and comparability of fair value measurements and the related disclosures. We have certain financial assets including money market funds and marketable securities that are measured under the provisions of SFAS 157. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities, subject to SFAS 157, are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

The following tables summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 29, 2009
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$12,342	$—	$—	$—	$12,342
Money market funds (1)	—	13,634	—	—	13,634
U.S. government agency obligations (2)	—	—	8,473	—	8,473
Corporate notes and bonds (2)	—	—	2,273	—	2,273

	$12,342	$13,634	$10,746	$—	$36,722

	December 28, 2008
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$18,807	$—	$—	$—	$18,807
Money market funds (1)	—	2,794	—	—	2,794
Commercial paper (3)	—	—	4,496	—	4,496
U.S. government agency obligations (2)	—	—	9,580	—	9,580
Corporate notes and bonds (2)	—	—	2,517	—	2,517

	$18,807	$2,794	$16,593	$—	$38,194

(1)	Included in cash and cash equivalents in the consolidated balance sheets. We determined fair values based on quoted market prices.

(2)	Included in marketable securities in the consolidated balance sheets. We determined fair value based on observable market prices in less active markets or quoted market prices for similar instruments.

(3)	Included in cash and cash equivalents in the consolidated balance sheets if the investment has a maturity of three months or less from the date of purchase or included in marketable securities if the investment has a maturity in excess of three months from the date of purchase. We determined fair values based on observable market prices in less active markets or quoted market prices for similar instruments.

7.	Stockholders’ Equity

1999 Employee Stock Purchase Plan

Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees may purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year. During the three-month periods ended March 29, 2009 and March 30, 2008, employees purchased 57,390 and 35,978 shares of our common stock under the 1999 ESPP, respectively, in exchange for approximately $48,000 and $87,000, respectively. The 1999 Employee Stock Purchase Plan expires in June 2009 and will not be renewed.

Stock Option Activity

The following table summarizes our stock option activity:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term
Outstanding at December 28, 2008	16,706,547	$3.29

Options granted	1,244,300	$1.31
Options exercised	—	$—
Options forfeited	(283,290)	$4.77

Outstanding at March 29, 2009	17,667,557	$3.13

Vested and expected to vest at March 29, 2009	14,305,885	$3.24	6.65

Exercisable at March 29, 2009	12,499,471	$3.36	6.30

Restricted Stock Activity

As of March 29, 2009, we had 2,927,000 shares of restricted stock outstanding, all of which were granted during 2009, with a weighted average grant date fair value of $0.76 and a weighted average remaining recognition period of 3.4 years.

Stock-Based Compensation Expense

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

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Fulfillment and order processing	$119	$185
Marketing and sales	350	315
Technology and content	245	358
General and administrative	307	1,226

Total	$1,021	$2,084

8.	Line of Credit and Debt Obligations

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the prime rate, for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. As of March 29, 2009, approximately $4.0 million in borrowings were considered outstanding under the facility. In addition, availability under the line of credit was reduced by a $541,000 letter of credit we provided to our landlord.

Accordingly, the available borrowings under the line of credit were approximately $20.5 million. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow, which we were in compliance with as of March 29, 2009. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, violations of any covenants, a material cross-default to our other debt, or a change of control.

9.	Commitments and Contingencies

Legal Proceedings

1-800 Contacts Litigation. On February 26, 2008, 1-800 Contacts, Inc. (1-800 Contacts) filed an action in the U.S. District Court for the District of Utah, Central Division against us and our subsidiary Vision Direct alleging direct and contributory trademark infringement and dilution under federal and state law, unfair competition, intentional interference with economic relations, and unjust enrichment. One day later, on February 27, 2008, 1-800 Contacts filed a separate action in the U.S. District Court for the Southern District of New York against Vision Direct alleging breach of a 2004 settlement agreement between Vision Direct and 1-800 Contacts. In both actions, 1-800 Contacts seeks monetary damages as well as injunctive relief. In the Utah action, we filed a motion to dismiss for improper venue or, in the alternative, to transfer the case to the Southern District of New York. By Order dated August 11, 2008, the Utah District Court dismissed the Utah action for improper venue. On September 11, 2008, 1-800 Contacts filed with the Utah District Court a notice of appeal to the U.S. Court of Appeals for the Tenth Circuit. 1-800 Contacts subsequently agreed to discontinue the appeal. Pursuant to a stipulation of the parties, the Tenth Circuit appeal was dismissed with prejudice on February 2, 2009. In the New York action, we filed an answer denying that 1-800 Contacts is entitled to the relief requested and counterclaims asserting, among other things, that 1-800 Contacts’ pursuit of the Utah action constitutes a violation of the settlement agreement’s forum selection clause. 1-800 Contacts filed a Motion to Dismiss our counterclaims. In open court on July 22, 2008, the District Court for the Southern District of New York stated that it would take no action on 1-800 Contacts’ motion in the New York action until our motion in the Utah action had been decided and the parties’ had informed the Court of the outcome. By letter of December 8, 2008, the parties informed the Judge in the New York action of the dismissal of the Utah action and that the parties had agreed to mediate their dispute. In light of the agreement to mediate, the parties asked for additional time in which to advise the District Court for the Southern District of New York of their respective positions regarding the effect of the dismissal of the Utah action on the New York action. The parties participated in a formal mediation on April 28-29, 2009. As a result of the mediation, the parties entered into an agreement on May 8, 2009, that provides, without admission of wrongdoing or liability, for a one-time payment of $475,000 from Vision Direct, Inc. to 1-800 Contacts, and mutual releases of all claims that have been or could have been brought. The Company has accrued for this settlement in the statement of operations for the three-month period ended March 29, 2009.

State Sales Tax Claims. In early 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In December 2002, we received a revised assessment from the state of New Jersey for 2000 and 2001 in the aggregate amount of $221,626 in tax, plus penalties in the amount of $11,081 and interest that continues to accrue. In March 2003, we filed an appeal of the revised assessment with the Tax Court of New Jersey, based on the fact that the state of New Jersey is pursuing its claim specifically against one of our consolidated subsidiaries that is not a retailing entity in that state. On February 19, 2008, we were informed of the decision by the Tax Court of New Jersey against us in the case of drugstore.com, inc. vs. Director, Division of Taxation (the NJ Tax Case). We did not believe that it was required to collect sales taxes on sales made to customers in New Jersey based on applicable law. In its decision, the Tax Court of New Jersey ruled otherwise. Prior to this ruling we had not collected sales tax in New Jersey. The Tax Court’s Opinion is currently being appealed at the Superior Court of New Jersey, Appellate Division. Briefing was completed in November of 2008; oral argument for the Appeal is scheduled for May 12, 2009.

Effective February 23, 2008, we began collecting and remitting sales tax on taxable New Jersey sales. Given the decision, we believed that it was probable that we had incurred a liability of $2.5 million for estimated taxes and interest. Accordingly, we recorded an expense in general and administrative expenses in the consolidated statement of operations during the year ended December 30, 2007. The liability was an estimate of the New Jersey tax obligation for the 2000 and 2001 assessment that gave rise to the NJ Tax Case, as well as for all subsequent years through 2007.

On April 23, 2009, we reached a resolution with the State of New Jersey, regarding sales and use taxes owed by us for the years 2000 to 2008. We paid an aggregate of approximately $1.7 million based on two assessments for sales and use tax, interest, and penalties for 2000 through February 22, 2008, in full satisfaction of our obligations for use taxes for those years. In conjunction with these payments, we are withdrawing our appeal of a trial court decision issued in February 2008 that rejected our assertion that we were not obligated to collect and remit use taxes for sales we made to New Jersey residents. We had previously accrued $2.9 million for this liability as of March 29, 2009.

Class Action Laddering Litigation. A consolidated amended complaint, which is now the operative complaint, was filed on April 19, 2002 in the U.S. District Court for the Southern District of New York. It names drugstore.com as a defendant, along with the underwriters and certain of our present and former officers and directors (the Individual Defendants), in connection with our July 27, 1999 initial public offering and March 15, 2000 secondary offering (together, the Offerings). The suit purports to be a class action filed on behalf of purchasers of our common stock during the period July 28, 1999 to December 6, 2000.

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

On October 9, 2002, the District Court dismissed the Individual Defendants from the case without prejudice. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases. The plaintiffs selected these six cases, which do not include us. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On November 14, 2007, the defendants in the focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the plaintiffs’ motion for class certification was withdrawn, without prejudice.

On April 3, 2009, the plaintiffs submitted to the District Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, including drugstore.com, the underwriter defendants in the drugstore.com class action, and the plaintiff class in the drugstore.com class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including drugstore.com. The settlement is subject to termination by the parties under certain circumstances, and approval of the District Court. There is no assurance that the District Court will approve the settlement.

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

10.	Segment Information

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

The information presented below for these segments is information our management uses in evaluating operating performance.

	Three Months Ended
	March 29, 2009	March 30, 2008
	(in thousands)
OTC:
Net sales	$72,087	$64,851
Cost of sales	49,927	45,013
Variable order costs (a)	6,448	5,965

Contribution margin (b)	$15,712	$13,873

Vision:
Net sales	$17,441	$15,436
Cost of sales	13,599	12,028
Variable order costs (a)	776	743

Contribution margin (b)	$3,066	$2,665

Mail-Order Pharmacy:
Net sales	$8,787	$12,281
Cost of sales	7,026	10,142
Variable order costs (a)	679	929

Contribution margin (b)	$1,082	$1,210

Consolidated:
Net sales	$98,315	$92,568
Cost of sales	70,552	67,183
Variable order costs (a)	7,903	7,637

Consolidated contribution margin (b)	$19,860	$17,748

Less:
Fixed fulfillment and order processing (c)	$3,201	$3,394
Marketing and sales (d)	9,330	8,283
Technology and content	5,925	5,203
General and administrative	3,371	5,394
Amortization of intangible assets	207	245

Operating loss	$(2,174)	$(4,771)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, credit card fees, and those royalty costs that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs.

(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. We calculate it as net sales less the direct cost of goods sold, the incremental (variable) fulfillment and order processing costs of delivering orders to our customers, and variable partnership-related royalty costs.

(c)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

(d)	These amounts exclude variable partnership-related royalty expenses of $80,000 and $31,000 for the three-month periods ended March 29, 2009 and March 30, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended December 28, 2008.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on our expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. All statements made in this quarterly report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “expects,” “believes,” “targets,” “may,” “will,” “outlook,” “continue,” “could,” “would,” “should,” and similar expressions or any variation of such expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy, changes in consumer spending, fluctuations in the stock market, changes affecting the Internet, online retailing and advertising, difficulties establishing our brand and building a critical mass of customers, the unpredictability of future revenues and expenses and potential fluctuations in revenues and operating results, risks related to business combinations and strategic alliances, possible tax liabilities relating to the collection of sales tax, consumer trends, the level of competition, seasonality, the timing and success of expansion efforts, changes in senior management, risks related to systems interruptions, possible governmental regulation, and the ability to manage a growing business. These factors described in this paragraph and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 28, 2008. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

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

•

OTC. Our OTC segment includes all non-prescription products sold online through our web stores at www.drugstore.com, www.beauty.com, www.riteaidonlinestore.com, www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com, or over the telephone at 1-800-DRUGSTORE or 1-800-VISIONDIRECT, including nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. In addition, through our subsidiary CNS, we are the exclusive online distributor of nutritional supplement programs for Dr. Barry Sears at www.ZoneDiet.com and The Pritikin Longevity Center & Spa at www.Pritikin.com. In addition, we act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. Our business strategy is to offer our customers a wide selection of health, beauty, personal care, household, and other products at competitive prices and a superior online shopping experience. We are able to offer a significantly broader assortment of products, with greater depth in each product category, than brick-and-mortar drugstores, and provide a broad array of interactive tools and information on our websites to help consumers make informed purchasing decisions. We believe leveraging our strong capabilities in Internet marketing, merchandising, fulfillment, and customer care in the health, beauty, and wellness arena will be a key growth driver for our OTC segment. In 2009, we are focusing on key initiatives such as international market expansion and further development of our partnerships with Medco Health Solutions, Inc., Rite Aid Corporation, and new beauty brands to accelerate OTC growth.

•

Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com, or over the telephone at 1-800-VISIONDIRECT. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2009, we will continue to focus on balancing customer acquisition with net margin in order to maximize our profits.

•

Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online through the pharmacy section of the drugstore.com web store or over the telephone and delivered to customers through our mail-order facility. We procure our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription fulfillment services for pharmacy benefit managers, or PBMs. We sell over 5,500 prescription drugs, including many specialty drugs for the treatment of chronic conditions such as cancer, HIV, and multiple sclerosis, which are not carried by brick-and-mortar pharmacies and require special handling or service. In this segment, we focus our marketing efforts directly on consumers online and through doctors to maximize growth in our cash prescription and specialty pharmacy business. In addition to the sale of prescription drugs, we sell advertising on our website to monetize the large volume of unique visitors per month researching drugs and other healthcare content provided on the site. In 2009, we anticipate that our mail-order pharmacy segment revenues will decline due to the loss of one of our PBM customers as a result of its acquisition in late 2008, but anticipate continued year-over-year contribution margin improvements.

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

Revenues. We generate revenue primarily from product sales and shipping fees. For the three-month period ended March 29, 2009, we reported consolidated total net sales of $98.3 million, which reflected a $5.7 million, or 6.2%, increase over the three-month period ended March 30, 2008. Our net sales growth was driven by a 10.6% year-over-year increase in our total order volume for the three-month period ended March 29, 2009, to 1.5 million orders. Our average net sales per order decreased to $67 in the first quarter of 2009, from $70 in the first quarter of 2008 primarily due to a decrease in our average net sales per order in our OTC and mail-order pharmacy segments driven primarily by changes in consumer behavior, as discussed in greater detail below. In the first quarter of 2009, our revenues benefited from strong year-over-year growth in our OTC segment of 11.2% and our vision segment of 13.0%, partially offset by a decline in our mail-order pharmacy net sales of 28.5%.

Expenses. Our operating expenses, including cost of goods sold, decreased as a percentage of net sales to 102% for the three-month period ended March 29, 2009 compared to 105% for the three-month period ended March 30, 2008. During the first quarter of 2009, our overall cost of goods sold as a percentage of net sales decreased year-over-year by 80 basis points, due primarily to a favorable shift in our product mix to higher margin OTC sales. As a percentage of net sales, in the first quarter of 2009, our general and administrative expense decreased year-over-year primarily as a result of a benefit of $1.2 million realized from the resolution of our New Jersey sales tax case, a reduction in stock compensation expense of $919,000, and a reduction in professional fees as compared to those we incurred in 2008, which were primarily related to consulting projects focused on our profitability initiatives, partially offset by a one-time charge of $475,000 related to a legal settlement. As a percentage of net sales, in the first quarter of 2009, our fulfillment and order processing expense decreased year-over-year primarily due to reduced labor costs resulting from increased efficiencies in our primary distribution facility and a reduction from 2008 in professional fees related to consulting projects focused on our profitability initiatives, partially offset by increased depreciation expense related to equipment and software improvements. As a percentage of net sales, in the first quarter of 2009, marketing and sales expense increased year-over-year primarily as a result of an increase in paid search, affiliate, and portal costs, resulting from growth in new customers and an increase in the percentage of paid orders to total orders in both our OTC and vision segments compared to the first quarter of 2008.

Net Income (Loss); Cash Position. Our net income for the three-month period ended March 29, 2009 increased by $3.5 million to $854,000, compared to a net loss of $2.7 million for the three-month period ended March 30, 2008. We ended the first quarter of 2009 with $36.7 million in cash, cash equivalents, and marketable securities, compared to $38.2 million at December 28, 2008, and $34.7 million at March 30, 2008. This balance primarily reflects cash used in operating activities from continuing operations and discontinued operations of $1.8 million in the first quarter of 2009, cash used for capital expenditures of $1.7 million, and $755,000 to repay debt obligations, partially offset by proceeds of $3.0 million from the sale of discontinued operations.

Results of Operations

Customer Data

We shipped approximately 400,000 new customer orders, inclusive of our strategic partnerships, during the first quarter of 2009, increasing our total customer base to 10.2 million customers since inception. The number of active customers in the first quarter of 2009 increased to approximately 2.7 million, an increase of 10.5% from approximately 2.4 million active customers in the first quarter of 2008. Orders from repeat customers as a percentage of total orders decreased in the first quarter of 2009 to 72% from 73% in the first quarter of 2008, primarily as a result of a decrease in repeat orders in our mail-order pharmacy segment. Active customer base includes those customers who have purchased at least once within the last 12 months and the number of customer orders includes new and repeat orders made through the drugstore.com web store and the web stores of our subsidiaries, orders generated through the Rite Aid online store, orders generated through the beauty.com Amazon marketplace, and orders generated through our fulfillment agreement with Weil.

Net Sales

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	(in thousands, except per order data)
Total net sales	$98,315	6.2%	$92,568
Total customer orders shipped	1,467	10.6%	1,327
Average net sales per order	$67	-4.3%	$70

Net sales include gross revenues from sales of product, shipping fees, service fees, and advertising revenues, net of discounts and provision for sales returns, and other allowances. Net sales also include consignment service fees earned from our arrangements with GNC and Rite Aid, under which we do not take title to the inventory and do not establish pricing. We record on a net basis consignment service fees, which constitute approximately 1% of total net sales in each period presented. We bill orders to the customer’s credit card or, in the case of prescriptions covered by insurance, we bill the co-payment to the customer’s credit card and the remainder of the prescription price to insurance. We record sales of pharmaceutical products covered by insurance as the sum of the amounts received from the customer and the third party insurer.

Total net sales increased year-over-year for the first quarter of 2009 as a result of an increase in order volume, partially offset by a decrease in the average net sales per order. Order volume increased year-over-year in the first quarter of 2009 resulting from a 14% and 6% increase in orders in our OTC and vision segments, respectively, partially offset by a 22% decrease in orders in our mail-order pharmacy segment. The average net sales per order decreased year-over-year in the first quarter of 2009 resulting from a decrease in the average net sales per order in our OTC and mail-order pharmacy segments, partially offset by an increase in the average net sales per order in our vision segment. Revenues from repeat customers decreased to 77% of net sales in the first quarter of 2009, compared to 79% in the first quarter of 2008, as a result of a year-over-year decrease in the average net sales per order from repeat customers and a decrease in the percentage of repeat orders to new orders in the first quarter of 2009.

OTC Net Sales

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	(in thousands, except per order data)
OTC net sales	$72,087	11.2%	$64,851
Percentage of total net sales from OTC	73.3%		70.1%
Average net sales per order	$57	-1.7%	$58

Net sales in our OTC segment increased year-over-year in the first quarter of 2009 as a result of an increase in order volume, partially offset by a decrease in average net sales per order. The number of orders in our OTC segment grew year-over-year by 14% to 1.3 million for the first quarter of 2009, compared to 1.1 million for the first quarter of 2008, resulting from increased orders from both new and repeat customers as a result of our increasing active customer base, our continued efforts to improve customer retention and conversion by adding website enhancements and offering a broad selection of basic necessity items and hard-to-find specialty items through the addition of new SKUs that encourages customers to return to our websites and make repeat, replenishment, and impulse purchases, and by adding value through our loyalty programs and discount offers. The year-over-year decrease in the average net sales per order in our OTC segment in the first quarter of 2009 resulted from a decrease in shipping revenue due to customers’ not choosing expedited shipping methods, increased discounts, and a slight decrease in the number of units per order, partially offset by a shift in product mix to higher priced items.

Vision Net Sales

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	(in thousands, except per order data)
Vision net sales	$17,441	13.0%	$15,436
Percentage of total net sales from vision	17.8%		16.7%
Average net sales per order	$115	6.5%	$108

Net sales in our vision segment increased year-over-year in the first quarter of 2009 as a result of an increase in order volume and average net sales per order. The number of orders in our vision segment grew year-over-year by 6% to 152,000 for the first quarter of 2009, compared to 143,000 for the first quarter of 2008, resulting from increased orders from both new and repeat customers driven primarily by increased promotional offers. The increase in average net sales per order was driven primarily by selling higher priced, newer technology contact lenses, and price increases for certain SKUs, partially offset by increased use of discount and promotional offers by our customers (none of which were individually material).

Mail-Order Pharmacy Net Sales

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	(in thousands, except per order data)
Mail-order pharmacy net sales	$8,787	-28.5%	$12,281
Percentage of total net sales from mail-order pharmacy	8.9%		13.2%
Average net sales per order	$151	7.9%	$164

Net sales in our mail-order pharmacy segment decreased year-over-year in the first quarter of 2009 as a result of a decrease in order volume and average net sales per order. Included in net sales of our mail-order pharmacy segment for the first quarters of 2009 and 2008 were wholesale orders to two different parties totaling $203,000 and $963,000, respectively, which increased our average net sales per order by $3 and $13, respectively. Excluding the wholesale orders, the average net sales per order in the first quarter of 2009 decreased by $3 compared to the same period in 2008 as a result of a shift in mix to selling a higher percentage of generic drugs compared to brand-name drugs, a decrease in the number of prescriptions per order, and more customers’ purchasing a 30-day supply compared to a 90-day supply. The number of orders in this segment decreased 22% year-over-year to 58,000 for the first quarter of 2009, compared to 75,000 for the first quarter of 2008 as a result of a decrease in orders from new and repeat customers due to a declining active customer base and the loss of one of our PBM partners in the fourth quarter of 2008.

Cost of Sales and Gross Margin

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	($ in thousands)
Cost of sales	$70,552	5.0%	$67,183
Gross margin dollars	$27,763	9.4%	$25,385
Gross margin percentage	28.2%		27.4%

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

Total cost of sales increased year-over-year in absolute dollars in the first quarter of 2009 as a result of growth in order volume and net sales. Total gross margin percentage increased year-over-year for the first quarter of 2009 primarily as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment.

Shipping

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	($ in thousands)
Shipping activity:
Shipping revenue	$3,583	-9.1%	$3,940
Shipping costs	$(6,928)	3.7%	$(6,678)

Net shipping loss	$(3,345)	22.2%	$(2,738)

Percentage of net sales:
Shipping revenue	3.6%		4.3%
Shipping costs	-7.0%		-7.2%
Net shipping loss	-3.4%		-3.0%

We include in net sales our revenues from shipping charges to customers, and we include in cost of sales outbound shipping costs. Our net shipping loss increased in absolute dollars and as a percentage of net sales in the first quarter of 2009 compared to the first quarter of 2008, as a result of a decrease in shipping revenue resulting from a decrease in the number of customers choosing expedited shipping methods for their orders and the elimination of surcharges for APO/FPO and Alaska and Hawaii orders, combined with an increase in shipping costs resulting from a higher mix of OTC orders, which have a higher shipping cost than orders in our other business segments, partially offset by lower rates from our largest shipping carrier. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	($ in thousands)
OTC cost of sales	$49,927	10.9%	$45,013
OTC gross margin dollars	$22,160		$19,838
OTC gross margin percentage	30.7%		30.6%

The year-over-year increase in cost of sales in our OTC segment in absolute dollars for the first quarter of 2009 resulted from increased order volume and net sales. The year-over-year increase in gross margin percentage in this segment for the first quarter of 2009 resulted primarily from improvements in product margins in a majority of our product categories as a result of our ongoing pricing and sourcing profitability initiatives, and lower shipping costs due to fewer customers’ choosing expedited shipping methods and lower rates from our largest shipping carrier, partially offset by higher customer use of discount offers.

Vision Cost of Sales and Gross Margin

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	($ in thousands)
Vision cost of sales	$13,599	13.1%	$12,028
Vision cost gross margin dollars	$3,842		$3,408
Vision cost gross margin percentage	22.0%		22.1%

The year-over-year increase in cost of sales in our vision segment in absolute dollars for the first quarter of 2009 resulted from increased order volume and net sales. The year-over-year decrease in gross margin percentage in this segment for the first quarter of 2009 resulted primarily from increased promotional offers, partially offset by improved product margins due to pricing and sourcing changes.

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	($ in thousands)
Mail-order pharmacy cost of sales	$7,026	-30.7%	$10,142
Mail-order pharmacy gross margin dollars	$1,761		$2,139
Mail-order pharmacy gross margin percentage	20.0%		17.4%

The year-over-year decrease in cost of sales in our mail-order pharmacy segment in absolute dollars for the first quarter of 2009 resulted from a decrease in order volume and net sales. The year-over-year increase in gross margin percentage in this segment in the first quarter of 2009 resulted primarily from our ongoing review of pricing and profitability of pharmaceutical products and selling a higher percentage of generic drugs compared to brand-name drugs, which generally have a higher margin.

Fulfillment and Order Processing Expenses

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	($ in thousands)
Fulfillment and order processing expenses	$11,024	0.2%	$11,000
Percentage of net sales	11.2%		11.9%
Fixed and variable cost information:
Variable costs	$7,823	2.9%	$7,606
Fixed costs	$3,201	-5.7%	$3,394

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

Variable fulfillment and order processing expenses increased year-over-year in absolute dollars in the first quarter of 2009 primarily as a result of a 14% increase in order volume in our OTC segment. Fixed fulfillment and order processing expenses decreased in the first quarter of 2009 compared to the first quarter of 2008, primarily as a result of a decrease in professional fees of $326,000 related to process improvement projects in the prior year, and a decrease of $102,000 in facility and maintenance related costs, partially offset by an increase in depreciation expense of $288,000 related to equipment and software purchases acquired in the prior year. Fulfillment and order processing expenses as a percentage of net sales improved 70 basis points in the first quarter of 2009 compared to the first quarter of 2008, driven by a reduction in our labor fulfillment cost per order as a result of our increased efficiencies in our primary distribution facility and to a lesser extent, reduced consulting expenses.

Marketing and Sales Expenses

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	($ in thousands)
Marketing and sales expenses	$9,410	13.2%	$8,314
Percentage of net sales	9.6%		9.0%

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytical tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. In addition, marketing and sales expense for the three-month periods ended March 29, 2009 and March 30, 2008 include royalty expenses related to certain of our partnerships of $80,000 and $31,000, respectively. Advertising and promotional costs for the three-month periods ended March 29, 2009 and March 30, 2008 were $6.6 million and $5.7 million, respectively.

Marketing and sales expenses increased year-over-year both in absolute dollars and as a percentage of net sales in the first quarter of 2009 primarily due to an increase in paid search, affiliate, and portal costs, resulting from an increase in order volume, growth in new customers, and an increase in the percentage of orders generated through paid marketing channels to total orders compared to the prior year. Marketing and sales expense per new customer remained relatively in line at $23.50 in the first quarter of 2009, compared to $24 in the first quarter of 2008.

Technology and Content Expenses

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	($ in thousands)
Technology and content expenses	$5,925	13.9%	$5,203
Percentage of net sales	6.0%		5.6%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and improvements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

Technology and content expenses increased year-over-year both in absolute dollars and as a percentage of net sales in the first quarter of 2009 primarily due to an increase in depreciation expense resulting from the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure.

General and Administrative Expenses

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	($ in thousands)
General and administrative expenses	$3,371	-37.5%	$5,394
Percentage of net sales	3.4%		5.8%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses decreased year-over year in absolute dollars and as a percentage of net sales in the first quarter of 2009 primarily resulting from a benefit of $1.2 million realized from the resolution of our New Jersey sales tax case, a reduction in stock compensation of $919,000 due to certain stock options being fully amortized in 2008 and awards having a lower fair value, and a reduction in professional fees of approximately $469,000 related to consulting projects focused on our profitability initiatives in the prior year, partially offset by a one-time charge of $475,000 related to a legal settlement, and an increase of $151,000 in other professional fees.

Amortization of Intangible Assets

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	($ in thousands)
Amortization of intangible assets	$207	-15.5%	$245

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS and Acumins, Inc., and assets acquired in connection with our agreement with GNC, and other intangible assets, including a technology license agreement, domain names, and trademarks. In the first quarter of 2009, we acquired $75,000 of certain intellectual property, trademarks, and other intangibles associated with a custom vitamin business and $59,000 of trademarks and other intangible assets related to a vision company.

The year-over-year decrease in amortization expense for the first quarter of 2009 resulted from certain intangible assets being fully amortized in 2008.

Interest Income and Expense

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	($ in thousands)
Interest income, net	$43	-84.6%	$279

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. The year-over-year decrease in net interest income in the first quarter of 2009 was primarily a result of receiving lower returns on cash, cash equivalents, and marketable securities balances despite an increase in the average balance of cash, cash equivalents and marketable securities in the first quarter of 2009 compared to the first quarter of 2008.

Gain from Discontinued Operations

	Three Months Ended
	March 29, 2009	% Change	March 30, 2008
	($ in thousands)
Gain from discontinued operations	$2,985	65.2%	$1,807

The gain from discontinued operations in the first quarter of 2009 represents $3.0 million we received in monthly payments from Rite Aid related to the sale of discontinued operations, compared to the first quarter of 2008, which includes $1.8 million generated from the discontinued operations prior to the sale of the LPU business to Rite Aid in September 2008.

Income Taxes

There was no provision or benefit for income taxes for the three-month periods ended March 29, 2009 and March 30, 2008 due to our ongoing operating losses.

Significant Accounting Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant accounting policies are included in Note 1 of our consolidated financial statements included in Part I of our annual report on Form 10-K for the fiscal year ended December 28, 2008. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations.

Off-Balance Sheet Transactions

We have not entered into any off-balance sheet transactions.

Liquidity and Capital Resources

We have an accumulated deficit of $769.0 million through March 29, 2009. To date, we have had only two profitable quarters, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur losses on a full-year basis in 2009, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock. From our inception through March 29, 2009, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $421.3 million.

Our primary source of cash is from sales made through our websites, for which we collect cash from credit card settlements, or insurance reimbursements. Our primary uses of cash are purchases of inventory, payments of salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 28, 2008.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include U.S. government agency obligations and corporate notes and bonds are considered short-term as they are available to fund current operations. In addition, we have a revolving two-year line of credit allowing for borrowings of up to $25.0 million in the aggregate through March 2011, which is available to fund operations, capital expenditures, or finance acquisitions, as needed. As of March 29, 2009, the aggregate available borrowings under the line of credit were approximately $20.5 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the three-month periods ended March 29, 2009 and March 30, 2008.

	Three Months Ended
	March 29, 2009	$ Change	March 30, 2008
	(in thousands)
Net cash (used in) provided by
Continuing operating activities	$(1,830)	$443	$(2,273)
Discontinuing operating activities	$10	$(2,430)	$2,440
Investing activities	$3,306	$4,834	$(1,528)
Financing activities	$(707)	$(4,144)	$3,437
Net increase (decrease) in cash and cash equivalents	$779	$(1,297)	$2,076

Cash (used in) provided by operating activities. Our operating cash flows result primarily from cash received from our customers, fulfillment partners, and advertising and other service revenue, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, and interest payments on our long-term debt obligations. Cash received from customers and other activities generally corresponds to our net sales, and because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and valuation of cash equivalents and marketable securities.

In the first quarter of 2009, net cash used in continuing operations reflects a loss from continuing operations of $2.1 million, uses of working capital of $4.0 million primarily due to the timing of payments, partially offset by non-cash expenses of $4.3 million. In the first quarter of 2008, net cash used in continuing operations reflects a loss from continuing operations of $4.5 million, uses of working capital of $2.2 million primarily due to the timing of payments, partially offset by decreases in inventories, and non-cash expenses of $4.4 million. Net cash used in continuing operations in the first quarter of 2009 decreased $443,000 compared to the first quarter of 2008 primarily from a $2.4 million decrease in the loss from continuing operations, partially offset by an increase of $1.8 million in cash used for working capital purposes. Net cash provided by discontinued operations in the first quarter of 2009 decreased $2.4 million as a result of the first quarter of 2008 including the settlement of assets and liabilities of our discontinued LPU business prior to the sale to Rite Aid.

Cash provided by (used in) investing activities. Our net cash flows from investing activities include the purchase of marketable securities and the acquisition of fixed assets and intangible assets, partially offset by the net proceeds received from the sales and maturities of marketable securities and proceeds from the sale of discontinued operations. In 2008, we received cash proceeds of $4.0 million from the sale of discontinued operations of our LPU business. In the first quarter of 2009, we received $3.0 million of cash proceeds from the sale, and in the second quarter of 2009, expect to receive the remaining $3.0 million of cash proceeds from the sale.

In the first quarter of 2009, net cash provided by investing activities reflects $3.0 million of cash proceeds received from the sale of the LPU business, $3.9 million from sales and maturities of marketable securities, partially offset by the purchase of fixed assets and intangible assets of $1.9 million and the purchase of marketable securities of $1.7 million. In the first quarter of 2008, net cash used in investing activities reflects $14.8 million from the purchase of marketable securities and $5.2 million from the purchase of fixed assets, partially offset by the sales and maturities of marketable securities of $18.4 million. Net cash provided by investing activities in the first quarter of 2009 increased $4.8 million compared to the first quarter of 2008 primarily from the cash proceeds received from the sale of the LPU business and a reduction in cash used to purchase fixed assets, partially offset by a reduction in cash provided from marketable securities transactions.

Cash provided by (used in) financing activities. Our net cash flows from financing activities represent cash provided from borrowings under our revolving line of credit with our bank and asset financings to fund capital expenditures and operations, and the exercise of options and warrants, and shares purchased under our employee stock purchase plan, partially offset by payments on our debt obligations.

In the first quarter of 2009, net cash used in financing activities represents $755,000 used to pay debt obligations, offset by proceeds of $48,000 received from the exercise of stock options and the employee stock purchase plan. In the first quarter of 2008, cash provided by financing activities represents proceeds of $3.5 million received from the line of credit and $423,000 received from the exercise of stock options and the employee stock purchase plan, partially offset by $486,000 used to pay debt obligations. Net cash used in financing activities in the first quarter of 2009 increased $4.1 million compared to the first quarter of 2008 primarily from cash proceeds received from the line of credit and from the exercise of stock options and the employee stock purchase plan in 2008.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include corporate notes and bonds and U.S. government agency obligations, are considered short-term as they are available to fund current operations.

Contractual Cash Requirements and Commitments

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings of up to $25.0 million in the aggregate, which accrue interest at the prime rate, for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. As of March 29, 2009, approximately $4.0 million in borrowings were considered outstanding under the facility. In addition, availability under the line of credit was reduced by a $541,000 letter of credit we provided to our landlord. Accordingly, the aggregate available borrowings under the line of credit were approximately $20.5 million. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, violations of any covenants, a material cross-default to our other debt, or a change of control.

As of March 29, 2009, we did not have any future material noncancelable commitments to purchase goods or services.

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

Management Outlook

For the second quarter of fiscal year 2009, we are targeting net sales in the range of $93.0 million to $97.0 million and net income in the range of $250,000 to a net loss of $1.75 million.

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

Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $4.0 million at March 29, 2009, and the highest interest rate attributable to this outstanding balance was 4.5% at March 29, 2009. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. As of March 29, 2009, we had $10.7 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer and chief accounting officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief accounting officer, concluded that, as of March 29, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

During the quarter ended March 29, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, in this Form 10-Q.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 of our consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

The risk factor disclosure included under Item 1A of our Annual Report on Form 10-K for the fiscal year end December 28, 2008, filed with the Securities and Exchange Commission on March 13, 2009 (the “Form 10-K”) has not materially changed other than as set forth below.

We have a history of generating significant losses, and may never be profitable.

We have incurred net losses of $769.0 million through March 29, 2009. To date, we have had only two profitable quarters, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses on a full-year basis in 2009, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

Our common stock could be delisted from the NASDAQ Global Market if our stock price trades below $1.00 per share for the period prescribed in the applicable NASDAQ Rules.

On several occasions in recent months, our stock price has dropped below the minimum $1.00 per share required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). While NASDAQ has temporarily suspended enforcement of the minimum price requirement due to conditions in U.S. and world financial markets, enforcement of this requirement is currently scheduled to resume on July 20, 2009. If our stock price trades below this minimum price for the period prescribed in the applicable NASDAQ Rules once NASDAQ resumes enforcement of this requirement, our stock could be delisted from the NASDAQ Global Market.

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

Our business is subject to extensive federal, state and local regulations. For example:

•

entities such as drugstore.com engaging in the practice of pharmacy are subject to numerous federal and state regulatory requirements, including those relating to traditional pharmacy licensing and registration, the dispensing of prescription drugs, pharmacy record keeping and reporting, and the confidentiality, security, storage, and release of patient records, as well as additional online pharmacy requirements, including the Ryan Haight Online Pharmacy Consumer Protection Act of 2008 and related regulations;

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

As we expand our product and service offerings and more non-pharmaceutical products become subject to FDA, FTC, and other regulation, more of our products and services may become subject to regulation. In addition, regulatory requirements to which our business is subject may expand over time, and some of these requirements may have a disproportionately negative effect on Internet retailers. For example, the federal government and a majority of states now regulate the retail sale of OTC products containing pseudoephedrine that might be used as precursors in the manufacture of illegal drugs. As a result, we are currently unable to sell these products to customers residing in states that require retailers to obtain a physical form of identification or maintain a signature log. Some members of Congress have proposed additional regulation of Internet pharmacies in an effort to combat the illegal sale of prescription drugs over the Internet, and state legislatures could add or amend legislation related to the regulation of nonresident pharmacies. In addition to regulating the claims made for specific types of products, the FDA and the FTC may attempt to regulate the content included on websites to market products to consumers. Complying with regulations is time-consuming, burdensome, and expensive and could delay our introduction of new products or services.

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

Healthcare reform measures could adversely affect our business.

The efforts of governmental and third-party payers to contain or reduce the costs of healthcare may adversely affect our business, operating results, and financial condition. Recently, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, including for example, introducing regulation of prescription drug pricing or drug importation. Under current law, importation of drugs into the United States is generally not permitted unless the drugs are approved in the United States and the entity that holds that approval consents to the importation. Various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. If the laws or regulations are changed to permit more widespread importation of drugs into the United States than is currently permitted, such a change could have an adverse effect on our business by reducing revenues and eroding our margins.

If we are required to collect sales and use taxes on the products we sell in additional jurisdictions, we may be subject to liability for past sales and our future sales may decrease.

Currently, decisions of the U.S. Supreme Court restrict the ability of states to collect state and local sales and use taxes with respect to sales made by companies lacking a physical presence in the state. Based on this case law, we have historically only collected and remitted sales and use taxes in the states of Washington and New Jersey where our corporate offices are located. However, a number of states including New York have passed or are considering passing initiatives that could test the Supreme Court’s position regarding sales and use taxes on Internet sales. Pending an authoritative reconciliation of these initiatives with the common law, and potentially for years into the future if any challenge to these initiatives resulted in a reversal by the courts of the long-standing restriction on states’ ability to tax out of state sellers, we could be required to collect and remit sales and use taxes in states other than Washington, New York and New Jersey. In addition, applicable law in most states does not currently require us to collect sales tax on the sales of prescription medications. If the applicable law were to change, we would be required to collect and remit sales and use taxes for prescription products. The imposition of additional tax obligations on our business by state and local governments could create significant administrative burdens for us, decrease our future sales, and harm our cash flow and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held a special meeting of stockholders on March 5, 2009, where our stockholders voted to approve our 2008 Equity Incentive Plan, with 38,016,260 votes for, 15,995,455 votes against, 21,458 abstentions, and 0 broker non-votes.

Item 5.	Other Information.

On May 8, 2009, our subsidiary Vision Direct, Inc. entered into an agreement with 1-800 Contacts, Inc. to resolve, without admission of wrongdoing or liability, the parties’ claims previously pending in the U.S. District Court for the Southern District of New York. The settlement included a one-time payment of $475,000 from Vision Direct, Inc. to 1-800 Contacts, and mutual releases of all claims that have been or could have been brought. We have accrued for this settlement in the statement of operations for the three-month period ended March 29, 2009.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 26, 2009 (incorporated by reference to Exhibit 3.1 to drugstore.com inc.’s Current Report on Form 8-K filed January 30, 2009 (SEC File No. 000-26137)).

10.1	Offer letter to Dawn Lepore dated January 26, 2009 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated January 26, 2009 (SEC File No. 000-26137)).

10.2	Form of Change in Control Agreement for Certain Officers (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K dated January 30, 2009 (SEC File No. 000-26137)).

10.3	Loan and Security Agreement dated March 5, 2009 (incorporated by reference to Exhibit 10.24 to drugstore.com, inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC File No. 000-26137)).

31.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ Robert P. Potter
Robert P. Potter
Vice President and Chief Accounting Officer

Date: May 8, 2009