Form 10-Q
period 2009-06-28
DRUGSTORE COM INC
filed 2009-08-07
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

or

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

As of July 31, 2009, the registrant had 99,886,105 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the Quarterly Period Ended June 28, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$100,341	$92,248	$198,656	$184,816
Costs and expenses:
Cost of sales	71,762	66,679	142,314	133,862
Fulfillment and order processing	10,878	10,946	21,902	21,946
Marketing and sales	9,160	8,248	18,570	16,562
Technology and content	6,070	5,736	11,995	10,939
General and administrative	4,206	4,900	7,577	10,294
Amortization of intangible assets	214	210	421	455

Total costs and expenses	102,290	96,719	202,779	194,058

Operating loss	(1,949)	(4,471)	(4,123)	(9,242)
Interest income, net	14	100	57	379

Loss from continuing operations	(1,935)	(4,371)	(4,066)	(8,863)
Gain from discontinued operations, net of tax	2,961	2,099	5,946	3,906

Net income (loss)	$1,026	$(2,272)	$1,880	$(4,957)

Basic and diluted loss from continuing operations per share	$(0.02)	$(0.04)	$(0.04)	$(0.09)
Basic and diluted gain from discontinued operations per share	$0.03	$0.02	$0.06	$0.04

Basic and diluted net income (loss) per share	$0.01	$(0.02)	$0.02	$(0.05)

Weighted average shares outstanding	99,727,521	96,478,573	98,541,567	96,435,655

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 28, 2009 (unaudited)	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$24,033	$25,197
Marketable securities	15,443	12,997
Accounts receivable, net of allowances	10,780	9,108
Inventories	30,300	32,704
Other current assets	3,067	2,128
Assets of discontinued operations	—	5,954

Total current assets	83,623	88,088
Fixed assets, net	25,837	28,306
Other intangible assets, net	3,455	3,731
Goodwill	32,202	32,202
Other long-term assets	222	222

Total assets	$145,339	$152,549

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,795	$31,208
Accrued compensation	5,757	4,416
Accrued marketing expenses	4,338	4,630
Other current liabilities	1,464	4,560
Current portion of long-term debt obligations	2,618	2,998
Liabilities of discontinued operations	—	5,946

Total current liabilities	43,972	53,758
Long-term debt obligations, less current portion	1,530	2,567
Deferred income taxes	956	953
Other long-term liabilities	1,151	1,071
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 99,991,524 and 96,547,079 shares issued, 99,886,105 and 96,547,079 outstanding	865,919	864,282
Treasury stock, 105,419 and no shares issued and outstanding	(151)	—
Accumulated other comprehensive income (loss)	(64)	57
Accumulated deficit	(767,974)	(770,139)

Total stockholders’ equity	97,730	94,200

Total liabilities and stockholders’ equity	$145,339	$152,549

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Operating Activities:
Net income (loss)	$1,026	$(2,272)	$1,880	$(4,957)
Less gain from discontinued operations	2,961	2,099	5,946	3,906

Loss from continuing operations	(1,935)	(4,371)	(4,066)	(8,863)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,194	2,776	6,276	4,852
Amortization of intangible assets	214	210	421	455
Stock-based compensation	1,068	1,848	2,089	3,932
Other	(4)	(9)	(52)	(15)
Changes in:
Accounts receivable	(1,434)	(466)	(1,672)	(107)
Inventories	1,613	(1,252)	2,404	391
Other assets	(148)	595	(939)	796
Accounts payable, accrued expenses and other liabilities	82	2,439	(3,641)	(1,944)

Net cash provided by (used in) continuing operations	2,650	1,770	820	(503)
Net cash provided by (used in) discontinued operations	(10)	2,463	—	4,903

Net cash provided by operating activities	2,640	4,233	820	4,400

Investing Activities:
Purchases of marketable securities	(9,453)	(20,560)	(11,153)	(35,344)
Sales and maturities of marketable securities	4,750	15,660	8,649	34,098
Purchases of fixed assets	(1,961)	(2,934)	(3,693)	(8,116)
Proceeds from gain on the sale of discontinued operations	2,973	—	5,946	—
Purchase of intangible assets	(11)	—	(145)	—

Net cash used in investing activities	(3,702)	(7,834)	(396)	(9,362)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	46	—	94	423
Proceeds from line of credit	—	—	—	3,500
Purchase of treasury stock	(151)	—	(151)	—
Principal payments on capital leases and term loan obligations	(776)	(732)	(1,531)	(1,218)

Net cash (used in) provided by financing activities	(881)	(732)	(1,588)	2,705

Net decrease in cash and cash equivalents	(1,943)	(4,333)	(1,164)	(2,257)
Cash and cash equivalents at beginning of period	25,976	20,648	25,197	18,572

Cash and cash equivalents at end of period	$24,033	$16,315	$24,033	$16,315

Supplemental Cash Flow Information:
Equipment acquired in capital lease agreements	$—	$290	$114	$382

Cash paid during the period for interest	$44	$172	$122	$291

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business

drugstore.com, inc. (drugstore.com) is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, household, and other non-prescription products and prescription medications through our web store located at www.drugstore.com. We also offer prestige beauty products through our web store located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com (which are also accessible through the drugstore.com website); customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS); sexual well-being products through our web store located at www.sexualwellbeing.com; health and beauty products through www.riteaidonlinestore.com; and non-prescription, over-the counter products offered through Medco Health Solutions, Inc.’s (Medco) member website. Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid Corporation and certain of its affiliates (Rite Aid) whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business, which includes prescription refills sold online through the drugstore.com web store or the Rite Aid online store and picked up by customers at Rite Aid stores. As a result of this agreement, our local pick-up pharmacy segment is reported as discontinued operations in the consolidated financial statements for all periods presented. Accordingly, we now manage our business in three segments: over-the-counter (OTC), vision, and mail-order pharmacy. See Note 5 for additional information.

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

Fair Value of Financial Instruments

We account for the fair value of our financial instruments under the provisions of Statement of Financial Position No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase consistency and comparability of fair value measurements and the related disclosures. We have certain financial assets including money market funds and marketable securities that we measure under the provisions of SFAS 157. We currently do not have non-financial assets and non-financial liabilities that SFAS 157 requires us to measure at fair value on a recurring basis. We measure our financial assets and liabilities, subject to SFAS 157, using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2	Inputs include unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Inputs for the asset or liability are unobservable but reflect our assumptions that market participants would use in pricing the asset or liability.

The carrying value approximates the fair value for all financial instruments that we do not measure at fair value on the balance sheet, including accounts receivable and debt, due to the short-maturities of the instruments.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 7, 2009, the day the financial statements were issued.

Adoption of New Accounting Principles

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and Accounting Principles Board No. 28-1 (APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 resulted in increased disclosures related to our debt obligations.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (FSP FAS 157-4), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have any material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (FSP FAS 115-2), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities. FSP FAS 115-2 will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 did not have any material impact on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have any material impact on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-05). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 was effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted EITF 07-05 on the first day of our fiscal year 2009 and upon adoption, we reclassified $285,000 from stockholders’ equity to a long-term liability. Additionally, the fair value of the warrants subject to EITF 07-05 are adjusted to fair market value at the end of each reporting period. For the three-and six-month periods ended June 28, 2009, we recorded additional stock compensation of $118,000 and $139,000, respectively, related to the increase in the fair value of these warrants.

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (EPS) pursuant to the two-class method. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 on the first day of our fiscal year 2009 affects our basic EPS calculations in the first quarter of 2009, but does not affect prior period financial statements, as no restricted stock awards were outstanding prior to our fiscal year 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (SFAS 168), which establishes the FASB Standards Codification (Codification) as the source of authorative GAAP recognized by the FASB to be applied by nongovernment entities. On the effective date of this reporting standard, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not anticipate that the adoption of SFAS 168 will have any material impact on our consolidated financial statements, but will affect the disclosure of accounting literature references which we will conform to the Codification.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 166) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009. We do not anticipate that the adoption of SFAS 166 and SFAS 167 will have any material impact on our consolidated financial statements.

4. Net Income (Loss) Per Share

We compute net income (loss) per share using the two-class method. We compute basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares outstanding during the applicable period, including outstanding participating securities. Participating securities include restricted stock awards as holders of these securities are entitled to receive non-forfeitable dividends prior to vesting at the same rate as holders of our common stock. We compute diluted earnings per share using the weighted-average number of shares determined for the basic net income (loss) per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. Because we had a loss from continuing operations for the three- and six-month periods ended June 28, 2009 and June 29, 2008, we excluded the effects of diluted options and warrants from the calculation of diluted net income (loss) per share.

The following table sets forth the weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Common stock	99,447,414	96,478,573	96,776,348	96,435,655
Non-vested restricted stock	280,107	—	1,765,219	—

	99,727,521	96,478,573	98,541,567	96,435,655

We excluded the following shares from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	June 28, 2009	June 29, 2008
Stock Options	17,748,979	18,339,806
Warrants	400,000	900,000

	18,148,979	19,239,806

5. Discontinued Operations

On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business (LPU), which includes prescription refills sold online through the drugstore.com web store or the Rite Aid online store and picked up by customers at Rite Aid stores, in exchange for $9.9 million, paid in ten monthly installments beginning in September 2008. We recorded the purchase price as a deferred gain that we recognized over the ten-month contractual payment period ending in June 2009. Additionally, Rite Aid pays drugstore.com ongoing marketing service fees for the continued marketing of Rite Aid’s LPU offering on the drugstore.com site during the term of the agreement, which continues for two years unless extended for another year by either party. We consider the marketing service fees to be indirect cash inflows of our discontinued LPU segment, as the fees earned are not a significant source of ongoing future revenue.

The gain from the sale of the discontinued operations was $9.9 million, $4.0 million of which we recognized in fiscal 2008. During the three-and six-month periods ended June 28, 2009, we recognized $3.0 million and $5.9 million, respectively, of the gain from the sale of the discontinued operations. We have classified the results of operations of our LPU segment as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

Following is the results of operations of our LPU segment that we have classified as discontinued operations.

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$—	$30,539	$—	$58,608
Cost of sales	—	26,629	—	51,169
Fulfillment and order processing	—	1,238	—	2,388
Marketing and sales	—	573	—	1,145

Income from discontinued operations	—	2,099	—	3,906
Gain from sale of discontinued operations	2,961	—	5,946	—

Gain from discontinued operations	$2,961	$2,099	$5,946	$3,906

6. Cash, Cash Equivalents and Marketable Securities

As of June 28, 2009 and December 28, 2008, our cash, cash equivalents, and marketable securities primarily consisted of cash, commercial paper, money market funds, government agency securities, and corporate notes and bonds. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The evaluation includes our view that our investments in debt securities are available to support current operations and therefore classified as a current asset. We consider marketable securities to be available-for-sale, and they have contractual maturity dates that are within one year of June 28, 2009. We determine cost of securities sold using the specific identification method.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities (in thousands):

	June 28, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(1)	Fair Value
Cash and money market funds	$22,233	$—	$—	$22,233
Commercial paper	1,800	—	—	1,800

Cash and cash equivalents	24,033	—	—	24,033

U.S. government agency obligations	9,604	71	—	9,675
Corporate notes and bonds (2)	2,169	3	—	2,172
Commercial paper	3,597	—	(1)	3,596

Marketable securities	15,370	74	(1)	15,443

Total cash, cash equivalents and marketable securities	$39,403	$74	$(1)	$39,476

(1)	As of June 28, 2009, the cost and fair value of investments with loss positions totaled $3.6 million. We evaluated the nature of these investments, credit worthiness of the issuer, and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary.
(2)	Corporate notes and bonds include investments in corporate institutions. No single issuer represents a significant portion of the total corporate notes and bonds portfolio.

	December 28, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and money market funds	$21,601	$—	$—	$21,601
Commercial paper	3,595	1	—	3,596

Cash and cash equivalents	25,196	1	—	25,197

U.S. government agency obligations	9,462	118	—	9,580
Corporate notes and bonds	2,505	12	—	2,517
Commercial paper	898	2	—	900

Marketable securities	12,865	132	—	12,997

Total cash, cash equivalents and marketable securities	$38,061	$133	$—	$38,194

The following tables summarizes, by major security type, our assets that we measure at fair value on a recurring basis and categorize using the fair value hierarchy (in thousands):

	June 28, 2009
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$14,994	$—	$—	$—	$14,994
Money market funds (1)	—	7,239	—	—	7,239
Commercial paper (3)	—	—	5,396	—	5,396
U.S. government agency obligations (2)	—	—	9,675	—	9,675
Corporate notes and bonds (2)	—	—	2,172	—	2,172

	$14,994	$7,239	$17,243	$—	$39,476

	December 28, 2008
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$18,807	$—	$—	$—	$18,807
Money market funds (1)	—	2,794	—	—	2,794
Commercial paper (3)	—	—	4,496	—	4,496
U.S. government agency obligations (2)	—	—	9,580	—	9,580
Corporate notes and bonds (2)	—	—	2,517	—	2,517

	$18,807	$2,794	$16,593	$—	$38,194

(1)	Included in cash and cash equivalents in the consolidated balance sheets. We determined fair values based on quoted market prices.
(2)	Included in marketable securities in the consolidated balance sheets. We determined fair value based on observable market prices in less active markets or quoted market prices for similar instruments.
(3)	Included in cash and cash equivalents in the consolidated balance sheets if the investment has a maturity of three months or less from the date of purchase or included in marketable securities if the investment has a maturity in excess of three months from the date of purchase. We determined fair values based on observable market prices in less active markets or quoted market prices for similar instruments.

7. Stockholders’ Equity

1999 Employee Stock Purchase Plan

Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees could purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year, except in 2009, when the period ended in June upon the expiration of the 1999 ESPP. During the six-month period ended June 28, 2009, employees purchased 106,500 shares of our common stock under the 1999 ESPP in exchange for approximately $94,000. During the six-month period ended June 29, 2008, employees purchased 35,978 shares of our common stock under the 1999 ESPP in exchange for approximately $87,000. We did not renew the 1999 Employee Stock Purchase Plan when it expired.

Stock Option Activity

The following table summarizes our stock option activity:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term
Outstanding at December 28, 2008	16,706,547	$3.29

Options granted	1,439,300	$1.39
Options exercised	—	$—
Options forfeited	(396,868)	$4.65

Outstanding at June 28, 2009	17,748,979	$3.11

Vested and expected to vest at June 28, 2009	14,648,007	$3.21	6.45

Exercisable at June 28, 2009	13,044,226	$3.32	6.17

Restricted Stock Activity

The following table summarizes our restricted stock activity:

	Number of Shares	Grant Date Fair Value
Outstanding at December 28, 2008	—	$—

Awards granted	3,339,145	$0.87
Awards released	(355,000)	$0.76
Awards forfeited	(1,200)	$1.43

Outstanding at June 28, 2009	2,982,945	$0.88

Stock-Based Compensation Expense

We account for stock-based compensation under the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is based on the estimated grant date fair value method using the Black-Scholes valuation model. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, we will record such amounts as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Fulfillment and order processing	$95	$103	$214	$288
Marketing and sales	306	417	656	732
Technology and content	219	246	464	604
General and administrative	448	1,082	755	2,308

Total	$1,068	$1,848	$2,089	$3,932

8. Line of Credit and Debt Obligations

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the prime rate, for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. As of June 28, 2009, approximately $3.5 million in borrowings were considered outstanding under the facility. In addition, availability under the line of credit was reduced by a $541,000 letter of credit we provided to our landlord. Accordingly, the available borrowings under the line of credit were approximately $21.0 million. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow, which we were in compliance with as of June 28, 2009. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, violations of any covenants, a material cross-default to our other debt, or a change of control.

Our current and long-term debt obligations totaling $4.1 million and $5.6 million as of June 28, 2009 and December 28, 2008, respectively, are stated at fair value, which approximates the carrying amount based on the current rate offered for similar instruments.

9. Commitments and Contingencies

Legal Proceedings

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

        On April 3, 2009, the plaintiffs submitted to the District Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, including drugstore.com, the underwriter defendants in the drugstore.com class action, and the plaintiff class in the drugstore.com class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including drugstore.com. On June 11, 2009, the Court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes. The settlement is subject to termination by the parties under certain circumstances, and final approval by the Court. There is no assurance that the Court will grant final approval.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable to estimate the potential damages that might be awarded if the settlement is not concluded or finally approved and we were found liable, there arose a material limitation with respect to our insurance coverage, or the amount awarded were to exceed our insurance coverage. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse effect on our financial position and results of operations.

1-800 Contacts Litigation. On February 26, 2008, 1-800 Contacts, Inc. (1-800 Contacts) filed an action against us and our subsidiary Vision Direct alleging direct and contributory trademark infringement and dilution under federal and state law, unfair competition, intentional interference with economic relations, and unjust enrichment. One day later, on February 27, 2008, 1-800 Contacts filed a separate action against Vision Direct alleging breach of a 2004 settlement agreement between Vision Direct and 1-800 Contacts. In both actions, 1-800 Contacts was seeking monetary damages as well as injunctive relief. We agreed to mediate the dispute with 1-800 Contacts and on May 8, 2009, we reached an agreement with 1-800 Contacts that provides, without admission of wrongdoing or liability, for a one-time payment of $475,000 from Vision Direct, Inc. to 1-800 Contacts and mutual releases of all claims that have been or could have been brought. The settlement was included in the statement of operations in the first quarter of 2009.

State Sales Tax Claims. In 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In March 2003, we filed an appeal with the Tax Court of New Jersey, based on the fact that the state of New Jersey was pursuing its claim specifically against one of our consolidated subsidiaries that was not a retailing entity in that state. On February 19, 2008, we were informed of the decision by the Tax Court of New Jersey against us. On April 23, 2009, we reached a resolution with the State of New Jersey, regarding sales and use taxes owed by us for the years 2000 to 2008. We paid an aggregate of approximately $1.7 million based on two assessments for sales and use tax, interest, and penalties for 2000 through February 22, 2008, in full satisfaction of our obligations for use taxes for those years. We had previously accrued $2.9 million for this liability, of which $1.2 million was reversed and recognized in the statement of operations in the first quarter of 2009.

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

The information presented below for these segments is information our chief operating decision makers use to manage our business, make operating decisions, and evaluate operating performance.

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands)
OTC:
Net sales	$71,299	$64,911	$143,386	$129,762
Cost of sales	48,687	45,099	98,614	90,112
Variable order costs (a)	6,372	5,869	12,820	11,834

Contribution margin (b)	$16,240	$13,943	$31,952	$27,816

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands)
Vision:
Net sales	$17,581	$15,850	$35,022	$31,286
Cost of sales	13,353	12,238	26,952	24,266
Variable order costs (a)	787	747	1,563	1,490

Contribution margin (b)	$3,441	$2,865	$6,507	$5,530

Mail-Order Pharmacy:
Net sales	$11,461	$11,487	$20,248	$23,768
Cost of sales	9,722	9,342	16,748	19,484
Variable order costs (a)	696	904	1,375	1,833

Contribution margin (b)	$1,043	$1,241	$2,125	$2,451

Consolidated:
Net sales	$100,341	$92,248	$198,656	$184,816
Cost of sales	71,762	66,679	142,314	133,862
Variable order costs (a)	7,855	7,520	15,758	15,157

Consolidated contribution margin (b)	$20,724	$18,049	$40,584	$35,797

Less:
Fixed fulfillment and order processing (c)	$3,147	$3,451	$6,348	$6,845
Marketing and sales (d)	9,036	8,223	18,366	16,506
Technology and content	6,070	5,736	11,995	10,939
General and administrative	4,206	4,900	7,577	10,294
Amortization of intangible assets	214	210	421	455

Operating loss	$(1,949)	$(4,471)	$(4,123)	$(9,242)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, credit card fees, and those royalty costs that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs.
(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. We calculate it as net sales less the direct cost of goods sold, the incremental (variable) fulfillment and order processing costs of delivering orders to our customers, and variable partnership-related royalty costs.
(c)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.
(d)	These amounts exclude variable partnership-related royalty expenses of $124,000 and $25,000 for the three-month periods ended June 28, 2009 and June 29, 2008, respectively, and $204,000 and $56,000 for the six-month periods ended June 28, 2009 and June 29, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We believe that we offer a better way for consumers to shop for these products through our web stores, including those located on the Internet at www.drugstore.com, www.beauty.com, www.sexualwellbeing.com, www.riteaidonlinestore.com, www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com.

Business Segments; Growth Strategies. We operate our business in three business segments: over-the-counter (OTC); vision; and mail-order pharmacy.

•

OTC. Our OTC segment includes all non-prescription products sold online through our web stores at www.drugstore.com, www.beauty.com, www.sexualwellbeing.com, www.riteaidonlinestore.com, www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com, or over the telephone at 1-800-DRUGSTORE or 1-800-VISIONDIRECT, including nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. In addition, through our subsidiary CNS, we are the exclusive online distributor of nutritional supplement programs for Dr. Barry Sears at www.ZoneDiet.com and The Pritikin Longevity Center & Spa at www.Pritikin.com. In addition, we act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. Our business strategy is to offer our customers a wide selection of health, beauty, personal care, household, and other products at competitive prices and a superior online shopping experience. We are able to offer a significantly broader assortment of products, with greater depth in each product category, than brick-and-mortar drugstores, and provide a broad array of interactive tools and information on our websites to help consumers make informed purchasing decisions. We believe leveraging our strong capabilities in Internet marketing, merchandising, fulfillment, and customer care in the health, beauty, and wellness arena will be a key growth driver for our OTC segment. In the second half of 2009, to accelerate our OTC growth, we are focusing on the continued development of our partnerships with Medco Health Solutions, Inc. and Rite Aid Corporation, international market expansion, and launching microsites, such as www.sexualwellbeing.com, that allow us to better target specific customers with tailored marketing programs, by offering a larger assortment of niche specific SKUs, and product content.

•

Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com, www.lensmart.com, www.lensworld.com, and

www.lensquest.com, or over the telephone at 1-800-VISIONDIRECT. We purchase our contact lens inventory directly from various manufacturers and other distributors. In the second half of 2009, we will continue to focus on balancing customer acquisition with net margin in order to maximize our profits.

•

Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online through the pharmacy section of the drugstore.com web store or over the telephone and delivered to customers through our mail-order facility. We procure our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription fulfillment services for pharmacy benefit managers, or PBMs. We sell over 5,500 prescription drugs, including many specialty drugs for the treatment of chronic conditions such as cancer, HIV, and multiple sclerosis, which are not carried by brick-and-mortar pharmacies and require special handling or service. In this segment, we focus our marketing efforts directly on consumers online and through doctors to maximize growth in our cash prescription and specialty pharmacy business. In addition to the sale of prescription drugs, we sell advertising on our website to monetize the large volume of unique visitors per month researching drugs and other healthcare content provided on the site. In 2009, we anticipate that our annual mail-order pharmacy segment revenues will decline due to the loss of one of our PBM customers as a result of its acquisition in late 2008, but anticipate continued year-over-year contribution margin improvements.

Discontinued Operations. On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business (LPU), which includes prescription refills sold online through the drugstore.com web store or the Rite Aid online store and picked up by customers at Rite Aid stores, in exchange for $9.9 million, paid in ten monthly installments beginning in September 2008. We recorded the purchase price as a deferred gain that we recognized over the ten-month contractual payment period ending in June 2009. Additionally, Rite Aid pays drugstore.com ongoing marketing service fees for the continued marketing of Rite Aid’s LPU offering on the drugstore.com site during the term of the agreement, which continues for two years unless extended for another year by either party. We consider the marketing service fees to be indirect cash inflows of our discontinued LPU segment, as the fees earned are not a significant source of ongoing future revenue. We have classified the results of operations of our LPU segment as discontinued operations in the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented.

Revenues. We generate revenue primarily from product sales and shipping fees. For the second quarter of 2009, we reported consolidated total net sales of $100.3 million, which reflected an $8.1 million, or 9%, increase over the second quarter of 2008. For the first half of 2009, we reported consolidated net sales of $198.7 million, which reflected a $13.8 million, or 8%, increase over the first half of 2008. Our net sales growth was driven by a 9% year-over-year increase in our total order volume for the second quarter of 2009, to 1.5 million orders, and a 10% year-over-year increase in total order volume for the first half of 2009, to 2.9 million orders. Our average net sales per order remained consistent at $69 for the second quarter of 2009 and 2008, and decreased slightly to $68 for the first half of 2009 compared to $69 for the first half of 2008. Our revenues benefited from strong growth in our OTC segment, which grew year-over-year net sales by 10% for the second quarter and 11% for the first half of 2009, and benefited from year-over-year growth in our vision segment of 11% for the second quarter and 12% for the first half of 2009. Our net sales in our mail-order pharmacy segment remained flat year-over-year for the second quarter of 2009, benefiting from $3.3 million in wholesale orders, and declined year-over-year by 15% for the first half of 2009, resulting from the loss of one of our PBM partners in the fourth quarter of 2008.

Expenses. Our operating expenses, including cost of goods sold, decreased as a percentage of net sales to 102% in the second quarter and first half of 2009, from 105% in the second quarter and first half of 2008. During the second quarter and first half of 2009 our overall cost of goods sold as a percentage of net sales decreased year-over-year by 80 basis points due to a favorable shift in our product mix to higher margin OTC sales, as well as improved margins in our OTC and vision segments. For the second quarter and first half of 2009, our year-over-year fulfillment and order processing expenses as a percentage of net sales were lower by 110 and 90 basis points, respectively, resulting from a reduction in our per order labor fulfillment cost as a result of our increased efficiencies in our primary distribution facility, and to a lesser extent, reduced consulting expenses related to process improvement projects. General and administrative expenses as a percentage of net sales were also lower year-over-year by 110 basis points for the second quarter and 180 basis points for the first half of 2009 primarily resulting from a reduction in stock-based compensation, a net benefit of $725,000 realized in the first quarter of 2009 from legal settlements, a reduction in professional fees related primarily to consulting projects focused on our profitability initiatives in the prior year, partially offset by increases in certain employee related expenses. Technology and content expenses were lower year-over-year by 20 basis points as a percentage of net sales in the second quarter of 2009, but increased slightly as a percentage of net sales in the first half of 2009 driven by depreciation expense resulting from the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure. These decreases were offset by a year-over-year increase in marketing and sales expense as a percentage of net sales for the second quarter and first half of 2009 resulting primarily from increased order volume.

Net Income (Loss); Cash Position. Our net income for the second quarter of 2009 increased by 145% or $3.3 million to $1.0 million, compared to a net loss of $2.3 million in the second quarter of 2008, and for the first half of 2009 increased 138% to $1.9 million compared to a net loss of $5.0 million in the first half of 2008. We ended the second quarter of 2009 with $39.5 million in cash, cash equivalents, and marketable securities, compared to $38.2 million at December 28, 2008, and $35.2 million at June 29, 2008. This balance primarily reflects cash proceeds of $5.9 million from the sale of discontinued operations, cash provided by operating activities from continuing operations and discontinued operations of $820,000, partially offset by cash used for capital expenditures of $3.7 million, and $1.5 million to repay debt obligations.

Results of Operations

Customer Data

We shipped approximately 403,000 and 814,000 new customer orders, inclusive of our strategic partnerships, during the second quarter and first half of 2009, increasing our total customer base to approximately 10.6 million customers since inception. The number of active customers in the first half of 2009 increased to approximately 2.8 million, an increase of 12.0% from approximately 2.5 million active customers in the first half of 2008. Orders from repeat customers as a percentage of total orders decreased year-over-year in the second quarter and first half of 2009 to 71% from 72% in the second quarter of 2008 and 73% in the first half of 2008, primarily as a result of a decrease in repeat orders in our mail-order pharmacy segment due to the loss of one of our PBM partners in the fourth quarter of 2008. Active customer base includes those customers who have purchased at least once within the last 12 months and the number of customer orders includes new and repeat orders made through the drugstore.com web store and the web stores of our subsidiaries, orders generated through the Rite Aid and Medco online stores, orders generated through the Beauty.com Amazon marketplace, and orders generated through our fulfillment agreement with Weil.

Net Sales

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	(in thousands, except per order data)			(in thousands, except per order data)
Total net sales	$100,341	8.8%	$92,248	$198,656	7.5%	$184,816
Total customer orders shipped	1,450	8.6%	1,335	2,917	9.6%	2,662
Average net sales per order	$69	—	$69	$68	-1.4%	$69

Net sales include gross revenues from sales of product, shipping fees, service fees, and advertising revenues, net of discounts and provision for sales returns, and other allowances. Net sales also include consignment service fees earned from our arrangements with GNC, Medco, and Rite Aid, under which we do not take title to the inventory and do not establish pricing. We record on a net basis consignment service fees, which constitute approximately 1% of total net sales in each period presented. We bill orders to the customer’s credit card or, in the case of prescriptions covered by insurance, we bill the co-payment to the customer’s credit card and the remainder of the prescription price to insurance. We record sales of pharmaceutical products covered by insurance as the sum of the amounts received from the customer and the third party insurer.

Total net sales increased year-over-year for the second quarter of 2009 as a result of an increase in order volume, and net sales increased year-over-year for the first half of 2009 as a result of an increase in order volume, partially offset by a decrease in the average net sales per order. Order volume increased year-over-year for the second quarter and first half of 2009 primarily from an 11% and 12% increase in orders in our OTC segment, respectively, and to a lesser extent, a 5% and 6% increase in orders in our vision segment, respectively. These order increases were partially offset by a 23% year-over-year decrease in orders in our mail-order pharmacy segment for the second quarter and first half of 2009. The average net sales per order remained flat in the second quarter of 2009 compared to the second quarter of 2008 and decreased in the first half of 2009 compared to the first half of 2008 resulting from a decrease in the average net sales per order in our OTC segment, partially offset by an increase in the average net sales per order in our vision and mail-order segments. Revenues from repeat customers decreased year-over-year to 78% of net sales for the second quarter and first half of 2009, compared to 79% in the second quarter and first half of 2008, as a result of a year-over-year decrease in the average net sales per order from repeat customers and a decrease in the percentage of repeat orders to new orders.

OTC Net Sales

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	(in thousands, except per order data)			(in thousands, except per order data)
OTC net sales	$71,299	9.8%	$64,911	$143,386	10.5%	$129,762
Percentage of total net sales from OTC	71.1%		70.4%	72.2%		70.2%
Average net sales per order	$57	-1.7%	$58	$57	-1.7%	$58

Net sales in our OTC segment increased year-over-year for the second quarter and first half of 2009 as a result of an increase in order volume, partially offset by a decrease in average net sales per order. The number of orders in our OTC segment grew by 11% to 1.2 million in the second quarter of 2009, compared to 1.1 million in the second quarter of 2008, and grew by 12% to 2.5 million in the first half of 2009, compared to 2.2 million in the first half of 2008, resulting from increased orders from both new and repeat customers as a result of our increasing active customer base, our continued efforts to improve customer retention and conversion by adding website enhancements and offering a broad selection of basic necessity items and hard-to-find specialty items through the addition of new SKUs that encourages customers to return to our websites and make repeat, replenishment, and impulse purchases, and by adding value through our loyalty programs and discount offers. The year-over-year decrease in the average net sales per order in our OTC segment in the second quarter and first half of 2009 resulted from a decrease in shipping revenue as customers are taking advantage of free shipping offers and not choosing expedited shipping methods, increased discounts driven by promotional activity, and a slight decrease in the number of units per order, partially offset by a shift in product mix to higher priced items.

Vision Net Sales

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	(in thousands, except per order data)			(in thousands, except per order data)
Vision net sales	$17,581	10.9%	$15,850	$35,022	11.9%	$31,286
Percentage of total net sales from vision	17.5%		17.2%	17.6%		16.9%
Average net sales per order	$117	5.4%	$111	$116	6.4%	$109

Net sales in our vision segment increased year-over-year for the second quarter and first half of 2009 as a result of increases in both order volume and average net sales per order. The number of orders in our vision segment grew by 5% to 150,000 in the second quarter of 2009, compared to 143,000 in the second quarter of 2008, and grew by 6% to 302,000 in the first half of 2009, compared to 286,000 in the first half of 2008, resulting from increased orders from both new and repeat customers driven primarily by increased promotional offers. The year-over-year increase in average net sales per order was driven primarily by customers making larger quantity purchases, price increases for certain SKUs (none of which were individually material), and selling higher-priced newer technology contact lenses, partially offset by increased use of discount and promotional offers by our customers.

Mail-Order Pharmacy Net Sales

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	(in thousands, except per order data)			(in thousands, except per order data)
Mail-order pharmacy net sales	$11,461	-0.2%	$11,487	$20,248	-14.8%	$23,768
Percentage of total net sales from mail-order pharmacy	11.4%		12.4%	10.2%		12.9%
Average net sales per order	$209	29.8%	$161	$179	10.5%	$162

Net sales in our mail-order pharmacy segment remained flat year-over-year in the second quarter of 2009 and decreased year-over-year in the first half of 2009 as a result of a decrease in order volume, partially offset by an increase in average net sales per order, driven primarily by wholesale orders. Included in net sales of our mail-order pharmacy segment for the second quarter of 2009 were wholesale orders to three different parties totaling $3.3 million, which increased our average net sales per order by $62, and for the second quarter of 2008 there were wholesale orders to one party totaling $311,000, which increased our average net sales per order by $4. Included in net sales of our mail-order pharmacy segment for the first half of 2009 were wholesale orders to three different parties totaling $3.6 million, which increased our average net sales per order by $31, and for the first half of 2008 were wholesale orders to two different parties totaling $1.3 million, which increased our average net sales per order by $8. Excluding the wholesale orders, the year-over-year average net sales per order for the second quarter and first half of 2009 decreased by $10 and $6, respectively, as a result of the loss of one of our PBM partners in the fourth quarter of 2008, which had a higher average net sales per order, a decrease in the number of prescriptions per order, and an increase in customers purchasing a 30-day supply compared to a 90-day supply. The number of orders in this segment decreased 23% year-over-year to 55,000 for the second quarter of 2009, compared to 71,000 for the second quarter of 2008, and also decreased 23% year-over-year to 113,000 for the first half of 2009, compared to 146,000 for the first half of 2008 as a result of a decrease in orders from new and repeat customers due to our declining active customer base and the loss of the PBM partner in the fourth quarter of 2008.

Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	($ in thousands)			($ in thousands)
Cost of sales	$71,762	7.6%	$66,679	$142,314	6.3%	$133,862
Gross profit dollars	$28,579	11.8%	$25,569	$56,342	10.6%	$50,954
Gross margin percentage	28.5%		27.7%	28.4%		27.6%

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage and damaged, slow-moving, and expired inventory, outbound and inbound shipping costs, and expenses related to promotional inventory included in shipments to customers. We net against cost of sales payments that we receive from vendors in connection with volume purchases or rebate allowances and payment discount terms.

Total cost of sales increased year-over-year in absolute dollars for the second quarter and first half of 2009 as a result of growth in order volume and net sales. Total gross margin percentage increased year-over-year for the second quarter and first half of 2009 primarily as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment, and improved gross margins in our OTC and vision segments.

Shipping

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	($ in thousands)			($ in thousands)
Shipping activity:
Shipping revenue	$3,461	-12.6%	$3,960	$7,044	-10.8%	$7,900
Shipping costs	$(6,950)	4.8%	$(6,634)	$(13,878)	4.3%	$(13,312)

Net shipping loss	$(3,489)	30.5%	$(2,674)	$(6,834)	26.3%	$(5,412)

Percentage of net sales:
Shipping revenue	3.4%		4.3%	3.5%		4.3%
Shipping costs	-6.9%		-7.2%	-7.0%		-7.2%
Net shipping loss	-3.5%		-2.9%	-3.4%		-2.9%

We include in net sales our revenues from shipping charges to customers, and we include in cost of sales outbound shipping costs. Our net shipping loss increased year-over-year in absolute dollars and as a percentage of net sales in the second quarter and first half of 2009, as a result of a decrease in shipping revenue resulting from an increase in the number of customers using free shipping offers, a reduced number of customers choosing expedited shipping methods for their orders, and the elimination of surcharges for APO/FPO and Alaska and Hawaii orders, combined with an increase in shipping costs resulting from a greater proportion of OTC orders, which have a higher shipping cost than orders in our other business segments, partially offset by a decrease in fuel surcharges from our largest shipping carrier. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	($ in thousands)			($ in thousands)
OTC cost of sales	$48,687	8.0%	$45,099	$98,614	9.4%	$90,112
OTC gross profit dollars	$22,612	14.1%	$19,812	$44,772	12.9%	$39,650
OTC gross margin percentage	31.7%		30.5%	31.2%		30.6%

Cost of sales in our OTC segment increased year-over-year in absolute dollars for the second quarter and first half of 2009 as a result of increased order volume and net sales. The year-over-year increase in gross margin percentage in this segment for the second quarter and first half of 2009 resulted primarily from improvements in product margins in a majority of our product categories as a result of our ongoing pricing and sourcing profitability initiative and a more targeted promotional effort, partially offset by higher customer use of discount offers.

Vision Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	($ in thousands)			($ in thousands)
Vision cost of sales	$13,353	9.1%	$12,238	$26,952	11.1%	$24,266
Vision gross profit dollars	$4,228	17.1%	$3,612	$8,070	15.0%	$7,020
Vision gross margin percentage	24.0%		22.8%	23.0%		22.4%

Cost of sales in our vision segment increased year-over-year in absolute dollars for the second quarter and first half of 2009 as a result of increased order volume and net sales. The year-over-year increase in gross margin percentage in this segment for the second quarter and first half of 2009 resulted primarily from improvements in product margins as a result of pricing and sourcing changes (none of which were individually material), partially offset by increased promotional offers to drive larger quantity orders.

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	($ in thousands)			($ in thousands)
Mail-order pharmacy cost of sales	$9,722	4.1%	$9,342	$16,748	-14.0%	$19,484
Mail-order pharmacy gross profit dollars	$1,739	-18.9%	$2,145	$3,500	-18.3%	$4,284
Mail-order pharmacy gross margin percentage	15.2%		18.7%	17.3%		18.0%

Cost of sales in our mail-order pharmacy segment increased year-over-year in absolute dollars for the second quarter of 2009 primarily as a result of sales generated from wholesale orders to three parties, and the year-over-year decrease in cost of sales in absolute dollars for the first half of 2009 resulted from a decrease in order volume and net sales. The year-over-year decrease in gross margin percentage in this segment in the second quarter and first half of 2009 resulted primarily from lower margin wholesale orders, partially offset by improved margins as a result of our ongoing review of pricing and profitability of pharmaceutical products.

Fulfillment and Order Processing Expenses

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	($ in thousands)			($ in thousands)
Fulfillment and order processing expenses	$10,878	-0.6%	$10,946	$21,902	-0.2%	$21,946
Percentage of net sales	10.8%		11.9%	11. 0%		11.9%
Fixed and variable cost information:
Variable costs	$7,731	3.1%	$7,495	$15,554	3.0%	$15,101
Fixed costs	$3,147	-8.8%	$3,451	$6,348	-7.3%	$6,845

Fulfillment and order processing expenses include payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution centers and call center facility. Variable fulfillment costs represent the incremental (variable) costs of fulfilling, processing, and delivering the order that are variable based on sales volume.

Variable fulfillment and order processing expenses increased year-over-year in absolute dollars in the second quarter and first half of 2009 primarily as a result of an 11% and 12% increase in order volume in our OTC segment, respectively. Fixed fulfillment and order processing expenses decreased year-over-year in the second quarter and first half of 2009 primarily as a result of a decrease in consulting fees of $318,000 and $644,000, respectively, related to process improvement projects, a decrease in facility and maintenance-related costs of $42,000 and $144,000, respectively, partially offset by increased depreciation expense of $59,000 and $347,000, respectively, related to equipment and software purchases acquired in the prior year. Fulfillment and order processing expenses as a percentage of net sales improved year-over-year by 110 basis points in the second quarter of 2009 and 90 basis points in the first half of 2009, primarily driven by a reduction in our labor fulfillment cost per order as a result of our increased efficiencies in our primary distribution facility, and to a lesser extent, reduced consulting expenses.

Marketing and Sales Expenses

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	($ in thousands)			($ in thousands)
Marketing and sales expenses	$9,160	11.1%	$8,248	$18,570	12.1%	$16,562
Percentage of net sales	9.1%		8.9%	9.3%		9.0%

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytical tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. In addition, marketing and sales expense include royalty expenses related to certain of our partnerships of $124,000 and $204,000 for the second quarter and first half of 2009, respectively, and $25,000 and $56,000 for the second quarter and first half of 2008, respectively. Advertising and promotional costs for the second quarter and first half of 2009 were $6.6 million and $13.2 million, respectively, and advertising and promotional costs for the second quarter and first half of 2008 were $5.6 million and $11.3 million, respectively.

Marketing and sales expenses increased year-over-year both in absolute dollars and as a percentage of net sales in the second quarter and first half of 2009 primarily due to an increase in paid search, affiliate, and portal costs, resulting from an increase in order volume, growth in new customer orders, and an increase in the percentage of orders generated through paid marketing channels to total orders in comparison to the prior year. Marketing and sales expense per new customer remained flat at $23 in the second quarter of 2009 and 2008, and decreased slightly in the first half of 2009 to $23 compared to $24 in the first half of 2008.

Technology and Content Expenses

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	($ in thousands)			($ in thousands)
Technology and content expenses	$6,070	5.8%	$5,736	$11,995	9.7%	$10,939
Percentage of net sales	6.0%		6.2%	6.0%		5.9%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and improvements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

Technology and content expenses increased year-over-year in absolute dollars but declined as a percentage of net sales in the second quarter of 2009, and increased year-over-year in both absolute dollars and as a percentage of net sales in the first half of 2009 primarily resulting from an increase in depreciation expense related to the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	($ in thousands)			($ in thousands)
General and administrative expenses	$4,206	-14.2%	$4,900	$7,577	-26.4%	$10,294
Percentage of net sales	4.2%		5.3%	3.8%		5.6%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses decreased year-over year in absolute dollars and as a percentage of net sales in the second quarter of 2009 resulting from a reduction in stock-based compensation of $634,000, a reduction in professional fees of $318,000, and a decrease in corporate expenses of $242,000, partially offset by increases in certain employee related costs. General and administrative expenses decreased year-over year in absolute dollars and as a percentage of net sales in the first half of 2009 resulting from a reduction in stock-based compensation expense of $1.6 million, a net benefit of $725,000 realized in the first quarter of 2009 from the resolution of our New Jersey sales tax case and settlement with 1-800 Contacts, a reduction in professional fees of $636,000, and a decrease in corporate expense of approximately $300,000, partially offset by certain increases in employee related expenses.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$214	1.9%	$210	$421	-7.5%	$455

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS and Acumins, Inc., and assets acquired in connection with our agreement with GNC, and other intangible assets, including a technology license agreement, domain names, and trademarks. In the first half of 2009, we acquired $75,000 of certain intellectual property, trademarks, and other intangibles associated with a custom vitamin business, $59,000 of trademarks and other intangible assets related to a vision company, and $11,000 of certain intangibles associated with our private label de~luxe ™ brand of natural, spa quality personal care products.

Amortization expense for the second quarter and first half of 2009 has remained consistent year-over-year as amortization expense related to newly acquired assets is partially offset with assets becoming fully amortized.

Interest Income and Expense

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	($ in thousands)			($ in thousands)
Interest income and expense	$14	-86.0%	$100	$57	-85.0%	$379

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. The year-over-year decrease in net interest income in the second quarter and first half of 2009 was primarily a result of receiving lower returns on cash, cash equivalents, and marketable securities balances despite a year-over-year increase in the average balance of cash, cash equivalents and marketable securities in the second quarter and first half of 2009, partially offset by a decrease in interest expense as we decrease our outstanding debt obligations.

Gain from Discontinued Operations

	Three Months Ended			Six Months Ended
	June 28, 2009	% Change	June 29, 2008	June 28, 2009	% Change	June 29, 2008
	($ in thousands)			($ in thousands)
Gain from discontinued operations	$2,961	41.1%	$2,099	$5,946	52.2%	$3,906

The gain from discontinued operations, consisting of $3.0 million in the second quarter and $6.0 million in the first half of 2009, represents monthly payments made by Rite Aid for the sale of the LPU business. This compares to the gains of $2.1 million in the second quarter and $3.9 million in the first half of 2008 generated by discontinued operations prior to the sale of the LPU business to Rite Aid in September 2008.

Income Taxes

There was no provision or benefit for income taxes for the second quarter or first half of 2009 due to our ongoing operating losses.

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

Liquidity and Capital Resources

We have an accumulated deficit of $768.0 million through June 28, 2009. To date, we have had only three profitable quarters, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur losses on a full-year basis in 2009, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock. From our inception through June 28, 2009, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $421.4 million.

Our primary source of cash is from sales made through our websites, for which we collect cash from credit card settlements, or insurance reimbursements. Our primary uses of cash are purchases of inventory, payments of salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 28, 2008.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, U.S. government agency obligations and corporate notes and bonds are considered short-term as they are available to fund current operations. In addition, we have a revolving two-year line of credit allowing for borrowings of up to $25.0 million in the aggregate through March 2011, which is available to fund operations, capital expenditures, or finance acquisitions, as needed. As of June 28, 2009, the aggregate available borrowings under the line of credit were approximately $21.0 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the six-month periods ended June 28, 2009 and June 29, 2008.

	Six Months Ended
	June 28, 2009	$ Change	June 29, 2008
	(in thousands)
Net cash provided by (used in)
Continuing operating activities	$820	$1,323	$(503)
Discontinued operating activities	$—	$(4,903)	$4,903
Investing activities	$(396)	$8,966	$(9,362)
Financing activities	$(1,588)	$(4,293)	$2,705
Net (decrease) increase in cash and cash equivalents	$(1,164)	$1,093	$(2,257)

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

In the first half of 2009, net cash provided by continuing operations reflects non-cash expenses of $8.7 million, partially offset by a loss from continuing operations of $4.1 million, and uses of working capital of $3.8 million primarily due to the timing of payments, increased receivables, and a decrease in inventory levels. In the first half of 2008, net cash used in continuing operations reflects a loss from continuing operations of $8.9 million, uses of working capital of $864,000, primarily due to the timing of payments, partially offset by non-cash expenses of $9.2 million. Net cash provided by continuing operations in the first half of 2009 increased $1.3 million compared to the first half of 2008 primarily from a $4.8 million decrease in the loss from continuing operations, partially offset by an increase of $3.0 million in cash used for working capital purposes and lower non-cash expenses. Net cash provided by discontinued operations in the first half of 2009 decreased $4.9 million compared to the first half of 2008 as a result of the settlement of assets and liabilities of our discontinued LPU business prior to the sale to Rite Aid.

Cash provided by (used in) investing activities. Our net cash flows from investing activities include the purchase of marketable securities and the acquisition of fixed assets and intangible assets, partially offset by the net proceeds received from the sales and maturities of marketable securities and proceeds from the sale of discontinued operations. In the first half of 2009, we received cash proceeds of $5.9 million from the sale of discontinued operations of our LPU business.

In the first half of 2009, net cash used in investing activities reflects the purchase of marketable securities of $11.2 million and the purchase of fixed assets and intangible assets of $3.7 million, partially offset by the $5.9 million of cash proceeds received from the sale of the LPU business and $8.6 million from sales and maturities of marketable securities. In the first half of 2008, net cash used in investing activities reflects the purchase of marketable securities of $35.3 million and the purchase of fixed assets of $8.1 million, partially offset by the sales and maturities of marketable securities of $34.1 million.

Net cash used in investing activities in the first half of 2009 increased $9.0 million compared to the first half of 2008 primarily from the $5.9 million received from the sale of the LPU business and a $4.4 million reduction in cash used to purchase fixed assets, partially offset by a reduction in cash provided from marketable securities transactions.

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

In the first half of 2009, net cash used in financing activities represents $1.5 million used to pay debt obligations, $151,000 used to purchase treasury stock, partially offset by proceeds of $94,000 received from the purchase of shares under the employee stock purchase plan. In the first half of 2008, cash provided by financing activities represents proceeds of $3.5 million received from the line of credit and $423,000 received from the exercise of stock options and the employee stock purchase plan, partially offset by $1.2 million used to pay debt obligations. Net cash used in financing activities in the first half of 2009 decreased $4.3 million compared to the first half of 2008 primarily from cash proceeds received from the line of credit and from the exercise of stock options and the employee stock purchase plan in 2008.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, corporate notes and bonds and U.S. government agency obligations, are considered short-term as they are available to fund current operations.

Contractual Cash Requirements and Commitments

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings of up to $25.0 million in the aggregate, which accrue interest at the prime rate, for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. As of June 28, 2009, approximately $3.5 million in borrowings were considered outstanding under the facility. In addition, availability under the line of credit was reduced by a $541,000 letter of credit we provided to our landlord. Accordingly, the aggregate available borrowings under the line of credit were approximately $21.0 million. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, violations of any covenants, a material cross-default to our other debt, or a change of control.

As of June 28, 2009, we did not have any future material noncancelable commitments to purchase goods or services.

We believe that our cash and marketable securities on hand plus our sources of cash will be sufficient to fund our operations and anticipated capital expenditures. However, any projections about our future cash needs and cash flows are subject to substantial uncertainty. As a result, we may need to raise additional monies to fund our operating activities or for strategic flexibility (if, for example, we decide to pursue business or technology acquisitions) or if our expectations regarding our operations and anticipated capital expenditures change. We have assessed in the past, and will continue to assess, opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities, or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences, or privileges that are senior to those of the rights of our common stock, and our stockholders may experience additional dilution.

Management Outlook

For the third quarter of fiscal year 2009, we are targeting net sales in the range of $94.0 million to $96.0 million and a net loss in the range of $2.8 to $3.8 million.

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

Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $3.5 million at June 28, 2009, and the highest interest rate attributable to this outstanding balance was 4.5% at June 28, 2009. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. As of June 28, 2009, we had $15.4 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer and chief accounting officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief accounting officer, concluded that, as of June 28, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

During the quarter ended June 28, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

The risk factor disclosure included under Item 1A of our Annual Report on Form 10-K for the fiscal year end December 28, 2008, filed with the Securities and Exchange Commission on March 13, 2009 has not materially changed other than as set forth below.

We have a history of generating significant losses, and may never be profitable.

We have incurred net losses of $768.0 million through June 28, 2009. To date, we have had only three profitable quarters, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses on a full-year basis in 2009, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

Our common stock could be delisted from the NASDAQ Global Market if our stock price trades below $1.00 per share for the period prescribed in the applicable NASDAQ Rules.

On several occasions in the past twelve months, our stock price has dropped below the minimum $1.00 per share required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). While NASDAQ had temporarily suspended enforcement of the minimum price requirement due to conditions in U.S. and world financial markets, enforcement of this requirement resumed on August 3, 2009. If our stock price trades below this minimum price for the period prescribed in the applicable NASDAQ Rules, our stock could be delisted from the NASDAQ Global Market.

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

We intend to continue to expand the breadth and depth of our product and service offerings by promoting new or complementary products or sales formats. Expansion of our offerings in this manner could require significant additional expenditures and could strain our management, financial, and operational resources. For example, in August, 2009 we launched our first microsite in an initiative to design separate web stores dedicated to specific categories of products. Additionally, we may need to incur significant marketing expenses, develop relationships with new fulfillment partners or manufacturers, or comply with new regulations. We may be unable to expand our product and service offerings or sales formats in a cost-effective or timely manner, and any new offerings or formats may not generate satisfactory revenues to offset the costs involved. Furthermore, any new product or service offering or sales format that is not favorably received by consumers could damage the reputation of our brand. A lack of market acceptance of our efforts or our inability to generate sufficient revenues to offset the cost of expanded offerings could harm our business.

If we fail to maintain or enhance our strategic relationships to help promote our website and expand our product offerings, our development could be hindered.

We believe that our relationships with Rite Aid, Medco, and other strategic partners, Internet portals, third-party distributors, and manufacturers are critical to attract customers, to facilitate broad market acceptance of our products and the drugstore.com brand, and to enhance our sales and marketing capabilities. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners. Our business could be harmed if any of our strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under our agreements. Additionally, such partnerships require a significant investment of time and resources, and we may not generate sufficient revenues to offset this investment.

Healthcare reform measures and related changes in applicable federal and state laws could adversely affect our business.

The efforts of governmental and third-party payers to contain or reduce the costs of healthcare may adversely affect our business, operating results, and financial condition. Recently, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, including for example, introducing regulation of prescription drug pricing or limiting enforcement of laws prohibiting drug importation from Canada. Under current law, importation of drugs into the United States is generally not permitted unless the drugs are approved in the United States and the entity that holds that approval consents to the importation. Various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. If the laws or regulations are changed to permit more widespread importation of drugs into the United States than is currently permitted, such a change could have an adverse effect on our business by reducing revenues and eroding our margins.

If we are required to collect sales and use taxes on the products we sell in additional jurisdictions, we may be subject to liability for past sales and our future sales may decrease.

Currently, decisions of the U.S. Supreme Court restrict the ability of states to collect state and local sales and use taxes with respect to sales made by companies lacking a physical presence in the state. Based on this case law, we have historically only collected and remitted sales and use taxes in the states of Washington and New Jersey where our corporate offices are located. However, a number of states have passed or are considering passing initiatives that could test the Supreme Court’s position regarding sales and use taxes on Internet sales. The operation of our distribution centers, the operations of any future distribution centers, our drop-shipping agreements with vendors, and other aspects of our evolving business, however, may result in additional sales and use tax collection obligations. In addition, one or more other states may successfully assert that we should collect sales and use or other taxes on the sale of our products in that state. One or more states or the federal government may seek, either through unilateral action or through federal legislation, to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do.

Effective July 2008, New York imposed such a sales tax obligation requirement on on-line retailers that use New York residents to directly or indirectly refer potential customers, via a link on an Internet Website or otherwise, to the online retailer. As a result, we began collecting and remitting sales tax in New York in July 2008. In June 2009, Rhode Island enacted legislation similar to New York’s. In response, we have suspended certain marketing affiliate relationships with persons and entities residing in Rhode Island, which may cause our sales to decline. Other states are considering similar laws, and if such laws become effective, we may have to change or limit our marketing activities in those states or face additional sales tax collection and remittance obligations, either of which could have a negative effect on our sales.

In addition, one or more states could begin to impose sales taxes on sales of prescription products, which are not generally taxed at this time. While we believe we are in compliance with existing laws and regulations, we could be subject to significant fines or other payments for any unintentional past failure to comply with tax regulations. This could result in substantial tax liabilities for our past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business, financial condition, and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 11, 2009, where our stockholders voted on the following matters:

Proposal 1: Our stockholders re-elected the following directors:

Nominee	Votes For	Votes Withheld
Dawn G. Lepore	76,671,419	2,896,555
Richard W. Bennet III	76,491,387	3,076,587
Geoffrey R. Entress	77,384,483	2,183,491
Jeffrey M. Killeen	67,993,089	11,574,885
William D. Savoy	67,919,868	11,648,106
Gregory S. Stanger	77,375,168	2,192,806

Proposal 2: Our stockholders approved proposed Amendments to our Certificate of Incorporation and authorized our board of directors to effect a reverse stock split, with 76,082,913 votes for, 3,398,859 votes against, and 86,202 abstentions.

Proposal 3: Our stockholders ratified the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for fiscal year 2009, with 79,152,480 votes for, 276,623 against and 138,871 abstentions.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 26, 2009 (incorporated by reference to Exhibit 3.1 to drugstore.com inc.’s Current Report on Form 8-K filed January 30, 2009 (SEC File No. 000-26137)).

10.1	Settlement Agreement dated May 8, 2009.

31.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ Robert P. Potter
Robert P. Potter
Vice President and Chief Accounting Officer

Date: August 7, 2009