Form 10-Q
period 2009-09-27
DRUGSTORE COM INC
filed 2009-11-06
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of October 30, 2009, the registrant had 100,228,761 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the Quarterly Period Ended September 27, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$96,815	$87,823	$295,471	$272,639
Costs and expenses:
Cost of sales	68,408	62,708	210,722	196,570
Fulfillment and order processing	11,074	10,968	32,976	32,914
Marketing and sales	8,854	7,929	27,424	24,491
Technology and content	6,242	6,009	18,237	16,948
General and administrative	3,824	4,862	11,401	15,156
Amortization of intangible assets	28	206	449	661

Total costs and expenses	98,430	92,682	301,209	286,740

Operating loss	(1,615)	(4,859)	(5,738)	(14,101)
Interest income (expense), net	(19)	137	38	516

Loss from continuing operations	(1,634)	(4,722)	(5,700)	(13,585)
Gain from discontinued operations, net of tax	—	1,103	5,946	5,009

Net income (loss)	$(1,634)	$(3,619)	$246	$(8,576)

Basic and diluted loss from continuing operations per share	$(0.02)	$(0.05)	$(0.06)	$(0.14)
Basic and diluted gain from discontinued operations per share	$0.00	$0.01	$0.06	$0.05

Basic and diluted net income (loss) per share	$(0.02)	$(0.04)	$0.00	$(0.09)

Weighted average shares outstanding	96,932,740	96,515,737	99,000,725	96,462,259

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 27, 2009 (unaudited)	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$21,346	$25,197
Marketable securities	16,013	12,997
Accounts receivable, net of allowances	10,922	9,108
Inventories	32,467	32,704
Other current assets	2,783	2,128
Assets of discontinued operations	—	5,954

Total current assets	83,531	88,088
Fixed assets, net	24,810	28,306
Other intangible assets, net	3,426	3,731
Goodwill	32,202	32,202
Other long-term assets	219	222

Total assets	$144,188	$152,549

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$31,054	$31,208
Accrued compensation	4,203	4,416
Accrued marketing expenses	4,492	4,630
Other current liabilities	1,427	4,560
Current portion of long-term debt obligations	431	2,998
Liabilities of discontinued operations	—	5,946

Total current liabilities	41,607	53,758
Long-term debt obligations, less current portion	3,021	2,567
Deferred income taxes	958	953
Other long-term liabilities	1,154	1,071
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 99,993,377 and 96,547,079 shares issued, 99,887,958 and 96,547,079 outstanding	867,260	864,282
Treasury stock, 105,419 and no shares issued and outstanding	(151)	—
Accumulated other comprehensive income (loss)	(53)	57
Accumulated deficit	(769,608)	(770,139)

Total stockholders’ equity	97,448	94,200

Total liabilities and stockholders’ equity	$144,188	$152,549

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Operating Activities:
Net income (loss)	$(1,634)	$(3,619)	$246	$(8,576)
Less gain from discontinued operations	—	1,103	5,946	5,009

Loss from continuing operations	(1,634)	(4,722)	(5,700)	(13,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,211	3,043	9,487	7,895
Amortization of intangible assets	28	206	449	661
Stock-based compensation	1,412	1,846	3,501	5,778
Other	37	(28)	(15)	(43)
Changes in:
Accounts receivable	(142)	96	(1,814)	(11)
Inventories	(2,167)	107	237	498
Other assets	284	(337)	(655)	459
Accounts payable, accrued expenses and other liabilities	(246)	(970)	(3,887)	(2,914)

Net cash provided by (used in) continuing operations	783	(759)	1,603	(1,262)
Net cash provided by discontinued operations	—	2,666	—	7,569

Net cash provided by operating activities	783	1,907	1,603	6,307

Investing Activities:
Purchases of marketable securities	(1,985)	(7,772)	(13,138)	(43,116)
Sales and maturities of marketable securities	1,400	15,606	10,049	49,704
Purchases of fixed assets	(2,119)	(2,947)	(5,812)	(11,063)
Proceeds from the sale of discontinued operations	—	—	5,946	—
Purchase of intangible assets	—	—	(145)	—

Net cash used in (provided by) investing activities	(2,704)	4,887	(3,100)	(4,475)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	3	102	97	525
Proceeds from line of credit	2,986	1,500	2,986	5,000
Purchase of treasury stock	—	—	(151)	—
Principal payments on capital leases and term loan obligations	(3,755)	(2,339)	(5,286)	(3,557)

Net cash (used in) provided by financing activities	(766)	(737)	(2,354)	1,968

Net (decrease) increase in cash and cash equivalents	(2,687)	6,057	(3,851)	3,800
Cash and cash equivalents at beginning of period	24,033	16,315	25,197	18,572

Cash and cash equivalents at end of period	$21,346	$22,372	$21,346	$22,372

Supplemental Cash Flow Information:
Equipment acquired in capital lease agreements	$73	$89	$187	$471

Cash paid during the period for interest	$55	$98	$192	$389

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business

drugstore.com, inc. (drugstore.com) is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, household, and other non-prescription products and prescription medications through our web store located at www.drugstore.com. We also offer prestige beauty products through our web store located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com (which are also accessible through the drugstore.com website); customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS); and sexual well-being products through our web store located at www.sexualwellbeing.com. We also offer health and beauty products through www.riteaidonlinestore.com; and non-prescription products offered through Medco Health Solutions, Inc.’s (Medco) web store located at www.medcohealthstore.com. Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT. On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid Corporation and certain of its affiliates (Rite Aid) whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business, which includes prescription refills sold online through the drugstore.com web store or the Rite Aid online store and picked up by customers at Rite Aid stores. As a result of this agreement, our local pick-up pharmacy segment is reported as discontinued operations in the consolidated financial statements for all periods presented. Accordingly, we now manage our business in three segments: over-the-counter (OTC), vision, and mail-order pharmacy. See Note 5 for additional information.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Fair Value of Financial Instruments

GAAP has established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The carrying value approximates the fair value for all financial instruments that we do not measure at fair value on the balance sheet, including accounts receivable and debt, due to the short-maturities of the instruments. See Note 6 for a summary of our assets that we measure at fair value.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 6, 2009, the day the financial statements were issued.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, earlier application is permitted. We do not anticipate that this update will have a material impact on our consolidated financial statements.

Recently Adopted New Accounting Standards

In June 2009, the FASB issued Accounting Standards Update No. 2009-1, Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Standards Codification (Codification) as the source of authorative GAAP recognized by the FASB to be applied by nongovernment entities. On the effective date of this reporting standard, the Codification supersedes all then-existing non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any material impact on our consolidated financial statements, but did affect the disclosure of accounting literature references, which were conformed to the Codification.

In April 2009, the FASB issued new guidance to require disclosures about the fair value of financial instruments for interim reporting periods. We adopted the provisions of this guidance for the quarter ended June 28, 2009. The adoption resulted in increased disclosures related to the fair value of our debt obligations.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In April 2009, the FASB issued additional guidance on determining the fair value when the volume and level of activity for the asset or liability has significantly decreased. We adopted the provisions of this guidance for the quarter ended June 28, 2009. The adoption did not have a material effect on our consolidated financial statements

In April 2009, the FASB issued new guidance on the recognition of other-than-temporary impairments of investments in debt securities, as well as financial statement presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. We adopted the provisions of this guidance for the quarter ended June 28, 2009. The adoption did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued new guidance on subsequent events, which establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted the provisions of this guidance for the quarter ended June 28, 2009. The adoption did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued new guidance that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under guidance related to certain contracts involving an entity’s own equity. We adopted the provisions of this guidance on the first day of our fiscal year 2009 and upon adoption, we reclassified $285,000 from stockholders’ equity to a long-term liability. Additionally, we adjust the fair value of the warrants subject to this guidance to fair market value at the end of each reporting period. For the three-and nine-month periods ended September 27, 2009, we recorded additional stock compensation of $74,000 and $213,000, respectively, related to the increase in the fair value of these warrants.

In June 2008, the FASB issued new guidance which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (EPS) pursuant to the two-class method. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. We adopted the provisions of this guidance on the first day of our fiscal year 2009, which affects our basic EPS calculations beginning in the first quarter of 2009, but does not affect prior period financial statements, as no restricted stock awards were outstanding prior to our fiscal year 2009.

4. Net Income (Loss) Per Share

We compute net income (loss) per share using the two-class method. We compute basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares outstanding during the applicable period, including outstanding participating securities. Participating securities include restricted stock awards as holders of these securities are entitled to receive non-forfeitable dividends prior to vesting at the same rate as holders of our common stock. Because we had a net loss for the three-month period ended September 27, 2009, none of the loss was allocated to the participating securities. We compute diluted earnings per share using the weighted-average number of shares determined for the basic net income (loss) per share computation plus the dilutive effect of common stock equivalents using the treasury stock method.

The following table sets forth the weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Common stock	96,932,740	96,515,737	96,886,186	96,462,259
Non-vested restricted stock	—	—	2,114,539	—

	96,932,740	96,515,737	99,000,725	96,462,259

We excluded the following shares from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Stock Options	17,856,782	17,836,699	17,856,782	17,836,699
Warrants	400,000	900,000	400,000	900,000
Non-Vested Restricted Stock	2,114,539	—	—	—

	20,371,321	18,736,699	18,256,782	18,736,699

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The gain from the sale of the discontinued operations was $9.9 million, $4.0 million of which we recognized in fiscal 2008. During the three-and nine-month periods ended September 27, 2009, we recognized $0 and $5.9 million, respectively, of the gain from the sale of the discontinued operations. We have classified the results of operations of our LPU segment as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

Following is the results of operations of our LPU segment that we have classified as discontinued operations.

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$—	$22,312	$—	$80,920
Cost of sales	—	19,289	—	70,458
Fulfillment and order processing	—	897	—	3,285
Marketing and sales	—	382	—	1,527

Income from discontinued operations	—	1,744	—	5,650
Gain (loss) from sale of discontinued operations	—	(641)	5,946	(641)

Gain from discontinued operations	$—	$1,103	$5,946	$5,009

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Cash, Cash Equivalents and Marketable Securities

As of September 27, 2009 and December 28, 2008, our cash, cash equivalents, and marketable securities primarily consisted of cash, money market funds, commercial paper, government agency securities, and corporate notes and bonds. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The evaluation includes our view that our investments in debt securities are available to support current operations and therefore classified as a current asset. We determine cost of securities sold using the specific identification method.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities (in thousands):

	September 27, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(1)	Fair Value
Cash and money market funds	$21,346	$—	$—	$21,346

Cash and cash equivalents	21,346	—	—	21,346

U.S. government agency obligations	10,694	55	—	10,749
Corporate notes and bonds (2)	1,661	3	—	1,664
Commercial paper	3,600	—	—	3,600

Marketable securities (3)	15,955	58	—	16,013

Total cash, cash equivalents and marketable securities	$37,301	$58	$—	$37,359

(1)	As of September 27, 2009, there were no investments where the cost and fair value had loss positions. We evaluated the nature of our investments, credit worthiness of the issuer, and the duration of any impairments to determine if an other-than-temporary decline in fair value had occurred.
(2)	Corporate notes and bonds include investments in corporate institutions. No single issuer represents a significant portion of the total corporate notes and bonds portfolio.
(3)	We consider marketable securities to be available-for-sale, and they have contractual maturity dates that are within one year of September 27, 2009.

	December 28, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and money market funds	$21,601	$—	$—	$21,601
Commercial paper	3,595	1	—	3,596

Cash and cash equivalents	25,196	1	—	25,197

U.S. government agency obligations	9,462	118	—	9,580
Corporate notes and bonds	2,505	12	—	2,517
Commercial paper	898	2	—	900

Marketable securities	12,865	132	—	12,997

Total cash, cash equivalents and marketable securities	$38,061	$133	$—	$38,194

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following tables summarizes, by major security type, our assets that we measure at fair value on a recurring basis and categorize using the fair value hierarchy (in thousands):

	September 27, 2009
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$12,846	$—	$—	$—	$12,846
Money market funds (1)	—	8,500	—	—	8,500
Commercial paper (3)	—	—	3,600	—	3,600
U.S. government agency obligations (2)	—	—	10,749	—	10,749
Corporate notes and bonds (2)	—	—	1,664	—	1,664

	$12,846	$8,500	$16,013	$—	$37,359

	December 28, 2008
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$18,807	$—	$—	$—	$18,807
Money market funds (1)	—	2,794	—	—	2,794
Commercial paper (3)	—	—	4,496	—	4,496
U.S. government agency obligations (2)	—	—	9,580	—	9,580
Corporate notes and bonds (2)	—	—	2,517	—	2,517

	$18,807	$2,794	$16,593	$—	$38,194

(1)	Included in cash and cash equivalents in the consolidated balance sheets. We determined fair values based on quoted market prices.
(2)	Included in marketable securities in the consolidated balance sheets. We determined fair value based on observable market prices in less active markets or quoted market prices for similar instruments.
(3)	Included in cash and cash equivalents in the consolidated balance sheets if the investment has a maturity of three months or less from the date of purchase or included in marketable securities if the investment has a maturity in excess of three months from the date of purchase. We determined fair values based on observable market prices in less active markets or quoted market prices for similar instruments.

7. Stockholders’ Equity

1999 Employee Stock Purchase Plan

Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees could purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year, except in 2009, when the period ended in June upon the expiration of the 1999 ESPP. During the nine-month period ended September 27, 2009, employees purchased 106,500 shares of our common stock under the 1999 ESPP in exchange for approximately $94,000. During the nine-month period ended September 28, 2008, employees purchased 92,047 shares of our common stock under the 1999 ESPP in exchange for approximately $189,000. We did not renew the 1999 Employee Stock Purchase Plan when it expired.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Option Activity

Compensation cost for all stock-based awards is measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is based on the estimated grant date fair value method using the Black-Scholes valuation model. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, we will record such amounts as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

The following table summarizes our stock option activity:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding at December 28, 2008	16,706,547	$3.29

Options granted	1,645,050	$1.49
Options exercised	(2,153)	$1.49
Options forfeited	(492,662)	$5.33

Outstanding at September 27, 2009	17,856,782	$3.07

Vested and expected to vest at September 27, 2009	15,005,555	$3.16	6.28

Exercisable at September 27, 2009	13,638,285	$3.25	6.05

On October 2, 2009, we granted approximately 2.3 million shares of stock appreciation rights to employees at a weighted average exercise price of $2.28.

Restricted Stock Activity

The following table summarizes our restricted stock activity:

	Number of Shares	Grant Date Fair Value
Outstanding at December 28, 2008	—	$—

Awards granted	3,339,145	$0.87
Awards released	(442,000)	$0.76
Awards forfeited	(1,500)	$1.43

Outstanding at September 27, 2009	2,895,645	$0.88

On October 2, 2009, we granted approximately 319,000 shares of restricted stock to employees at a grant date fair value of $2.28.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Fulfillment and order processing	$134	$152	$348	$440
Marketing and sales	383	416	1,039	1,148
Technology and content	292	326	756	930
General and administrative	603	952	1,358	3,260

Total	$1,412	$1,846	$3,501	$5,778

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Line of Credit and Debt Obligations

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the higher of prime rate plus 0.50% (3.75% at September 27, 2009), or 4.50% for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. In the third quarter of 2009, we paid off the existing term loan and borrowed approximately $3.0 million on the revolving line of credit under this facility, which was outstanding as of September 27, 2009. In addition, availability under the line of credit was reduced by a $541,000 letter of credit we provided to our landlord. Accordingly, the available borrowings under the line of credit were approximately $21.5 million at September 27, 2009. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow, which we were in compliance with as of September 27, 2009. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of September 27, 2009, none of these events had occurred.

Our current and long-term debt obligations totaling $3.5 million and $5.6 million as of September 27, 2009 and December 28, 2008, respectively, are stated at fair value based on the current rate offered for similar instruments.

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

The parties in the approximately 300 coordinated cases, including drugstore.com, the underwriter defendants in its class action lawsuit, and the plaintiff class in its class action lawsuit, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including drugstore.com. The thirty day deadline to appeal the final approval order will start to run when the judgment is filed. The judgment has not yet been filed. A group of three objectors has filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Plaintiffs have filed an opposition to the petition. Two notices of appeal to the Second Circuit have been filed by different groups of objectors.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable to estimate the potential damages that might be awarded if the appeal is successful and we were found liable, there arose a material limitation with respect to our insurance coverage, or the amount awarded were to exceed our insurance coverage. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse effect on our financial position and results of operations.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in thousands)
OTC:
Net sales	$71,349	$61,223	$214,735	$190,985
Cost of sales	48,702	41,858	147,316	131,970
Variable order costs (a)	6,541	5,677	19,361	17,511

Contribution margin (b)	$16,106	$13,688	$48,058	$41,504

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in thousands)
Vision:
Net sales	$17,227	$15,579	$52,249	$46,865
Cost of sales	13,235	11,888	40,187	36,154
Variable order costs (a)	785	745	2,348	2,235

Contribution margin (b)	$3,207	$2,946	$9,714	$8,476

Mail-Order Pharmacy:
Net sales	$8,239	$11,021	$28,487	$34,789
Cost of sales	6,471	8,962	23,219	28,446
Variable order costs (a)	681	904	2,056	2,737

Contribution margin (b)	$1,087	$1,155	$3,212	$3,606

Consolidated:
Net sales	$96,815	$87,823	$295,471	$272,639
Cost of sales	68,408	62,708	210,722	196,570
Variable order costs (a)	8,007	7,326	23,765	22,483

Consolidated contribution margin (b)	$20,400	$17,789	$60,984	$53,586

Less:
Fixed fulfillment and order processing (c)	$3,241	$3,661	$9,590	$10,506
Marketing and sales (d)	8,680	7,910	27,045	24,416
Technology and content	6,242	6,009	18,237	16,948
General and administrative	3,824	4,862	11,401	15,156
Amortization of intangible assets	28	206	449	661

Operating loss	$(1,615)	$(4,859)	$(5,738)	$(14,101)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, credit card fees, and those royalty costs that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs.
(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. We calculate it as net sales less the direct cost of goods sold, the incremental (variable) fulfillment and order processing costs of delivering orders to our customers, and variable partnership-related royalty costs.
(c)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.
(d)	These amounts exclude variable partnership-related royalty expenses of $174,000 and $19,000 for the three-month periods ended September 27, 2009 and September 28, 2008, respectively, and $379,000 and $75,000 for the nine-month periods ended September 27, 2009 and September 28, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended December 28, 2008.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on our expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. All statements made in this quarterly report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “anticipates,” “believes,” “continues,” “could,” “expects,” “focus,” “intends,” “may,” “outlook,” “plan,” “project,” “remains,” “should,” “targets,” “will,” “would,” and similar expressions or any variation of such expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy; changes in consumer spending and consumer trends; fluctuations in the stock market; changes affecting the Internet, online retailing, and advertising; difficulties establishing our brand and building a critical mass of customers; the unpredictability of future revenues, expenses, and potential fluctuations in revenues and operating results; risks related to business combinations and strategic alliances; possible tax liabilities relating to the collection of sales tax; the level of competition; seasonality; the timing and success of expansion efforts; changes in senior management; risks related to systems interruptions and disruptions in service by shipping carriers; possible changes in governmental regulation; changes in price of fuel used in the transportation of packaging or other energy products, primarily natural gas and electricity; and the ability to manage a growing business. These factors described in this paragraph and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed in the sections entitled “Risk Factors“ in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 28, 2008. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We believe that we offer a better way for consumers to shop for these products through our web stores, including those located on the Internet at www.drugstore.com, www.beauty.com, www.sexualwellbeing.com, www.riteaidonlinestore.com, www.medcohealthstore.com, www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com.

Business Segments; Growth Strategies. We operate our business in three business segments: over-the-counter (OTC); vision; and mail-order pharmacy.

•

OTC. Our OTC segment includes all non-prescription products sold online through our web stores at www.drugstore.com, www.beauty.com, www.sexualwellbeing.com, www.riteaidonlinestore.com, www.medcohealthstore.com, www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com, or over the telephone at 1-800-DRUGSTORE or 1-800-VISIONDIRECT, including nutritional supplements sold through our subsidiary Custom Nutrition Services, Inc., or CNS. In addition, through our subsidiary CNS, we are the exclusive online distributor of nutritional supplement programs for Dr. Barry Sears at www.ZoneDiet.com and The Pritikin Longevity Center & Spa at www.Pritikin.com. In addition, we act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. Our business strategy is to offer our customers a wide selection of health, beauty, personal care, household, and other products at competitive prices and a superior online shopping experience. We are able to offer a significantly broader assortment of products, with greater depth in each product category, than brick-and-mortar drugstores, and provide a broad array of interactive tools and information on our websites to help consumers make informed purchasing decisions. We believe leveraging our strong capabilities in Internet marketing, merchandising, fulfillment, and customer care in the health, beauty, and wellness arena will be a key growth driver for our OTC segment. In the fourth quarter of 2009, to accelerate our OTC growth, we are focusing on the continued development of our partnerships with Medco Health Solutions, Inc. and Rite Aid Corporation, launching microsites, such as www.sexualwellbeing.com, that allow us to better target specific customers with tailored marketing programs, by offering a larger assortment of niche specific SKUs and product content, and international market expansion.

•

Vision. The vision segment includes contact lenses sold through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com, or over the telephone at 1-800-VISIONDIRECT. We purchase our contact lens inventory directly from various manufacturers and other distributors. In the fourth quarter of 2009, we will continue to focus on balancing customer acquisition with net margin in order to maximize our profits.

•

Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online through the pharmacy section of the drugstore.com web store or over the telephone and delivered to customers through our mail-order facility. We procure our prescription inventory through Rite Aid Corporation as part of our ongoing relationship. We market to both cash-paying and insurance-covered individuals, and we also serve as a third-party provider of mail-order prescription fulfillment services for pharmacy benefit managers, or PBMs. We sell over 5,500 prescription drugs, including many specialty drugs for the treatment of chronic conditions such as cancer, HIV, and multiple sclerosis, which are not carried by brick-and-mortar pharmacies and require special handling or service. In this segment, we focus our marketing efforts directly on consumers online and through doctors to maximize growth in our cash prescription and specialty pharmacy business. In addition to the sale of prescription drugs, we sell advertising on our website to monetize the large volume of unique visitors per month researching drugs and other healthcare content provided on the site. In the fourth quarter of 2009, we anticipate that our mail-order pharmacy segment revenues will decline due to the loss of one of our PBM customers as a result of its acquisition in late 2008, but anticipate our year-over-year contribution margin as a percentage of revenue will continue to improve.

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

Revenues. We generate revenue primarily from product sales and shipping fees. For the third quarter of 2009, we reported consolidated total net sales of $96.8 million, which reflected a $9.0 million, or 10%, increase over the third quarter of 2008. For the nine-month period ended September 27, 2009, we reported consolidated net sales of $295.5 million, which reflected a $22.8 million, or 8%, increase over the nine-month period ended September 28, 2008. Our net sales growth was driven by a 15% year-over-year increase in our total order volume for the third quarter of 2009, to 1.5 million orders, and a 11% year-over-year increase in total order volume for the nine-month period ended September 27, 2009, to 4.4 million orders. Our average net sales per order decreased to $67 for the third quarter of 2009, compared to $69 in the third quarter of 2008, and decreased to $68 for the nine-month period ended September 27, 2009 compared to $69 for the nine-month period ended September 28, 2008, primarily due to a lower mix of mail-order pharmacy net sales and a slight decrease in our OTC segment average net sales per order. Our revenues benefited from strong growth in our OTC segment, which grew year-over-year net sales by 17% for the third quarter of 2009 and 12% for the nine-month period ended September 27, 2009, and benefited from year-over-year growth in our vision segment of 11% for the third quarter of 2009 and 12% for the nine-month period ended September 27, 2009. Our net sales in our mail-order pharmacy segment decreased year-over-year by 25% and 18%, respectively, in the third quarter and the nine-month period ended September 27, 2009, primarily resulting from the loss of one of our PBM partners in the fourth quarter of 2008.

Expenses. Our operating expenses, including cost of goods sold, decreased as a percentage of net sales to 102% in the third quarter and nine-month period ended September 27, 2009, from 106% in the third quarter of 2008 and 105% in the nine-month period ended September 28, 2008. During the third quarter and nine-month period ended September 27, 2009 our overall cost of goods sold as a percentage of net sales decreased year-over-year by 70 and 80 basis points, respectively, primarily due to a favorable shift to higher margin OTC sales, as well as improved margins in our OTC segment. For the third quarter and nine-month period ended September 27, 2009, our year-over-year fulfillment and order processing expenses as a percentage of net sales were lower by 110 and 90 basis points, respectively, resulting from a reduction in our per order labor fulfillment cost as a result of our increased efficiencies in our primary distribution facility, and to a lesser extent, reduced consulting expenses related to process improvement projects. General and administrative expenses as a percentage of net sales were also lower year-over-year by 160 basis points for the third quarter of 2009 and 170 basis points for the nine-month period ended September 27, 2009 primarily resulting from costs spread over a higher revenue base, a reduction in stock-based compensation, a net benefit of $725,000 realized in the first quarter of 2009 from legal settlements, and a reduction in professional fees related primarily to consulting projects focused on our profitability initiatives in the prior year, partially offset by increases in certain employee related expenses. Technology and content expenses were lower year-over- year by 40 basis points as a percentage of net sales in the third quarter of 2009, and were flat year-over-year as a percentage of net sales in the nine-month period ended September 27, 2009 driven by costs spread over a higher revenue base, partially offset by an increase in depreciation expense resulting from the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure. These decreases were offset by a year-over-year increase in marketing and sales expense as a percentage of net sales for the third quarter and nine-month period ended September 27, 2009 resulting primarily from increased order volume.

Net Income (Loss); Cash Position. Our net loss for the third quarter of 2009 decreased by 55% or $2.0 million to $1.6 million, compared to $3.6 million in the third quarter of 2008, and for the nine-month period ended September 27, 2009 decreased 103% to net income of $246,000 compared to a net loss of $8.6 million in the nine-month period ended September 28, 2008. We ended the third quarter of 2009 with $37.4 million in cash, cash equivalents, and marketable securities, compared to $38.2 million at December 28, 2008, and $33.4 million at September 28, 2008. This balance primarily reflects cash proceeds of $5.9 million from the sale of discontinued operations, cash provided by operating activities from continuing operations and discontinued operations of $1.6 million, proceeds from borrowings on our line of credit of $3.0 million, partially offset by cash used for capital expenditures of $5.8 million, and $5.3 million to repay debt obligations.

Results of Operations

Customer Data

We shipped approximately 412,000 and 1.2 million new customer orders, inclusive of our strategic partnerships, during the third quarter and the nine-months ended September 27, 2009, increasing our total customer base to approximately 11.1 million customers since inception. The number of active customers in the nine-month period ended September 27, 2009 increased to approximately 2.9 million, an increase of 14% from approximately 2.5 million active customers in the nine-month period ended September 28, 2008. Orders from repeat customers as a percentage of total orders decreased year-over-year in the third quarter and nine-month period ended September 27, 2009 to 71% from 73% in the third quarter of 2008 and nine-month period ended September 28, 2008, primarily as a result of a decrease in repeat orders in our mail-order pharmacy segment due to the loss of one of our PBM partners in the fourth quarter of 2008. Active customer base includes those customers who have purchased at least once within the last 12 months and the number of customer orders includes new and repeat orders made through the drugstore.com web store and the web stores of our subsidiaries, orders generated through the Rite Aid and Medco online stores, orders generated through the Beauty.com Amazon marketplace, and orders generated through our fulfillment agreement with Weil.

Net Sales

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	(in thousands, except per order data)			(in thousands, except per order data)
Total net sales	$96,815	10.2%	$87,823	$295,471	8.4%	$272,639
Total customer orders shipped	1,456	14.6%	1,270	4,373	11.2%	3,932
Average net sales per order	$67	-2.9%	$69	$68	-1.4%	$69

Net sales include gross revenues from sales of product, shipping fees, service fees, and advertising revenues, net of discounts and provision for sales returns, and other allowances. Net sales also include consignment service fees earned from our arrangements with certain partners, under which we do not take title to the inventory and do not establish pricing. We record on a net basis consignment service fees, which constitute approximately 1% of total net sales in each period presented. We bill orders to the customer’s credit card or, in the case of prescriptions covered by insurance, we bill the co-payment to the customer’s credit card and the remainder of the prescription price to insurance. We record sales of pharmaceutical products covered by insurance as the sum of the amounts received from the customer and the third party insurer.

Total net sales increased year-over-year for the third quarter and the nine-month period ended September 27, 2009 as a result of an increase in order volume, partially offset by a decrease in the average net sales per order. Order volume increased year-over-year for the third quarter and nine-month period ended September 27, 2009 primarily from an 18% and 14% increase in orders in our OTC segment, respectively, and to a lesser extent, a 6% increase in orders in our vision segment. These order increases were partially offset by a 25% and 24% year-over-year decrease in orders in our mail-order pharmacy segment for the third quarter and nine-month period ended September 27, 2009, respectively. The average net sales per order decreased year-over-year in the third quarter and nine-month period ended September 27, 2009 resulting primarily from a lower mix of mail-order pharmacy orders and a decrease in the average net sales per order in our OTC segment, partially offset by an increase in the average net sales per order in our vision segment. Revenues from repeat customers decreased year-over-year to 77% of net sales for the third quarter and nine-month period ended September 27, 2009, compared to 79% in the third quarter and nine-month period ended September 28, 2008, as a result of a year-over-year decrease in the average net sales per order from repeat customers and a decrease in the percentage of repeat orders to new orders.

OTC Net Sales

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	(in thousands, except per order data)			(in thousands, except per order data)
OTC net sales	$71,349	16.5%	$61,223	$214,735	12.4%	$190,985
Percentage of total net sales from OTC	73.7%		69.7%	72.7%		70.0%
Average net sales per order	$57	-1.7%	$58	$57	-1.7%	$58

Net sales in our OTC segment increased year-over-year for the third quarter and nine-months ended September 27, 2009 as a result of an increase in order volume, partially offset by a decrease in average net sales per order. The number of orders in our OTC segment grew by 18% to 1.3 million in the third quarter of 2009, compared to 1.1 million in the third quarter of 2008, and grew by 14% to 3.8 million in the nine-months ended September 27, 2009, compared to 3.3 million in the nine-months ended September 28, 2008, resulting from increased orders from both new and repeat customers as a result of our increasing active customer base, orders generated through our partnerships with Medco and Rite Aid, and our continued efforts to improve customer retention and conversion. The year-over-year decrease in the average net sales per order in our OTC segment in the third quarter and nine-months ended September 27, 2009 resulted from a decrease in shipping revenue as customers are taking advantage of free shipping offers and not choosing expedited shipping methods, increased discounts driven by promotional activity, and a slight decrease in the number of units per order, partially offset by a shift in product mix to higher priced items.

Vision Net Sales

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	(in thousands, except per order data)			(in thousands, except per order data)
Vision net sales	$17,227	10.6%	$15,579	$52,249	11.5%	$46,865
Percentage of total net sales from vision	17.8%		17.7%	17.7%		17.2%
Average net sales per order	$118	3.5%	$114	$117	5.4%	$111

Net sales in our vision segment increased year-over-year for the third quarter and nine-months ended September 27, 2009 as a result of increases in both order volume and average net sales per order. The number of orders in our vision segment grew by 7% to 146,000 in the third quarter of 2009, compared to 137,000 in the third quarter of 2008, and grew by 6% to 448,000 in the nine-months ended September 27, 2009, compared to 423,000 in the nine-months ended September 28, 2008, resulting from increased orders from both new and repeat customers driven primarily by increased promotional offers. The year-over-year increase in average net sales per order was driven primarily by customers making larger quantity purchases, price increases for certain SKUs (none of which were individually material), and selling higher-priced newer technology contact lenses, partially offset by increased use of discount and promotional offers by our customers.

Mail-Order Pharmacy Net Sales

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	(in thousands, except per order data)			(in thousands, except per order data)
Mail-order pharmacy net sales	$8,239	-25.2%	$11,021	$28,487	-18.1%	$34,789
Percentage of total net sales from mail-order pharmacy	8.5%		12.6%	9.6%		12.8%
Average net sales per order	$163	1.2%	$161	$174	7.4%	$162

Net sales in our mail-order pharmacy segment decreased year-over-year in the third quarter and the nine-months ended September 27, 2009 as a result of a decrease in order volume, partially offset by an increase in average net sales per order. Included in net sales of our mail-order pharmacy segment for the third quarter of 2009 were wholesale orders to two different parties totaling $471,000, which increased our average net sales per order by $11, and for the third quarter of 2008 there were wholesale orders to two parties totaling $216,000, which increased our average net sales per order by $2. Included in net sales of our mail-order pharmacy segment for the nine-month period ended September 27, 2009 were wholesale orders to three different parties totaling $4.0 million, which increased our average net sales per order by $25, and for the nine-month period ended September 28, 2008 were wholesale orders to three different parties totaling $1.5 million, which increased our average net sales per order by $6. Excluding the wholesale orders, the year-over-year average net sales per order for the third quarter and nine-month period ended September 27, 2009 decreased by $7, as a result of the loss of one of our PBM partners in the fourth quarter of 2008, which had a higher average net sales per order, a decrease in the number of prescriptions per order, and an increase in customers purchasing a 30-day supply compared to a 90-day supply. The number of orders in this segment decreased 25% year-over-year to 51,000 for the third quarter of 2009, compared to 68,000 for the third quarter of 2008, and also decreased 24% year-over-year to 164,000 for the nine-month period ended September 27, 2009, compared to 215,000 for the nine-month period ended September 28, 2008 as a result of a decrease in orders from new and repeat customers due to our declining active customer base and the loss of the PBM partner in the fourth quarter of 2008.

Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	($ in thousands)			($ in thousands)
Cost of sales	$68,408	9.1%	$62,708	$210,722	7.2%	$196,570
Gross profit dollars	$28,407	13.1%	$25,115	$84,749	11.4%	$76,069
Gross margin percentage	29.3%		28.6%	28.7%		27.9%

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

Total cost of sales increased year-over-year in absolute dollars for the third quarter and nine-month period ended September 27, 2009 as a result of growth in order volume and net sales. Total gross margin percentage increased year-over-year for the third quarter and nine-month period ended September 27, 2009 primarily as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment, and improved gross margins in our OTC and RX mail segments.

Shipping

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	($ in thousands)			($ in thousands)
Shipping activity:
Shipping revenue	$3,432	-3.1%	$3,543	$10,476	-8.5%	$11,443
Shipping costs	$(6,769)	4.2%	$(6,498)	$(20,646)	4.2%	$(19,810)

Net shipping loss	$(3,337)	12.9%	$(2,955)	$(10,170)	21.5%	$(8,367)

Percentage of net sales:
Shipping revenue	3.5%		4.0%	3.5%		4.2%
Shipping costs	-7.0%		-7.4%	-7.0%		-7.3%
Net shipping loss	-3.4%		-3.4%	-3.4%		-3.1%

We include in net sales our revenues from shipping charges to customers, and we include in cost of sales outbound shipping costs. Our net shipping loss increased year-over-year in absolute dollars but remained consistent as a percentage of net sales in the third quarter of 2009, and increased year-over-year in both absolute dollars and as a percentage of net sales in the nine-month period ended September 27, 2009, as a result of a decrease in shipping revenue resulting from an increase in the number of customers using free shipping offers, a reduced number of customers choosing expedited shipping methods for their orders, and the elimination of surcharges for APO/FPO and Alaska and Hawaii orders, combined with an increase in shipping costs resulting from a greater proportion of OTC orders, which have a higher shipping cost than orders in our other business segments, partially offset by a decrease in our cost per order resulting from a decrease in fuel surcharges from our largest shipping carrier and technology improvements made at our primary distribution center. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	($ in thousands)			($ in thousands)
OTC cost of sales	$48,702	16.4%	$41,858	$147,316	11.6%	$131,970
OTC gross profit dollars	$22,647	16.9%	$19,365	$67,419	14.2%	$59,015
OTC gross margin percentage	31.7%		31.6%	31.4%		30.9%

Cost of sales in our OTC segment increased year-over-year in absolute dollars for the third quarter and nine-month period ended September 27, 2009 as a result of increased order volume and net sales. The year-over-year increase in gross margin percentage in this segment for the third quarter and nine-month period ended September 27, 2009 resulted primarily from improvements in product margins in a majority of our product categories as a result of our ongoing pricing and sourcing initiatives and better targeted promotional efforts, partially offset by higher customer use of discount offers.

Vision Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	($ in thousands)			($ in thousands)
Vision cost of sales	$13,235	11.3%	$11,888	$40,187	11.2%	$36,154
Vision gross profit dollars	$3,992	8.2%	$3,691	$12,062	12.6%	$10,711
Vision gross margin percentage	23.2%		23.7%	23.1%		22.9%

Cost of sales in our vision segment increased year-over-year in absolute dollars for the third quarter and nine-month period ended September 27, 2009 as a result of increased order volume and net sales. The year-over-year decrease in gross margin percentage in this segment for the third quarter of 2009 resulted primarily from increased promotional offers to drive larger quantity orders and attract new customers, partially offset by improvements in product margins as a result of pricing and sourcing changes (none of which were individually material), and the year-over-year increase in gross margin percentage in this segment for the nine-month period ended September 27, 2009 resulted primarily from improvements in product margins, partially offset by increased promotional offers.

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	($ in thousands)			($ in thousands)
Mail-order pharmacy cost of sales	$6,471	-27.8%	$8,962	$23,219	-18.4%	$28,446
Mail-order pharmacy gross profit dollars	$1,768	-14.1%	$2,059	$5,268	-16.9%	$6,343
Mail-order pharmacy gross margin percentage	21.5%		18.7%	18.5%		18.2%

Cost of sales in our mail-order pharmacy segment decreased year-over-year in absolute dollars for the third quarter and nine-month period ended September 27, 2009, primarily as a result of decrease in order volume and net sales. The year-over-year increase in gross margin percentage in this segment in the third quarter of 2009 resulted primarily from services with no associated cost of sales provided to a wholesale customer and improved margins as a result of our ongoing review of pricing and profitability, and the year-over-year increase in the nine-month period ended September 27, 2009 resulted primarily improved margins as a result of our ongoing review of pricing and profitability of pharmaceutical products, partially offset by lower margin wholesale orders.

Fulfillment and Order Processing Expenses

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	($ in thousands)			($ in thousands)
Fulfillment and order processing expenses	$11,074	1.0%	$10,968	$32,976	0.2%	$32,914
Percentage of net sales	11.4%		12.5%	11.2%		12.1%
Fixed and variable cost information:
Variable costs	$7,833	7.2%	$7,307	$23,386	4.4%	$22,408
Fixed costs	$3,241	-11.5%	$3,661	$9,590	-8.7%	$10,506

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

Variable fulfillment and order processing expenses increased year-over-year in absolute dollars in the third quarter and nine-month period ended September 27, 2009 primarily as a result of an 18% and 14% increase in order volume in our OTC segment, respectively. Fixed fulfillment and order processing expenses decreased year-over-year in the third quarter of 2009 primarily as a result of a decrease in consulting fees of approximately $300,000 related to process improvement projects and a decrease in facility related costs of approximately $90,000. Fixed fulfillment and order processing expenses decreased year-over-year in the nine-month period ended September 27, 2009 primarily as a result of a decrease in consulting fees of approximately $940,000 related to process improvement projects, a decrease in facility related operating costs of $175,000, and a decrease in stock-based compensation of $92,000, partially offset by increased depreciation expense of $328,000 related to equipment and software purchases. Fulfillment and order processing expenses as a percentage of net sales improved year-over-year by 110 basis points in the third quarter of 2009 and 90 basis points in the nine-month period ended September 27, 2009, primarily driven by a reduction in our labor fulfillment cost per order as a result of our increased efficiencies in our primary distribution facility, and to a lesser extent, reduced consulting expenses.

Marketing and Sales Expenses

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	($ in thousands)			($ in thousands)
Marketing and sales expenses	$8,854	11.7%	$7,929	$27,424	12.0%	$24,491
Percentage of net sales	9.1%		9.0%	9.3%		9.0%

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytic tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. In addition, marketing and sales expense include royalty expenses related to certain of our partnerships of $174,000 and $379,000 for the third quarter and nine-month period ended September 27, 2009, respectively, and $19,000 and $75,000 for the third quarter and nine-month period ended September 28, 2008, respectively. Advertising and promotional costs for the third quarter and nine-month period ended September 27, 2009 were $6.3 million and $19.5 million, respectively, and advertising and promotional costs for the third quarter and nine-month period ended September 28, 2008 were $5.3 million and $16.6 million, respectively.

Marketing and sales expenses increased year-over-year both in absolute dollars and as a percentage of net sales in the third quarter and nine-month period ended September 27, 2009 primarily due to an increase in paid search, affiliate, and portal costs, resulting from an increase in order volume and growth in new customer orders, and increased royalty payments generated from our partnerships. Marketing and sales expense per new customer decreased in the third quarter of 2009 to $21.50 compared to $24 in the third quarter of 2008 and decreased to $22 in the nine-month period ended September 27, 2009 compared to $24 in the nine-month period ended September 28, 2008 as a result of an increase in new customers primarily driven by our partnerships with Medco Health Solutions, Inc. and Rite Aid Corporation.

Technology and Content Expenses

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	($ in thousands)			($ in thousands)
Technology and content expenses	$6,242	3.9%	$6,009	$18,237	7.6%	$16,948
Percentage of net sales	6.4%		6.8%	6.2%		6.2%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and improvements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

        Technology and content expenses increased year-over-year in absolute dollars but declined as a percentage of net sales in the third quarter of 2009, and increased year-over-year in absolute dollars but remained consistent as a percentage of net sales in the nine-month period ended September 27, 2009 primarily resulting from an increase in depreciation expense related to the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	($ in thousands)			($ in thousands)
General and administrative expenses	$3,824	-21.3%	$4,862	$11,401	-24.8%	$15,156
Percentage of net sales	3.9%		5.5%	3.9%		5.6%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses decreased year-over year in absolute dollars and as a percentage of net sales in the third quarter of 2009 resulting from a reduction in professional fees of $517,000, a reduction in stock-based compensation of $349,000, a reduction in insurance and tax expense of $235,000 and a decrease in corporate expenses of approximately $65,000, partially offset by increases in certain employee related costs. General and administrative expenses decreased year-over year in absolute dollars and as a percentage of net sales in the nine-month period ended September 27, 2009 resulting from a reduction in stock-based compensation expense of $1.9 million, a reduction in professional fees of $1.2 million, a net benefit of $725,000 realized in the first quarter of 2009 from the resolution of our New Jersey sales tax case and settlement with 1-800 Contacts, a decrease in insurance expense of $246,000, and a decrease in other corporate expenses of approximately $354,000, partially offset by certain increases in employee-related expenses.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$28	-86.4%	$206	$449	-32.1%	$661

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

Amortization expense for the third quarter and nine-month period ended September 27, 2009 has decreased year-over-year as a result of assets becoming fully amortized in the current year, partially offset by expense related to newly acquired assets.

Interest Income and Expense

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	($ in thousands)			($ in thousands)
Interest income (expense), net	$(19)	-113.9%	$137	$38	-92.6%	$516

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. The year-over-year decrease in net interest income (expense) in the third quarter and the nine-month period ended September 27, 2009 was primarily a result of receiving lower returns on cash, cash equivalents, and marketable securities balances despite a year-over-year increase in the average balance of cash, cash equivalents and marketable securities in the third quarter and nine-month period ended September 27, 2009, partially offset by a decrease in interest expense as we decrease our outstanding debt obligations.

Gain from Discontinued Operations

	Three Months Ended			Nine Months Ended
	September 27, 2009	% Change	September 28, 2008	September 27, 2009	% Change	September 28, 2008
	($ in thousands)			($ in thousands)
Gain from discontinued operations	$—	-100.0%	$1,103	$5,946	18.7%	$5,009

The gain from discontinued operations in the nine-month period ended September 27, 2009 represents monthly payments made by Rite Aid for the sale of the LPU business, which concluded in the second quarter of 2009. This compares to the gains of $1.1 million in the third quarter of 2008 and $5.0 million in the nine-month period ended September 28, 2008 generated by discontinued operations prior to the sale of the LPU business to Rite Aid in September 2008.

Income Taxes

There was no provision or benefit for income taxes for the third quarter or nine-month period ended September 27, 2009 due to our ongoing operating losses.

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

Liquidity and Capital Resources

We have an accumulated deficit of $769.6 million through September 27, 2009. To date, we have had only three profitable quarters, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur losses on a full-year basis in 2009, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock. From our inception through September 27, 2009, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $421.4 million.

Our primary source of cash is from sales made through our websites, for which we collect cash from credit card settlements, or insurance reimbursements. Our primary uses of cash are purchases of inventory, payments of salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and in the sections entitled “Risk Factors“ in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 28, 2008.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, U.S. government agency obligations and corporate notes and bonds are considered short-term as they are available to fund current operations. In addition, we have a revolving two-year line of credit allowing for borrowings of up to $25.0 million in the aggregate through March 2011, which is available to fund operations, capital expenditures, or finance acquisitions, as needed. As of September 27, 2009, the aggregate available borrowings under the line of credit were approximately $21.5 million.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the nine-month periods ended September 27, 2009 and September 28, 2008.

	Nine Months Ended
	September 27, 2009	$ Change	September 28, 2008
	(in thousands)
Net cash provided by (used in)
Continuing operating activities	$1,603	$2,865	$(1,262)
Discontinued operating activities	$—	$(7,569)	$7,569
Investing activities	$(3,100)	$1,375	$(4,475)
Financing activities	$(2,354)	$(4,322)	$1,968
Net (decrease) increase in cash and cash equivalents	$(3,851)	$(7,651)	$3,800

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

In the nine-month period ended September 27, 2009, net cash provided by continuing operations reflects non-cash expenses of $13.4 million, partially offset by a loss from continuing operations of $5.7 million, and uses of working capital of $6.1 million primarily due to the timing of payments and increased receivables. In the nine-month period ended September 28, 2008, net cash used in continuing operations reflects a loss from continuing operations of $13.6 million, uses of working capital of $2.0 million, primarily due to the timing of payments, partially offset by non-cash expenses of $14.3 million. Net cash provided by continuing operations in the nine-month period ended September 27, 2009 increased $2.9 million compared to the nine-month period ended September 28, 2008, primarily from a $7.9 million decrease in the loss from continuing operations, partially offset by an increase of $4.1 million in cash used for working capital purposes and lower non-cash expenses. Net cash provided by discontinued operations in the nine-month period ended September 27, 2009 decreased $7.6 million compared to the nine-month period ended September 28, 2008 as a result of the settlement of assets and liabilities of our discontinued LPU business prior to the sale to Rite Aid.

Cash provided by (used in) investing activities. Our net cash flows from investing activities include the purchase of marketable securities and the acquisition of fixed assets and intangible assets, partially offset by the net proceeds received from the sales and maturities of marketable securities and proceeds from the sale of discontinued operations.

In the nine-month period ended September 27, 2009, net cash used in investing activities reflects the purchase of marketable securities of $13.1 million and the purchase of fixed assets and intangible assets of $6.0 million, partially offset by the $5.9 million of cash proceeds received from the sale of the LPU business and $10.0 million from sales and maturities of marketable securities. In the nine-month period ended September 28, 2008, net cash used in investing activities reflects the purchase of marketable securities of $43.1 million and the purchase of fixed assets of $11.1 million, partially offset by the sales and maturities of marketable securities of $49.7 million.

Cash provided by (used in) financing activities. Our net cash flows from financing activities represent cash provided from borrowings under our revolving bank line of credit and asset financings to fund capital expenditures and operations, and the exercise of options and warrants, and shares purchased under our employee stock purchase plan, partially offset by payments on our debt obligations.

In the nine-month period ended September 27, 2009, net cash used in financing activities represents $5.3 million used to pay debt obligations, $151,000 used to purchase treasury stock, partially offset by proceeds of $3.0 million from borrowings on the line of credit and proceeds of $97,000 received from the exercise of stock options and the employee stock purchase plan. In the nine-month period ended September 28, 2008, cash provided by financing activities represents proceeds of $5.0 million received from the line of credit and $525,000 received from the exercise of stock options and the employee stock purchase plan, partially offset by $3.6 million used to pay debt obligations. Net cash used in financing activities in the nine-month period ended September 27, 2009 increased $4.3 million compared to the nine-month period ended September 28, 2008 primarily from an increase of $1.7 million used to pay debt obligations, a decrease of $2.0 million from proceeds received on the line of credit, and a decrease of $428,000 in proceeds received from the exercise of stock options and employee stock purchase plan.

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

Contractual Cash Requirements and Commitments

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the higher of prime rate plus 0.50% (3.75% at September 27, 2009), or 4.50% for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. In the third quarter of 2009, we paid off the existing term loan and borrowed approximately $3.0 million on the revolving line of credit under this facility, which was outstanding as of September 27, 2009. In addition, availability under the line of credit was reduced by a $541,000 letter of credit we provided to our landlord. Accordingly, the available borrowings under the line of credit were approximately $21.5 million at September 27, 2009. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow, which we were in compliance with as of September 27, 2009. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of September 27, 2009, none of these events had occurred.

As of September 27, 2009, we did not have any future material noncancelable commitments to purchase goods or services.

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

Management Outlook

For the fourth quarter of fiscal year 2009, we are targeting net sales in the range of $107.0 million to $110.0 million and a net loss in the range of $1.8 million to $2.8 million. Fiscal year 2009 is a 53-week year, with the fourth quarter of 2009 representing a 14-week period.

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

Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $3.0 million at September 27, 2009, and the highest interest rate attributable to this outstanding balance was 4.5% at September 27, 2009. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities due to volatility of the bond market in general, company-specific circumstances, and changes in general economic conditions. As of September 27, 2009, we had $16.0 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, chief accounting officer, and general counsel, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer, chief accounting officer, and general counsel, concluded that, as of September 27, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

During the quarter ended September 27, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

We have incurred net losses of $769.6 million through September 27, 2009. To date, we have had only three profitable quarters, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses on a full-year basis in 2009, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

Healthcare reform measures and related changes in applicable federal and state laws could adversely affect our business.

The efforts of governmental and third-party payers to contain or reduce the costs of healthcare may adversely affect our business, operating results, and financial condition. Recently, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, including for example, restructuring the tax benefits available through flexible spending accounts and/or health savings accounts by excluding non-prescription products, introducing regulation of prescription drug pricing or limiting enforcement of laws prohibiting drug importation from Canada. Under current law, importation of drugs into the United States is generally not permitted unless the drugs are approved in the United States and the entity that holds that approval consents to the importation. Various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. If the laws or regulations are changed to permit more widespread importation of drugs into the United States than is currently permitted, such a change could have an adverse effect on our business by reducing revenues and eroding our margins.

All of our fulfillment operations and inventory are located in our distribution facilities, and any significant disruption of these centers’ operations would hurt our ability to make timely delivery of our products.

We conduct all of our fulfillment operations from our distribution facilities in Swedesboro, New Jersey and Ferndale, Washington. Our primary distribution center in Swedesboro and our inventory storage facility in Logan Township, New Jersey house our entire product inventory except for our vision products, which are housed at our Washington facility. However, in the fourth quarter of 2009, we plan to close our Washington facility and transfer our vision inventory to our distribution facility in Swedesboro, New Jersey. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack, or other comparable event at our New Jersey facilities would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. This could also result in interruptions, delays or cessations in service to customers of our partners’ e-commerce businesses and adversely impact our partners’ e-commerce businesses. Our partners might seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address and damaging to our reputation.

Our primary data center is located at the facilities of a third-party hosting company. We do not control the security, maintenance or operation of these facilities, which are also susceptible to similar disasters and problems. Further, we have no formal disaster recovery plan, and our insurance policies may not cover us for losses related to these events, and even if they do, they may not adequately compensate us for any losses that we or our partners’ may incur. Any system failure that causes an interruption of the availability of our partners’ e-commerce businesses could reduce the attractiveness of our partners’ e-commerce businesses to consumers and result in reduced revenues, which could materially and adversely affect our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 26, 2009 (incorporated by reference to Exhibit 3.1 to drugstore.com inc.’s Current Report on Form 8-K filed January 30, 2009 (SEC File No.
000-26137)).

10.1	Form of Stock-Settled Stock Appreciation Right Agreement

10.2	Form of Stock-Settled Stock Appreciation Right Agreement between the Company and Dawn Lepore

31.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC (Registrant)

By:	/s/ ROBERT P. POTTER
Robert P. Potter
Vice President and Chief Accounting Officer

Date: November 6, 2009