Form 10-K
period 2010-01-03
DRUGSTORE COM INC
filed 2010-03-16
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $188,259,730 as of June 27, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 5, 2010, the number of shares of the registrant’s common stock outstanding was 105,784,049.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report, to the extent not set forth in this annual report, is incorporated by reference from the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on June 8, 2010, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this annual report relates.

DRUGSTORE.COM, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 3, 2010

i

ITEM 1.	BUSINESS

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K and the documents incorporated into this annual report by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on our expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. All statements made in this annual report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “anticipates,” “believes,” “continues,” “could,” “expects,” “focus,” “intends,” “may,” “outlook,” “plan,” “project,” “remains,” “should,” “targets,” “will,” “would,” and similar expressions or any variation of such expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things:

•	effects of changes in the economy;

•	changes in consumer spending and consumer trends;

•	fluctuations in the stock market;

•	changes affecting the Internet, online retailing, and advertising;

•	difficulties establishing our brand and building a critical mass of customers;

•	the unpredictability of future revenues, expenses, and potential fluctuations in revenues and operating results;

•	risks related to business combinations and strategic alliances;

•	possible tax liabilities relating to the collection of sales tax;

•	the level of competition;

•	seasonality;

•	the timing and success of expansion efforts;

•	changes in senior management;

•	risks related to systems interruptions and disruptions in service by shipping carriers;

•	possible changes in governmental regulation;

•	changes in price of fuel or other energy products;

•	the ability to manage a growing business;

•	the risk that anticipated synergies and opportunities as a result of our recent acquisition of Salu, Inc. (Salu) will not be realized or that the acquired business does not perform as planned.

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

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We believe that we offer a better way for consumers to shop for these products through our web stores, including those located on the Internet at www.drugstore.com, www.beauty.com, www.sexualwellbeing.com, www.athisbest.com, www.thenaturalstore.com, www.allergysuperstore.com, www.riteaidonlinestore.com, www.medcohealthstore.com, www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com. Effective February 19, 2010, through our acquisition of Salu, Inc., a Delaware corporation, we acquired www.skinstore.com and operate www.spalook.com. As of January 3, 2010, our lifetime customer base was 11.7 million customers.

We operate our business in three segments: over-the-counter, or OTC; vision; and mail-order pharmacy. Additional information regarding our business segments can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this annual report and in Note 12 of our consolidated financial statements included in Part IV, Item 15 of this annual report. In 2009, 98% of our sales were made, and over 99% of our assets were located, in the United States, and 2% of our sales were made internationally. In 2008, and 2007, approximately 99% of our net sales were made, and over 99% of our assets were located, in the United States.

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

Business Strategy

Our business strategy is to offer our customers a wide selection of products at competitive prices and to provide a superior online shopping experience.

Convenience. Our online stores are available to consumers 24 hours a day, seven days a week. All of our products are also available for purchase by phone. We offer additional convenience to our customers through easy-to-use websites, robust search technology, and a variety of features such as: Your List, a personal shopping list of the customer’s previous purchases that allows for quick and easy re-ordering, even without browsing the site; Auto Delivery, which enables customers to set up automatic shipments of frequently ordered products; the ability to schedule e-mail reminders about previously purchased products that are scheduled to run out or are on sale; and an automated flexible spending account, or FSA, manager that keeps track of FSA-eligible purchases and provides customers with downloadable receipts to submit to their FSA administrator.

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

Business Segments

In 2009, our OTC segment accounted for 74% of our net sales, our vision segment accounted for 17%, and our mail-order pharmacy segment accounted for 9%. See Note 12 of our consolidated financial statements included in Part IV, Item 15 of this annual report.

OTC

We stock approximately 35,000 non-prescription health, beauty, personal care, household, and other products. We also offer approximately 10,000 products through our arrangements with drop-ship vendors. We offer OTC products in a variety of categories, including:

• Personal Care	• Diet and Fitness
• Makeup and Accessories	• Household
• Hair Care	• Pets
• Skin Care	• Baby and Mom
• Men’s	• Food and Gourmet
• Medicine Cabinet	• FSA
• Vitamins	• Sexual Well-Being
• Gifts	• Toys and Games
• Oral Care • GNC	• Beauty.com (prestige beauty products, also accessible through www.beauty.com )
• Green and Natural	• SkinStore.com (clinical skin care and beauty products, accessible through www.skinstore.com and spalook.com)

Through our subsidiary Custom Nutrition Services, Inc. (CNS), we also provide personalized nutrition services to consumers in the form of an online assessment of an individual’s specific nutritional supplement needs, and deliver the personalized vitamins, minerals, herbs, and supplements in pharmaceutical-grade, daily dose packages. We are the exclusive online distributor of nutritional supplement programs for Dr. Barry Sears at www.ZoneDiet.com and The Pritikin Longevity Center & Spa at www.Pritikin.com. In addition, we act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites.

In addition, through our newly acquired subsidiary Salu, we offer on www.skinstore.com and through www.spalook.com, which we operate on behalf of a third party, over 200 premium brands of clinical skin care and beauty products typically found only in luxury spas, fine stores, and dermatologists’ offices.

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

In 2009, we entered into a strategic multi-year e-commerce partnership with Luxottica Group, S.p.A. (Luxottica), a global leader in the design, manufacturing and distribution of fashion, luxury, and sport eyewear. Through this partnership, we will develop branded contact lens e-commerce sites for Luxottica’s North American businesses such as LensCrafters, Pearle Vision, Target Optical, and Sears Optical, which we expect to begin to launch in the second half of 2010. We are also purchasing contact lenses and related products through our joint venture with Luxottica.

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

Fulfillment and Customer Care

Order Fulfillment

We process most OTC orders and all mail-order pharmacy orders from our primary distribution center in Swedesboro, New Jersey, and in January 2010, we moved the processing of all vision orders from our distribution center in Ferndale, Washington to our primary distribution center in Swedesboro, New Jersey. We also process drop-ship orders for certain OTC products and arrange for our drop-ship vendor partners to ship these products directly from the vendor’s warehouse. Due to the relatively short lead time required to fill orders for our products, usually 24 to 48 hours, order backlog is not material to our business.

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

We use a third-party fulfillment partner in Columbus, Ohio, to process and ship Salu orders.

Customer Care

Our customer care representatives operate from our call center in Halifax, Nova Scotia, Canada and from our Bellevue, Washington headquarters. Our customer care specialists are available 24 hours a day, seven days a week via e-mail or telephone to handle customer inquiries and assist customers in finding desired products. The Help sections of our websites outline store policies and provide answers to customers’ frequently asked questions. In addition, our pharmacists provide advice to customers about medications and other health-related issues.

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

Relationship with Rite Aid

Through our agreements with Rite Aid, we have access to Rite Aid customers through the RiteAid.com website and the Rite Aid online store, which is powered by the drugstore.com website. Customers of the RiteAid.com website can purchase pharmacy products either from the drugstore.com mail-order pharmacy, which ships to the customer from our distribution center. Rite Aid adjudicates and collects insurance reimbursement payments for prescription medications on our behalf.

Rite Aid also pays us ongoing marketing service fees for the continued marketing of Rite Aid’s local pick-up offering on the drugstore.com site. As part of our relationship with Rite Aid, we agreed to certain exclusivity provisions that limit our ability to promote, or to affiliate with, any service that would be competitive to the Rite Aid LPU pharmacy service.

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

During the recent economic downturn, we have seen and expect to see continued price competition and elevated response rates to coupons and other promotional offers by increasingly price-conscious customers. That said, we have found that overall orders are less affected by the economic slowdown, due in part to our value-pricing and the non-discretionary nature of many of our products.

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

Seasonality

Our OTC business is subject to seasonal variations in demand. Historically, the fourth quarter of each year has been our strongest OTC sales quarter, primarily because of increased online shopping and our greater marketing efforts during the holiday season as well as increased purchases by customers using funds from flexible spending accounts. We do not believe that our vision or mail-order pharmacy business segments are substantially affected by seasonality.

Employees

As of January 3, 2010, we had approximately 855 full-time employees. However, employment levels fluctuate due to seasonal variations in our OTC business, and we hire independent contractors and temporary employees as needed to address demand. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Available Information

We file with, and furnish to, the Securities and Exchange Commission, or SEC, periodic reports, proxy statements, and other information. We make these documents available, free of charge, on our website at www.investor.drugstore.com as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Directors and Officers

The following tables provide information regarding our directors and officers as of the date of this annual report:

Directors

Name	Age	Position
Dawn G. Lepore	55	President, Chief Executive Officer and Chairman of the Board, drugstore.com, inc.
Richard W. Bennet III	57	President and CEO, Direct Holdings Worldwide
Geoffrey R. Entress	46	Venture Partner, Voyager Capital
Jeffrey M. Killeen	56	Chairman and CEO, GlobalSpec, Inc.
William D. Savoy	45	Consultant
Gregory S. Stanger	45	Private Investor

Executive Officers

Name	Age	Position
Dawn G. Lepore	55	President, Chief Executive Officer, and Chairman of the Board
Yukio Morikubo	50	Vice President, Strategy, General Counsel and Secretary
Robert Potter	44	Vice President, Chief Accounting Officer
Tracy Wright	38	Vice President, Chief Finance Officer

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

Tracy Wright has served as Vice President, Chief Finance Officer of drugstore.com since May 2008, Vice President of Financial Planning and Analysis since August 2007, and as Senior Director of Financial Planning and Analysis from 2003 to July 2007. Prior to joining drugstore.com, Ms. Wright held financial leadership roles at Western Wireless International, Freeinternet.com, and PriceWaterhouseCoopers LLP.

Non-Executive Officers

Jon Axelsson was appointed Vice President of Operations in June 2009. He joined drugstore.com in 2008. Axelsson previously held management positions with Wawa, Inc., QVC, Inc., May Department Stores, and UPS.

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

•

changes in the mix of products purchased by our customers. (for example, if customers purchase a higher proportion of generic prescription drugs than we anticipate, which generic prescription drugs have lower prices and higher margins than branded drugs, our net sales may decrease while our product margins increase; moreover, if our OTC net sales do not grow as much as we anticipate or the proportion of OTC net sales compared to net sales in other segments is lower than we anticipate, our margins will be lower than we currently plan);

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

If we fail to integrate, maintain or enhance our strategic relationships to help promote our website and expand our product offerings, our development could be hindered.

We have entered into a number of strategic partnerships to build, host, and process and fulfill orders, most recently, with Rite Aid Corporation (Rite Aid), Medco Health Solutions, Inc. (Medco), and Luxottica Group S.p.A. (Luxottica). We believe that our relationships and other strategic partners, Internet portals, third-party distributors, and manufacturers are critical to attract customers, to facilitate broad market acceptance of our products and the drugstore.com brands, and to enhance our sales and marketing capabilities. We expect to continue to evaluate and consider a wide array of potential strategic partnerships as part of our growth strategy. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. The process of integrating and maintaining strategic partnerships may create unforeseen operating difficulties and expenditures and is itself risky. Such risks include a diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration of the strategic partnerships, partners having interest, strategies or goals inconsistent with ours, business decisions or other actions of our partners may result in harm to our reputation or adversely affect the value of our investment in the partnership, and such partnerships require a significant investment of time and resources, and we may not generate sufficient revenues to offset this investment. We may incur additional operating losses and expenses as a result of the operations of the strategic partnerships. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners. Our business could be harmed if any of our strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under their agreements with us.

Our future growth strategy may depend in part on our ability to acquire complementary or strategic businesses. Any such acquisitions could result in dilution, operating difficulties, difficulties in integrating acquired businesses, and other harmful consequences.

We have acquired, and may in the future acquire, complementary or strategic businesses, technologies, services, and products as part of our strategy to increase our net sales and customer base. The process of integrating acquisitions into our business and operations has resulted in, and may in the future result in:

•	unforeseen operating difficulties and expenditures;

•

disruption of our ongoing business, including loss of management focus on existing businesses and resources that would otherwise be available for operation, ongoing development and expansion of our business;

•	problems retaining key personnel of the businesses that we acquire;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the potential impairment of tangible assets, such as inventory, and intangible assets and goodwill acquired in the acquisitions;

•	the potential impairment of customer and other relationships of the business that we acquired or in which we invested or our own customers as a result of any integration of operations;

•	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

•

the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the difficulty of implementing at companies we acquire the controls, procedures and policies appropriate for a larger public company; and

•

for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries.

To the extent we miscalculate our ability to integrate and properly manage acquired businesses, technologies, services, and products, or we depend on the continued service of acquired personnel who choose to leave, we may have difficulty in achieving our operating and strategic objectives. In addition, we may not realize the anticipated benefits of any acquisition.

We may be subject to unanticipated problems and liabilities of acquired companies. While we attempt in our acquisitions to determine the nature and extent of any pre-existing liabilities, and to obtain indemnification rights from the previous owners for acts or omissions arising prior to the date of acquisition, resolving issues of liability between the parties could involve a significant amount of time, manpower and expense. If we or any of our subsidiaries were to be unsuccessful in a claim for indemnity from the seller of a business that we acquire, the liability imposed on us or our subsidiary could have a material adverse effect on us. We may not be able to assimilate successfully the additional personnel, operations, acquired technology or products or services into our business. Further, the physical expansion in facilities that could occur as a result of any acquisition may result in disruptions that could seriously impair our business. In addition, due to the recent disruptions in the global financial markets, valuations supporting our acquisitions could change rapidly, and we could determine that such valuations have experienced impairments which could adversely impact our financial results.

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

In connection with our acquisition of Salu, Inc., we will enter a new line of business – clinical skin care and spa products – with greater targeted international operations. We cannot assure you that our expansion into this business line will succeed.

We will enter the clinical skin care and spa products business with our acquisition of Salu. We cannot assure that our expansion into this businesses will succeed. We have limited experience in the sale of clinical skin care and spa products, particularly to targeted international markets. While we have operations in Canada, we have not previously had operations outside of North America. Our entry into this area will require us to devote substantial financial, technical, managerial and other resources. As noted above, international expansion comes with substantial risks. We may not be able to successfully integrate the additional personnel, operations, acquired technology or products or services of Salu, Inc. into our business and there is no guarantee that key personnel of Salu will continue to work for us.

In addition, in connection with the acquisition, certain senior management employees of Salu will be eligible to receive performance incentive payments in cash for each of the 2010 and 2011 fiscal years with an aggregate value of up to $2.5 million if certain financial performance targets are achieved. These bonuses may limit our cash available to make future acquisitions and operate our business, and may affect our ability to obtain alternative financing. It is uncertain whether we will benefit financially from this acquisition.

We are expanding into international markets, causing our business to be increasingly susceptible to international business risks and challenges that could affect our profitability.

Through our contract with E4X, Inc. and certain operations of our newly acquired subsidiary, Salu, Inc., we sell certain OTC products in international markets and expect to expand into international markets more aggressively in the future. To date, our international business activities have been limited. Our lack of a track record outside the United States increases the risks described below. In addition, our experience in the United States may not be relevant to establishing a business outside the United States. Accordingly, our international expansion strategy is subject to significant execution risk, and we cannot assure that our strategy will be successful. International sales are subject to inherent risks that could adversely affect our operating results, including:

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

•	unexpected changes in international regulatory requirements and tariffs, and geopolitical events such as war and terrorist attacks;

•	managing fluctuations in currency exchange rates;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty in accounts receivable collection from overseas customers;

•	potential adverse tax consequences in the U.S. and in foreign jurisdictions; and

•	uncertain political and economic climates.

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

Most of our fulfillment operations and all of our owned inventory are located in our distribution facilities, and any significant disruption of these centers’ operations would hurt our ability to make timely delivery of our products.

We conduct most of our fulfillment operations from our distribution facilities in Swedesboro, New Jersey. Our primary distribution center in Swedesboro and our inventory storage facility in Logan Township, New Jersey house our entire product inventory. In January 2010, we closed our Ferndale, Washington facility and transferred our vision inventory to our distribution facility in Swedesboro, New Jersey. Additionally, our newly acquired subsidiary, Salu, Inc., has a third-party fulfillment partner in Columbus, Ohio. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack, or other comparable event at our New Jersey facilities or the fulfillment partner’s Ohio facilities would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a significant part of our New Jersey facilities or the fulfillment partner’s Ohio facilities were destroyed or our operations were interrupted for any extended period of time, our business, financial condition, and operating results would be harmed.

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

We cannot control all of the various factors that might affect our timely and cost-effective procurement of products from our vendors and delivery of products to our customers. We use a third-party fulfillment partner in Columbus, Ohio to fulfill all Salu orders. We also rely on a limited number of third-party carriers for shipments of products to and from our and our distribution facilities and those of our third-party fulfillment partner and to customers. We are therefore subject to the risks, including increased fuel costs, security concerns, labor disputes, union organizing activity, and inclement weather, associated with our carriers’ ability to provide product fulfillment and delivery services to meet our distribution and shipping needs. Failure to procure and deliver merchandise, either to us or our fulfillment partner(s) or to our customers, in a timely and accurate manner would harm our reputation, the drugstore.com brands, our business, and our results of operations. In addition, any increase in fulfillment costs and expenses could adversely affect our business and operating results.

If we are unable to optimize management of our distribution centers, we may be unable to meet customer demand.

Our ability to meet customer demand may be significantly limited if we do not successfully operate our distribution centers, including in connection with any plans to move our Salu fulfillment operations to our own distribution centers. Because it is difficult to predict sales volume, we may be unable to manage our facilities in an optimal way, which may result in excess or insufficient inventory, warehousing, fulfillment, or distribution capacity. In addition, failure to control product damage and shrinkage effectively through security measures and inventory management practices could adversely affect our operating margins. Our margins and revenues may also be affected if we are unable to obtain products from manufacturers and wholesalers timely and on favorable terms. In addition, if we need to increase our distribution capacity sooner than anticipated, including in connection with any plans to move our Salu fulfillment operations, that expansion would require additional financing that may not be available to us on favorable terms when required, or at all.

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

Over the past several years, we have significantly expanded our operations, including through Salu, and we anticipate that we will continue to expand. Our past growth has placed, and we expect that our anticipated future operations and expansion will continue to place, a significant strain on our managerial, operational, financial, and other resources. Some of the administrative and operational challenges we have faced in the past as a result of our expansion and seasonal growth include the management of an expanded number of product offerings; the assimilation of systems and technologies of acquired companies; increased pressure on our senior management; and increased demand on our systems and internal controls. Our ability to manage our operations and expansion effectively depends on the continued development and implementation of plans, systems, and controls that meet our operational, financial, and management needs. If we are unable to develop or implement these plans, systems, or controls or otherwise manage our operations and growth effectively, we will be unable to increase gross margins or achieve consistent profitability, and our business will be harmed.

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

A disruption in our operations could materially and adversely affect our business, results of operations and financial condition.

Any disruption to our operations, including system, network, telecommunications, software or hardware failures, and any damage to our physical locations, could materially and adversely affect our business, results of operations and financial condition.

Our operations are subject to the risk of damage or interruption from:

•	fire, flood, earthquake or other natural disasters;

•	power losses and interruptions;

•	Internet, telecommunications or data network failures;

•	physical and electronic break-ins or security breaches;

•	computer viruses;

•	acts of terrorism; and

•	other similar events.

If any of these events occur, it could result in interruptions, delays or cessations in service to customers of our partners’ e-commerce businesses and adversely impact our partners’ e-commerce businesses. These events could also prevent us from fulfilling orders for our partners’ e-commerce businesses. Our partners might seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address and damaging to our reputation.

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

We have entered into a series of agreements with Rite Aid that involve many aspects of our respective businesses and the operation of our respective websites, the fulfillment of orders, and the extension of Rite Aid’s insurance relationships to cover prescriptions processed by us. We currently use Rite Aid’s systems to process prescription orders in our mail-order pharmacy segment. If we were unable to maintain our relationship with Rite Aid and could not implement an alternative method for processing prescriptions, through either our own systems or those of a third party, we would be unable to maintain our pharmacy operations. The loss of our pharmacy sales, which comprised approximately 9% of our net sales in fiscal 2009, would greatly reduce our revenue and harm our business.

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

Pharmacy sales accounted for approximately 9% of our total revenue in fiscal year 2009. Sales of our pharmacy products depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, managed care organizations, PBMs, and other organizations. These organizations are increasingly challenging the price and cost-effectiveness of medical products and services. The efforts of third-party payors to contain costs often place downward pressures on profitability from sales of prescription drugs. In addition, our products or services may not be considered cost- effective, and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit.

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

As we expand our product and service offerings and more non-pharmaceutical products become subject to FDA, FTC, and other regulation, more of our products and services may become subject to regulation. In addition, regulatory requirements to which our business is subject may expand over time, and some of these requirements may have a disproportionately negative effect on Internet retailers. For example, the federal government and a majority of states now regulate the retail sale of OTC products containing pseudoephedrine that might be used as precursors in the manufacture of illegal drugs. As a result, we are currently unable to sell these products to customers residing in states that require retailers to obtain a physical form of identification or maintain a signature log. Some members of Congress have proposed additional regulation of Internet pharmacies in an effort to combat the illegal sale of prescription drugs over the Internet, and state legislatures could add or amend legislation related to the regulation of nonresident pharmacies. In addition to regulating the claims made for specific types of products, the FDA and the FTC may attempt to regulate the content included on websites that market products to consumers. Complying with regulations is time-consuming, burdensome, and expensive and could delay our introduction of new products or services.

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

Currently, decisions of the U.S. Supreme Court restrict the ability of states to collect state and local sales and use taxes with respect to sales made by companies lacking a physical presence in the state. Based on this case law, we have historically only collected and remitted sales and use taxes in the states of Washington and New Jersey where our corporate offices and distribution centers have been located. However, a number of states have passed or are considering passing initiatives that could test the Supreme Court’s position regarding sales and use taxes on Internet sales. The operation of our distribution centers, the operations of any future distribution centers, our drop-shipping agreements with vendors, our arrangements with marketing affiliates, and other aspects of our evolving business, however, may result in additional sales and use tax collection obligations. In addition, one or more other states may successfully assert that we should collect and remit sales and use or other taxes on the sale of our products in that state. One or more states or the federal government may seek, either through unilateral action or through federal legislation, to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do.

Effective July 2008, New York imposed such a sales tax obligation requirement on on-line retailers that use New York residents to directly or indirectly refer potential customers, via a link on an Internet Website or otherwise, to the online retailer. As a result, we began collecting and remitting sales tax in New York in July 2008. Since then, other states have enacted legislation similar to New York’s, including Rhode Island in June 2009 and North Carolina in August 2009. In response, we have suspended certain marketing affiliate relationships with persons and entities residing in Rhode Island and North Carolina, which may cause our sales to decline. Other states are considering similar laws, and if such laws become effective, we may have to change or limit our marketing activities in those states or face additional sales tax collection and remittance obligations, either of which could have a negative effect on our sales.

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

We have an accumulated deficit of $771.2 million through January 3, 2010. To date, we have had only three profitable quarters, and we may never achieve profitability on a full-year or consistent basis. We expect to continue to incur net losses in the first quarter of 2010, and possibly longer. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

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

Amazon.com beneficially owns approximately 12% of our outstanding stock, and is entitled to designate a director to serve on our board of directors, currently Geoffrey R. Entress. Kleiner Perkins Caufield and Byers, or KPCB, owns approximately 9% of our outstanding stock, Samana Capital, L.P (formerly Ziff Asset Management, L.P.)., or Samana, owns approximately 9% of our outstanding stock, Discovery Group I, LLC owns approximately 7% of our outstanding stock, and T. Rowe Price Associates, Inc. owns approximately 6% of our outstanding stock. Because each owns a significant percentage of our capital stock, any of these stockholders, or more than one of them, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Furthermore, because of these substantial equity stakes in drugstore.com, competitors of these stockholders, or other potential acquirers could decide not to merge with, or acquire, us. In addition, in the case of a potential acquisition of drugstore.com by another party, a substantial equity stake in drugstore.com could prevent the tax-free treatment of an acquisition, making drugstore.com a less attractive acquisition candidate. In addition, if any of our significant stockholders were to sell a substantial quantity of their holdings in a short period of time, our stock price could decline.

We failed to comply with one of the applicable listing requirements of the NASDAQ Global Market when we granted certain equity awards to certain of our employees and directors, and our business and stock price could be materially harmed if we are unable to restore these awards in a timely manner.

Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. On March 10, 2010, we notified NASDAQ that we were not in compliance with Rule 5635(c) of the Corporate Governance Requirements with respect to certain equity awards granted under our 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan requires that any award of restricted stock, among other securities, be counted against the 2008 Plan share reserve as three shares to every one share subject to the award (the “Full Value Award Provision”). Recently, we discovered that the share limit set forth in the 2008 Plan was exceeded as a result of the inadvertent and incorrect application of the Full Value Award Provision. Because the grant of certain awards exceeded the share reserve limit after proper application of the Full Value Award Provision, we may be deemed to have issued securities pursuant to the 2008 Plan without stockholder approval. Accordingly, we may be deemed not to have complied with Rule 5635(c) of the Corporate Governance Requirements.

In our March 10th letter to NASDAQ, we submitted our plan to regain compliance with Rule 5635(c). Our compliance plan would condition the release and delivery of certain restricted stock awards and unvested options and stock appreciation rights on approval by our stockholders of an amendment to the 2008 Plan. We intend to include that amendment in our 2010 proxy statement as a proposal to be presented at our upcoming annual meeting of stockholders, expected to be held on or before June 10, 2010. We provided notice to affected award recipients on March 15, 2010. On March 16, 2010, NASDAQ informed us that by providing the foregoing notice to affected award recipients the Company had regained compliance with Rule 5635(c).

However, there can be no assurance that we will obtain stockholder approval of the 2008 Plan amendment. In the event that our stockholders do not approve our proposed amendment to the 2008 Plan, the affected awards would be deemed forfeited pursuant to their terms and conditions. This forfeiture could reduce the morale of the affected recipients and could hinder our ability to award equity securities to our employees pursuant to the 2008 Plan in the immediate future, which could cause a more widespread reduction in employee morale. In addition, recipients of forfeited awards could bring contract claims against us for failing to deliver the awards. Any of these events could harm our business and the trading price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Bellevue, Washington, where we lease approximately 53,000 square feet under a lease that expires in July 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. Our primary distribution facility for our OTC, vision and mail-order pharmacy segments is located in Swedesboro, New Jersey, where we lease approximately 270,000 square feet under a lease that expires in December 2020, with options to renew for two additional five-year periods. We also lease an inventory storage facility in Logan Township, New Jersey for 85,000 square feet through February 2011. The distribution facility for our vision segment was previously located in Ferndale, Washington, where we leased approximately 16,600 square feet under a lease that ended after we moved our vision fulfillment operations to our Swedesboro, New Jersey facility in January 2010. We lease approximately 11,500 square feet under a lease that expires in March 2011 for our principal customer care center, which is located in Halifax, Nova Scotia, Canada.

We continue to make improvements to our existing New Jersey distribution center to improve capacity and increase efficiency, and in December 2009 we entered into a new 10-year lease agreement for this facility. Our overall goal is to leverage our existing distribution center as much as possible, and in 2010 we plan to make technology investments in supply chain infrastructure to support fulfillment capabilities from multiple distribution centers. Management regularly reviews our anticipated requirements for all of our facilities and the costs and benefits associated with new facilities, and, based on that review, may adjust other of our facilities needs, as well.

Our subsidiary Salu leases approximately 10,000 square feet under a lease that expires in January 2011 for its principal corporate offices located in Gold River, California. Skincarestore Australia Pty Ltd., a subsidiary of Salu, leases approximately 2,000 square feet in Roselle, New South Wales, Australia, under a sublease that expires in November 2014, for retail space used for a salon and spa and related business purposes.

ITEM 3.	LEGAL PROCEEDINGS

See Note 8 of our consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part IV, Item 15 of this annual report.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “DSCM.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Market.

	High	Low
Fiscal Year Ended January 3, 2010
First Quarter	$1.47	$0.65
Second Quarter	$2.09	$1.07
Third Quarter	$2.72	$1.54
Fourth Quarter	$3.59	$2.19

	High	Low
Fiscal Year Ended December 28, 2008
First Quarter	$3.38	$2.03
Second Quarter	$2.50	$0.95
Third Quarter	$2.89	$1.66
Fourth Quarter	$2.75	$0.74

Holders of Record

As of March 5, 2010, there were approximately 750 holders of record of our common stock, and a much larger number of beneficial owners.

Dividends

We have never declared or paid cash or stock dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph below shows the relative investment performance of our common stock, the NASDAQ Stock Market Index and the Morgan Stanley High-Technology Index for the last five years. The following graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	1/2/2005	1/1/2006	12/31/2006	12/30/2007	12/28/2008	1/3/2010
drugstore.com	$100.00	$83.82	$107.65	$96.47	$33.82	$90.88
NASDAQ Stock Market (U.S.) Index	$100.00	$101.37	$111.03	$122.94	$70.34	$104.31
Morgan Stanley High Tech Index	$100.00	$102.86	$111.92	$123.96	$65.11	$113.87

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year
	2009(2)	2008	2007	2006	2005
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$412,832	$366,579	$339,331	$315,123	$303,304
Loss from continuing operations	(7,323)	(16,367)	(17,619)	(17,608)	(26,045)
Gain from discontinued operations, net of tax (1)	5,946	8,080	6,108	4,582	5,146

Net loss	$(1,377)	$(8,287)	$(11,511)	$(13,026)	$(20,899)

Basic and diluted loss from continuing operations per share	$(0.07)	$(0.17)	$(0.18)	$(0.19)	$(0.29)
Basic and diluted gain from discontinued operations per share	$0.06	$0.08	$0.06	$0.05	$0.06

Basic and diluted net loss per share	$(0.01)	$(0.09)	$(0.12)	$(0.14)	$(0.23)

Weighted average shares outstanding	96,950,189	96,481,787	95,350,046	93,405,405	90,808,817

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$36,853	$38,194	$36,249	$40,639	$46,463
Cash dividends declared per common share	—	—	—	—	—
Working capital	42,925	34,330	35,340	40,886	46,075
Total assets	154,529	152,549	175,408	168,322	170,563
Long-term debt obligations, less current portion	3,011	2,567	1,221	1,839	2,685
Total stockholders’ equity	$97,666	$94,200	$94,368	$92,678	$96,271

(1)	The results of operations of our local pick-up pharmacy segment have been classified as discontinued operations in all periods presented.
(2)	Fiscal year 2009 was a 53-week year, and fiscal years 2008 through 2005 were 52-week years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this annual report.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We provide a convenient, private, and informative shopping experience while offering a wide assortment of products through our web stores located on the Internet as follows:

Health, Beauty & Pharmacy	Vision
www.drugstore.com	www.VisionDirect.com
www.Beauty.com	www.LensMart.com
www.SkinStore.com (1)	www.Lensworld.com
www.spalook.com (1)	www.LensQuest.com

Microsites	Partnerships
www.thenaturalstore.com	www.riteaidonlinestore.com
www.athisbest.com	www.medcohealthstore.com
www.sexualwellbeing.com	www.DrWeilVitaminAdvisor.com (2)
www.allergysuperstore.com

(1)	On February 19, 2010, we completed the acquisition of Salu, Inc., owner of SkinStore.com and operator and fulfillment partner for the spalook.com web store.
(2)	We act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites.

Business Segments; Growth Strategies. We operate our business in three business segments: over-the-counter or OTC; vision; and mail-order pharmacy.

•

OTC. Our OTC segment includes all non-prescription products sold online through our health and beauty web stores, microsites, and our partnership web stores. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. Our business strategy is to offer our customers a wide selection of health, beauty, personal care, household, and other products at competitive prices and provide a superior online shopping experience. We are able to offer a significantly broader assortment of products, with greater depth in each product category, than brick-and-mortar drugstores, and provide a broad array of interactive tools and information on our websites to help consumers make informed purchasing decisions. We believe leveraging our strong capabilities in Internet marketing, merchandising, fulfillment, and customer care in the health, beauty, and wellness arena will be a key growth driver for our OTC segment. In 2010, to accelerate growth, we plan to continue to deliver on our strategic growth initiatives, including the ramp up of our partnerships with Medco Health Services, Inc. (Medco) and Rite Aid Corporation (Rite Aid) as they continue to drive improved awareness and conversion; launch additional microsites that allow us to better target specific customers with tailored marketing programs, by offering a larger assortment of niche specific SKUs and product content; integrate our recently acquired business, Salu, which, combined with our beauty business, will create one of the largest online beauty retailers offering mass beauty products, prestige brands, and clinical skincare products; expand our international market presence, and; continue to add new prestige beauty brands.

•

Vision. Our vision segment includes contact lenses and eye accessories sold through our vision web stores. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2010, we will leverage our platform and our core strengths in marketing, fulfillment, and customer care to drive growth through our strategic multi-year e-commerce partnership with Luxottica Group, S.p.A., a global leader in the design, manufacturing and distribution of fashion, luxury, and sport eyewear. Through this partnership, we will develop branded contact lens e-commerce sites for Luxottica’s North American businesses such as LensCrafters, Pearle Vision, Target Optical, and Sears Optical, which we expect to begin to launch in the second half of 2010. We are also jointly purchasing contact lenses and related products with Luxottica, providing us with sourcing benefits that are expected to improve the profitability of our vision segment by expanding our gross margins.

•

Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online through the pharmacy section of the drugstore.com web store or over the telephone, and delivered to customers through our mail-order facility. We procure our prescription inventory primarily through Rite Aid as part of our ongoing relationship. We market to both cash-paying and insurance-covered individuals. We sell over 5,500 prescription drugs, including many specialty drugs for the treatment of chronic conditions such as cancer, HIV, and multiple sclerosis, which are not carried by brick-and-mortar pharmacies and require special handling or service. In this segment, we focus our marketing efforts directly on consumers online and through doctors to maximize growth in our cash prescription and specialty pharmacy business. In addition to the sale of prescription drugs, we sell advertising on our website to monetize the large volume of unique visitors per month researching drugs and other healthcare content provided on the site. In 2010, we will continue to focus on improving profitability in our mail-order pharmacy business while balancing customer acquisition with contribution margin improvement in order to maximize our profits.

Business Acquisition. On February 19, 2010, we completed the acquisition of Salu, a Delaware corporation. The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of December 27, 2009, by and among drugstore.com, Silk Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of drugstore.com, Salu, certain of the stockholders of Salu, and a representative of all stockholders’ of Salu. On February 19, 2010, Silk Acquisition Corporation merged with and into Salu, with Salu surviving as a wholly owned subsidiary of drugstore.com pursuant to the merger agreement. As consideration for their shares of Salu capital stock, the stockholders of Salu received an aggregate payment of approximately $36.8 million, consisting of $19.4 million in cash (less certain of Salu’s transaction expenses of approximately $1.9 million paid out of the merger consideration) and approximately 5,425,693 shares of drugstore.com common stock with a value of $17.4 million. Of this aggregate consideration, drugstore.com paid approximately $2.7 million in cash and 816,450 shares of drugstore.com common stock into escrow to secure certain post-closing indemnification obligations of Salu’s stockholders. Additionally, certain employees of Salu are made eligible to receive a performance incentive payment payable in cash over a two-year period commencing in fiscal year 2010, with an aggregate value of $2.5 million if the surviving entity achieves certain financial and other performance targets. Because the acquisition of Salu closed after our fiscal year end 2009, our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for fiscal year 2009 do not include the operations of Salu. The operations of Salu will be reflected in our results beginning in the first quarter of 2010.

We operate using a 52/53-week retail calendar year with each of the fiscal quarters in a 52-week year representing a 13-week period. Fiscal year 2009 is a 53-week year, with the fourth quarter of 2009 representing a 14-week period, and fiscal years 2008 and 2007 were 52-week years.

Results of Operations

Customer and Order Data

Orders from new customers, inclusive of our strategic partnerships, increased year-over-year by 28% to 1.8 million orders in 2009, increasing our total customer base to approximately 11.7 million customers since inception. Orders from repeat customers as a percentage of total orders decreased year-over-year to 70% in 2009 from 72% in 2008, primarily as a result of our partnerships orders becoming an increasing mix of our total orders, and a decrease in our mail-order pharmacy repeat customer base. Mixed orders across one or more of our business segments are reported to each individual segment, but are included as one order in the number of total customer orders shipped. The number of active customers in 2009 increased to approximately 3.0 million, an increase of 18% from approximately 2.6 million active customers at the end of 2008. Active customer base includes those customers who have purchased at least once within the last 12 months, and the number of customer orders includes new and repeat orders made through the drugstore.com web store and the web stores of our subsidiaries, orders generated through the Rite Aid and Medco online stores, orders generated through the Amazon.com marketplace, and orders generated through our fulfillment agreement with Weil Lifestyle, LLC (Weil).

Net Sales

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007

	(in thousands, except per order data)
Total net sales	$412,832	12.6%	$366,579	8.0%	$339,331
Total customer orders shipped	6,154	15.6%	5,325	7.3%	4,964
Total average net sales per order	$67	-2.9%	$69	1.5%	$68

Net sales include gross revenues from sales of product, shipping fees, service fees, and advertising revenues, net of discounts, and provision for sales returns, and other allowances. Net sales also include consignment service fees earned from our arrangements with certain partners, under which we do not take title to the inventory and do not establish pricing. We record on a net basis consignment service fees, which constitute approximately 1% of total net sales in each period presented. We bill orders to the customer’s credit card or, in the case of prescriptions covered by insurance, we bill the co-payment to the customer’s credit card and the remainder of the prescription price to insurance. We record sales of pharmaceutical products covered by insurance as the sum of the amounts received from the customer and the third party insurer.

Total net sales increased 13% in 2009 compared to the prior year, as a result of an increase in order volume and the 53-week year in 2009 compared to the 52-week year in 2008, partially offset by a decrease in average net sales per order. Net sales, excluding the 53rd week in the year, increased 11% in 2009, compared to the prior year. Our net sales benefited from strong growth in our OTC and vision segments of 18% and 12%, respectively, partially offset by a decrease in net sales in our mail-order pharmacy segment of 16%. Our total order volume increased year-over-year primarily from a 19% and 6% increase in orders in our OTC and vision segments in 2009, respectively, partially offset by a 21% decrease in orders in our mail-order pharmacy segment. The total average net sales per order decreased year-over-year in 2009 resulting primarily from a higher mix of OTC orders and a lower mix of mail-order pharmacy orders and a slight decrease in the average net sales per order in our OTC segment, partially offset by an increase in the average net sales per order in our vision segment. Revenues from repeat customers decreased year-over-year to 76% of net sales in 2009, compared to 78% in 2008, as a result of our new partnerships becoming an increasing mix of our total net sales, a decrease in the percentage of repeat orders to new orders, and to a lesser extent, a decrease in our average net sales per order from repeat customers driven by a lower percentage of net sales from our mail-order pharmacy segment.

Total net sales increased 8% in 2008 compared to the prior year, as a result of an increase in order volume and average net sales per order. Our net sales benefited from strong growth in our OTC and vision segments of 11% and 12%, respectively, partially offset by a decrease in net sales in our mail-order pharmacy segment of 12%. Our total order volume increased year-over-year primarily from a 10% increase in orders in our OTC segment in 2008, partially offset by a 12% decrease in orders from our mail-order pharmacy segment. The year-over-year increase in average net sales per order in 2008 resulted from improvements in all of our segments’ net sales per order. Revenues from repeat customers decreased to 78% of net sales in 2008, compared to 79% in 2007, primarily as a result of a decrease in revenue from repeat customers in our mail-order pharmacy and vision segments.

OTC Net Sales

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	(in thousands, except per order data)
OTC net sales	$306,854	17.7%	$260,794	11.3%	$234,282
Percentage of total net sales from OTC	74.3%		71.1%		69.0%
OTC customer orders shipped	5,358	19.1%	4,498	9.8%	4,096
OTC average net sales per order	$57	-1.7%	$58	1.8%	$57

Net sales in our OTC segment increased 18% in 2009 compared to the prior year, as a result of an increase in order volume and the 53-week year in 2009 compared to the 52-week year in 2008, partially offset by a decrease in average net sales per order. OTC net sales, excluding the 53rd week in the year, increased 15% in 2009, compared to the prior year. The number of orders in our OTC segment grew year-over-year by 19% in 2009 driven by increased orders from both new and repeat customers as a result of our increasing active customer base and our continued efforts to improve customer retention and conversion by adding website enhancements and offering a broad selection of basic necessity items and hard-to-find specialty items through the addition of new SKUs, which encourages customers to return to our websites and make repeat, replenishment, and impulse purchases, and to a lesser extent, orders driven by our partnerships with Rite Aid and Medco. The slight year-over-year decrease in average net sales per order in 2009 resulted from a decrease in shipping revenue as customers are taking advantage of free shipping offers and not choosing expedited shipping methods, increased discounts driven by promotional activity, and a slight decrease in the number of units per order, partially offset by a shift in product mix to higher priced items.

Net sales in our OTC segment increased 11% in 2008 compared to the prior year, as a result of an increase in order volume and average net sales per order. The number of orders in our OTC segment in 2008 grew year-over-year by 10% driven by increased orders from both new and repeat customers as a result of our increasing active customer base and our continued efforts to improve customer retention and conversion. The slight year-over-year increase in average net sales per order in 2008 resulted from selling higher-priced items, partially offset by a decrease in the number of items per order.

Vision Net Sales

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	(in thousands, except per order data)
Vision net sales	$68,720	11.9%	$61,420	11.9%	$54,906
Percentage of total net sales from vision	16.7%		16.8%		16.2%
Vision customer orders shipped	588	6.3%	553	—	553
Vision average net sales per order	$117	5.4%	$111	12.1%	$99

Net sales in our vision segment increased 12% in 2009 compared to the prior year, as a result of an increase in order volume, an increase in average net sales per order, and the 53-week year in 2009 compared to the 52-week year in 2008. Vision net sales, excluding the 53rd week in the year, increased 10% in 2009, compared to the prior year. The number of orders in our vision segment grew year-over-year by 6% in 2009 as a result of increased orders from both new and repeat customers driven primarily from increased promotional offers. The year-over-year increase in average net sales per order was driven primarily by customers making larger quantity purchases, price increases for certain SKUs (none of which were individually material), and selling higher-priced newer technology contact lenses, partially offset by increased use of discount and promotional offers by our customers.

Net sales in our vision segment also increased 12% in 2008 compared to the prior year, as a result of an increase in average net sales per order driven primarily by offering volume discounts, which resulted in an increase in the average number of items sold per order, selling higher priced, newer technology contact lenses, and price increases for certain SKUs, partially offset by increased discount and promotional offers (none of which were individually material). The number of orders, both new and repeat, in this segment in 2008 remained flat, compared to the prior year.

Mail-Order Pharmacy Net Sales

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	(in thousands, except per order data)
Mail-order pharmacy net sales	$37,258	-16.0%	$44,365	-11.5%	$50,143
Percentage of total net sales from mail-order pharmacy	9.0%		12.1%		14.8%
Mail-order pharmacy customer orders shipped	217	-21.4%	276	-12.4%	315
Mail-order pharmacy average net sales per order	$172	6.8%	$161	1.3%	$159

Net sales in our mail-order pharmacy segment decreased 16% in 2009 and 12% in 2008 compared to the prior years, as a result of a decrease in order volume, partially offset by an increase in average net sales per order and the 53-week year in 2009, compared to the 52-week year in 2008. Mail-order pharmacy net sales, excluding the 53rd week in the year, decreased 18% in 2009, compared to the prior year. Included in net sales of our mail-order pharmacy segment in 2009 were wholesale orders to three different parties totaling $4.8 million, which increased our average net sales per order by $22; included in net sales of our mail-order pharmacy segment in 2008 were wholesale orders to three parties totaling $1.8 million, which increased our average net sales per order by $7; and, included in net sales of our mail-order pharmacy segment in 2007 were wholesale orders to two parties totaling $2.4 million, which increased our average net sales per order by $8. Excluding the wholesale orders, average net sales per order decreased by $5 in this segment in 2009 compared to the prior year, as a result of the loss of a PBM partner in the fourth quarter of 2008, which had a higher average net sales per order, a decrease in the number of prescriptions per order, and an increase in the number of customers purchasing a lower priced 30-day supply compared to a 90-day supply. Excluding the wholesale orders, average net sales per order increased by $3 in this segment in 2008 compared to the prior year, as a result of a price increases on certain brand and generic products as part of our profitability initiatives. The number of orders in our pharmacy segment decreased year-over-year by 21% in 2009 and 12% in 2008 as a result of a decrease in orders from new and repeat customers driven by our declining active customer base and the loss of a PBM partner in 2008.

Cost of Sales and Gross Margin

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	($ in thousands)
Total cost of sales	$293,545	11.3%	$263,697	6.2%	$248,308
Total gross profit dollars	$119,287	15.9%	$102,882	13.0%	$91,023
Total gross margin percentage	28.9%		28.1%		26.8%

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

Total cost of sales increased year-over-year in absolute dollars in 2009 and 2008, as a result of growth in order volume and net sales. Gross margin percentage increased year-over-year in 2009 and 2008 primarily as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment, and improved gross margins in our OTC and RX mail segments.

Shipping

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	($ in thousands)
Shipping activity:
Shipping revenue	$14,330	-3.2%	$14,799	-3.9%	$15,403
Shipping costs	29,030	8.3%	26,803	8.1%	24,802

Net shipping loss	$14,700	22.5%	$12,004	27.7%	$9,399

Percentage of net sales:
Shipping revenue	3.5%		4.0%		4.5%
Shipping costs	7.0%		7.3%		7.3%
Net shipping loss	3.5%		3.3%		2.8%

We include in net sales our revenues from shipping charges to customers, and we include in cost of sales outbound shipping costs. Our net shipping loss increased year-over-year in absolute dollars and as a percentage of net sales in 2009 and 2008, as a result of a decrease in shipping revenue resulting from an increase in the number of customers using free shipping offers, a reduced number of customers choosing expedited shipping methods for their orders, and the elimination of surcharges for APO/FPO and Alaska and Hawaii orders in the fourth quarter of 2008, combined with an increase in shipping costs resulting from a greater proportion of OTC orders, which have a higher shipping cost than orders in our other business segments. The net shipping loss was partially offset by a decrease in our cost per order resulting from a decrease in fuel surcharges from our largest shipping carrier, and technology improvements made at our primary distribution center in 2009, and renegotiated lower contractual rates from our largest shipping carrier in late 2007, which had a favorable impact on our net shipping loss in 2008, but was partially offset by increasing fuel surcharges. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping options, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	($ in thousands)
OTC cost of sales	$210,456	16.8%	$180,252	9.6%	$164,469
OTC gross profit dollars	$96,398		$80,542		$69,813
OTC gross margin percentage	31.4%		30.9%		29.8%

Cost of sales in our OTC segment increased year-over-year in absolute dollars in 2009 and 2008, as a result of growth in order volume and net sales. The year-over-year increase in gross margin percentage in this segment in 2009 and 2008 resulted primarily from improvements in product margins in a majority of our product categories as a result of our ongoing pricing and sourcing initiatives and better targeted promotional efforts, partially offset by higher customer use of discount offers.

Vision Cost of Sales and Gross Margin

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	($ in thousands)
Vision cost of sales	$52,894	11.9%	$47,279	12.8%	$41,904
Vision gross profit dollars	$15,826		$14,141		$13,002
Vision gross margin percentage	23.0%		23.0%		23.7%

Cost of sales in our vision segment increased year-over-year in absolute dollars in 2009 and 2008, as a result of an increase in net sales. The gross margin percentage in this segment in 2009 remained consistent compared to the prior year, and the year-over-year decrease in gross margin percentage in this segment in 2008 resulted primarily from increased promotional offers, which increase the average net sales per order, but have an unfavorable impact on gross margin percentage

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	($ in thousands)
Mail-order pharmacy cost of sales	$30,195	-16.5%	$36,166	-13.8%	$41,935
Mail-order pharmacy gross profit dollars	$7,063		$8,199		$8,208
Mail-order pharmacy gross margin percentage	19.0%		18.5%		16.4%

Cost of sales in our mail-order pharmacy segment decreased year-over-year in absolute dollars in 2009 and 2008, primarily as a result of decreased order volume and net sales. The year-over-year increase in gross margin percentage in this segment resulted primarily from improved margins as a result of our ongoing review of pricing and profitability of pharmaceutical products, services performed in 2009 with no associated cost of sales provided to a wholesale customer, and the loss of lower margin orders from a PBM partner in late 2008, partially offset by the impact of lower margin wholesale orders.

Fulfillment and Order Processing Expense

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	($ in thousands)
Fulfillment and order processing expense	$45,759	5.5%	$43,377	8.9%	$39,817
Percentage of net sales	11.1%		11.8%		11.7%
Fixed and variable cost information:
Variable costs	$32,510	9.3%	$29,754	3.2%	$28,829
Fixed costs	$13,249	-2.7%	$13,623	24.0%	$10,988

Fulfillment and order processing expenses include payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution centers and call center facility. Variable fulfillment costs represent the incremental (variable) costs of fulfilling, processing, and delivering the order that are variable based on sales volume. Royalty expenses, related to certain of our partnerships, are included in marketing and sales expense on the statement of operations and are not reported in variable costs in the table provided above, but are reported as a variable costs in our contribution margin in Note 12 of our consolidated financial statements, “Segment Information,” included in Part IV, Item 15 of this annual report.

Variable fulfillment and order processing expenses increased by $2.8 million in 2009 compared to the prior year, primarily as a result of a 19% increase in order volume in our OTC segment, partially offset by a reduction in per order labor fulfillment costs resulting from process improvements made in our primary distribution center and efficiencies gained as a result of increased order volume. Fixed fulfillment and order processing expenses decreased by $374,000 in 2009 compared to the prior year, primarily as a result of a decrease in consulting fees of approximately $940,000 related to process improvement projects, partially offset by increased depreciation expense of $273,000 related to equipment and software purchases, increased employee related expenses of $175,000, and increased facility expenses of $135,000. Fulfillment and order processing expenses as a percentage of net sales decreased in 2009 as a result of a 20 basis point improvement in variable costs as a percentage of net sales, due to increased efficiencies in our primary distribution facility, and a 50 basis improvement in fixed costs as a percentage of sales, due to fixed costs spread across a higher revenue base, and to a lesser extent, a reduction in consulting expenses.

Variable fulfillment and order processing expenses increased by $925,000 in 2008 compared to the prior year, primarily as a result of a 10% increase in order volume in our OTC segment. Fixed fulfillment and order processing expenses increased by $2.6 million in 2008 compared to the prior year, primarily as a result of increased costs in our distribution facilities, including facility related costs of $832,000 resulting from the addition of our inventory storage facility in the second half of 2007 and increased routine repairs and maintenance, increased depreciation expense of $827,000 related to equipment and software purchases, increased professional fees of $779,000, related to process improvement projects, and increased employee related costs of $198,000. Fulfillment and order processing expenses as a percentage of net sales increased in 2008 as a result of a 50 basis point increase in fixed costs as a percentage of net sales, partially offset by a year-over-year 40 basis point improvement in variable costs as a percentage of net sales, due to increased efficiencies in our primary distribution facility.

Marketing and Sales Expense

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	($ in thousands)
Marketing and sales expense	$38,293	14.0%	$33,591	11.7%	$30,080
Percentage of net sales	9.3%		9.2%		8.9%

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytic tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. In addition, marketing and sales expense include royalty expenses related to certain of our partnerships of $1.2 million in 2009, $91,000 in 2008, and $105,000 in 2007. Advertising and promotional costs were $27.5 million in 2009, $23.2 million in 2008, and $20.7 million in 2007.

Marketing and sales expenses increased both in absolute dollars and as a percentage of net sales in 2009 compared to the prior year. The year-over-year increase of $4.7 million in 2009 resulted primarily from an increase of $3.3 million in paid search, affiliate, and portal costs, driven primarily by order volume and growth in new customer orders, an increase in royalty expenses of $1.1 million generated from our partnerships, and a $437,000 increase in employee related costs.

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

Marketing and sales expense per new customer decreased in 2009 to $21 compared to $23 in 2008, as a result of an increase in new customers primarily driven by our lower cost customer acquisition partnership channel. Marketing and sales expense per new customer remained consistent between 2008 and 2007 at $23.

Technology and Content Expense

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	($ in thousands)
Technology and content expense	$24,880	8.1%	$23,011	26.0%	$18,258
Percentage of net sales	6.0%		6.3%		5.4%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and improvements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

Technology and content expenses increased in absolute dollars but decreased as a percentage of net sales in 2009 compared to the prior year. The year-over-year increase of $1.9 million resulted primarily from increases in depreciation costs of $1.5 million related to the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure, and an increase in employee related expenses of $370,000, primarily driven by a slight increase in headcount and other compensation, partially offset by a reduction in stock compensation expense. Technology and content expenses as a percentage of net sales decreased in 2009 as a result of fixed costs spread across a higher revenue base.

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

General and Administrative Expense

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	($ in thousands)
General and administrative expense	$17,247	-9.4%	$19,034	-9.1%	$20,928
Percentage of net sales	4.2%		5.2%		6.2%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses decreased in both absolute dollars and as a percentage of net sales in 2009 compared to the prior year. The year-over-year decrease of $1.8 million resulted primarily from a decrease in stock-based compensation of $1.9 million primarily due to option grants becoming fully vested in 2008, a decrease in professional fees of $1.6 million primarily related to pricing and sourcing initiatives that were incurred in the prior year, and to a lesser extent, in the first half of 2009, a decrease of $1.6 million related to the settlement of our New Jersey (NJ) sales tax litigation, and reduced insurance costs of $400,000, partially offset by the settlement paid to 1-800 Contacts of $475,000, a $1.0 million advisory fee related to our strategic alliance with Luxottica Group S.p.A., increased employee related expenses of $1.5 million, and $400,000 of expenses related to our acquisition of Salu. General and administrative expenses as a percentage of net sales decreased in 2009 as a result of fixed costs spread across a higher revenue base.

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

Amortization of Intangible Assets

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	($ in thousands)
Amortization of intangible assets	$477	-45.0%	$867	-29.7%	$1,234

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of CNS and assets acquired in connection with our agreement with GNC, and other intangible assets, including a technology license agreement, domain names, and trademarks.

Amortization expense decreased in 2009 and 2008 compared to the prior year, as a result of certain intangible assets being fully amortized in each of the three years.

Interest Income and Expense

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	($ in thousands)
Interest income, net	$46	-92.7%	$631	-62.3%	$1,675

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. The year-over-year decrease in net interest income in 2009 and 2008 was primarily a result of receiving lower returns on cash, cash equivalents, and marketable securities balances, partially offset by a decrease in interest expense as we decreased our outstanding debt obligations.

Gain from Discontinued Operations

	Fiscal Year 2009	% Change	Fiscal Year 2008	% Change	Fiscal Year 2007
	($ in thousands)
Gain from discontinued operations	$5,946	-26.4%	$8,080	32.3%	$6,108

The gain from discontinued operations in 2009 represents six monthly payments of $991,000 made by Rite Aid for the sale of the LPU business, which concluded in the second quarter of 2009. This compares to the gains of $5.7 million in 2008 generated by discontinued operations prior to the sale of the LPU business to Rite Aid in September 2008, and $2.3 million of gains from the sale of discontinued operations, which includes $4.0 million or four monthly payments of $991,000, the gain on the sale of inventory of $276,000, partially offset by the acceleration of $1.9 million of prepaid marketing costs. In 2007, the gain from discontinued operations represents the income generated from our LPU segment for a full year, prior to the sale to Rite Aid.

Non-GAAP Measure

Adjusted EBITDA

The following table provides information regarding our adjusted EBITDA, including a reconciliation of net loss to adjusted EBITDA, for the last three fiscal years (in thousands):

	Fiscal Year
	2009	2008	2007
Net loss	$(1,377)	$(8,287)	$(11,511)
Amortization of intangible assets	477	867	1,234
Amortization of non-cash marketing	—	3,435	2,290
Stock-based compensation	5,400	7,564	8,801
Depreciation	12,682	10,912	7,504
Interest income, net	(46)	(631)	(1,675)

Adjusted EBITDA	$17,136	$13,860	$6,643

To supplement the consolidated financial statements presented accordance with U.S. generally accepted accounting principles (GAAP), we use the non-GAAP measure of adjusted EBITDA, defined as earnings before interest, taxes, depreciation, and amortization of intangible assets and non-cash marketing expenses, adjusted to exclude the impact of stock-based compensation expense. This non-GAAP measure is provided to enhance the user’s overall understanding of the company’s current financial performance. Management believes that adjusted EBITDA, as defined, provides useful information to the company and to investors by excluding certain items that may not be indicative of the company’s core operating results. In addition, because we have historically provided adjusted EBITDA measures to investors, management believes that including adjusted EBITDA measures provides consistency in the our financial reporting. However, adjusted EBITDA should not be considered in isolation, or as a substitute for, or as superior to, net income/loss, cash flows, or other consolidated income/loss or cash flow data prepared in accordance with GAAP, or as a measure of our profitability or liquidity. Although adjusted EBITDA is frequently used as a measure of operating performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Net income/loss is the closest financial measure prepared by us in accordance with GAAP in terms of comparability to adjusted EBITDA.

Significant Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant accounting policies are included in Note 1 of our consolidated financial statements included in Part IV, Item 15 of this annual report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations.

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

From time to time, we provide incentive offers to our customers to encourage purchases. Such offers include discounts on specific current purchases, or future rebates based on a percentage of the current purchase, as well as other offers. We treat discounts, when our customers accept them, as a reduction in the sales price of the related transaction, and we present them as a net amount in net sales. We treat rebates as a reduction in the sales price based on estimated redemption rates. We estimate redemption rates using our historical experience for similar offers. Historically, our redemption rates have not differed materially from our estimates, which we adjust quarterly.

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

Consignment and Drop-ship Arrangements. We record revenues generated by consignment arrangements with GNC, Rite Aid and Medco in our OTC segment on a net basis because we do not take title to the inventory and do not establish pricing. We record revenues generated from our drop-ship arrangements with vendors in our OTC segment on a gross basis when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators.

Strategic Partnerships. We record revenues generated from the Amazon.com Marketplace in our OTC segment on a gross basis, because we act as a principal, based on the fact that we are subject to inventory risk, have latitude in establishing prices and selecting suppliers. We record revenues generated by the Weil agreement in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer, and we do not bear general inventory risk associated with these sales. We record revenues generated from the Medco and Rite Aid online stores in our OTC segment on a gross basis, because we act as a principal, based on the fact that we are subject to inventory and credit risk, have latitude in establishing prices and selecting suppliers. Medco and Rite Aid earn a percentage of the contribution margin, defined as net sales, less direct costs of these sales and the incremental cost of fulfilling, processing and delivering the order, from the Medco and Rite Aid online stores, respectively, which we record in marketing and sales expense in the consolidated statements of operations.

Revenue Arrangements with Multiple Deliverables. When we enter into arrangements with multiple deliverables we evaluate the following criteria that must be met in order for the deliverables in the arrangement to be treated as separate units of accounting; (1) the delivered item has value on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. When the separation criteria are not met, the delivered item is accounted for as a combined unit of accounting with the undelivered item. Therefore, revenue for the delivered and undelivered items are recognized over the service period of the last delivered item or if it is not a service, when the last item is delivered.

Inventories

We value our inventories at the lower of cost (using the weighted-average cost method) or the current estimated market value. We regularly review inventory quantities on hand and adjust our inventories for shrinkage and slow-moving, damaged, and expired inventory, which we record as the difference between the cost of the inventory and the estimated market value based on management’s assumptions about future demand for the products we offer and market conditions. We use a variety of methods to reduce the quantity of slow-moving inventory, including reducing sales prices on our websites, negotiating returns to vendors, and liquidating inventory through third parties. If our estimates of future product demand or our assumptions about market conditions are inaccurate, we could understate or overstate the write down required for excess and obsolete inventory. Historically, inventory write downs have not differed materially from our estimates.

Goodwill, Indefinite lived and Other Intangible Assets

We test for impairment of goodwill and indefinite lived assets during the fourth quarter of each year and whenever indicators of impairment occur. The first phase of the test screens for impairment, while the second phase of the test (if necessary) measures the amount of impairment. The first phase is performed by comparing the implied fair value of the applicable reporting unit to its carrying value. Fair value is determined using either a discounted cash flow methodology or methodology based on comparable market prices. The second step of the asset impairment test compares the implied fair value of reporting unit asset with the carrying amount of that asset. If the carrying amount of the reporting unit asset exceeds the implied fair value of that asset, an impairment loss is recognized in an amount equal to the excess.

During fiscal 2009, we estimated the fair value of our reporting units by preparing a discounted cash flow analysis using forward looking projections of our estimated future operating results. Based on the results of the discounted cash flow analysis, we concluded that the fair value exceeds the carrying value, and therefore goodwill is not impaired. We also considered as an indicator of market value the market value of our common stock during the fourth quarter.

The significant assumptions used in our discounted cash flow analysis included: projected operating results, the discount rate used to present value future cash flows, and capital expenditures. Projected operating results assumptions include sales growth assumptions which are based on historical trends, and to a lesser extent, future sales growth from new strategic partnerships or initiatives. Also included in projected operating results are gross margin and operating cost growth assumptions which are based on historical relationship of those measures compared to sales. Our discount rate is a “market participant” weighted average cost of capital (WACC). Our capital expenditure assumptions are based on our planned capital expenditures for existing and new projects. Sensitivity tests were performed on our significant assumptions and determined that a reasonable, negative change in assumptions would not impact our conclusions.

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

Stock-Based Compensation

We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation cost over the service period for awards expected to vest. We calculate the fair value of our stock options and stock appreciation rights granted to employees using the Black-Scholes option pricing model using the single-option approach. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock. The fair value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. We base our computation of expected volatility on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Our expected term estimates are based on a comprehensive weighted average life (WAL) analysis. The WAL analysis provides a historical based platform for use in developing expected term estimates for the future based on the historically observed time periods from grant date through post-vesting activities, such as exercise and cancellation. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards does not correspond with the terms for which interest rates are quoted, we average the rates quoted for the closest available term maturities. A dividend yield of 0% is considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we consider historical voluntary termination behavior in addition to actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. We apply an estimated forfeiture rate to employee subgroups, based on the weighted average termination behavior of those subgroups. If our estimated forfeiture rate changes, we retrospectively increase or decrease stock-based compensation in the period of change. Any such revisions to the estimates we use to calculate the fair value of our stock-based awards could have a material impact on our results of operations and financial position. See Note 11 of our consolidated financial statements, “Employee Benefit Plans,” included in Part IV, Item 15 of this annual report.

Legal Proceedings

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and legal proceedings and may revise our estimates. Any such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations and financial position. For example, in April 2009, we reached a resolution with the State of New Jersey, regarding sales and use taxes owed by us for the years 2000 to 2008, pursuant to which we paid an aggregate of approximately $1.7 million in full satisfaction of our obligations for those years. We recognized an expense of $2.5 million in 2007 and a benefit of $1.2 million in 2009 in the statements of operations related to this obligation. In addition, in May 2009, we reached an agreement with 1-800 Contacts to resolve, without admission of wrongdoing or liability, certain claims brought against us by 1-800 Contacts for a one-time payment of $475,000, which settlement was included in the statement of operations in 2009. For a description of our material legal proceedings, see Note 8 of our consolidated financial statements, “Commitments and Contingencies,” included in Part IV, Item 15 of this annual report.

Recent Accounting Pronouncements

See Note 1 of our consolidated financial statements, “The Company and Summary of Significant Accounting Policies—New Accounting Pronouncements,” included in Part IV, Item 15 of this annual report.

Liquidity and Capital Resources

We have an accumulated deficit of $771.2 million through January 3, 2010. To date, we have had only three profitable quarters, and we may never achieve profitability on a full-year or consistent basis. We expect to incur net losses in the first quarter of 2010, and possibly longer. From our inception through January 3, 2010, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $421.5 million.

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements, or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and in the section entitled “Risk Factors,” in Part I, Item 1A of this annual report.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, U.S. government agency obligations, and corporate notes and bonds, are considered short-term as they are available to fund current operations. In addition, we have a revolving two-year line of credit allowing for borrowings of up to $25.0 million in the aggregate through March 2011, which is available to fund operations, capital expenditures, or finance acquisitions, as needed. As of January 3, 2010, the aggregate available borrowings under the line of credit were approximately $21.5 million.

On February 19, 2010, we completed our acquisition of Salu. See Note 14 “Subsequent Events,” included in Part IV, Item 15 of this annual report. In connection with this acquisition, we financed a portion of the cash payable at the closing of the merger and therefore borrowed $10.0 million under our revolving two-year line of credit, which accrues interest at the higher of the prime rate plus 0.50% (3.75% at February 19, 2010), or 4.50%, effectively reducing the available borrowings under our line of credit to $11.5 million.

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

Discussion of Cash Flows

The following table provides information regarding our cash flows for the last three fiscal years (in thousands):

	Fiscal Year
	2009	2008	2007
Net cash provided by (used in):
Continuing operating activities	$3,800	$10	$(128)
Discontinued operating activities	$—	$9,903	$7,906
Investing activities	$(4,302)	$(4,454)	$(5,108)
Financing activities	$(2,520)	$1,166	$2,509
Net increase (decrease) in cash and cash equivalents	$(3,022)	$6,625	$5,179

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

In 2009, net cash provided by continuing operations reflects non-cash expenses of $18.5 million, partially offset by a loss from continuing operations of $7.3 million, and uses of working capital of $7.4 million primarily due to increased inventories of $7.5 million to support growth in net sales and increased receivables of $6.0 million due to timing of receipts, partially offset by the timing of payments to our vendors of $6.3 million. In 2008, net cash provided by continuing operations reflects non-cash expenses of $19.3 million, offset by a loss from continuing operations of $16.4 million, and uses of working capital of $2.9 million primarily due the timing of payments to vendors and slight increase in inventory, partially offset by a decrease in receivables and other assets. In 2007, net cash used by continuing operations reflects a loss from continuing operations of $17.6 million and uses of working capital of $0.1 million, offset by non-cash expenses of $17.6 million.

Net cash provided by continuing operations in the 2009 increased $3.8 million compared 2008, primarily from a $9.0 million decrease in the loss from continuing operations, partially offset by an increase of $4.5 million in cash used for working capital purposes and lower non-cash expenses of $0.8 million resulting from lower stock-based compensation, partially offset by higher depreciation expense. Net cash provided by continuing operations in the 2008 increased $0.1 million compared 2007, primarily from a $1.2 million decrease in the loss from continuing operations and a $1.7 million increase in non-cash expenses, partially offset by an increase of $2.8 million in cash used for working capital purposes. Non-cash expenses increased year-over-year in 2008 as a result of an increase in depreciation and amortization expense, partially offset by a decrease in stock-based compensation.

Net cash provided by discontinued operations in 2009 decreased by $9.9 million compared to 2008, as a result of the final settlement of assets and liabilities held by our discontinued LPU business in 2008 upon the sale to Rite Aid. Net cash provided by discontinued operations in 2008 increased $2.0 million compared to 2007 as a result of the timing of payments and collections of accounts receivable of our assets and liabilities held by our discontinued LPU business.

Cash used in investing activities. Our net cash flows from investing activities include the purchase of marketable securities and the acquisition of fixed assets and intangible assets, partially offset by the net proceeds received from the sales and maturities of marketable securities and proceeds from the sale of discontinued operations.

In 2009, net cash used in investing activities reflects the purchase of marketable securities of $15.9 million and the purchase of fixed assets and intangible assets of $8.5 million, partially offset by the $5.9 million of cash proceeds received from the sale of the LPU business and $14.1 million from sales and maturities of marketable securities. In 2008, net cash used in investing activities reflects the purchase of marketable securities of $46.9 million and the purchase of fixed assets of $13.2 million, partially offset by the $4.0 million of cash proceeds received from the sale of the LPU business and $51.7 million from sales and maturities of marketable securities. In 2007, net cash used in investing activities reflects the purchase of marketable securities of $27.5 million and the purchase of fixed assets and intangible assets of $14.7 million, partially offset by $37.1 million from sales and maturities of marketable securities. Net cash used in investing activities has decreased slightly year-over-year in 2009 and 2008, compared to the prior years, primarily as a result of a decrease in the purchase of fixed assets and intangible assets each year, offset by the proceeds received from the sale of discontinued operations. In 2010, we anticipate our capital expenditures to be in the range of $11.0 million to $14.0 million.

Cash provided by (used in) financing activities. Our net cash flows from financing activities represent cash provided from borrowings under our revolving bank line of credit to fund capital expenditures and operations, and the exercise of options and warrants, and shares purchased under our employee stock purchase plan, partially offset by payments on our debt obligations.

Net cash used in financing activities increased by $3.7 million in 2009 compared to cash provided by financing activities in 2008, primarily due to a decrease in proceeds received from borrowings under our revolving line of credit of $2.0 million, an increase in payments on debt obligations of $1.2 million, and a decrease in proceeds received from the exercise of stock options and employee stock purchase plan of $0.3 million primarily due to the expiring of the employee stock purchase plan in June 2009. Net cash provided by financing activities decreased by $1.3 million in 2008 compared to 2007, due to a decrease in proceeds received from the exercise of stock options of $3.8 million due to our lower average stock price, partially offset by an increase in borrowings under our revolving line of credit of $1.0 million used to fund operations and capital expenditures, and a decrease in payments on debt obligations of $1.5 million.

Contractual Obligations and Commitments

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the higher of prime rate plus 0.50% (3.75% at January 3, 2010), or 4.50% for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. In the third quarter of 2009, we paid off the existing term loan and borrowed approximately $3.0 million on the revolving line of credit under this facility, which was outstanding as of January 3, 2010. In addition, availability under the line of credit was reduced by a $541,000 letter of credit we provided to our landlord. Accordingly, the available borrowings under the line of credit were approximately $21.5 million at January 3, 2010. In February 2010, we financed a portion of the cash payable at the closing of the merger of Salu and therefore borrowed $10.0 million under our revolving two-year line of credit, effectively reducing the available borrowings under our line of credit to $11.5 million. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow, which we were in compliance with as of January 3, 2010. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of January 3, 2010, none of these events had occurred.

The balance outstanding on our term loan under our previous agreement with our existing bank, which was replaced by the agreement above, totaled $5.5 million as of December 28, 2008, and there was no balance outstanding under the line of credit as of December 28, 2008.

We also lease computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at approximately 8% and mature 24 months from the date of funding. We secured additional funds of $226,000 during 2009 and $524,000 during 2008, through capital lease financing agreements, through which we financed certain computer equipment and software for periods of two years. We are in compliance with all covenants required by these agreements.

We lease office, distribution center, and call center facilities under non-cancelable operating leases, which include fixed rental payments ending between 2010 and 2020. We have the option to extend some of these leases for one or two additional terms of five years. In addition, we lease various office and IT equipment under operating leases. In December 2009, we entered into an agreement to extend our operating lease for our primary distribution facility located in Swedesboro, New Jersey, where we lease approximately 270,000 square feet. Under the terms of the amended agreement, the lease will expire in December 2020, with options to renew for two additional five-year periods, if exercised, would extend the lease expiration to December 2030. In August 2004, we entered into an operating lease for approximately 53,000 square feet for our corporate headquarters. The lease expires on July 31, 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023.

As of January 3, 2010, our principal commitments consisted of obligations outstanding under capital and operating leases and our line of credit, as follows (in thousands):

	Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Capital leases (1)	$231	$205	$26	$—	$—
Line of credit (2)	2,986	—	2,986	—	—
Operating leases (3)	17,676	2,895	6,737	3,285	4,759

	$20,893	$3,100	$9,749	$3,285	$4,759

(1)	Capital lease obligations consist primarily of technology and operations assets.
(2)	Line of credit includes our borrowings on our line of credit with our bank due in March 2011 and excludes approximately $10.0 million that we borrowed in connection with our acquisition of Salu, Inc. on February 19, 2010.
(3)	Operating lease obligations consist of office building, distribution center, and call center leases.

We do not have any future material noncancelable commitments to purchase goods or services.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Management Outlook

For the first quarter of fiscal year 2010, we are targeting net sales in the range of $117.0 million to $121.0 million. We anticipate net loss for the first quarter in the range of $2.4 million to $3.5 million, and adjusted EBITDA in the range of $2.15 million to $3.25 million. This outlook assumes an estimated $4.0 million to $5.0 million of net sales generated by Salu after the closing of the acquisition, as well as $1.9 million of transaction and integration related expenses.

These projections are subject to substantial uncertainty. See “Risk Factors,” in Part I, Item 1A of this annual report and “Special Note Regarding Forward-Looking Statements” above.

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

Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $3.0 million at January 3, 2010, excluding approximately $10.0 million that we borrowed in connection with our acquisition of Salu, Inc. on February 19, 2010, and the highest interest rate attributable to this outstanding balance was 4.5% at January 3, 2010. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities due to volatility of the bond market in general, company-specific circumstances, and changes in general economic conditions. As of January 3, 2010, we had $14.7 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, chief accounting officer, and general counsel, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer, chief accounting officer, and general counsel, concluded that, as of January 3, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, in this Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting based on criteria established in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its evaluation, management concluded that, as of January 3, 2010, our system of internal control over financial reporting was effective. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 3, 2010, which is included below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

drugstore.com, inc.

We have audited drugstore.com, inc.’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). drugstore.com, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, drugstore.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of drugstore.com, inc. as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2010 of drugstore.com, inc., and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 16, 2010

ITEM 9B.	OTHER INFORMATION

Amendment to Lease Agreement

On December 1, 2009, DS Distribution, Inc., a subsidiary of drugstore.com, inc., which subsequently merged with and into drugstore.com, inc., entered into a second amendment to the lease agreement with Liberty Vendor I, L.P (as successor in interest to the Northwestern Mutual Life Insurance Company). This amendment extends the term of our operating lease for our primary distribution facility located in Swedesboro, New Jersey, where we lease approximately 270,000 square feet. Under the terms of the amended agreement, the lease will expire in December 2020, with options to renew for two additional five-year periods, which if exercised, would extend the lease expiration to December 2030.

The foregoing description of the amendment is qualified in its entirety by reference to the full text of such amendment, filed herewith as Exhibit 10.15 and incorporated herein by reference.

Failure to Satisfy NASDAQ Listing Requirement

On March 10, 2010, the Company notified the staff of the NASDAQ Stock Market that it was in material noncompliance with Rule 5635(c) of the Corporate Governance Requirements of the NASDAQ listing requirements with respect to certain equity awards granted under its 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan requires that any award of restricted stock, among other securities, be counted against the 2008 Plan share reserve as three shares to every one share subject to the award (the “Full Value Award Provision”). Recently, our management became aware that the share limit set forth in the 2008 Plan was exceeded as a result of the inadvertent and incorrect application of the Full Value Award Provision. Because the grant of certain awards exceeded the share reserve limit after proper application of the Full Value Award Provision, the Company may be deemed to have issued securities pursuant to the 2008 Plan without stockholder approval. Accordingly, the Company may be deemed not to have complied with Rule 5635(c) of the Corporate Governance Requirements.

The Company submitted its plan to regain compliance with Rule 5635(c) to NASDAQ on March 10, 2010. Such compliance plan would condition the release and delivery of certain restricted stock awards and unvested options and stock appreciation rights on approval by the Company’s stockholders of an amendment to the 2008 Plan. The Company intends to include that amendment in its 2010 proxy statement as a proposal to be presented at the upcoming annual meeting of stockholders, expected to be held on or before June 10, 2010. In the event that stockholder approval is not obtained, these restricted stock awards and unvested options and stock appreciation rights will be forfeited pursuant to their terms and conditions. The Company provided notice to affected award recipients on March 15, 2010.

On March 16, 2010, NASDAQ informed the Company that by providing the foregoing notice to affected award recipients the Company had regained compliance with Rule 5635(c).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our executive officers required by Part III, Item 10 is set forth in the section entitled “Business—Directors and Officers,” in Part I, Item 1 of this annual report. Information regarding our directors required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Proposal No. 1—Election of Directors” in our proxy statement for our annual meeting of stockholders to be held on June 10, 2010, or the 2010 Proxy Statement.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Section 16 Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement.

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

Information regarding executive compensation required by Part III, Item 11 is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding our equity compensation plans required by Part III, Item 12 is incorporated into this annual report by reference to in the section entitled “Securities Authorized for Issuance under Equity Compensation Plan” in the 2010 Proxy Statement.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by Part III, Item 12 is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by Part III, Item 13 is incorporated into this annual report by reference to the section entitled “Transactions with Related Persons” in the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services required by Part III, Item 14 is incorporated into this annual report by reference to the section entitled “Proposal No. 3—Ratification of Appointment of Independent Public Accounting Firm” in the 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this annual report on Form 10-K:

1. Index to Consolidated Financial Statements:

2. Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-37

All other schedules have been omitted because the required information is shown in the consolidated financial statements or the accompanying notes, or is not applicable or required.

3. Index of Exhibits:

Exhibit No.	Exhibit Description
2.1	Definitive Agreement and Plan of Merger with Salu, Inc. (incorporated by reference to Exhibit 2.1 to drugstore.com, inc.’s Current Report on Form 8-K dated February 19, 2010 (SEC File No. 000-26137)).

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 26, 2009 (incorporated by reference to Exhibit 3.1 to drugstore.com inc.’s Current Report on Form 8-K dated January 26, 2009 (SEC File No. 000-26137)).

4.1	Warrant issued to Highbridge International LLC on December 8, 2003, on the cancellation of the warrant issued to Tel-Drug, Inc. on June 26, 2000 (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2005 (SEC File No. 000-26137)).

4.2	Warrant issued to Lehman Brothers, Inc. on November 16, 2006, on the cancellation of the warrant issued to Heidrick & Struggles, Inc. on February 14, 2005 (incorporated by reference to Exhibit 4.2 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006 (SEC File No. 000-26137)).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 1, 2007 (SEC File No. 000-26137)).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007 (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description
4.5	1998 Stock Plan, as amended June 21, 2000 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000) (SEC File No. 000-26137)).

4.6	2008 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s proxy statement dated February 23, 2009).

4.7	Restricted Stock Agreement between the Company and Dawn G. Lepore dated October 3, 2008 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated October 2, 2008 (SEC File No. 000-26137)).

4.8	Form of Restricted Stock Agreement (under the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K dated October 2, 2008 (SEC File No. 000-26137)).

4.9	Form of Stock Option Agreement (under the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Current Report on Form 8-K dated October 2, 2008 (SEC File No. 000-26137))

4.10	Form of Stock-Settled Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009 (Registration No. 000-26137)).

4.11	Form of Stock-Settled Stock Appreciation Right Agreement between the Company and Dawn Lepore (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009 (Registration No. 000-26137)).

10.1	Form of Indemnification Agreement between drugstore.com, inc. and each of its officers and directors (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Registration Statement on Form S-1 filed May 19, 1999 (Registration No. 333-78813)).

10.2	Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.12 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 8, 1999 (Registration No. 333-78813)).

10.3	Addendum dated June 17, 1999, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.25 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.4	Form of Second Addendum to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.32 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 20, 1999 (Registration No. 333-78813)).

10.5	Third Addendum dated January 24, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.38 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.6	Fourth Addendum dated September 29, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.7 to drugstore.com, inc.’s Registration Statement on Form S-3/A filed October 2, 2000 (Registration No. 333-45266)).

Exhibit No.	Exhibit Description
10.7	Fifth Amended and Restated Voting Agreement dated December 23, 1999, among drugstore.com, inc. and certain founders and investors (incorporated by reference to Exhibit 10.20 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.8	Amended and Restated Main Agreement by and between DS Pharmacy, Inc., a subsidiary of drugstore.com, inc., and Rite Aid Hdqtrs. Corp., a subsidiary of Rite Aid Corporation, dated September 3, 2008 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated September 3, 2008 (SEC File No. 000-26137)).

10.9	Amended and Restated Pharmacy and Private Label Supply and Services Agreement by and between DS Pharmacy, inc., a subsidiary of the Registrant, and Rite Aid Hdqtrs. Corp., a subsidiary of Rite Aid, dated September 3, 2008 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K dated September 3, 2008 (SEC File No. 000-26137)).

10.10	Main Agreement dated June 17, 1999, between drugstore.com, inc. and General Nutrition Corporation (incorporated by reference to Exhibit 10.28 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.11	Governance Agreement dated June 17, 1999, among drugstore.com, inc., General Nutrition Corporation and General Nutrition Investment Company (incorporated by reference to Exhibit 10.30 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.12	Registration Rights Agreement dated as of December 8, 2003 by and among drugstore.com, inc. and the other signatories thereto (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 23, 2003 (SEC File No. 000-26137)).

10.13	Lease Agreement dated August 30, 1999, between DS Distribution, Inc. and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999 (SEC File No. 000-26137)).

10.14	Amendment No. 1 to Lease Agreement dated December 10, 2003, between DS Distribution, Inc. and Liberty Vendor I, L.P (as successor in interest to the Northwestern Mutual Life Insurance Company) (incorporated by reference to Exhibit 10.23 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.15	Amendment No. 2 to Lease Agreement dated December 1, 2009, between DS Distribution, Inc. and Liberty Vendor I, L.P (as successor in interest to the Northwestern Mutual Life Insurance Company).

10.16	Standard Industrial Lease—Multi-Tenant dated May 2, 2003 between Sam-Cher Holdings, Inc. and International Vision Direct, Inc. (incorporated by reference to Exhibit 10.24 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.17	First Amendment to Lease dated August 1, 2008 between Sam-Cher Holdings, Inc. and Vision Direct, Inc., successor to International Vision Direct, Inc. (incorporated by reference to Exhibit 10.16 to drugstore.com, inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008 (SEC File No. 000-26137)).

10.18	Industrial Building Lease dated June 20, 2007 between DS Distribution, Inc. and U.S. Industrial REIT II (incorporated by reference to Exhibit 10.17 to drugstore.com, inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008 (SEC File No. 000-26137)).

10.19	First Amendment to Industrial Building Lease dated October 10, 2007 between DS Distribution, Inc. and U.S. Industrial REIT II (incorporated by reference to Exhibit 10.18 to drugstore.com, inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008 (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description
10.20	Sublease effective as of June 1, 2003 between Nova Scotia Power Incorporated and International Vision Direct Ltd. (incorporated by reference to Exhibit 10.25 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.21	Office Lease Agreement dated August 16, 2004, between EOP-Northwest Properties, L.L.C. and drugstore.com, inc. (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (SEC File No. 000-26137)).

10.22	Sublease Agreement dated December 10, 2007 between Rod Asher and Associates, Ltd. and drugstore.com, inc. (incorporated by reference to Exhibit 10.21 to drugstore.com, inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008 (SEC File No. 000-26137)).

10.23	Amended and Restated Loan and Security Agreement dated December 29, 2004 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006 (SEC File No. 000-26137)).

10.24	Third Amendment to Loan and Security Agreement dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006 (SEC File No. 000-26137)).

10.25	Loan and Security Agreement dated March 5, 2009 (incorporated by reference to Exhibit 10.24 to drugstore.com, inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC File No. 000-26137)).

10.26	Settlement Agreement dated May 8, 2009 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 (SEC File No. 000-26137)).

10.27	Offer letter of Dawn Lepore dated September 21, 2004 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K/A filed November 3, 2004 (SEC File No. 000-26137)).

10.28	Letter agreement with Dawn Lepore dated December 28, 2006 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 29, 2006 (SEC File No. 000-26137)).

10.29	Letter agreement with Dawn Lepore dated December 31, 2008 (incorporated by reference to Exhibit 10.27 to drugstore.com, inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008 (SEC File No. 000-26137)).

10.30	Letter agreement with Dawn Lepore dated January 26, 2009 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated January 26, 2009)(SEC File No. 000-26137)).

10.31	Offer letter of Yukio Morikubo dated November 10, 2006 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K filed December 4, 2006 (SEC File No. 000-26137)).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Potter, Vice President, Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description
32.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert P. Potter, Vice President, Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

drugstore.com, inc.

We have audited the accompanying consolidated balance sheets of drugstore.com, inc. as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of drugstore.com, inc. at January 3, 2010 and December 28, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2009, the Company changed its method of accounting for instruments indexed to an entity’s own stock and its method of accounting for unvested share-based payments with nonforfeitable rights to dividends.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), drugstore.com, inc.’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 16, 2010

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 3, 2010	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$22,175	$25,197
Marketable securities	14,678	12,997
Accounts receivable, net of allowances	15,073	9,108
Inventories	40,212	32,704
Other current assets	2,467	2,128
Assets of discontinued operations	—	5,954

Total current assets	94,605	88,088
Fixed assets, net	24,165	28,306
Other intangible assets, net	3,398	3,731
Goodwill	32,202	32,202
Other long-term assets	159	222

Total assets	$154,529	$152,549

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,628	$31,208
Accrued compensation	6,047	4,416
Accrued marketing expenses	5,247	4,630
Other current liabilities	1,563	4,560
Current portion of long-term debt obligations	195	2,998
Liabilities of discontinued operations	—	5,946

Total current liabilities	51,680	53,758
Long-term debt obligations, less current portion	3,011	2,567
Deferred income taxes	959	953
Other long-term liabilities	1,213	1,071

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 100,362,285 and 96,547,079 shares issued, and 100,256,729 and 96,547,079 shares outstanding	869,146	864,282
Treasury stock, at cost, 105,556 shares	(151)	—
Accumulated other comprehensive income (loss)	(98)	57
Accumulated deficit	(771,231)	(770,139)

Total stockholders’ equity	97,666	94,200

Total liabilities and stockholders’ equity	$154,529	$152,549

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Net sales	$412,832	$366,579	$339,331
Costs and expenses:
Cost of sales	293,545	263,697	248,308
Fulfillment and order processing	45,759	43,377	39,817
Marketing and sales	38,293	33,591	30,080
Technology and content	24,880	23,011	18,258
General and administrative	17,247	19,034	20,928
Amortization of intangible assets	477	867	1,234

Total costs and expenses	420,201	383,577	358,625

Operating loss	(7,369)	(16,998)	(19,294)
Interest income, net	46	631	1,675

Loss from continuing operations	(7,323)	(16,367)	(17,619)
Gain from discontinued operations, net of tax	5,946	8,080	6,108

Net loss	$(1,377)	$(8,287)	$(11,511)

Basic and diluted loss from continuing operations per share	$(0.07)	$(0.17)	$(0.18)
Basic and diluted gain from discontinued operations per share	$0.06	$0.08	$0.06

Basic and diluted net loss per share	$(0.01)	$(0.09)	$(0.12)

Weighted average shares outstanding	96,950,189	96,481,787	95,350,046

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury Stock		Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	94,335,027	$843,026	—	$—	$(7)	$(750,341)	$92,678

Exercise of stock options	1,869,075	4,142	—	—	—	—	4,142
Employee stock purchase plan	92,585	224	—	—	—	—	224
Stock-based compensation	—	8,801	—	—	—	—	8,801
Net loss and comprehensive income	—	—	—	—	34	(11,511)	(11,477)

Balance at December 30, 2007	96,296,687	856,193	—	—	27	(761,852)	94,368
Exercise of stock options and warrants	158,345	336	—	—	—	—	336
Employee stock purchase plan	92,047	189	—	—	—	—	189
Stock-based compensation	—	7,564	—	—	—	—	7,564
Net loss and comprehensive income	—	—	—	—	30	(8,287)	(8,257)

Balance at December 28, 2008	96,547,079	864,282	—	—	57	(770,139)	94,200
Exercise of stock options and warrants	55,546	122	—	—	—	—	122
Employee stock purchase plan	106,500	94	—	—	—	—	94
Restricted stock issued, net of 5,262 cancelled shares	3,547,604	—	—	—	—	—	—
Treasury stock purchases	—	—	105,556	(151)	—	—	(151)
Stock-based compensation	—	5,055	—	—	—	—	5,055
Cumulative effect of change in accounting principle	—	(407)	—	—	—	285	(122)
Net loss and comprehensive loss	—	—	—	—	(155)	(1,377)	(1,532)

Balance at January 3, 2010	100,256,729	$869,146	105,556	$(151)	$(98)	$(771,231)	$97,666

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Operating Activities:
Net loss	$(1,377)	$(8,287)	$(11,511)
Less gain from discontinued operations	5,946	8,080	6,108

Loss from continuing operations	(7,323)	(16,367)	(17,619)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	12,682	10,912	7,504
Amortization of intangible assets	477	867	1,234
Stock-based compensation	5,400	7,564	8,801
Other	(33)	(59)	14
Changes in:
Accounts receivable	(5,965)	1,891	(337)
Inventories	(7,508)	(1,467)	(5,155)
Other assets	(276)	1,514	(929)
Accounts payable, accrued expenses and other liabilities	6,346	(4,845)	6,359

Net cash provided by (used in) continuing operations	3,800	10	(128)
Net cash provided by discontinued operations	—	9,903	7,906

Net cash provided by operating activities	3,800	9,913	7,778

Investing Activities:
Purchases of marketable securities	(15,910)	(46,926)	(27,544)
Sales and maturities of marketable securities	14,130	51,705	37,141
Purchases of fixed assets	(8,323)	(13,197)	(14,249)
Proceeds from the sale of discontinued operations	5,946	3,964	—
Purchases of intangible assets	(145)	—	(456)

Net cash used in investing activities	(4,302)	(4,454)	(5,108)

Financing Activities:
Proceeds from exercise of stock options, warrants, and employee stock purchase plan	216	525	4,366
Proceeds from term loan and line of credit	2,986	5,000	4,000
Principal payments on capital leases, line of credit and term loan obligations	(5,571)	(4,359)	(5,857)
Purchase of treasury stock	(151)	—	—

Net cash provided by (used in) financing activities	(2,520)	1,166	2,509

Net increase (decrease) in cash and cash equivalents	(3,022)	6,625	5,179
Cash and cash equivalents at beginning of year	25,197	18,572	13,393

Cash and cash equivalents at end of year	$22,175	$25,197	$18,572

Supplemental Cash Flow Information:
Cash paid for interest	$215	$360	$402
Equipment acquired in capital lease agreements	226	524	469

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

drugstore.com, inc. (drugstore.com) is a leading online provider of health, beauty, vision, and pharmacy products. We offer health, beauty, household, and other non-prescription products and prescription medications through our web store located at www.drugstore.com. We also offer prestige beauty products through our web store located at www.beauty.com (which is also accessible through the drugstore.com website); contact lenses through our wholly owned subsidiary Vision Direct Inc. (Vision Direct), through web stores located at www.visiondirect.com, www.lensmart.com, www.lensworld.com, and www.lensquest.com (which are also accessible through the drugstore.com website); customized nutritional supplement programs through our wholly owned subsidiary, Custom Nutrition Services, Inc. (CNS); and offer category specific products through our microsites located at www.sexualwellbeing.com, www.thenaturalstore.com, www.allergysuperstore.com and www.athisbest.com. We also offer health and beauty products through www.riteaidonlinestore.com; and non-prescription products offered through Medco Health Solutions, Inc.’s (Medco) web store located at www.medcohealthstore.com. Our products are also available toll-free by telephone at 1-800-DRUGSTORE and 1-800-VISIONDIRECT.

On February 19, 2010, we completed our acquisition of Salu, Inc., the owner of the web store www.skinstore.com and operator and fulfillment partner for www.spalook.com. Through these web stores, we will offer clinical skin care and spa products and combined with our beauty business we will be one of the largest online beauty retailers offering mass beauty products, prestige brands, and clinical skincare products. Because the transaction occurred after our 2009 fiscal year end, our fiscal year 2009 consolidated financial statements do not include the results of operations or financial position of Salu. See Note 14 for additional information.

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

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates include, but are not limited to, revenue recognition, inventories, goodwill and intangible assets, stock-based compensation, deferred taxes, and commitments and contingencies. Actual results could differ from our estimates, and these differences could be material.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents include money market funds and commercial paper.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The evaluation includes our view that our investments in debt securities are available to support current operations and therefore classified as a current asset. At January 3, 2010 and December 28, 2008, marketable securities, which are considered available-for-sale, consisted primarily of government bonds, corporate notes, and commercial paper. Marketable securities are carried at fair value. Net unrealized holding gains were $35,000 at January 3, 2010 and $133,000 at December 28, 2008. Cost of securities sold is determined using the specific identification method.

We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the issuer’s price in relation to the price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the issuer, and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge against net earnings. No such charges have been recorded in fiscal years 2009, 2008, and 2007.

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

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2—Inputs include unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3—Inputs for the asset or liability are unobservable but reflect our assumptions that we believe market participants would use in pricing the asset or liability.

The carrying value approximates the fair value for all financial instruments that we do not measure at fair value on the balance sheet, including accounts receivable and debt, due to the short-maturities of the instruments. See Note 4 for a summary of our assets that we measure at fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of our holdings of cash, cash equivalents, marketable securities, and accounts receivable. Our credit risk is managed by investing our cash equivalents and marketable securities in high-quality money market instruments and securities

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Sales subject to reimbursements collected from insurance companies, pharmacy benefit managers (PBMs), and managed care organizations through our relationship with Rite Aid currently represent 17% of our mail-order pharmacy sales.

Accounts Receivable

Accounts receivable consists primarily of the net amounts to be collected from third parties, including amounts collectible related to credit card purchases, vendor volume purchase and rebate allowances, amounts collectible from advertising agreements, amounts due from Rite Aid for co-payment and insurance reimbursement payments collected on our behalf, amounts due from Medco related to the Medco web store, OTC fulfillment fees related to our agreement with Weil Lifestyle, LLC (Weil), and product revenue generated through our merchant agreements with Amazon.com, Inc. (Amazon.com). Accounts receivable are recorded net of allowances for doubtful accounts, which were $69,000 as of January 3, 2010 and $16,000 as of December 28, 2008. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time receivables are past due, previous loss history, our ability to offset our obligations, and the customer’s ability to pay its obligation. We write off accounts receivable when they become uncollectible, and any payments subsequently received are applied to the allowance for doubtful accounts.

Inventories

Inventories consist of finished goods and are stated at the lower of cost (using the weighted average cost method) or the current estimated market value and adjusted for shrinkage, slow moving, damaged, and expired inventory. We currently purchase our non-pharmaceutical inventory directly from manufacturers and distributors. Through our agreement with Rite Aid, have the right to purchase its pharmaceutical inventory and Rite Aid private label over-the-counter products through Rite Aid. As a result of this relationship, Rite Aid remains one of our largest suppliers.

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

Included in fixed assets is the cost of internally developed software and website development, including software used to upgrade and enhance our websites. We expense all costs related to internally developed software other than those costs incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, generally three years. Internal labor costs, including benefit costs, and third-party consulting costs totaling $6.6 million, $12.0 million, and $10.8 million, were capitalized during the fiscal years ended January 3, 2010, December 28, 2008, and December 30, 2007, respectively.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases

We categorize leases at their inception as either operating or capital leases depending on certain defined criteria. We recognize operating lease costs on a straight-line basis without regard to deferred payment terms and lease incentives are treated as a reduction of our costs over the term of the agreement.

Other Intangible Assets

Other intangible assets consist of trade names, domain names, patents and customer lists acquired in connection with the purchase of Vision Direct, CNS and our private label de~luxe™ brand of natural, spa quality personal care products. All definite-lived intangible assets are being amortized over their expected useful lives, which range from two to ten years.

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

During fiscal 2009, we estimated the fair value of our reporting units by preparing a discounted cash flow analysis using forward looking projections of our estimated future operating results. Based on the results of the discounted cash flow analysis, we concluded that the fair value of our reporting units exceeds the carrying value, and therefore goodwill is not impaired. We also considered as an indicator of market value the market value of our common stock during the fourth quarter.

The significant assumptions used in our discounted cash flow analysis included: projected operating results, the discount rate used to present value future cash flows, and capital expenditures. Projected operating results assumptions include sales growth assumptions which are based on historical trends, and to a lesser extent, future sales growth from new strategic partnerships or initiatives. Also included in projected operating results are gross margin and operating cost growth assumptions which are based on historical relationship of those measures compared to sales. Our discount rate is a “market participant” weighted average cost of capital (WACC). Our capital expenditure assumptions are based on our planned capital expenditures for existing and new projects. Sensitivity tests were performed on our significant assumptions and determined that a reasonable, negative change in assumptions would not impact our conclusions.

During fiscal years 2008 and 2007, we also performed our annual goodwill impairment review and determined that the fair value of each of our reporting units was greater than the carrying value and, accordingly, no impairment charges were recorded.

Long-Lived Assets

We review the carrying values of our amortized long-lived assets, including definite-lived intangible assets, whenever an indicator of impairment exists. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, we perform an evaluation of recoverability. The determination of whether

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We review our indefinite-lived intangible assets, other than goodwill, for impairment annually during the fourth quarter or when an indicator of impairment exists. We compare the carrying value of the asset to its estimated fair value and record an impairment charge when the carrying value of the asset exceeds the estimated fair value. Based upon our review, we recorded no impairment for amortized or unamortized long-lived assets in fiscal 2009, 2008, or 2007.

Net Sales

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

OTC¸ Vision, and Mail-Order Pharmacy. We record revenues from sales of OTC, vision, and mail-order pharmacy when the products are shipped and title passes to customers, net of promotional discounts, cancellations, rebates, and returns allowances. We generally require payment by credit card at the point of sale. We estimate return allowances, which reduce product sales by our estimate of expected product returns, based on our historical experience. Historically, product returns have not been significant and have not differed significantly from our estimates.

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

Consignment and Drop-ship Arrangements. We record revenues generated by consignment arrangements with GNC, Rite Aid and Medco in our OTC segment on a net basis because we do not take title to the inventory and do not establish pricing. We record revenues generated from our drop-ship arrangements with vendors in our OTC segment on a gross basis when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Strategic Partnerships. We record revenues generated from the Amazon.com Marketplace in our OTC segment on a gross basis, because we act as a principal, based on the fact that we are subject to inventory risk, have latitude in establishing prices and selecting suppliers. We record revenues generated by the Weil agreement in our OTC segment on a net basis, because we act as an agent, based on the fact that we earn a fixed dollar amount per customer transaction regardless of the amount billed to the customer, and we do not bear general inventory risk associated with these sales. We record revenues generated from the Medco and Rite Aid online stores (excluding consignment sales) in our OTC segment on a gross basis, because we act as a principal, based on the fact that we are subject to inventory and credit risk, have latitude in establishing prices and selecting suppliers. Medco and Rite Aid earn a percentage of the contribution margin, defined as net sales, less direct costs of these sales and the incremental cost of fulfilling, processing and delivering the order, from the Medco and Rite Aid online stores, respectively, which we record in marketing and sales expense in the consolidated statements of operations.

Revenue Arrangements with Multiple Deliverables. When we enter into arrangements with multiple deliverables we evaluate the following criteria that must be met in order for the deliverables in the arrangement to be treated as separate units of accounting; (1) the delivered item has value on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. When the separation criteria are not met, the delivered item is accounted for as a combined unit of accounting with the undelivered item. Therefore, revenue for the delivered and undelivered items are recognized over the service period of the last delivered item or if it is not a service, when the last item is delivered.

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

Shipping Activities

Our revenues from shipping charges to customers are included in net sales and were $14.3 million, $14.8 million, and $15.4 million for the years ended January 3, 2010, December 28, 2008, and December 30, 2007. Outbound shipping costs are included in cost of sales and were $29.0 million, $26.8 million, and $24.8 million for the years ended January 3, 2010, December 28, 2008, and December 30, 2007. The net cost to us of shipping activities was $14.7 million, $12.0 million, and $9.4 million for the years ended January 3, 2010, December 28, 2008, and December 30, 2007.

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

Marketing and Sales

Marketing and sales expenses include advertising expenses, promotional expenditures, public relations expenditures, web analytical tools, web design, and payroll and related expenses for personnel engaged in

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

marketing and merchandising activities. In addition, marketing and sales expense include royalty expenses related to certain of our partnerships of $1.2 million, $91,000, and $105,000 for the years ended January 3, 2010, December 28, 2008, and December 30, 2007.

Advertising and other promotional costs, which consist primarily of online advertising, and to a lesser extent, royalty and public relations expenditures, are expensed as incurred, and were $27.5 million, $23.2 million, and $20.7 million for the years ended January 3, 2010, December 28, 2008, and December 30, 2007.

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

General and Administrative

General and administrative expenses consist of payroll and related expenses for employees involved in general corporate functions, including accounting, finance, tax, legal, and human resources, among others; corporate facility expenses, professional service expenses, and other general corporate expenses.

Interest Income and Expense

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital leases and debt obligations. Interest income for the years ended January 3, 2010, December 28, 2008, and December 30, 2007, totaled $0.3 million, $1.1 million, and $2.1 million, respectively. Interest expense was $0.2 million, $0.5 million, and $0.4 million for the years ended January 3, 2010, December 28, 2008, and December 30, 2007, respectively.

Accumulated Other Comprehensive Income/Loss

Accumulated other comprehensive income/loss consists of the accumulated net unrealized gains and losses on available-for-sale securities (see note 4) and cumulative translation adjustments from the translation of assets and liabilities of our Canadian subsidiary into U.S. dollars. Our currency translation adjustment included in accumulated other comprehensive income/loss as of January 3, 2010, December 28, 2008, and December 30, 2007 was an unrealized loss of $133,000, $76,000 and $7,000, respectively.

Income Taxes

We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

experience and expectations of future taxable income and capital gains by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. We allocate our valuation allowance to current and long-term deferred tax assets on a pro-rata basis.

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We did not have any unrecognized tax benefits. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, we have not incurred charges for interest or penalties in relation to the underpayment of income taxes. The tax years 1998 through the present remain open to examination by the major taxing jurisdictions to which we are subject.

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. The fair value of stock options and stock appreciation rights is based on the estimated grant date fair value method using the Black-Scholes valuation model. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Net Loss per Share

We compute net loss per share using the two-class method. We compute basic net loss per share by dividing net loss by the weighted-average number of shares outstanding during the applicable period, including outstanding participating securities. Participating securities include restricted stock awards as holders of these securities are entitled to receive non-forfeitable dividends prior to vesting at the same rate as holders of our common stock. Because we had a net loss for the year ended January 3, 2010, none of the loss was allocated to the participating securities. Prior to 2009, we did not have any participating securities. We compute diluted earnings per share using the weighted-average number of shares determined for the basic net loss per share computation plus the dilutive effect of common stock equivalents using the treasury stock method.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We excluded the following shares from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	For the year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Stock options and stock appreciation rights (1)	16,635,725	16,706,547	16,742,358
Warrants	400,000	400,000	865,000
Non-released restricted stock (2)	2,124,738	—	—

	19,160,463	17,106,547	17,607,358

(1)	Fiscal year 2009 excludes approximately 3.4 million shares subject to stock options and stock appreciation rights that are subject to stockholder approval.
(2)	Fiscal year 2009 excludes approximately 700,000 shares of restricted stock that are subject to stockholder approval.

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

In October 2009, the FASB issued Accounting Standards Update (ASU), 2009-13, Revenue Recognition: Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, earlier application is permitted. We do not anticipate that this update will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not anticipate that this update will have a material impact on our consolidated financial statements.

Recently Adopted New Accounting Standards

In June 2008, the FASB issued new guidance that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under guidance related to certain contracts involving an entity’s own equity. We adopted the provisions of this guidance on the first day of our fiscal year 2009 and upon adoption, we recorded a cumulative change in accounting principle, which resulted in a reduction to common stock of $407,000 and a reduction in our

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accumulated deficit of $285,000, as well as, we reclassified $285,000 to a long-term liability. Additionally, we adjust the fair value of the warrants subject to this guidance to fair market value at the end of each reporting period. For the year ended January 3, 2010, we recorded additional stock-based compensation of $345,000 related to the increase in the fair value of these warrants.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, codified as Accounting Standards Codification (ASC) 805, Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, codified as ASC 810, Consolidations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141 (R) and SFAS No. 160 did not have a material impact on our consolidated financial statements upon adoption but will have an impact on future business combinations consummated beginning in 2009.

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

The gain from the sale of the discontinued operations was $8.3 million of which $2.3 million was recognized in fiscal 2008 and $5.9 million was recognized in fiscal 2009. We have classified the results of operations of our LPU segment as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the results of operations of our LPU segment that we have classified as discontinued operations.

	For the year ended
	January 3, 2010	December 28, 2008	December 30, 2007
	(in thousands)
Net sales	$—	$80,943	$106,392
Cost of sales	—	70,383	93,611
Fulfillment and order processing	—	3,285	4,383
Marketing and sales	—	1,527	2,290

Income from discontinued operations	—	5,748	6,108
Net gain from sale of discontinued operations	5,946	2,332	—

Gain from discontinued operations (taxes $0, $0, and $0)	$5,946	$8,080	$6,108

3. Strategic Agreements

Agreements with Medco

In November 2008, we entered into a five year web store hosting and fulfillment agreement with Medco whereby drugstore.com provides technical development and operation services, consumer health products and OTC merchandising, fulfillment capabilities and customer care for the non-prescription-drug offerings in the Medco branded online store. The agreement allows for termination at the end of 2011 by either party and will automatically renew for additional one-year terms thereafter unless written notice of intent to terminate is delivered by either party at least 90 days prior to expiration of the then current term. In June 2009, we launched the Medco branded online store. Under the terms of this agreement, we retain the gross revenues collected from the Medco branded online store, and Medco earns a percentage of the contribution margin generated by the Medco branded online store. We record the amount paid to Medco as a marketing and sales expense in our consolidated statements of operations.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Also on September 3, 2008, we entered into a two year web store and fulfillment agreement with Rite Aid whereby drugstore.com provided site design, development, hosting, customer service, and fulfillment for the Rite Aid online store. In December 2008, we launched the Rite Aid online store. Under the terms of this agreement, we retain the gross revenues collected from the Rite Aid online store, and Rite Aid earns a percentage of the contribution margin generated by the Rite Aid online store. We record the amount paid to Rite Aid as a marketing and sales expense in our consolidated statements of operations.

Agreement with GNC

We have an agreement with GNC under which we are an online provider of GNC-branded products. In June 2009, our 10-year agreement, which gave us the nonexclusive right to sell these products, was automatically extended under the terms of the agreement until such time notice is given by either party to terminate. As part of this relationship, we created the GNC Store within the drugstore.com website, which is dedicated to selling GNC products on a consignment basis. We retain a percentage of the gross revenues that we collect from sales of GNC products and recognize only the net amount we retain as revenues. We have also agreed with GNC to co-promote each other’s products and services in both traditional and online marketing efforts, including GNC’s placement of a link to our website on the GNC website.

A portion of the non-cash consideration relating to the agreements with GNC was allocated to vendor agreements and classified within other intangible assets. The assets were amortized on a straight-line basis over their contractual life of 10 years, ending in June 2009.

Agreements with Amazon.com

In June 2009, we entered into a three-year merchant agreement with Amazon.com, a related party, to sell OTC products through the marketplace on the Amazon.com website. In September 2007, we entered into a three-year merchant agreement with Amazon.com to sell prestige beauty products through the Beauty.com marketplace on the Amazon.com website. We ship the Amazon.com orders from our distribution facility in exchange for an agreed-upon product price less a referral fee. Product revenue generated by the merchant agreements totaled $3.6 million in 2009, $1.3 million in 2008 and $124,000 in 2007, and referral fees paid totaled $602,000 in 2009, $221,000 in 2008 and $20,000 in 2007. As of January 3, 2010, December 28, 2008, and December 30, 2007, amounts due from Amazon.com totaled $284,000, $49,000 and $21,000, respectively.

Agreement with Weil Lifestyle

In November 2008, we entered into an amended and restated fulfillment agreement with Weil whereby we provide fulfillment and customer service operations in exchange for an agreed-upon fulfillment fee through December 31, 2011. This agreement replaces our previous three-year fulfillment agreement with Weil entered into on December 31, 2005.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents, and marketable securities consist of the following:

	January 3, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Fair Value
	(in thousands)
Cash and money market funds	$19,375	$—	$—	$19,375
Commercial paper	2,800	—	—	2,800

Cash and cash equivalents	22,175	—	—	22,175

U.S. government agency obligations	9,365	35	—	9,400
Corporate notes and bonds (2)	1,680	—	—	1,680
Commercial paper	3,598	—	—	3,598

Marketable securities (3)	14,643	35	—	14,678

Total cash, cash equivalents and marketable securities	$36,818	$35	$—	$36,853

	December 28, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Fair Value
	(in thousands)
Cash and money market funds	$21,601	$—	$—	$21,601
Commercial paper	3,595	1	—	3,596

Cash and cash equivalents	25,196	1	—	25,197

U.S. government agency obligations	9,462	118	—	9,580
Corporate notes and bonds (2)	2,505	12	—	2,517
Commercial paper	898	2	—	900

Marketable securities	12,865	132	—	12,997

Total cash, cash equivalents and marketable securities	$38,061	$133	$—	$38,194

(1)	As of January 3, 2010 and December 28, 2008, there were no investments where the cost and fair value had loss positions. We evaluated the nature of our investments, credit worthiness of the issuer, and the duration of any impairments to determine if an other-than-temporary decline in fair value had occurred.
(2)	Corporate notes and bonds include investments in corporate institutions. No single issuer represents a significant portion of the total corporate notes and bonds portfolio.
(3)	We consider marketable securities to be available-for-sale, and as of January 3, 2010 they have contractual maturity dates that are within one year.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	January 3, 2010
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
	(in thousands)
Cash	$12,316	$—	$—	$—	$12,316
Money market funds (1)	—	7,059	—	—	7,059
Commercial paper (2)	—	—	6,398	—	6,398
U.S. government agency obligations (3)	—	—	9,400	—	9,400
Corporate notes and bonds (3)	—	—	1,680	—	1,680

	$12,316	$7,059	$17,478	$—	$36,853

	December 28, 2008
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
	(in thousands)
Cash	$18,807	$—	$—	$—	$18,807
Money market funds (1)	—	2,794	—	—	2,794
Commercial paper (2)	—	—	4,496	—	4,496
U.S. government agency obligations (3)	—	—	9,580	—	9,580
Corporate notes and bonds (3)	—	—	2,517	—	2,517

	$18,807	$2,794	$16,593	$—	$38,194

(1)	Included in cash and cash equivalents in the consolidated balance sheets. We determined fair values based on quoted market prices.
(2)	Included in cash and cash equivalents in the consolidated balance sheets if the investment has a maturity of three months or less from the date of purchase or included in marketable securities if the investment has a maturity in excess of three months from the date of purchase. We determined fair values based on observable market prices in less active markets or quoted market prices for similar instruments.
(3)	Included in marketable securities in the consolidated balance sheets. We determined fair value based on observable market prices in less active markets or quoted market prices for similar instruments.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fixed Assets

Fixed assets consist of the following:

	January 3, 2010	December 28, 2008
	(in thousands)
Computers and equipment	$25,711	$26,421
Purchased and internally developed software	45,000	37,576
Furniture and fixtures	2,653	2,638
Leased assets	6,121	6,022
Leasehold improvements	10,838	10,967

	90,323	83,624
Less accumulated depreciation and amortization	(69,725)	(58,881)

	20,598	24,743
Construction in progress	3,567	3,563

Total	$24,165	$28,306

Depreciation expense on fixed assets was $12.7 million in 2009, $10.9 million in 2008, and $7.5 million in 2007. Accumulated amortization on leased assets was $5.8 million and $5.0 million as of January 3, 2010 and December 28, 2008. Amortization on leased assets is included in depreciation expense.

6. Other Intangible Assets and Goodwill

Intangible Assets

The other intangible assets balances as of January 3, 2010 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount (1)	Acquisitions	Accumulated Amortization (1)	Net Balance
Vision Direct trade name	indefinite	$2,700	$—	$—	$2,700
Trademarks	indefinite	252	40	—	292
Technology license, domain names and other	8.4	709	105	(408)	406

Total other intangible assets	8.4	$3,661	$145	$(408)	$3,398

(1)	During 2009, we wrote off $12.3 million of fully amortized intangible assets related to our GNC vendor agreement with a net book value of $0.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The other intangible assets balances as of December 28, 2008 were as follows (in thousands):

	Weighted Average Years Useful Life	Gross Carrying Amount (1)	Acquisitions	Accumulated Amortization (1)	Net Balance
Vision Direct trade name	indefinite	$2,700	$—	$—	$2,700
Truescents trademark	indefinite	252	—	—	252
GNC vendor agreement	10	12,265	—	(11,893)	372
Technology license, domain names and other	9	709	—	(302)	407

Total other intangible assets	9.9	$15,926	$—	$(12,195)	$3,731

(1)	During 2008, we wrote-off $8.3 million of fully amortized intangible assets related to our vision business with a net book value of $0.

The following table summarizes our estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal year
2010	$118
2011	114
2012	86
2013	67
2014	21

Total	$406

Goodwill

Goodwill in our OTC segment includes $2.7 million related to the acquisition of CNS in 2003 and $5.7 million related to our acquisition of Beauty.com in 2000. Goodwill in our vision segment includes $23.8 million related to the acquisition of Vision Direct in 2003. There were no changes to goodwill in fiscal years 2009 or 2008.

7. Long-Term Obligations

Line of Credit and Term Loans

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the higher of prime rate plus 0.50% (3.75% at January 3, 2010), or 4.50% for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. In the third quarter of 2009, we paid off the existing term loan and borrowed approximately $3.0 million on the revolving line of credit under this facility, which was outstanding as of January 3, 2010. In addition, availability under the line of credit was reduced by a $541,000 letter of credit we

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provided to our landlord. Accordingly, the available borrowings under the line of credit were approximately $21.5 million at January 3, 2010. In February 2010, we financed a portion of the cash payable at the closing of the acquisition of Salu and therefore borrowed $10.0 million under our revolving two-year line of credit, effectively reducing the available borrowings under our line of credit. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow, which we were in compliance with as of January 3, 2010. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of January 3, 2010, none of these events had occurred.

The balance outstanding on our term loan under our previous agreement with our existing bank, which was replaced by the agreement above, totaled $5.5 million as of December 28, 2008, and there was no balance outstanding under the line of credit as of December 28, 2008.

Capital Leases

In July 2006, we entered into an agreement to finance equipment in our distribution center totaling $1.9 million under a non-cancelable capital lease. The lease was payable in 36 monthly installments of approximately $60,000 beginning January 2007 and ending December 2009, and accrued interest at a rate of 8%. As of January 3, 2010 and December 28, 2008, the amount due under the agreement was $0 and $690,000, respectively.

We also lease computer equipment under non-cancelable capital leases. Capital lease obligations bear interest at approximately 8% and mature 24 months from the date of funding. We secured additional funds of $226,000 during 2009 and $524,000 during 2008, through capital lease financing agreements, through which we financed certain computer equipment and software for periods of two years. We are in compliance with all covenants required by these agreements. These amounts are included in the table below within the category of capital leases.

Maturities of long-term obligations at January 3, 2010 are as follows (in thousands):

Fiscal Year	Line of Credit	Capital Leases	Total
2010	$—	$205	$205
2011	2,986	26	3,012

Total minimum payments	2,986	231	3,217
Less amounts representing interest	—	(11)	(11)

Present value of minimum payments	2,986	220	3,206
Less current portion of long-term obligations	—	(195)	(195)

Non-current portion of long-term obligations	$2,986	$25	$3,011

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies

Operating Leases

We lease office, distribution center, and call center facilities under non-cancelable operating leases, which include fixed rental payments ending between 2010 and 2020. We have the option to extend some of these leases for one or two additional terms of five years. In addition, we lease various office and IT equipment under operating leases. Total rent expense under operating leases was $3.6 million in 2009, $3.7 million in 2008, and $3.4 million in 2007.

In December 2009, we entered into an agreement to extend our operating lease for our primary distribution facility located in Swedesboro, New Jersey, where we lease approximately 270,000 square feet. Under the terms of the amended agreement, the lease will expire in December 2020, with options to renew for two additional five-year periods, which if exercised, would extend the lease expiration to December 2030.

In August 2004, we entered into an operating lease for approximately 53,000 square feet for our corporate headquarters. The lease expires on July 31, 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. In connection with the lease, we received landlord-provided incentives of approximately $2.3 million in the form of tenant improvements, which have been recorded as additions to fixed assets and other current and long-term liabilities and are being amortized over the term of the lease. As of January 3, 2010 and December 28, 2008, our long-term deferred rent liability totaled $0.7 million and $1.0 million, respectively, and our current deferred rent liability totaled $0.3 million.

In connection with the lease arrangements for our corporate headquarters, we are required to provide a standby letter of credit to our landlord as a security deposit, which will be renewed annually until the end of the lease term. The standby letter of credit is funded under our revolving line of credit and is not required to be secured with cash.

Future minimum commitments at January 3, 2010 are as follows (in thousands):

Fiscal Year	Operating Leases
2010	$2,895
2011	2,482
2012	2,419
2013	1,836
2014	1,068
Thereafter	6,976

Total minimum payments	$17,676

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

The parties in the approximately 300 coordinated cases, including the parties in drugstore.com’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including drugstore.com. A group of three objectors has filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Judgment was entered on December 3, 2009. Plaintiffs have filed an opposition to the petition. Six notices of appeal to the Second Circuit have been filed by different groups of objectors, including one notice filed by the objectors who filed the petition to appeal. The time to file additional notices of appeal has run.

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

1-800 Contacts Litigation. On February 26, 2008, 1-800 Contacts, Inc. (1-800 Contacts) filed an action in the U.S. District Court for the District of Utah, Central Division against us and our subsidiary Vision Direct alleging direct and contributory trademark infringement and dilution under federal and state law, unfair competition, intentional interference with economic relations, and unjust enrichment. One day later, on February 27, 2008, 1-800 Contacts filed a separate action in the U.S. District Court for the Southern District of New York against Vision Direct alleging breach of a 2004 settlement agreement between Vision Direct and 1-800 Contacts. In both actions, 1-800 Contacts was seeking monetary damages as well as injunctive relief. We agreed to mediate the dispute with 1-800 Contacts and on May 8, 2009, we reached an agreement with 1-800 Contacts that provides, without admission of wrongdoing or liability, for a one-time payment of $475,000 from Vision Direct, Inc. to 1-800 Contacts and mutual releases of all claims that have been or could have been brought. The settlement was included in the consolidated statements of operations in the first quarter of 2009.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

State Sales Tax Claims. In 2002, we received an arbitrary assessment notice from the state of New Jersey for past sales tax due from fiscal years 2000 and 2001, based on its best estimate of sales revenue numbers during those periods. In March 2003, we filed an appeal with the Tax Court of New Jersey, based on the fact that the state of New Jersey was pursuing its claim specifically against one of our consolidated subsidiaries that was not a retailing entity in that state. On February 19, 2008, we were informed of the decision by the Tax Court of New Jersey against us. On April 23, 2009, we reached a resolution with the State of New Jersey, regarding sales and use taxes owed by us for the years 2000 to 2008. We paid an aggregate of approximately $1.7 million based on two assessments for sales and use tax, interest, and penalties for 2000 through February 22, 2008, in full satisfaction of our obligations for use taxes for those years. We recognized an expense of $2.5 million in 2007 and a benefit of $1.2 million in 2009 in the consolidated statements of operations related to the assessments.

Other. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition, or operating results, other than those listed above.

9. Income Taxes

No federal tax benefit or expense was recorded in 2009, 2008, or 2007 due to our ongoing operating losses. In addition, no tax benefit or expense related to discontinued operations has been recorded due to the continuing and historical tax losses related to the LPU business. Our deferred tax assets consist primarily of net operating loss carry-forwards and amortization and impairment of intangible assets. We have provided a valuation allowance for our deferred tax assets to an amount expected to be realized. The decrease in the valuation allowance on the deferred tax assets was $6.6 million in 2009, and the increase in the valuation allowance was $4.0 million in 2008.

At January 3, 2010, we had approximately $579.6 million of federal net operating loss carry-forwards that will expire beginning in 2018. Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years. As of January 3, 2010, there were no significant limitations on the use of our existing net operating loss under Internal Revenue Code Section 382.

At January 3, 2010, we had approximately $62.8 million of state net operating loss carry-forwards that expire beginning in 2010.

Approximately $10.7 million of our net loss carry-forwards are related to tax-deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carry-forwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at the enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	January 3, 2010	December 28, 2008
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward (federal)	$201,837	$198,529
Net operating loss carry-forward (state)	3,822	10,730
Depreciation, amortization and impairment of intangible assets	27,537	32,006
Tax credit carry-forwards	1,414	1,323
Stock based compensation	10,451	8,799
Other temporary differences	2,749	3,027

Total gross deferred tax assets	247,810	254,414
Less valuation allowance	(247,810)	(254,414)

Net deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Indefinite-lived intangible asset	(959)	(953)

Net deferred tax liability	$(959)	$(953)

A reconciliation of income taxes from continuing operations computed at the statutory rate to the income tax amount recorded is as follows:

	January 3, 2010	December 28, 2008	December 30, 2007
Income tax benefit at statutory rate	$481	$2,899	$4,028
State taxes, net of federal impact	242	2,093	1,427
State net operating loss expiration	(7,569)	(597)	—
Other	(188)	(190)	56
Impact of rate change—State	430	(172)	4,756
Impact of rate change—Federal	—	—	2,369
Decrease (increase) in valuation allowance	6,604	(4,033)	(12,636)

Total income tax benefit	$—	$—	$—

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders’ Equity

Outstanding Warrants

We have the following outstanding warrants as of January 3, 2010, issued in connection with various consulting agreements. The fair value of the warrants was determined using the Black-Scholes option pricing model and recorded in general and administrative expenses in the consolidated statements of operations as follows:

	Shares	Exercise Price	Expiration Date	Stock-compensation expense (in thousands)
Issue Date				FY 2009	FY 2008	FY 2007
June 2008	50,000	$2.53	June 2018	$—	$69	$—
March 2008	100,000	$2.53	March 2018	—	163	—
June 2007 (2)	200,000	$2.50	June 2017	345	—	407
July 2007	50,000	$2.53	July 2017	—	—	121

	400,000			$345	$232	$528

(1)	In February 2010, we issued a fully vested warrant to purchase 300,000 shares of our common stock at $2.00 per share, expiring in February 2020, in connection with a three-year advisory agreement. The fair value of the warrant, determined using the Black-Scholes option pricing model, was $727,000 and will be recorded in general and administrative expenses in the consolidated statements of operations in the first quarter of 2010.
(2)	At the end of each reporting period, we adjust the fair value of the June 2007 warrants as they are considered liability instruments.

Common Stock Reserved for Future Issuance

The following table represents the number of shares of common stock reserved for future issuance as of January 3, 2010:

Stock option plans (1)	16,635,725
Warrants to purchase common stock (2)	400,000

17,035,725

(1)	Excludes approximately 3.4 million shares subject to stock options and stock appreciation rights that are subject to stockholder approval.
(2)	We issued an additional warrant to purchase 300,000 shares of common stock at $2.00 per share in February 2010.

11. Employee Benefit Plans

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all of our employees (401(k) Plan). Eligible employees may contribute amounts to the 401(k) Plan via payroll withholding, subject to certain limitations. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits us but does not require us to make additional matching contributions to the 401(k) Plan on behalf of all participants in the 401(k) Plan. Beginning in

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2008, we began matching 25% of the employee contributions up to $1,000. We made matching contributions under our 401(k) Plan of approximately $200,000 in 2009 and $180,000 in 2008 and no matching contributions in 2007.

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

2008 Equity Incentive Plan—Under the terms of the 2008 Equity Plan, which replaced the 1998 Stock Plan, our board of directors may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, and other stock or cash awards to employees, directors, and consultants who provide services to drugstore.com. The board of directors has reserved 8,000,000 shares of our common stock for issuance under the 2008 Equity Plan, as well as up to 15,000,000 shares from stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited or that we repurchase. The shares may be authorized, but unissued, or reacquired common stock.

On March 10, 2010, the Company notified the staff of the Nasdaq Stock Market that it was in material noncompliance with Rule 5635(c) of the Corporate Governance Requirements of the NASDAQ listing requirements with respect to certain equity awards granted under the 2008 Plan. The 2008 Plan requires that any award of restricted stock, among other securities, be counted against the 2008 Plan share reserve as three shares to every one share subject to the award (the “Full Value Award Provision”). Recently, our management became aware that the share limit set forth in the 2008 Plan was exceeded as a result of the inadvertent and incorrect application of the Full Value Award Provision. Because the grant of approximately 700,000 shares of restricted stock and awards of options and stock appreciation rights with respect to approximately 3.4 million shares of common stock exceeded the share reserve limit after proper application of the Full Value Award Provision, the Company may be deemed to have issued securities pursuant to the 2008 Plan without stockholder approval. Accordingly, the Company may be deemed not to have complied with Rule 5635(c) of the Corporate Governance Requirements.

The Company submitted its plan to regain compliance with Rule 5635(c) to NASDAQ on March 10, 2010. Such compliance plan would condition the release and delivery of certain restricted stock awards and unvested options and stock appreciation rights on approval by the Company’s stockholders of an amendment to the 2008 Plan. The Company intends to include that amendment in its 2010 proxy statement as a proposal to be presented at the upcoming annual meeting of stockholders, expected to be held on or before June 10, 2010. In the event that stockholder approval is not obtained, these restricted stock awards and unvested options and stock appreciation rights will be forfeited pursuant to their terms and conditions. The Company provided notice to affected award recipients on March 15, 2010.

On March 16, 2010, Nasdaq informed the Company that by providing the foregoing notice to affected equity award recipients the Company had regained compliance with Rule 5635(c).

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the codification guidance for stock compensation, a grant date cannot occur before all necessary approvals have been obtained, including stockholder approval of the reservation of sufficient additional shares under the plan. Accordingly, the restricted stock awards, stock options, and stock appreciation rights to purchase common stock granted under the 2008 Equity Plan beginning on March 6, 2009 are not considered valid grants as of January 3, 2010, and are therefore excluded from the activity presented in the stock option. Stock appreciation rights, and restricted stock tables below.

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

1999 Employee Stock Purchase Plan—Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees could purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year, except in 2009, when the period ended in June upon the expiration of the 1999 ESPP. For the years ended January 3, 2010, December 28, 2008, and December 30, 2007 employees purchased 106,500, 92,047, and 92,585 shares, respectively, of our common stock under the 1999 ESPP in exchange for $94,000, $189,000, and $224,000, respectively.

Determining Fair Value

We calculate the fair value of our stock options and stock appreciation rights granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used in arriving at the fair value of each option grant:

	Year ended January 3, 2010	Year ended December 28, 2008	Year ended December 30, 2007
Expected volatility	70%	65%	74%
Expected term (in years)	4.7	4.3	5.8
Risk-free interest rate	1.8%	2.5%	4.4%
Expected dividend	0%	0%	0%
Weighted-average fair value	$0.28	$1.40	$1.89

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Volatility

Our computation of expected volatility is based on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility.

Expected Term

Our expected term estimates are based on a comprehensive weighted average life (WAL) analysis. The WAL analysis provides a historical based platform for use in developing expected term estimates for the future based on the historically observed time periods from grant date through post-vesting activities, such as exercise and cancellation. The historical grant data is segregated into pre-vesting forfeitures, post-vesting forfeitures, outstanding and unvested grants, and outstanding and vested grants and then data is included or excluded in the WAL depending on the applicable contractual or vesting provisions, differences in other option terms and insufficient elapsed time from grant date or from vesting dates. We also analyze by homogenous group, which includes employees, executives, our chief executive officer, board members, and other non-employees, the weighted average time from grant date to post-vesting activity. For those grants still outstanding, we developed a reasonable assumption regarding the expected time of settlement. This analysis resulted in an expected term ranging from 4.3 years to 6.3 years, depending on the homogenous group.

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

Forfeitures

We are required to recognize stock-based compensation expense based on the number of options, stock appreciation rights, and restricted shares expected to vest. Accordingly, we apply a forfeiture rate of 35% to employee options and stock appreciation rights, a 15% forfeiture rate to employee restricted stock awards, except that we use a forfeiture rate of 0% for our chief executive officer and board members. When estimating forfeitures, we considered historical voluntary termination behavior and turnover, in addition to analyzing actual option forfeitures.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option and Stock Appreciation Rights Activity

The following table summarizes our stock option and stock appreciation rights activity:

	Outstanding		Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at December 28, 2008	16,706,547	$3.29

Options granted (1)	559,600	$0.79
Options exercised	(55,546)	$2.21
Options expired	(442,447)	$6.92
Options forfeited	(132,429)	$2.56

Outstanding at January 3, 2010	16,635,725	$2.95

Vested and expected to vest at January 3, 2010	14,677,727	$3.20	5.90	$3,409

Exercisable at January 3, 2010	13,963,105	$3.22	5.80	$3,116

(1)	Excludes approximately 3.4 million shares subject to stock options and stock appreciation rights that are subject to stockholder approval.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the 9.8 million shares subject to options that were in-the-money at January 3, 2010 (i.e., with an exercise price of $3.09 or less). As of January 3, 2010, the total compensation cost related to unvested options granted totaled $1.4 million, net of estimated forfeitures of approximately $4.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

The aggregate intrinsic value of options exercised was $41,000, $32,000, and $1.4 million as of January 3, 2010, December 28, 2008, and December 30, 2007.

Restricted Stock Activity

The following table summarizes our restricted stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 28, 2008	—	$—

Awards granted (1)	2,959,657	$0.78
Awards released	(829,657)	$0.82
Awards forfeited	(5,262)	$1.43

Outstanding at January 3, 2010	2,124,738	$0.76

(1)	Excludes approximately 700,000 restricted shares that are subject to stockholder approval.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Compensation Expense

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations:

	Year ended January 3, 2010	Year ended December 28, 2008	Year ended December 30, 2007
	(in thousands)
Fulfillment and order processing	$512	$576	$784
Marketing and sales	1,576	1,619	1,381
Technology and content	1,102	1,265	1,224
General and administrative	2,210	4,104	5,412

Total	$5,400	$7,564	$8,801

12. Segment Information

We have three reporting segments: over-the-counter (OTC), vision, and mail-order pharmacy. The OTC segment is comprised of the sales and related costs of selling all non-prescription health, beauty, personal care, household, and other products. Our vision segment is comprised of sales and the related costs of selling contact lenses and other contact lens supplies through Vision Direct. The mail-order pharmacy segment is comprised of sales and the related costs of selling prescription drugs and supplies through the drugstore.com web store for mail-order delivery. On February 19, 2010, we completed the acquisition of Salu, the owner of the web store www.skinstore.com and operator and fulfillment partner for www.spalook.com. Through these web stores, we will offer clinical skin care products and combined with our beauty business we will be one of the largest online beauty retailers offering mass beauty products, prestige brands, and clinical skincare products. The operations of Salu will be included in our OTC segment beginning in the first quarter of 2010. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing, and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume).

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The information presented below for these segments is information used by our chief operating decision makers in evaluating operating performance.

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
	(in thousands)
OTC:
Net sales	$306,854	$260,794	$234,282
Cost of sales	210,456	180,252	164,469
Variable order costs (a)	27,729	23,499	22,259

Contribution margin (b)	$68,669	$57,043	$47,554

Vision:
Net sales	$68,720	$61,420	$54,906
Cost of sales	52,894	47,279	41,904
Variable order costs (a)	3,172	2,899	2,708

Contribution margin (b)	$12,654	$11,242	$10,294

Mail-Order Pharmacy:
Net sales	$37,258	$44,365	$50,143
Cost of sales	30,195	36,166	41,935
Variable order costs (a)	2,811	3,447	3,967

Contribution margin (b)	$4,252	$4,752	$4,241

Consolidated:
Net sales (c)	$412,832	$366,579	$339,331
Cost of sales	293,545	263,697	248,308
Variable order costs (a)	33,712	29,845	28,934

Contribution margin (b)	$85,575	$73,037	$62,089

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees, and royalty expenses related to certain of our partnerships that are variable based on sales volume. These amounts exclude depreciation, fixed overhead costs, and stock-based compensation.
(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of these sales and the incremental (variable) fulfillment and order processing costs of delivering orders to our customers and royalty costs.
(c)	Net sales in 2009 were comprised of 98% of sales in the United States of America and 2% of sales internationally, and net sales in 2008 and 2007 were comprised of 99% of sales in the United States of America and 1% of sales internationally.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated contribution margin for reportable segments	$85,575	$73,037	$62,089
Less:
Fixed fulfillment and order processing (d)	13,249	13,623	10,988
Marketing and sales (e)	37,091	33,500	29,975
Technology and content	24,880	23,011	18,258
General and administrative	17,247	19,034	20,928
Amortization of intangible assets	477	867	1,234

Operating loss	$(7,369)	$(16,998)	$(19,294)

(d)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.
(e)	These amounts exclude royalty expenses of $1.2 million in 2009, $91,000 in 2008, and $105,000 in 2007 that are included in variable costs in the contribution margin.

The following table presents assets by segment and geographic asset information:

	January 3, 2010	December 28, 2008
	(in thousands)
Total Assets:
OTC	$58,270	$49,085
Vision	36,542	32,507
Mail-Order Pharmacy	3,306	2,773
Discontinued operations	—	5,954
Corporate	56,411	62,230

Consolidated	$154,529	$152,549

Property and Equipment, Net:
United States of America	$24,132	$28,222
Canada	33	84

	$24,165	$28,306

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Results of Operations (unaudited)

The following tables contain selected unaudited consolidated statement of operations information for each quarter of fiscal years 2009 and 2008. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year Ended January 3, 2010				Fiscal Year Ended December 28, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in thousands, except per share data)
Net sales	$98,315	$100,341	$96,815	$117,361	$92,568	$92,248	$87,823	$93,940
Cost of sales	70,552	71,762	68,408	82,823	67,183	66,679	62,708	67,127
Loss from continued operations	(2,131)	(1,935)	(1,634)	(1,623)	(4,492)	(4,371)	(4,722)	(2,782)
Gain from discontinued operations	2,985	2,961	—	—	1,807	2,099	1,103	3,071
Net income (loss)	854	1,026	(1,634)	(1,623)	(2,685)	(2,272)	(3,619)	289
Basic and diluted:
Loss from continuing operations per share	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.05)	$(0.05)	$(0.03)
Gain from discontinued operations per share	$0.03	$0.03	$0.00	$0.00	$0.02	$0.02	$0.01	$0.03

Net income (loss) per share (3)	$0.01	$0.01	$(0.02)	$(0.02)	$(0.03)	$(0.02)	$(0.04)	$0.00

Weighted average shares used in computation of:
Basic net income (loss) per share	97,355,613	99,727,521	96,932,740	97,390,984	96,392,737	96,478,573	96,515,737	96,540,101
Diluted net income (loss) per share (1)	97,355,613	99,727,521	96,932,740	97,390,984	96,392,737	96,478,573	96,515,737	96,643,524

(1)	The calculation of fourth quarter 2008 weighted average shares includes 103,423 shares of dilutive stock options.
(2)	The fourth quarter of 2009 is a 14-week quarter.
(3)	Net income (loss) per share on a quarterly basis for fiscal 2009 does not sum to the annual net loss per share as a result of the impact of participating securities on the weighted average number of shares used in the computation in the periods with net income.

14. Subsequent Events

On February 19, 2010, we completed our previously announced acquisition of Salu, Inc. The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of December 27, 2009, by and among drugstore.com, Silk Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of drugstore.com, Salu, certain stockholders of Salu, and a representative of all stockholders of Salu. On February 19, 2010, Silk Acquisition Corporation merged with and into Salu, with Salu surviving as a wholly owned subsidiary of drugstore.com pursuant to the merger agreement. As consideration for their shares of Salu, the stockholders of Salu received an aggregate payment of approximately $36.8 million, consisting of $19.4 million cash (less approximately $1.9 million of Salu’s transaction expenses paid out of the merger consideration) and approximately 5,425,693 shares of drugstore.com common stock with a value of $17.4 million. Of this initial consideration, drugstore.com paid approximately $2.7 million in cash and 816,450 shares of our common stock into escrow to secure post-closing indemnification obligations of Salu’s stockholders. Additionally, certain employees of Salu are eligible to receive a performance incentive payment payable in cash over a two-year period commencing in fiscal year 2010 with an aggregate value of $2.5 million if the surviving entity achieves certain financial and other performance targets.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We financed a portion of the cash payable at the closing of the merger described above and borrowed $10.0 million under our revolving two-year line of credit pursuant to our March 2009 loan and security agreement with our existing bank. In conjunction with the acquisition, we also paid $1.4 million in transaction fees, which was recorded to general and administrative expense in our statements of operations in the first quarter of 2010.

The purchase price of approximately $36.8 million will be allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, which are estimated to range between $15.0 million and $18.0 million with the remaining unallocated purchase price recorded as goodwill estimated to range between $19.0 million and $22.0 million. The fair value assigned to identifiable intangible assets acquired will be determined primarily by using the income approach. Purchased identifiable intangible assets will be amortized on a straight-line basis over their respective useful lives.

DRUGSTORE.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of fiscal period	Charges to revenue, costs and expenses, and additions		Deductions		Balance at end of fiscal period
Year Ended January 3, 2010
Allowance for doubtful accounts	$16	$310		$257	(a)	$69
Allowance for sales returns	320	4,642		4,544	(b)	418
Deferred tax asset valuation allowance	254,414	0		6,604	(c)	247,810
Year Ended December 28, 2008
Allowance for doubtful accounts	$41	$183		$208	(a)	$16
Allowance for sales returns	493	3,633		3,806	(b)	320
Deferred tax asset valuation allowance	250,381	4,033	(c)	8,603		254,414
Year Ended December 30, 2007
Allowance for doubtful accounts	$38	$85		$82	(a)	$41
Allowance for sales returns	339	3,491		3,337	(b)	493
Deferred tax asset valuation allowance	237,745	12,636	(c)	0		250,381

(a)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.
(b)	Deductions consist of sales credits to customers for product returns.
(c)	Additions and deductions are the result of changes in our net deferred assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2010.

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