Form 10-Q
period 2010-04-04
DRUGSTORE COM INC
filed 2010-05-14
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

or

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

As of May 7, 2010, the registrant had 105,799,646 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three months ended April 4, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
Net sales	$118,328	$98,315
Costs and expenses:
Cost of sales	83,634	70,552
Fulfillment and order processing	12,861	11,024
Marketing and sales	11,015	9,410
Technology and content	6,612	5,925
General and administrative	6,711	3,371
Amortization of intangible assets	48	207

Total costs and expenses	120,881	100,489

Operating loss	(2,553)	(2,174)
Interest income (expense), net	(63)	43

Loss from continuing operations	(2,616)	(2,131)
Gain from discontinued operations, net of tax	—	2,985

Net income (loss)	$(2,616)	$854

Basic and diluted loss from continuing operations per share	$(0.03)	$(0.02)
Basic and diluted gain from discontinued operations per share	—	0.03

Basic and diluted net income (loss) per share	$(0.03)	$0.01

Weighted average shares outstanding	102,605,614	97,355,613

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 4, 2010 (unaudited)	January 3, 2010
Assets
Current assets:
Cash and cash equivalents	$17,101	$22,175
Marketable securities	12,523	14,678
Accounts receivable, net of allowances	12,897	15,073
Inventories	40,967	40,212
Other current assets	3,841	2,467

Total current assets	87,329	94,605
Fixed assets, net	23,706	24,165
Other intangible assets, net	14,716	3,398
Goodwill	57,576	32,202
Other long-term assets	159	159

Total assets	$183,486	$154,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,821	$38,628
Accrued compensation	5,005	6,047
Accrued marketing expenses	3,813	5,247
Other current liabilities	1,780	1,563
Current portion of long-term debt obligations	13,113	195

Total current liabilities	63,532	51,680
Long-term debt obligations, less current portion	10	3,011
Deferred income taxes	4,032	959
Other long-term liabilities	1,484	1,213
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 105,888,472 and 100,362,285 shares issued, 105,782,916 and 100,256,729 shares outstanding	888,546	869,146
Treasury stock – 105,556 shares issued and outstanding	(151)	(151)
Accumulated other comprehensive loss	(120)	(98)
Accumulated deficit	(773,847)	(771,231)

Total stockholders’ equity	114,428	97,666

Total liabilities and stockholders’ equity	$183,486	$154,529

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
Operating Activities:
Net income (loss)	$(2,616)	$854
Less gain from discontinued operations	—	2,985

Loss from continuing operations	(2,616)	(2,131)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,204	3,082
Amortization of intangible assets	48	207
Stock-based compensation	1,827	1,021
Other	7	(38)
Changes in, net of acquisitions:
Accounts receivable	3,028	(238)
Inventories	3,765	791
Other assets	(1,043)	(791)
Accounts payable, accrued expenses and other liabilities	(5,225)	(3,723)

Net cash provided by (used in) operating activities	2,995	(1,820)

Investing Activities:
Purchases of marketable securities	(2,256)	(1,700)
Sales and maturities of marketable securities	4,385	3,899
Purchases of fixed assets	(2,339)	(1,732)
Proceeds from sale of discontinued operations	(29)	2,973
Purchase of Salu, less cash acquired	(18,069)	—
Purchase of intangible assets	—	(134)

Net cash (used in) provided by investing activities	(18,308)	3,306

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	322	48
Borrowings on line of credit	10,000	—
Principal payments on debt obligations	(83)	(755)

Net cash provided by (used in) financing activities	10,239	(707)

Net (decrease) increase in cash and cash equivalents	(5,074)	779
Cash and cash equivalents at beginning of period	22,175	25,197

Cash and cash equivalents at end of period	$17,101	$25,976

Supplemental Cash Flow Information:
Common stock issued for purchase of Salu	$17,362	$—

Equipment acquired in capital lease agreements	$—	$114

Cash paid during the period for interest	$103	$78

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

Health, Beauty & Pharmacy	Vision
www.drugstore.com	www.VisionDirect.com
www.Beauty.com	www.LensMart.com
www.SkinStore.com (1)	www.Lensworld.com
www.spalook.com (1)	www.LensQuest.com

Microsites	Partnerships
www.thenaturalstore.com	www.riteaidonlinestore.com
www.athisbest.com	www.medcohealthstore.com
www.sexualwellbeing.com	www.DrWeilVitaminAdvisor.com (2)
www.allergysuperstore.com
www.DeluxeSalonSupply.com

(1)	On February 19, 2010, we completed the acquisition of Salu, Inc. (Salu), owner of SkinStore.com and operator and fulfillment partner for the spalook.com web store. See Note 5 of our consolidated financial statements.
(2)	We act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites.

2. Basis of Presentation and Principles of Consolidation

We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission for interim financial reporting. These consolidated financial statements are unaudited but, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of future results for the 2010 fiscal year ending January 2, 2011 or any other interim period, due to seasonal and other factors. We have derived the consolidated balance sheet as of January 3, 2010 from audited financial statements as of that date, but we have excluded certain information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 3, 2010.

The accompanying consolidated financial statements include those of drugstore.com, inc. and our subsidiaries. We have eliminated all material intercompany transactions and balances.

We operate using a 52/53-week retail calendar year, with each of the fiscal quarters in a 52-week fiscal year representing a 13-week period. Fiscal year 2010 is a 52-week year, and fiscal year 2009 was a 53-week year with the fourth quarter of 2009 representing a 14-week period.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (FASB) or other standard setting bodies issue new accounting pronouncements that we adopt as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. See Note 6 of our consolidated financial statements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.

4. Net Income (Loss) Per Share

We compute net income (loss) per share using the two-class method. We compute basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares outstanding during the applicable period, including outstanding participating securities. Participating securities include restricted stock awards, as holders of these securities are entitled to receive non-forfeitable dividends prior to vesting at the same rate as holders of our common stock. Because we had a net loss for the three-month period ended April 4, 2010, none of the loss was allocated to the participating securities. In addition, 816,450 shares of common stock held in escrow in connection with the acquisition of Salu were also excluded from the computation of net loss per share for the three-month period ended April 4, 2010 as these shares were considered contingently issuable shares. We compute diluted earnings per share using the weighted-average number of shares determined for the basic net income (loss) per share computation plus the dilutive effect of common stock equivalents using the treasury stock method.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the weighted average shares outstanding:

	Three Months Ended
	April 4, 2010	March 29, 2009
Common stock	102,605,614	96,583,657
Non-vested restricted stock	—	771,956

	102,605,614	97,355,613

The following shares were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	April 4, 2010	March 29, 2009
Stock options (1)	16,436,140	17,667,557
Non-vested restricted stock (2)	1,768,620	—
Contingently issuable shares	816,450	—
Warrants	700,000	400,000

	19,721,210	18,067,557

(1)	The three-month period ended April 4, 2010 excludes approximately 3.4 million shares subject to stock options and stock appreciation rights that are subject to stockholder approval.
(2)	The three-month period ended April 4, 2010 excludes approximately 700,000 shares of restricted stock that are subject to stockholder approval.

5. Acquisition of Salu

We account for acquisitions using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed from acquisitions are recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired is recorded as goodwill. Our purchased intangible assets and goodwill are not deductible for tax purposes. Our purchase price allocation is preliminary based on management’s final evaluation of the fair value of certain assets and the settlement of escrow funds.

On February 19, 2010, we completed our previously announced acquisition of Salu. The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of December 27, 2009, by and among drugstore.com, Silk Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of drugstore.com, Salu, certain stockholders of Salu, and a representative of all stockholders of Salu. On February 19, 2010, Silk Acquisition Corporation merged with and into Salu, with Salu surviving as a wholly owned subsidiary of drugstore.com pursuant to the merger agreement. As consideration for their shares of Salu, the stockholders of Salu received $19.5 million cash (less approximately $1.9 million of Salu’s transaction expenses and the repayment of Salu’s outstanding debt obligation of $2.6 million paid out of the merger consideration) and 5,425,678 shares of drugstore.com common stock with a fair value of $17.4 million. Of this initial consideration, drugstore.com paid approximately $2.7 million in cash and 816,450 shares of our common stock into escrow to secure post-closing indemnification obligations of Salu’s stockholders. Additionally, certain employees of Salu are eligible to receive a performance incentive payment payable in cash over a two-year period commencing in fiscal year 2010 with an aggregate value of $2.5 million if the surviving entity achieves certain financial and other performance targets. On the acquisition date, we recorded a liability of $473,000 which represents the fair value of the portion of the performance incentive payment that will be accounted for as additional consideration. Any adjustments to the fair value of our estimate of the performance incentive payment may affect our consolidated statements of operations and could have a material impact on our financial results.

We financed a portion of the cash payable at the closing of the acquisition described above by borrowing $10.0 million under our revolving two-year line of credit pursuant to our March 2009 loan and security agreement with our existing bank. In conjunction with the acquisition, we also paid $1.4 million in transaction fees and incurred approximately $0.4 million of integration costs, which were recorded in general and administrative expense in our statements of operations in the first quarter of 2010. Salu’s results of operations are included in the consolidated statements of operations beginning February 20, 2010, and generated $5.5 million of net revenues and approximately $265,000 in net income, excluding integration costs noted above of approximately $190,000, in the first quarter of 2010.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following summarizes the fair values of Salu’s acquired assets and liabilities assumed based on the total consideration at acquisition of $37.3 million, which represents $19.5 million of cash, $17.4 million of common stock issued, and $0.5 million of deferred acquisition payments. The following table also includes cash acquired of $1.4 million as of the acquisition date (in thousands):

Total current assets	$7,090
Fixed assets	406
Goodwill (1)	25,374
Identifiable intangible assets (2):
Trademarks	8,749
Service contract	2,087
Developed technology	501

Total assets acquired	44,207

Total current liabilities	(3,845)
Long-term deferred tax liabilities	(3,070)

Total liabilities assumed	(6,915)

Total consideration	37,292
Liability arising from contingent consideration	(473)

Consideration paid at acquisition date	$36,819

(1)	Goodwill represents the excess of the purchase price over the fair values of the net assets acquired and represents the value of the expected synergies to be realized by combining Salu with our beauty business to become one of the largest online beauty retailers offering mass beauty products, prestige brands and clinical skincare products. Goodwill is subject to certain adjustments arising from changes to our purchase price allocation.
(2)	Purchased definite-lived intangible assets will be amortized on a straight-line basis over their respective useful lives ranging from three to nine years. Trademarks, identified as indefinite-lived assets, will be tested annually or whenever an indicator of impairment exists. Any resulting impairment charge would be measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

Unaudited Pro Forma Financial Information

The financial information in the table below summarizes the combined results of our operations and Salu on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of each of the periods presented and is not intended to be a projection of future results or trends.

	Three Months Ended
	April 4, 2010	March 29, 2009
Net sales	$125,035	$107,945
Net income (loss)	$(2,143)	$862

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Fair Value of Financial and Nonfinancial Instruments

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

Level 1	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or inputs that are observable or can be corroborated by observable market data.

Level 3	Valuations based on observable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The carrying value approximates the fair value for all financial instruments that we do not measure at fair value on the balance sheet, including accounts receivable and debt, due to the short-maturities of the instruments.

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We consider marketable securities to be available-for-sale, and as of April 4, 2010 they have contractual maturity dates that are within one year. As of April 4, 2010, we had deferred acquisition payments totaling $0.5 million, in conjunction with our acquisition of Salu on February 19, 2010, that is categorized as a level 3 liability. We utilized a discounted cash flow model that incorporated several different assumptions of future performance and a discount rate to determine fair value. There was no change in fair value of this liability categorized as level 3 in the first quarter of 2010.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Cost of securities sold is determined using the specific identification method.

Cash, cash equivalents, and marketable securities consist of the following:

	April 4, 2010
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Total Estimated Fair Value
	(in thousands)
Cash and money market funds	$8,084	$—	$—	$8,084
Level 1 securities:
Money market funds	7,016	—	—	7,016
Level 2 securities:
Commercial paper	5,400	—	—	5,400
U.S. government agency obligations	8,205	9	—	8,214
Corporate notes and bonds (2)	910	—	—	910

Total cash, cash equivalents and marketable securities	$29,615	$9	$—	$29,624

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	January 3, 2010
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Total Estimated Fair Value
	(in thousands)
Cash and money market funds	$12,316	$—	$—	$12,316
Level 1 securities:
Money market funds	7,059	—	—	7,059
Level 2 securities:
Commercial paper	6,398	—	—	6,398
U.S. government agency obligations	9,365	35	—	9,400
Corporate notes and bonds (2)	1,680	—	—	1,680

Total cash, cash equivalents and marketable securities	$36,818	$35	$—	$36,853

(1)	As of April 4, 2010 and January 3, 2010, there were no investments where the cost and fair value had loss positions. We evaluated the nature of our investments, credit worthiness of the issuer, and the duration of any impairments to determine if an other-than-temporary decline in fair value had occurred.
(2)	Corporate notes and bonds include investments in corporate institutions. No single issuer represents a significant portion of the total corporate notes and bonds portfolio.

7. Other Intangible Assets and Goodwill

Intangible Assets

The other intangible assets balances as of April 4, 2010 were as follows (in thousands):

	Weighted Average Years Useful Life	Balance January 3, 2010	Acquisitions (1)	Accumulated Amortization	Balance April 4, 2010
Vision Direct trade name	indefinite	$2,700	$—	$—	$2,700
Salu trademarks	indefinite	—	8,749	—	8,749
Trademarks	indefinite	292	—	—	292
Salu service contract and developed technology	7.8	—	2,588	(20)	2,568
Technology license, domain names and other	9.1	406	29	(28)	407

Total other intangible assets	7.2	$3,398	$11,366	$(48)	$14,716

(1)	On February 19, 2010 in conjunction with the acquisition of Salu, we acquired identifiable intangible assets of $11.3 million.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal year
Remainder of 2010	$390
2011	515
2012	488
2013	327
2014	254

Total	$1,974

Goodwill

The following table summarizes our goodwill by business segment (in thousands):

	OTC	Vision	Total
Balance at January 3, 2010	$8,404	$23,798	$32,202
Acquisitions (1)	25,374	—	25,374

Balance at April 4, 2010	$33,778	$23,798	$57,576

(1)	On February 19, 2010, we completed our acquisition of Salu resulting in goodwill of $25.4 million from the excess of the purchase price over the fair values of the net assets acquired.

8. Stockholders’ Equity

Warrants

In February 2010, we issued a fully vested warrant to purchase 300,000 shares of our common stock at $2.00 per share, expiring in February 2020, in connection with a three-year advisory agreement. We determined the fair value of the warrant, using the Black-Scholes option pricing model, to be $727,000, which is recorded in general and administrative expenses in the consolidated statements of operations in the first quarter of 2010.

Stock Compensation

We measure compensation cost for all stock-based awards at fair value on date of grant and recognize it over the service period for awards expected to vest. We determined the fair value of stock options based on the grant date fair value method using the Black-Scholes valuation model. We determined the fair value of restricted stock based on the number of shares granted and the quoted price of our common stock. We recognize such value as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, we will record such amounts as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

On March 10, 2010, we notified the staff of the Nasdaq Stock Market that we were in material noncompliance with Rule 5635(c) of the Corporate Governance Requirements of the NASDAQ listing requirements with respect to certain equity awards granted under the 2008 Plan. The 2008 Plan requires that any award of restricted stock, among other securities, be counted against the 2008 Plan share reserve as three shares for every one share subject to the award (the “Full Value Award Provision”). Recently, our management became aware that we exceeded the share limit set forth in the 2008 Plan as a result of the inadvertent incorrect application of the Full Value Award Provision. Because the grant of approximately 700,000 shares of restricted stock and awards of options and stock appreciation rights with respect to approximately 3.4 million shares of common stock exceeded the share reserve limit after proper application of the Full Value Award Provision, we may be deemed to have issued securities pursuant to the 2008 Plan without stockholder approval. Accordingly, we were not in compliance with Rule 5635(c) of the Nasdaq Corporate Governance Requirements.

We submitted our plan to regain compliance with Rule 5635(c) to NASDAQ on March 10, 2010. Such compliance plan conditioned the release and delivery of certain shares of restricted stock and unvested options and stock appreciation rights on approval by our stockholders of certain amendments to the 2008 Plan. We included those amendments in our 2010 proxy statement as proposals to be presented at the upcoming annual meeting of stockholders, to be held on June 10, 2010. In the event that stockholder approval is not obtained, these shares of restricted stock and unvested options and stock appreciation rights will be forfeited pursuant to their terms and conditions. We provided notice to affected award recipients on March 15, 2010.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On March 16, 2010, Nasdaq informed us that by providing the foregoing notice to affected equity award recipients, we had regained compliance with Rule 5635(c).

Under the codification guidance for stock compensation, a grant date cannot occur before all necessary approvals have been obtained, including stockholder approval of the reservation of sufficient additional shares under the plan. Accordingly, the restricted stock awards, stock options, and stock appreciation rights to purchase common stock granted under the 2008 Equity Plan beginning on March 6, 2009 are not considered valid grants, and are therefore excluded from the activity presented in the stock option, stock appreciation rights, and restricted stock tables below.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Option and Stock Appreciation Rights Activity

The following table summarizes our stock option and stock appreciation rights activity:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term
Outstanding at January 3, 2010	16,635,725	$3.16

Options granted	—	$—
Options exercised	(99,627)	$2.47
Options forfeited	(99,958)	$17.23

Outstanding at April 4, 2010	16,436,140	$3.08

Vested and expected to vest at April 4, 2010	14,841,216	$3.11	5.74

Exercisable at April 4, 2010	14,252,884	$3.12	5.65

Restricted Stock Activity

The following table summarizes our restricted stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 3, 2010	2,124,738	$0.76

Awards granted	—	$—
Awards released	(355,000)	$0.76
Awards forfeited	(1,118)	$1.43

Outstanding at April 4, 2010	1,768,620	$0.76

Stock-Based Compensation Expense

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations (in thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Fulfillment and order processing	$98	$119
Marketing and sales	319	350
Technology and content	205	245
General and administrative	1,205	307

Total	$1,827	$1,021

9. Line of Credit and Debt Obligations

        In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the higher of prime rate plus 0.50% (3.75% at April 4, 2010), or 4.50% for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. In the third quarter of 2009, we paid off the existing term loan and borrowed approximately $3.0 million on the revolving line of credit under this facility. In February 2010, we financed a portion of the cash payable at the closing of the acquisition of Salu by borrowing $10.0 million under our revolving two-year line of credit. As of April 4, 2010, $13.0 million was outstanding under the line of credit. Availability under the line of credit is also reduced by a $541,000 letter of credit we provided to our landlord. The available borrowings under the line of credit were approximately $11.5 million at April 4, 2010. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow. As of April 4, 2010 we were not in compliance with our minimum adjusted quick ratio covenant for which we obtained a waiver from the bank. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of April 4, 2010, none of these events had occurred.

10. Commitments and Contingencies

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

11. Segment Information

        We have three reporting segments: over-the-counter (OTC), vision, and mail-order pharmacy. The OTC segment is comprised of the sales and related costs of selling all non-prescription health, beauty, personal care, household, and other products, and includes the results of Salu beginning February 20, 2010. Our vision segment is comprised of sales and the related costs of selling contact lenses and other contact lens supplies through Vision Direct. The mail-order pharmacy segment is comprised of sales and the related costs of selling prescription drugs and supplies through the drugstore.com web store for mail-order delivery. On May 5, 2010, we entered into an agreement to sell our pharmacy assets, which is expected to close in the second quarter of 2010. See Note 12 of our consolidated

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

financial statements. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing, and delivering the order (labor, packaging supplies, credit card fees, and royalty costs that are variable based on sales volume). The information presented below for these segments is the information our management uses in evaluating operating performance.

	Three Months Ended
	April 4, 2010	March 29, 2009
	(in thousands)
OTC:
Net sales	$92,992	$72,087
Cost of sales	63,640	49,927
Variable order costs (a)	8,640	6,448

Contribution margin	$20,712	$15,712

Vision:
Net sales	$17,941	$17,441
Cost of sales	14,113	13,599
Variable order costs (a)	821	776

Contribution margin	$3,007	$3,066

Mail-Order Pharmacy:
Net sales	$7,395	$8,787
Cost of sales	5,881	7,026
Variable order costs (a)	631	679

Contribution margin	$883	$1,082

Consolidated:
Net sales	$118,328	$98,315
Cost of sales	83,634	70,552
Variable order costs (a)	10,092	7,903

Consolidated contribution margin	$24,602	$19,860

Less:
Fixed fulfillment and order processing (b)	$3,429	$3,201
Marketing and sales (c)	10,355	9,330
Technology and content	6,612	5,925
General and administrative	6,711	3,371
Amortization of intangible assets	48	207

Operating loss	$(2,553)	$(2,174)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, credit card fees, and partnership-related royalty expenses that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs.
(b)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.
(c)	These amounts exclude variable partnership-related royalty expenses of $660,000 and $80,000 for the three-month periods ended April 4, 2010 and March 29, 2009, respectively.

12. Subsequent Events

        On May 5, 2010, drugstore.com, inc. and DS Pharmacy, Inc., our wholly owned subsidiary, entered into a definitive asset purchase agreement with BioScrip, Inc., and BioScrip Pharmacy Services, Inc., its wholly owned subsidiary. Under the terms of the agreement, BioScrip Pharmacy Services will purchase substantially all of the assets of DS Pharmacy for a purchase price of $10.9 million, subject to adjustment for changes in inventory value and gross profit of the business. Of this expected total consideration, approximately

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

$5.0 million will be paid into escrow in installments over the 12 months following the closing. The final amount paid out of escrow will be determined after the 12-month period based on the profitability of the prescription pharmacy business during that period. Additionally, at closing, the parties will enter into a 5-year marketing agreement allowing drugstore.com pharmacy customers to continue to order as they always have through the drugstore.com web store. BioScrip will pay drugstore.com a fee to continue to market the drugstore.com pharmacy, which will be served by BioScrip. The agreement is expected to close in the second quarter of 2010. We consider the marketing service fees to be indirect cash inflows of our discontinued mail-order pharmacy segment, as the fees earned are not a significant source of ongoing future revenue. As a result, we expect to present the operations of our mail-order pharmacy segment as discontinued operations beginning in the second quarter of 2010 as we had not met the held for sale criteria as of April 4, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 3, 2010.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on our expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. All statements made in this quarterly report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking. Words such as “anticipates,” “believes,” “continues,” “could,” “expects,” “focus,” “intends,” “may,” “outlook,” “plan,” “project,” “remains,” “should,” “targets,” “will,” “would,” and similar expressions or any variation of such expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy; changes in consumer spending and consumer trends; fluctuations in the stock market; changes affecting the Internet, online retailing, and advertising; difficulties establishing our brand and building a critical mass of customers; the unpredictability of future revenues, expenses, and potential fluctuations in revenues and operating results; risks related to business combinations and strategic alliances, including the risk that we fail to consummate our anticipated sale of our pharmacy assets to BioScrip Pharmacy Services, Inc. due to the occurrence of any event, change or other circumstance that could give rise to the termination of the asset purchase agreement or the failure to receive approvals or to satisfy other conditions to the transaction; the risk that the proposed transaction disrupts current plans and operations; possible tax liabilities relating to the collection of sales tax; the level of competition; seasonality; the timing and success of expansion efforts; changes in senior management; risks related to systems interruptions and disruptions in service by shipping carriers; possible changes in governmental regulation; changes in price of fuel used in the transportation of packaging or other energy products, primarily natural gas and electricity; and the ability to manage a growing business. These factors described in this paragraph and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 3, 2010. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

Overview

drugstore.com, inc. is a leading online provider of health, beauty, vision, and pharmacy products. We provide a convenient, private, and informative shopping experience while offering a wide assortment of products through our web stores located on the Internet as follows:

Health, Beauty & Pharmacy	Vision
www.drugstore.com	www.VisionDirect.com
www.Beauty.com	www.LensMart.com
www.SkinStore.com (1)	www.Lensworld.com
www.spalook.com (1)	www.LensQuest.com

Microsites	Partnerships
www.thenaturalstore.com	www.riteaidonlinestore.com
www.athisbest.com	www.medcohealthstore.com
www.sexualwellbeing.com	www.DrWeilVitaminAdvisor.com (2)
www.allergysuperstore.com
www.DeluxeSalonSupply.com

(1)	On February 19, 2010, we completed the acquisition of Salu, Inc. (Salu), owner of SkinStore.com and operator and fulfillment partner for the spalook.com web store.
(2)	We act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites.

Business Segments; Growth Strategies. We operate our business in three business segments: over-the-counter or OTC; vision; and mail-order pharmacy.

•

OTC. Our OTC segment includes all non-prescription products sold online through our health and beauty web stores, microsites, and our partnership web stores. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. Our business strategy is to offer our customers a wide selection of health, beauty, personal care, household, and other products at competitive prices and provide a superior online shopping experience. We are able to offer a significantly broader assortment of products, with greater depth in each product category, than brick-and-mortar drugstores and provide a broad array of interactive tools and information on our websites to help consumers make informed purchasing decisions. We believe leveraging our strong capabilities in Internet marketing, merchandising, fulfillment, and customer care in the health, beauty, and wellness arena will be a key growth driver for our OTC segment. In 2010, to accelerate growth, we plan to continue to deliver on our strategic growth initiatives, including the ramp up of our partnerships with Medco Health Services, Inc. (Medco) and Rite Aid Corporation (Rite Aid) as they continue to drive improved awareness and conversion; to launch additional microsites that allow us to better target specific customers with tailored marketing programs, by offering a larger assortment of niche specific SKUs and product content; to integrate our recently acquired business, Salu, which, combined with our beauty business, is one of the largest online beauty retailers offering mass beauty products, prestige brands, and clinical skincare products; to expand our international market presence; and continue to add new prestige beauty brands.

•

Vision. Our vision segment includes contact lenses and eye accessories sold through our vision web stores. We purchase our contact lens inventory directly from various manufacturers and other distributors. In 2010, we will leverage our platform and our core strengths in marketing, fulfillment, and customer care to drive growth through our strategic multi-year e-commerce partnership with Luxottica Group, S.p.A. (Luxottica), a global leader in the design, manufacturing and distribution of fashion, luxury, and sport eyewear. Through this partnership, we will develop branded contact lens e-commerce sites for Luxottica’s North American businesses such as LensCrafters, Pearle Vision, Target Optical, and Sears Optical, which we expect to begin to launch in the second half of 2010. We are also jointly purchasing contact lenses and related products with Luxottica, providing us with sourcing benefits that we expect to improve the profitability of our vision segment by expanding our gross margins.

•

Mail-Order Pharmacy. Our mail-order pharmacy segment includes prescription drugs and supplies, other than prescription contact lenses, sold online through the pharmacy section of the drugstore.com web store or over the telephone, and delivered to customers through our mail-order facility. We procure our prescription inventory primarily through Rite Aid as part of our ongoing relationship. We market to both cash-paying and insurance-covered individuals. We sell over 5,500 prescription drugs, including many specialty drugs for the treatment of chronic conditions such as cancer, HIV, and multiple sclerosis, which are not carried by brick-and-mortar pharmacies and require special handling or service. On May 5, 2010, we entered into an agreement with BioScrip, Inc., through its BioScrip Pharmacy Services subsidiary, to sell the assets of our mail-order pharmacy and to have BioScrip provide, through a strategic partnership, pharmacy services to our customers. Our customers will be able to continue to order and refill their prescriptions through the drugstore.com website. Through this relationship, BioScrip will provide our customers with an expanded specialty pharmacy product offering, robust clinical resources, and greater access to third party insurance reimbursement including Medicare. The agreement is expected to close in the second quarter of 2010.

Business Acquisition. On February 19, 2010, we completed our previously announced acquisition of Salu. The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of December 27, 2009, by and among drugstore.com, Silk Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of drugstore.com, Salu, certain stockholders of Salu, and a representative of all stockholders of Salu. On February 19, 2010, Silk Acquisition Corporation merged with and into Salu, with Salu surviving as a wholly owned subsidiary of drugstore.com pursuant to the merger agreement. As consideration for their shares of Salu, the stockholders of Salu received $19.5 million cash (less approximately $1.9 million of Salu’s transaction expenses and the repayment of Salu’s outstanding debt obligation of $2.6 million paid out of the merger consideration) and 5,425,678 shares of drugstore.com common stock with a fair value of $17.4 million. Of this initial consideration, drugstore.com paid approximately $2.7 million in cash and 816,450 shares of our common stock into escrow to secure post-closing indemnification obligations of Salu’s stockholders. Additionally, certain employees of Salu are eligible to receive a performance incentive payment payable in cash over a two-year period commencing in fiscal year 2010 with an aggregate value of $2.5 million if the surviving entity achieves certain financial and other performance targets. On the acquisition date, we recorded a liability of $473,000 which represents the fair value of the portion of the performance incentive payment that will be accounted for as additional consideration. Any adjustments to the fair value of our estimate of the performance incentive payment will impact changes in fair value of deferred acquisition payments on our consolidated statements of operations and could have a material impact to our financial results. In conjunction with the acquisition, we also paid $1.4 million in transaction fees and incurred approximately $0.4 million of integration costs, which were recorded to general and administrative expense in our statements of operations in the first quarter of 2010. Salu’s results of operations are included in the consolidated statements of operations beginning February 20, 2010, and generated $5.5 million of net revenues in the first quarter of 2010.

Pending Business Disposition. On May 5, 2010, drugstore.com, inc. and DS Pharmacy, Inc., our wholly owned subsidiary, entered into a definitive asset purchase agreement with BioScrip, Inc., and BioScrip Pharmacy Services, Inc., its wholly owned subsidiary. Under the terms of the agreement, BioScrip Pharmacy Services will purchase substantially all of the assets of DS Pharmacy for a purchase price of $10.9 million, subject to adjustment for changes in inventory value and gross profit of the business. Of this expected total consideration, approximately $5.0 million will be paid into escrow in installments over the 12 months following the closing. The final amount paid out of escrow will be determined after the 12-month period based on the profitability of the prescription pharmacy business during that period. Additionally, at closing, the parties will enter into a 5-year marketing agreement allowing drugstore.com pharmacy customers to continue to order as they always have through the drugstore.com web store. BioScrip will pay drugstore.com a fee to continue to market the drugstore.com pharmacy, which will be served by BioScrip. The agreement is expected to close in the second quarter of 2010. We consider the marketing service fees to be indirect cash inflows of our discontinued mail-order pharmacy segment, as the fees earned are not a significant source of ongoing future revenue. As a result, we expect to present the operations of our mail-order pharmacy segment as discontinued operations beginning in the second quarter of 2010 as we had not met the held for sale criteria as of April 4, 2010.

We operate using a 52/53-week retail calendar year with each of the fiscal quarters in a 52-week year representing a 13-week period. Fiscal year 2010 is a 52-week year, with the fourth quarter of 2010 representing a 13-week period, and fiscal years 2009 was a 53-week year, with the fourth quarter of 2009 representing a 14-week period.

Results of Operations

Customer Data

In the first quarter of 2010, orders from new customers increased year-over-year by 32% to 543,000 orders, including an increase of 61,000 new partnership orders, increasing our total customer base to approximately 12.2 million customers since inception. Orders from repeat customers as a percentage of total orders decreased year-over-year to 69% in the first quarter of 2010 from 71% in the first quarter of 2009, primarily as a result of our partnerships orders becoming an increasing mix of our total orders. Mixed orders across one or more of our business segments are reported to each individual segment, but are included as one order in the number of total customer orders shipped.

Net Sales

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	(in thousands, except per order data)
Total net sales	$118,328	20.4%	$98,315
Total customer orders shipped	1,776	21.1%	1,467
Average net sales per order	$67	—%	$67

Net sales include gross revenues from sales of product, shipping fees, service fees, and advertising revenues, net of discounts, provision for sales returns, and other allowances. Net sales also include consignment service fees earned from our arrangements with certain partners, under which we do not take title to the inventory and do not establish pricing. We record on a net basis consignment service fees, which constitute approximately 1% of total net sales in each period presented. We bill orders to the customer’s credit card or, in the case of prescriptions covered by insurance, we bill the co-payment to the customer’s credit card and the remainder of the prescription price to insurance. We record sales of pharmaceutical products covered by insurance as the sum of the amounts received from the customer and the third party insurer.

Total net sales increased year-over-year for the first quarter of 2010 as a result of increases in order volume and the acquisition of Salu on February 19, 2010, which generated $5.5 million in net sales in the first quarter of 2010. Order volume increased year-over-year in the first quarter of 2010, reflecting a 26% increase in orders in our OTC segment, partially offset by a 3% and 19% decrease in orders in our vision and mail-order pharmacy segments, respectively. Revenues from repeat customers decreased to 76% of net sales in the first quarter of 2010, compared to 77% in the first quarter of 2009, as a result of our new partnerships representing an increasing portion of our total net sales and a decrease in the percentage of repeat orders to new orders, partially offset by an increase in average net sales per order from repeat orders.

OTC Net Sales

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	(in thousands, except per order data)
OTC net sales	$92,992	29.0%	$72,087
Percentage of total net sales from OTC	78.6%		73.3%
OTC customer orders shipped	1,583	25.6%	1,260
OTC average net sales per order	$59	3.5%	$57

Net sales in our OTC segment increased year-over-year in the first quarter of 2010 as a result of an increase in order volume and average net sales per order. The number of orders in our OTC segment grew year-over-year by 26% in the first quarter of 2010. Orders from both new and repeat customers increased as a result of: (a) orders driven by our partnerships with Medco and Rite Aid, (b) orders generated from our acquisition of Salu on February 19, 2010, and (c) orders through new and existing marketing channels. The year-over-year increase in the average net sales per order in our OTC segment in the first quarter of 2010 resulted primarily from a shift in mix to higher priced items, primarily driven by the acquisition of Salu, which has higher average net sales per order. Net sales generated by our acquisition of Salu in the first quarter of 2010 were $5.5 million.

Vision Net Sales

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	(in thousands, except per order data)
Vision net sales	$17,941	2.9%	$17,441
Percentage of total net sales from vision	15.2%		17.8%
Vision customer orders shipped	148	-2.6%	152
Vision average net sales per order	$121	5.2%	$115

Net sales in our vision segment increased year-over-year in the first quarter of 2010 as a result of an increase in the average net sales per order. The year-over-year increase in average net sales per order was driven primarily by customers making larger quantity purchases, price increases for certain SKUs (none of which were individually material), and sales of higher-priced newer technology contact lenses, partially offset by increased use of discount and promotional offers by our customers. Orders in our vision segment have decreased year-over-year in the first quarter of 2010 as a result of a decrease in new customer orders driven by increased competition online and in brick-and-mortar stores.

Mail-Order Pharmacy Net Sales

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	(in thousands, except per order data)
Mail-order pharmacy net sales	$7,395	-15.8%	$8,787
Percentage of total net sales from mail-order pharmacy	6.2%		8.9%
Mail-order pharmacy customer orders shipped	47	-19.0%	58
Mail-order pharmacy average net sales per order	$158	4.6%	$151

Net sales in our mail-order pharmacy segment decreased year-over-year in the first quarter of 2010 as a result of a decrease in order volume, partially offset by an increase in average net sales per order. Included in net sales of our mail-order pharmacy segment for the first quarters of 2010 and 2009 were wholesale orders to one party totaling $343,000 and $203,000, respectively, which increased our average net sales per order by $7 and $3, respectively. Excluding the wholesale orders, the average net sales per order in the first quarter of 2010 increased by $3 compared to the same period in 2009, primarily as a result of price increases (none of which were individually material) to offset increasing product costs.

Cost of Sales and Gross Margin

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	($ in thousands)
Cost of sales	$83,634	18.5%	$70,552
Gross margin dollars	$34,694	25.0%	$27,763
Gross margin percentage	29.3%		28.2%

Cost of sales consists primarily of the cost of products sold to our customers, including allowances for shrinkage and damaged, slow-moving, and expired inventory; outbound and inbound shipping costs; and expenses related to promotional inventory included in shipments to customers. We net against cost of sales payments that we receive from vendors in connection with volume purchases or rebate allowances and payment discount terms.

Total cost of sales increased year-over-year in absolute dollars in the first quarter of 2010 as a result of growth in order volume and net sales. Total gross margin percentage increased year-over-year in the first quarter of 2010 primarily as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment, as well as improved gross margins in our OTC and mail-order pharmacy segments.

Shipping

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	($ in thousands)
Shipping activity:
Shipping revenue	$4,007	11.8%	$3,583
Shipping costs	$8,537	23.2%	$6,928

Net shipping loss	$4,530	35.4%	$3,345

Percentage of net sales:
Shipping revenue	3.4%		3.6%
Shipping costs	7.2%		7.0%
Net shipping loss	3.8%		3.4%

We include in net sales our revenues from shipping charges to customers, and we include in cost of sales outbound shipping costs. Our net shipping loss increased year-over-year in absolute dollars and as a percentage of net sales in the first quarter of 2010, as a result of an increase in shipping costs resulting from a greater proportion of OTC orders and the addition of Salu orders, which have a higher shipping cost than orders in our other business segments, combined with a decrease in shipping revenue resulting from an increase in the number of customers using free shipping offers and a reduced number of customers choosing expedited shipping methods for their orders. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping promotions, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	($ in thousands)
OTC cost of sales	$63,640	27.5%	$49,927
OTC gross margin dollars	$29,352		$22,160
OTC gross margin percentage	31.6%		30.7%

Cost of sales in our OTC segment increased year-over-year in absolute dollars in the first quarter of 2010, as a result of growth in order volume and net sales driven primarily by our partnerships with Medco and Rite Aid, strong beauty growth, inclusive of net sales generated from the acquisition of Salu, and growth in net sales generated through existing and new marketing channels. Our strong growth in net sales has allowed us to leverage our scale to reduce OTC product costs and negotiate incremental vendor subsidies, resulting in the year-over-year increase in gross margin percentage in this segment in the first quarter of 2010. In addition, the strong growth in our beauty business, which is a higher margin business, has contributed to the increase in the gross margin percentage and partially offset the increase in our lower margin growth from Medco and Rite Aid.

Vision Cost of Sales and Gross Margin

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	($ in thousands)
Vision cost of sales	$14,113	3.8%	$13,599
Vision gross margin dollars	$3,828		$3,842
Vision gross margin percentage	21.3%		22.0%

Cost of sales in our vision segment increased year-over-year in absolute dollars, and gross margin decreased as a percentage of net sales in this segment in the first quarter of 2010 primarily as a result of an increase in cost of sales due to a higher mix of higher cost inventory related to the build-up of inventory to support the move of our vision fulfillment operations from Ferndale, Washington to our distribution center in Swedesboro, New Jersey. In addition, we incurred a one-time inventory shrinkage charge related to the migration of inventory to a new perpetual inventory system. These costs contributed to a loss in gross profit dollars of approximately $650,000 or 300 basis points to the vision gross margin percentage compared to the prior year.

Mail-Order Pharmacy Cost of Sales and Gross Margin

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	($ in thousands)
Mail-order pharmacy cost of sales	$5,881	-16.3%	$7,026
Mail-order pharmacy gross margin dollars	$1,514		$1,761
Mail-order pharmacy gross margin percentage	20.5%		20.0%

Cost of sales in our mail-order pharmacy segment decreased year-over-year in absolute dollars in the first quarter of 2010, primarily as a result of a decrease in order volume and net sales. The year-over-year increase in gross margin percentage in this segment resulted primarily from a shift in mix to higher margin generic drugs, and price increases (none of which were individually material), partially offset by the impact of lower margin wholesale orders. Excluding wholesale orders, year-over-year gross margin percentage in this segment in the first quarter of 2010 increased 90 basis points.

Fulfillment and Order Processing Expenses

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	($ in thousands)
Fulfillment and order processing expense	$12,861	16.7%	$11,024
Percentage of net sales	10.9%		11.2%
Fixed and variable cost information:
Variable costs	$9,432	20.6%	$7,823
Fixed costs	$3,429	7.1%	$3,201

Fulfillment and order processing expenses include payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse personnel and pharmacists engaged in prescription verification activities), distribution center equipment and packaging supplies, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution centers and call center facility. Variable fulfillment costs represent the incremental costs of fulfilling, processing, and delivering the orders that are variable based on sales volume. Royalty expenses, related to our partnerships, are included in marketing and sales expense on the statement of operations and are not reported in variable costs in the table provided above, but are reported as a variable cost in our contribution margin in Note 11 of our consolidated financial statements, “Segment Information,” included in Part I, Item 1 of this quarterly report.

Variable fulfillment and order processing expenses increased year-over-year in absolute dollars in the first quarter of 2010 primarily as a result of a 26% increase in order volume in our OTC segment. Fixed fulfillment and order processing expenses increased year-over-year in the first quarter of 2010, primarily due to an increase in employee related costs of approximately $177,000 resulting from headcount and salary increases, the addition of Salu’s fulfillment costs of $188,000, partially offset by a reduction in depreciation expense of $112,000 related to equipment and software purchases being fully depreciated in prior periods. Fulfillment and order processing expenses as a percentage of net sales improved 30 basis points year-over-year in the first quarter of 2010, due to the fact that we spread fixed fulfillment costs across a higher revenue base.

Marketing and Sales Expenses

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	($ in thousands)
Marketing and sales expenses	$11,015	17.1%	$9,410
Percentage of net sales	9.3%		9.6%

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytic tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. In addition, marketing and sales expenses include royalty expenses related to our partnerships of $660,000 in the first quarter of 2010 and $80,000 in the first quarter of 2009. Advertising and promotional costs, inclusive of royalty expenses, were $8.1 million in the first quarter of 2010 and $6.6 million in the first quarter of 2009.

Marketing and sales expenses increased in absolute dollars but decreased as a percentage of net sales in the first quarter of 2010 compared to the prior year quarter. The year-over-year increase of $1.6 million in the first quarter of 2010 resulted primarily from: an increase of $850,000 in paid search, affiliate, and portal costs, driven primarily by order volume; growth in new customer orders, and the addition of Salu’s online marketing costs; an increase in royalty expenses of $580,000 related to our partnerships; and an increase of approximately $260,000 in employee related costs resulting from headcount and salary increases and the addition of Salu’s personnel costs. Marketing and sales expenses as a percentage of net sales improved 30 basis points year-over-year in the first quarter of 2010, due to the fact that we spread fixed marketing costs across a higher revenue base and the growth in orders from our lower cost partnerships.

Marketing and sales expense per new customer decreased in the first quarter of 2010 to $20, compared to $23 in the first quarter of 2009, as a result of an increase in new customers primarily driven by the lower cost of customer acquisition in our partnership channel.

Technology and Content Expenses

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	($ in thousands)
Technology and content expenses	$6,612	11.6%	$5,925
Percentage of net sales	5.6%		6.0%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and improvements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware and IT structures, utilities, and website content and design expenses.

Technology and content expenses increased in absolute dollars but decreased as a percentage of net sales in the first quarter of 2010 compared to the prior year quarter. The year-over-year increase of $687,000 resulted primarily from: the addition of $266,000 of Salu’s technology costs; an increase in depreciation expense of $229,000 resulting from the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure; and an increase of $192,000 in employee and other technology related costs.

General and Administrative Expenses

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	($ in thousands)
General and administrative expenses	$6,711	99.1%	$3,371
Percentage of net sales	5.7%		3.4%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses increased year-over year in absolute dollars and as a percentage of net sales in the first quarter of 2010 primarily as a result of one-time transaction related expenses which comprised $2.9 million of the current year increase. In the first quarter of 2010, these expenses included a $1.4 million transaction fee related to the acquisition of Salu, a fully vested warrant with a fair value of $727,000 issued in exchange for three years of advisory services, as compared to the first quarter of 2009, which included a benefit of $1.2 million realized from the resolution of our New Jersey sales tax case, partially offset by a one-time charge of $475,000 related to a legal settlement. The remaining year-over-year increase in general and administrative expenses in the first quarter of 2010 primarily relate to an increase in employee related costs of $0.8 million resulting from headcount and salary increases, the addition of Salu’s general and administrative costs of $389,000, partially offset by a reduction in professional fees of approximately $460,000 related to consulting projects focused on our profitability initiatives in the prior year.

Amortization of Intangible Assets

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	($ in thousands)
Amortization of intangible assets	$48	-76.8%	$207

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of Salu and CNS, assets acquired in connection with our agreement with GNC, which costs were fully amortized in June 2009, and other intangible assets, including a technology license agreement and domain names. On February 19, 2010, in conjunction with the acquisition of Salu, we acquired intangible assets of $8.7 million related to a service contract and developed technology. See Note 5 of our consolidated financial statements, “Acquisition of Salu,” included in Part I, Item 1 of this quarterly report.

The year-over-year decrease in amortization expense for the first quarter of 2010 resulted from certain intangible assets being fully amortized in 2009.

Interest Income and Expense

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	($ in thousands)
Interest income (expense), net	$(63)	-246.5%	$43

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital lease and debt obligations. The year-over-year increase in net interest expense in the first quarter of 2010 was primarily a result of receiving lower returns on cash, cash equivalents, and marketable securities balances and increased interest expense as a result of higher borrowings on our line of credit primarily due to the Salu acquisition.

Gain from Discontinued Operations

	Three Months Ended
	April 4, 2010	% Change	March 29, 2009
	($ in thousands)
Gain from discontinued operations	$—	-100.0%	$2,985

The gain from discontinued operations in the first quarter of 2009 represents $3.0 million we received in monthly payments from Rite Aid, which concluded in the second quarter of 2009, related to the sale of our local pick-up pharmacy business (LPU).

Income Taxes

There was no provision or benefit for income taxes for the three-month periods ended April 4, 2010 and March 29, 2009 due to our ongoing operating losses.

Non-GAAP Measure

Adjusted EBITDA

The following table provides information regarding our adjusted EBITDA, including a reconciliation of net income or loss to adjusted EBITDA (in thousands):

	April 4, 2010	March 29, 2009
Net income (loss)	$(2,616)	$854
Amortization of intangible assets	48	207
Stock-based compensation	1,827	1,021
Depreciation	3,204	3,082
Interest (income) expense, net	63	(43)

Adjusted EBITDA	$2,526	$5,121

To supplement the consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (GAAP), we use the non-GAAP measure of adjusted EBITDA, defined as earnings before interest, taxes, depreciation, and amortization of intangible assets, adjusted to exclude the impact of stock-based compensation expense. This non-GAAP measure is provided to enhance the user’s overall understanding of our current financial performance. Management believes that adjusted EBITDA, as defined, provides useful information to us and to investors by excluding certain items that may not be indicative of our core operating results. In addition, because we have historically provided adjusted EBITDA measures to investors, management believes that including adjusted EBITDA measures provides consistency in the our financial reporting. However, adjusted EBITDA should not be considered in isolation, or as a substitute for, or as superior to, net income/loss, cash flows, or other consolidated income/loss or cash flow data prepared in accordance with GAAP, or as a measure of our profitability or liquidity. Although adjusted EBITDA is frequently used as a measure of operating performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Net income/loss is the closest financial measure prepared by us in accordance with GAAP in terms of comparability to adjusted EBITDA.

Significant Accounting Judgments

The preparation of financial statements in conformity with GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant accounting policies are included in Note 1 of our consolidated financial statements included in Part I of our annual report on Form 10-K for the fiscal year ended January 3, 2010. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations.

Off-Balance Sheet Transactions

We have not entered into any off-balance sheet transactions.

Liquidity and Capital Resources

We have an accumulated deficit of $773.8 million through April 4, 2010. To date, we have had only three profitable quarters, and we may never achieve profitability on a full-year or consistent basis. We expect to report net income in the second quarter of 2010, primarily as a result of the gain expected on the sale of our pharmacy assets, however excluding the gain, we expect to incur a net loss in the second quarter and possibly longer. From our inception through April 4, 2010, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $421.7 million.

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements, or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and in the sections entitled “Risk Factors,” in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 3, 2010.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, U.S. government agency obligations, and corporate notes and bonds, are considered short-term as they are available to fund current operations. In addition, we have a revolving two-year line of credit allowing for borrowings of up to $25.0 million in the aggregate through March 2011, which is available to fund operations, capital expenditures, or finance acquisitions, as needed. As of April 4, 2010, the aggregate available borrowings under the line of credit were approximately $11.5 million.

On February 19, 2010, we completed our acquisition of Salu. See Note 5 of our consolidated financial statements, “Acquisition of Salu,” included in Part I, Item 1 of this quarterly report. In connection with this acquisition, we financed a portion of the cash payable at the closing of the acquisition by borrowing $10.0 million under our revolving two-year line of credit, which accrues interest at the higher of the prime rate plus 0.50% (3.75% at April 4, 2010), or 4.50%. The balance outstanding under the line of credit was $13.0 million as of April 4, 2010.

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

Discussion of Cash Flows

The following table provides information regarding our cash flows for the three-month periods ended April 4, 2010 and March 29, 2009.

	Three Months Ended
	April 4, 2010	$ Change	March 29, 2009
	(in thousands)
Net cash provided by (used in)
Operating activities	$2,995	$4,815	$(1,820)
Investing activities	$(18,308)	$(21,614)	$3,306
Financing activities	$10,239	$10,946	$(707)
Net increase (decrease) in cash and cash equivalents	$(5,074)	$(5,853)	$779

Cash provided by (used in) operating activities. Our operating cash flows result primarily from cash received from our customers, fulfillment partners, and advertising and other service revenue, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, and interest payments on our debt obligations. Cash received from customers and other activities generally corresponds to our net sales, and because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and valuation of cash equivalents and marketable securities.

In the first quarter of 2010, net cash provided by operating activities reflects a loss from continuing operations of $2.6 million, cash generated from working capital of $525,000 and non-cash expenses of $5.1 million. Net cash provided by operating activities increased year-over-year in the first quarter of 2010 by $4.8 million as a result of $4.5 million of cash generated from working capital, primarily due to a decrease in inventory and accounts receivable, partially offset by the timing of payments, an increase in non-cash expenses of $814,000 driven by an increase in stock compensation expense, and an increase in our loss from continuing operations of $0.5 million.

Cash provided by (used in) investing activities. Our net cash flows used in investing activities include the purchase of marketable securities, the acquisition of fixed assets and intangible assets, and the acquisition of Salu, partially offset by the net proceeds received from the sales and maturities of marketable securities and proceeds from the sale of discontinued operations.

In the first quarter of 2010, net cash used in investing activities reflects $18.1 million of cash used to acquire Salu, net of $1.4 million of cash acquired, $2.4 million used to purchase fixed assets and intangible assets, and $2.3 million used to purchase marketable securities, partially offset by $4.4 million from sales and maturities of marketable securities. Net cash used in investing activities increased year-over-year in the first quarter of 2010 by $21.6 million primarily as a result of the acquisition of Salu and a decrease in cash proceeds of $3.0 million received from the sale of our discontinued LPU business.

Cash provided by (used in) financing activities. Our net cash flows from financing activities represent cash provided from borrowings under our revolving bank line of credit to fund capital expenditures, acquisitions, and operations, and the exercise of options and shares purchased under our employee stock purchase plan, which terminated in the second quarter of 2009, partially offset by payments on our debt obligations.

In the first quarter of 2010, net cash provided by financing activities represents $10.0 million of proceeds received from the line of credit and $322,000 received from the exercise of stock options, partially offset by $83,000 used to pay debt obligations. Net cash provided by financing activities increased year-over-year in the first quarter of 2010 by $10.9 million primarily due to the proceeds received from the line of credit, which were used to acquire Salu.

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

Contractual Cash Requirements and Commitments

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the higher of prime rate plus 0.50% (3.75% at April 4, 2010), or 4.50% for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. In the third quarter of 2009, we paid off the existing term loan and borrowed approximately $3.0 million on the revolving line of credit under this facility. In February 2010, we financed a portion of the cash payable at the closing of the acquisition of Salu by borrowing $10.0 million under our revolving two-year line of credit. As of April 4, 2010, $13.0 million was outstanding under the line of credit. Availability under the line of credit is also reduced by a $541,000 letter of credit we provided to our landlord. The available borrowings under the line of credit were approximately $11.5 million at April 4, 2010. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents and our free cash flow. As of April 4, 2010 we were not in compliance with our minimum adjusted quick ratio covenant for which we obtained a waiver from the bank. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of April 4, 2010, none of these events had occurred.

As of April 4, 2010, we did not have any future material noncancelable commitments to purchase goods or services.

Management Outlook

The outlook for the second quarter of 2010 includes the estimated gain on the sale and the results of operations of our mail-order pharmacy segment presented as discontinued operations in connection with our intent to sell our pharmacy assets to BioScrip. For the second quarter of 2010, we are targeting net sales in the range of $113.0 million to $117.0 million, net income in the range of $3.5 million to $4.5 million, and adjusted EBITDA in the range of $9.8 million to $10.8 million.

The following table provides information regarding our guidance for adjusted EBITDA, including a reconciliation of net income or loss to adjusted EBITDA (in thousands):

	Three Months Ended
	July 4, 2010
	Range High	Range Low
Net income	$4,500	$3,500
Amortization of intangible assets	130	130
Stock-based compensation	2,700	2,700
Depreciation	3,400	3,400
Interest expense, net	70	70

Adjusted EBITDA	$10,800	$9,800

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $13.0 million at April 4, 2010, and the highest interest rate attributable to this outstanding balance was 4.5% at April 4, 2010. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities due to volatility of the bond market in general, company-specific circumstances, and changes in general economic conditions. As of April 4, 2010, we had $12.5 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, chief accounting officer, and general counsel, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer, chief accounting officer, and general counsel, concluded that, as of April 4, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

During the quarter ended April 4, 2010, we acquired Salu, the owner and operator of SkinStore.com. We are still assessing the internal controls of Salu but do not believe those controls have materially affected, or are likely to materially affect, our internal controls over financial reporting. There were no other changes during the quarter ended April 4, 2010 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, in this Form 10-Q.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of our consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

The risk factor disclosure included under Item 1A of our annual report on Form 10-K for the fiscal year ended January 3, 2010, filed with the Securities and Exchange Commission on March 13, 2010, has not materially changed other than as set forth below.

If we fail to integrate, maintain or enhance our strategic relationships to help promote our website and expand our product offerings, our development could be hindered.

We have entered, or expect to enter, into a number of strategic partnerships to build, host, and process and fulfill orders, most recently, with Rite Aid Corporation, Medco Health Solutions, Inc., Luxottica Group S.p.A., and BioScrip Pharmacy Services, Inc. We believe that our relationships and other strategic partners, Internet portals, third-party distributors, and manufacturers are critical to attract customers, to facilitate broad market acceptance of our products and the drugstore.com brands, and to enhance our sales and marketing capabilities. We expect to continue to evaluate and consider a wide array of potential strategic partnerships as part of our growth strategy. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. The process of integrating and maintaining strategic partnerships may create unforeseen operating difficulties and expenditures and is itself risky. Such risks include a diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration of the strategic partnerships, partners having interest, strategies or goals inconsistent with ours, business decisions or other actions of our partners may result in harm to our reputation or adversely affect the value of our investment in the partnership, and such partnerships require a significant investment of time and resources, and we may not generate sufficient revenues to offset this investment. We may incur additional operating losses and expenses as a result of the operations of the strategic partnerships. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners. Our business could be harmed if any of our strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under their agreements with us.

We have a history of generating significant losses, and may not be able to sustain profitability.

We have an accumulated deficit of $773.8 million through April 4, 2010. To date, we have had only three profitable quarters, and we may never achieve profitability on a full-year or consistent basis. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, dated May 5, 2010.

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 26, 2009 (incorporated by reference to Exhibit 3.1 to drugstore.com inc.’s Current Report on Form 8-K filed January 30, 2009 (SEC File No. 000-26137)).

31.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC. (Registrant)

By:	/s/ Robert P. Potter
Robert P. Potter
Vice President and Chief Accounting Officer

Date: May 14, 2010