Form 10-Q
period 2010-07-04
DRUGSTORE COM INC
filed 2010-08-13
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

or

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

As of August 6, 2010, the registrant had 106,019,460 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three and six months ended July 4, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net sales	$113,147	$88,880	$224,080	$178,408
Costs and expenses:
Cost of sales	78,705	62,040	156,458	125,566
Fulfillment and order processing	12,559	9,915	24,534	19,993
Marketing and sales	12,088	9,002	22,995	18,212
Technology and content	6,978	6,066	13,586	11,987
General and administrative	5,500	4,187	12,195	7,534
Amortization of intangible assets	128	214	176	421

Total costs and expenses	115,958	91,424	229,944	183,713

Operating loss	(2,811)	(2,544)	(5,864)	(5,305)
Interest (expense) income, net	(137)	14	(200)	57

Loss from continuing operations	(2,948)	(2,530)	(6,064)	(5,248)
Gain from discontinued operations, net of tax	274	3,556	774	7,128

Net income (loss)	$(2,674)	$1,026	$(5,290)	$1,880

Basic and diluted loss from continuing operations per share	$(0.03)	$(0.03)	$(0.06)	$(0.05)
Basic and diluted gain from discontinued operations per share	0.00	0.04	0.01	0.07

Basic and diluted net income (loss) per share	$(0.03)	$0.01	$(0.05)	$0.02

Weighted average shares outstanding	104,992,447	99,727,521	103,849,844	98,541,567

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 4, 2010 (unaudited)	January 3, 2010
Assets
Current assets:
Cash and cash equivalents	$20,716	$22,175
Marketable securities	9,842	14,678
Accounts receivable, net of allowances	12,642	13,275
Inventories	40,340	39,300
Other current assets	3,577	2,406
Assets of discontinued operations	2,805	2,832

Total current assets	89,922	94,666
Fixed assets, net	23,305	24,104
Other intangible assets, net	14,528	3,398
Goodwill	57,374	32,202
Other long-term assets	159	159

Total assets	$185,288	$154,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,244	$34,408
Accrued compensation	4,319	5,707
Accrued marketing expenses	2,891	5,247
Other current liabilities	1,854	1,542
Current portion of long-term debt obligations	13,072	195
Liabilities of discontinued operations	4,676	4,581

Total current liabilities	64,056	51,680
Long-term debt obligations, less current portion	5	3,011
Deferred income taxes	4,017	959
Other long-term liabilities	1,275	1,213
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 106,120,804 and 100,362,285 shares issued, 106,015,248 and 100,256,729 outstanding	892,842	869,146
Treasury stock, 105,556 and no shares issued and outstanding	(151)	(151)
Accumulated other comprehensive loss	(235)	(98)
Accumulated deficit	(776,521)	(771,231)

Total stockholders’ equity	115,935	97,666

Total liabilities and stockholders’ equity	$185,288	$154,529

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Operating Activities:
Net income (loss)	$(2,674)	$1,026	$(5,290)	$1,880
Less gain from discontinued operations, net of tax	274	3,556	774	7,128

Loss from continuing operations	(2,948)	(2,530)	(6,064)	(5,248)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,344	3,194	6,548	6,276
Amortization of intangible assets	128	214	176	421
Stock-based compensation	3,646	1,068	5,473	2,089
Other	(17)	(4)	(10)	(52)
Changes in, net of acquisitions:
Accounts receivable	(1,002)	(617)	1,485	(1,066)
Inventories	(20)	1,314	3,480	2,261
Other assets	192	(186)	(840)	(947)
Accounts payable, accrued expenses and other liabilities	155	(2,629)	(4,827)	(6,284)

Net cash provided by (used in) continuing operations	3,478	(176)	5,421	(2,550)
Net cash provided by discontinued operations	652	2,816	1,704	3,370

Net cash provided by operating activities	4,130	2,640	7,125	820

Investing Activities:
Purchases of marketable securities	(6,831)	(9,453)	(9,087)	(11,153)
Sales and maturities of marketable securities	9,501	4,750	13,886	8,649
Purchases of fixed assets	(3,352)	(1,961)	(5,325)	(3,693)
Proceeds from the sale of discontinued operations	—	2,973	—	5,946
Purchase of Salu, less cash acquired	92	—	(17,977)	—
Purchase of intangible assets	—	(11)	(29)	(145)

Net cash used in continuing investing activities	(590)	(3,702)	(18,532)	(396)
Net cash used in discontinued investing activities	(460)	—	(826)	—

Net cash used in investing activities	(1,050)	(3,702)	(19,358)	(396)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	581	46	903	94
Borrowings on line of credit	—	—	10,000	—
Purchase of treasury stock	—	(151)	—	(151)
Principal payments on debt obligations	(46)	(776)	(129)	(1,531)

Net cash provided by (used in) financing activities	535	(881)	10,774	(1,588)

Net increase (decrease) in cash and cash equivalents	3,615	(1,943)	(1,459)	(1,164)
Cash and cash equivalents at beginning of period	17,101	25,976	22,175	25,197

Cash and cash equivalents at end of period	$20,716	$24,033	$20,716	$24,033

Supplemental Cash Flow Information:

Common stock issued for purchase of Salu	$(91)	$—	$17,271	$—

Equipment acquired in capital lease agreements	$—	$—	$—	$114

Cash paid during the period for interest	$152	$44	$255	$122

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
www.allergysuperstore.com www.vitaminemporium.com www.DeluxeSalonSupply.com

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

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 was effective for annual reporting periods beginning after December 15, 2009 (See Note 7 of our consolidated financial statements), except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.

4. Net Income (Loss) Per Share

We compute net income (loss) per share using the two-class method. We compute basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares outstanding during the applicable period, including outstanding participating securities. Participating securities include restricted stock awards and restricted stock units, as holders of these securities are entitled to receive non-forfeitable dividends prior to vesting at the same rate as holders of our common stock. Because we had a net loss for the three- and six-month periods ended July 4, 2010, none of the loss was allocated to the participating securities. In addition, 816,450 shares of common stock held in escrow in connection with the acquisition of Salu were also excluded from the computation of net loss per share for the three- and six-month periods ended July 4, 2010 as these shares were considered contingently issuable shares. We compute diluted earnings per share using the weighted-average number of shares determined for the basic net income (loss) per share computation plus the dilutive effect of common stock equivalents using the treasury stock method.

The following table sets forth the weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Common stock	104,992,447	99,447,414	103,849,844	96,776,348
Non-vested restricted stock	—	280,107	—	1,765,219

	104,992,447	99,727,521	103,849,844	98,541,567

We excluded the following shares from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive for the three- and six-month periods ended:

	July 4, 2010	June 28, 2009
Stock options and stock appreciation rights	20,442,845	17,748,979
Non-vested restricted stock awards	2,251,013	—
Non-vested restricted stock units	427,346	—
Contingently issuable shares	816,450	—
Warrants	700,000	400,000

	24,637,654	18,148,979

5. Acquisition of Salu

We account for acquisitions using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed from acquisitions are recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired is recorded as goodwill. We are currently reviewing our options for tax treatment of the acquisition, including an option to elect to treat the stock purchase as an asset purchase for tax purposes. If this election is made, the purchase accounting deferred tax liability and goodwill would be reduced by approximately $3.0 million. Our purchase price allocation is preliminary based on management’s final evaluation of the fair value of certain tangible and intangible assets, the settlement of escrow funds, and our determination of the tax treatment.

On February 19, 2010, we completed our previously announced acquisition of Salu. The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of December 27, 2009, by and among drugstore.com, Silk Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of drugstore.com, Salu, certain stockholders of Salu, and a representative of all stockholders of Salu. On February 19, 2010, Silk Acquisition Corporation merged with and into Salu, with Salu surviving as a wholly owned subsidiary of drugstore.com pursuant to the merger agreement. As consideration for their shares of Salu, the stockholders of Salu received $19.4 million cash (less approximately $1.9 million of Salu’s transaction expenses and the repayment of Salu’s outstanding debt obligation of $2.6 million paid out of the merger consideration) and 5,425,678 shares of drugstore.com common stock with a fair value of $17.3 million. Of this initial consideration, drugstore.com paid approximately $2.7 million in cash and 816,450 shares of our common stock into escrow to secure post-closing indemnification obligations of Salu’s stockholders. In the second quarter of 2010, approximately $182,000 of the initial purchase price, equal parts cash and stock, was reimbursed in connection with adjustments allowed for under the Agreement and Plan of Merger. Additionally, certain employees of Salu are eligible to receive a performance incentive payment payable in cash over a two-year period commencing in fiscal year 2010 with an aggregate value of $2.5 million if the surviving entity achieves certain financial and other performance targets. On the acquisition date, we recorded a liability of $473,000 which represents the fair value of the portion of the performance incentive payment that will be accounted for as additional consideration. Any adjustments to the fair value of our estimate of the performance incentive payment may affect our consolidated statements of operations and could have a material impact on our financial results. There were no changes to the fair value as of July 4, 2010.

We financed a portion of the cash payable at the closing of the acquisition described above by borrowing $10.0 million under our revolving two-year line of credit pursuant to our March 2009 loan and security agreement with our existing bank. In conjunction with the acquisition, we also paid $1.4 million in transaction fees in the first quarter of 2010 and incurred integration costs and purchase accounting adjustments of approximately $0.3 million in the second quarter of 2010 and $0.4 million in the first quarter of 2010, which are recorded in general and administrative expenses and cost of sales ($125,000) in our statements of operations. Salu’s results of operations are included in the consolidated statements of operations beginning February 20, 2010, and generated $11.5 million of net sales and $0.5 million of net income, excluding purchase accounting adjustments of $125,000, in the second quarter of 2010 and $17.0 million of net sales and $0.8 million of net income, excluding integration costs and purchase accounting adjustments of approximately $315,000, in the first half of 2010.

The following summarizes the fair values of Salu’s acquired assets and liabilities assumed based on the total consideration of $37.1 million, which represents $19.4 million of cash, $17.3 million of common stock issued, and $0.5 million of deferred acquisition payments. The following table also includes cash acquired of $1.4 million as of the acquisition date (in thousands):

Total current assets	$7,090
Fixed assets	406
Goodwill (1)	25,192
Identifiable intangible assets (2):
Trademarks	8,749
Service contract	2,087
Developed technology	501

Total assets acquired	44,025

Total current liabilities	(3,845)
Long-term deferred tax liabilities	(3,070)

Total liabilities assumed	(6,915)

Total consideration	37,110
Liability arising from contingent consideration	(473)

Consideration paid at acquisition date	$36,637

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

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net sales	$113,147	$99,485	$230,787	$198,643
Net income (loss)	$(2,674)	$1,233	$(4,817)	$2,095

6. Discontinued Operations

On July 29, 2010, drugstore.com and DS Pharmacy, Inc., our wholly owned subsidiary, entered into a second amendment to the asset purchase agreement dated May 5, 2010, as amended July 14, 2010 with BioScrip, Inc., and BioScrip Pharmacy Services, Inc., its wholly owned subsidiary, which closed on July 30, 2010. Under the terms of the agreement, BioScrip Pharmacy Services purchased substantially all of the assets of DS Pharmacy for a purchase price of $10.5 million, subject to adjustment for changes in gross profit of the business. Of this initial consideration, BioScrip paid $5.0 million in connection with closing, with $0.5 million accounting for the purchase of inventory and $4.5 million accounting for the purchase of other assets. BioScrip will pay the remaining $5.5 million of the initial consideration into escrow in installments over the 12 months following the closing. The final amount paid out of escrow will be determined after the 12-month period based on the profitability of the prescription pharmacy business during that period. Additionally, the parties entered into a 5-year marketing agreement allowing drugstore.com pharmacy customers to continue to order as they always have through the drugstore.com web store. Under the agreement, 12 months following the closing of July 30, 2010, BioScrip will pay drugstore.com a fee to continue to market the drugstore.com pharmacy, which will be served by BioScrip. We consider the marketing service fees to be indirect cash inflows of our discontinued mail-order pharmacy segment, as the fees earned are not a significant source of ongoing future revenue.

The following table summarizes the results of operations that we have classified as discontinued operations in conjunction with the asset purchase agreement from the sale of our mail-order pharmacy segment. In addition, during the three- and six-month periods ended June 28, 2009, we recognized $3.0 million and $5.9 million, respectively, of the gain from the sale of the discontinued operations of our local pick-up (LPU) pharmacy segment. We have classified the results of operations of our mail-order pharmacy and LPU business segments as discontinued operations in the accompanying consolidated financial statements for all periods presented. We expect to record a gain from discontinued operations of our mail-order pharmacy segment of approximately $5.0 million in the third quarter of 2010.

The following table summarizes the results of operations that we have classified as discontinued operations.

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net sales	$7,055	$11,461	$14,450	$20,248
Cost of sales	5,756	9,722	11,637	16,748
Fulfillment and order processing	910	963	1,796	1,909
Marketing and sales	101	158	209	358
Technology and content	4	4	8	8
General and administrative	10	19	26	43

Gain from discontinued operations –mail-order pharmacy	$274	$595	$774	$1,182
Gain from discontinued operations –LPU pharmacy	—	2,961	—	5,946

Gain from discontinued operations	$274	$3,556	$774	$7,128

We have classified the assets and liabilities of our mail-order segment as net assets and liabilities from discontinued operations in the accompanying consolidated balance sheets for all periods presented.

	July 4, 2010 (Unaudited)	January 3, 2010
Accounts receivable	$1,221	$1,798
Inventories	636	912
Other current assets	61	61
Fixed assets, net	887	61

Assets of discontinued operations	$2,805	$2,832

Accounts payable	$4,307	$4,220
Accrued liabilities	349	340
Other current liabilities	20	21

Liabilities of discontinued operations	4,676	4,581

Net liabilities of discontinued operations	$1,871	$1,749

7. Fair Value of Financial and Nonfinancial Instruments

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We consider marketable securities to be available-for-sale, and as of July 4, 2010 the marketable securities’ contractual maturity dates are within one year. As of July 4, 2010, we had deferred acquisition payments totaling $0.5 million, in conjunction with our acquisition of Salu on February 19, 2010, that is categorized as a Level 3 liability. We utilized a discounted cash flow model that incorporated several different assumptions of future performance and a discount rate to determine fair value. There was no change in fair value of this liability categorized as Level 3 in the second quarter of 2010.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. We use the specific identification method to determine cost of securities sold.

Financial instruments consist of the following:

	July 4, 2010
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Total Estimated Fair Value
	(in thousands)
Cash and money market funds (3)	$8,998	$—	$—	$8,998
Level 1 securities:
Money market funds	7,068	—	—	7,068
Level 2 securities:
Commercial paper	6,048	—	—	6,048
U.S. government agency obligations	5,344	1	—	5,345
Corporate notes and bonds (2)	3,103	—	4	3,099
Level 3 liabilities:
Deferred acquisition payment	473	—	—	473

Total financial instruments	$31,034	$1	$4	$31,031

	January 3, 2010
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Total Estimated Fair Value
	(in thousands)
Cash and money market funds	$12,316	$—	$—	$12,316
Level 1 securities:
Money market funds	7,059	—	—	7,059
Level 2 securities:
Commercial paper	6,398	—	—	6,398
U.S. government agency obligations	9,365	35	—	9,400
Corporate notes and bonds (2)	1,680	—	—	1,680

Total financial instruments	$36,818	$35	$—	$36,853

(1)

As of July 4, 2010 corporate notes with loss positions totaled $4,000 and as of January 3, 2010, there were no investments with loss positions. We evaluated the nature of our investments, credit worthiness of the issuer, and the duration of any impairments to determine if an other-than-temporary decline in fair value had occurred.

(2)	Corporate notes and bonds include investments in corporate institutions. No single issuer represents a significant portion of the total corporate notes and bonds portfolio.
(3)

As of July 4, 2010, cash and money market funds include $5.0 million, which serves as collateral on a contract. The contract is cancelable upon 30-days written notice and therefore the cash is not considered restricted as it is readily available within 30 days.

8. Other Intangible Assets and Goodwill

Intangible Assets

The other intangible assets balances as of July 4, 2010 were as follows (in thousands):

	Weighted Average Years Useful Life	Balance January 3, 2010	Acquisitions (1)	Other (2)	Accumulated Amortization	Balance July 4, 2010
Vision Direct trade name	indefinite	$2,700	$—	$—	$—	$2,700
Salu trademarks	indefinite	—	8,749	(60)	—	8,689
Trademarks	indefinite	292	—	—	—	292
Salu service contract and developed technology	7.8	—	2,588	—	(119)	2,469
Technology license, domain names and other	8.4	406	29	—	(57)	378

Total other intangible assets	8.0	$3,398	$11,366	$(60)	$(176)	$14,528

(1)	On February 19, 2010 in conjunction with the acquisition of Salu, we acquired identifiable intangible assets of $11.3 million.
(2)	Represents the impact of foreign exchange rate differences.

The following table summarizes our estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal year
Remainder of 2010	$257
2011	515
2012	488
2013	327
2014	254

Total	$1,841

Goodwill

The following table summarizes our goodwill by business segment (in thousands):

	OTC	Vision	Total
Balance at January 3, 2010	$8,404	$23,798	$32,202
Acquisitions (1)	25,192	—	25,192
Other (2)	(20)	—	(20)

Balance at July 4, 2010	$33,576	$23,798	$57,374

(1)	On February 19, 2010, we completed our acquisition of Salu resulting in goodwill of $25.2 million from the excess of the purchase price over the fair values of the net assets acquired.
(2)	Represents the impact of foreign exchange rate differences.

9. Stockholders’ Equity

Warrants

In February 2010, we issued a fully vested warrant to purchase 300,000 shares of our common stock at $2.00 per share, expiring in February 2020, in connection with a three-year advisory agreement. We determined the fair value of the warrant, using the Black-Scholes option pricing model, to be $727,000, which was recorded in general and administrative expenses in the consolidated statements of operations in the first quarter of 2010.

Stock Compensation

We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize it over the service period for awards expected to vest. We determined the fair value of stock options based on the grant date fair value method using the Black-Scholes valuation model. We determined the fair value of restricted stock based on the number of shares granted and the quoted price of our common stock. We recognize such value as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, we will record such amounts as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

On March 10, 2010, we notified the staff of the Nasdaq Stock Market that we were in material noncompliance with Rule 5635(c) of the Corporate Governance Requirements of the NASDAQ listing requirements with respect to certain equity awards granted under the 2008 Plan. The 2008 Plan previously required that any award of restricted stock, among other securities, be counted against the 2008 Plan share reserve as three shares for every one share subject to the award (the “Full Value Award Provision”). In the first quarter of 2010, our management became aware that we exceeded the share limit set forth in the 2008 Plan as a result of the inadvertent incorrect application of the Full Value Award Provision. Because the grant of approximately 700,000 shares of restricted stock and awards of options and stock appreciation rights with respect to approximately 3.4 million shares of common stock exceeded the share reserve limit after proper application of the Full Value Award Provision, we were deemed to have issued securities pursuant to the 2008 Plan without stockholder approval. Accordingly, we were not in compliance with Rule 5635(c) of the Nasdaq Corporate Governance Requirements.

We submitted our plan to regain compliance with Rule 5635(c) to NASDAQ on March 10, 2010. Our compliance plan conditioned the release and delivery of certain shares of restricted stock and unvested options and stock appreciation rights on approval by our stockholders of certain amendments to the 2008 Plan. We included those amendments in our 2010 proxy statement as proposals which were presented at the annual meeting of stockholders, held on June 10, 2010. We also provided notice to affected award recipients on March 15, 2010. On March 16, 2010, NASDAQ informed us that by providing the foregoing notice to affected equity award recipients, we had regained compliance with Rule 5635(c). On June 10, 2010, our stockholders approved the release and delivery of the restricted stock and unvested options and stock appreciation rights impacted by the noncompliance with the 2008 Plan. The stockholders also approved an amendment to our 2008 Plan, retroactive to the inception of the 2008 Plan, to decrease from three to 1.33 the share ratio applied for purposes of counting full value awards.

Under the codification guidance for stock compensation, a grant date cannot occur before all necessary approvals have been obtained, including stockholder approval of the reservation of sufficient additional shares under the plan. Accordingly, the restricted stock awards, stock options, and stock appreciation rights to purchase common stock granted under the 2008 Plan beginning on March 6, 2009 were not considered valid grants. Upon stockholder approval, the grants became valid grants and the measurement date for the approximately 700,000 restricted stock awards and the 3.4 million stock options and stock appreciation rights, originally impacted, was June 10, 2010. On the measurement date, the restricted stock awards, stock options, and stock appreciation rights were valued at the closing stock price of $3.47. The stock options and stock appreciation rights have exercise prices ranging from $0.85 to $2.44, resulting in the stock options and stock appreciation rights being granted as in-the-money awards for purposes of measuring stock compensation expense. In addition, the vesting terms of the restricted stock awards, stock options, and stock appreciation rights were accelerated. As a result, we recognized $2.5 million of stock compensation in the second quarter of 2010 relating to these awards.

Stock Option and Stock Appreciation Rights Activity

The following table summarizes our stock option and stock appreciation rights activity:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term
Outstanding at January 3, 2010	16,635,725	$3.16

Options granted (1)	4,418,124	$2.29
Options exercised	(338,737)	$2.26
Options forfeited	(272,267)	$10.27

Outstanding at July 4, 2010	20,442,845	$2.89

Vested and expected to vest at July 4, 2010	17,195,016	$2.97	6.09

Exercisable at July 4, 2010	15,371,135	$3.01	5.75

(1)	Includes 3.4 million stock options and stock appreciation rights that were subject to stockholder approval, which was obtained on June 10, 2010.

Restricted Stock Awards Activity

The following table summarizes our restricted stock awards activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 3, 2010	2,130,000	$0.76

Awards granted (1)	693,503	$3.47
Awards released	(566,594)	$1.77
Awards forfeited	(5,896)	$3.47

Outstanding at July 4, 2010	2,251,013	$1.33

(1)	Includes 0.7 million restricted stock awards that were subject to stockholder approval, which was obtained on June 10, 2010.

Restricted Stock Units Activity

The following table summarizes our restricted stock units activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 3, 2010	—	$—

Units granted (1)	428,646	$3.47
Units vested	—
Units forfeited	(1,300)	$3.47

Outstanding at July 4, 2010	427,346	$3.47

(1)	In June 2010, the Board of Directors approved the granting of restricted stock units as permitted under the 2008 Plan.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Fulfillment and order processing	$439	$95	$537	$214
Marketing and sales	867	306	1,186	656
Technology and content	509	219	714	464
General and administrative	1,831	448	3,036	755

Total	$3,646	$1,068	$5,473	$2,089

10. Line of Credit and Debt Obligations

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the higher of prime rate plus 0.50% (3.75% at July 4, 2010), or 4.50% for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, cash and investment balances, and balances outstanding under our existing term loan. In the third quarter of 2009, we paid off the existing term loan and borrowed approximately $3.0 million on the revolving line of credit under this facility. In February 2010, we financed a portion of the cash payable at the closing of the acquisition of Salu by borrowing $10.0 million under our revolving two-year line of credit. As of July 4, 2010, $13.0 million was outstanding under the line of credit. Availability under the line of credit is also reduced by a $541,000 letter of credit we provided to our corporate headquarters landlord. The available borrowings under the line of credit were approximately $11.5 million at July 4, 2010. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), and capital expenditures. As of July 4, 2010, we were not in compliance with our minimum adjusted quick ratio covenant, for which we obtained a waiver from the bank. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of July 4, 2010, none of these events had occurred.

11. Commitments and Contingencies

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

In general, the complaint alleges that the prospectuses through which we conducted the Offerings were materially false and misleading because they failed to disclose, among other things, that (i) the underwriters of the Offerings allegedly had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors’ material portions of the restricted number of shares issued in connection with the Offerings and (ii) the underwriters allegedly entered into agreements with customers whereby the underwriters agreed to allocate drugstore.com shares to customers in the Offerings in exchange for which customers agreed to purchase additional drugstore.com shares in the after-market at predetermined prices. The complaint asserts violations of various sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The action seeks damages in an unspecified amount and other relief. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies or their present and former officers and directors.

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

The parties in the approximately 300 coordinated cases, including the parties in drugstore.com’s case, reached a settlement that was approved by the District Court on October 5, 2009. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including drugstore.com. A group of three objectors filed a petition to the Second Circuit on or about October 26, 2009 seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Final judgment in the amount of the settlement amount was entered on December 3, 2009. Plaintiffs have filed an opposition to the petition. Six notices of appeal to the Second Circuit have been filed by different groups of objectors, including one notice filed by the objectors who filed the petition to appeal. Subject to court approval, the objectors to the settlement will file their briefs in the Second Circuit no later than October 6, 2010, and answering briefs will be due no later than February 3, 2011.

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

12. Segment Information

We have two reporting segments: over-the-counter (OTC) and vision. The OTC segment is comprised of the sales and related costs of selling all non-prescription health, beauty, personal care, household, and other products, and includes the results of Salu beginning as of February 20, 2010. Our vision segment is comprised of sales and the related costs of selling contact lenses and other contact lens supplies through Vision Direct. On July 30, 2010, we closed our previously announced sale of our mail-order pharmacy assets to BioScrip, as discussed in Note 6 of our consolidated financial statements. As a result, we have presented our mail-order pharmacy segment as discontinued operations beginning with the second quarter of 2010 and for all prior periods presented. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing, and delivering the order (labor, packaging supplies, and credit card fees that are variable based on sales volume). In the second quarter of 2010, our chief operating decision makers modified our definition of variable order costs to exclude partnership-related royalty costs, which are variable in nature, but are considered more of a marketing cost since we consider our partnerships a marketing channel and we have restated prior periods to reflect this change in the definition of contribution margin. The information presented below for these segments is the information our management uses in evaluating operating performance.

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(in thousands)		(in thousands)
OTC:
Net sales	$95,893	$71,299	$188,885	$143,386
Cost of sales	65,683	48,687	129,323	98,614
Variable order costs (a)	8,115	6,248	16,095	12,616

Contribution margin	$22,095	$16,364	$43,467	$32,156

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(in thousands)		(in thousands)
Vision:
Net sales	$17,254	$17,581	$35,195	$35,022
Cost of sales	13,022	13,353	27,135	26,952
Variable order costs (a)	795	787	1,616	1,563

Contribution margin	$3,437	$3,441	$6,444	$6,507

Consolidated:
Net sales	$113,147	$88,880	$224,080	$178,408
Cost of sales	78,705	62,040	156,458	125,566
Variable order costs (a)	8,910	7,035	17,711	14,179

Consolidated contribution margin	$25,532	$19,805	$49,911	$38,663

Less:
Fixed fulfillment and order processing (b)	$3,649	$2,880	$6,823	$5,814
Marketing and sales	12,088	9,002	22,995	18,212
Technology and content	6,978	6,066	13,586	11,987
General and administrative	5,500	4,187	12,195	7,534
Amortization of intangible assets	128	214	176	421

Operating loss	$(2,811)	$(2,544)	$(5,864)	$(5,305)

(a)

These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs. Partnership-related royalty costs of $660,000, as previously reported in the first quarter of 2010, were excluded from the six-month period ended July 4, 2010, and partnership-related royalty costs of $124,000 and $204,000 were excluded from the three- and six-month periods ended June 28, 2009, respectively, as a result of the change in our definition of variable costs to exclude such marketing related costs from contribution margin.

(b)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

13. Strategic Agreements

Agreement with Medco

In November 2008, we entered into a five-year web store hosting and fulfillment agreement with Medco whereby drugstore.com provides technical development and operation services, consumer health products and OTC merchandising, fulfillment capabilities and customer care for the non-prescription drug offerings in the Medco-branded online store. The agreement allowed for termination at the end of 2011 by either party. In June 2009, we launched the Medco-branded online store. Under the terms of the original agreement, we retained the gross revenues collected from the Medco-branded online store, and Medco earned a percentage of the contribution margin generated by the Medco-branded online store. We recorded the amount paid to Medco as a marketing and sales expense in our consolidated statements of operations. In August 2010, we entered into an amended web store hosting and fulfillment agreement with Medco, extending the agreement through 2018. Under the amended agreement, we will earn a fixed fee on orders generated through the Medco-branded online store, and Medco will reimburse us for the cost of products sold and the variable costs to fulfill each order.

Agreements with Rite Aid

In June 1999, we entered into a ten-year strategic relationship with Rite Aid. On September 3, 2008, we amended and restated both the main agreement and the pharmacy supply and services agreement dated June 17, 1999 between Rite Aid and drugstore.com. Through our agreements with Rite Aid, we have access to Rite Aid customers through the RiteAid.com website and the Rite Aid online store, which is powered by the drugstore.com website.

Under the amended and restated pharmacy and private label supply and services agreement, Rite Aid had granted drugstore.com, during the two-year term of the agreement, a nonexclusive, fully paid license to the Rite Aid information and pharmacy systems that were integrated with our systems, subject to third-party rights to such technology. Through this technology integration, Rite Aid adjudicated and collected insurance reimbursement payments for prescription medications in our mail-order pharmacy segment on behalf of drugstore.com. In addition, we have the right to purchase pharmaceutical inventory and Rite Aid private label over-the counter products through Rite Aid. As a result of this relationship, Rite Aid was one of our largest suppliers. On July 30, 2010, we closed the sale of substantially all of our pharmacy assets to Bioscrip. As a result, we will no longer procure pharmacy inventory or rely on Rite Aid’s pharmacy systems under these agreements.

Also on September 3, 2008, we entered into a two-year web store and fulfillment agreement with Rite Aid whereby drugstore.com provided site design, development, hosting, customer service, and fulfillment for the Rite Aid online store. In December 2010, this agreement will renew for an additional one-year term. In December 2008, we launched the Rite Aid online store. Under the terms of this agreement, we retain the gross revenues collected from the Rite Aid online store, and Rite Aid earns a percentage of the contribution margin generated by the Rite Aid online store. We record the amount paid to Rite Aid as a marketing and sales expense in our consolidated statements of operations.

Agreement with GNC

We have an agreement with GNC under which we are an online provider of GNC-branded products. In June 2009, our 10-year agreement, which gave us the nonexclusive right to sell these products, was automatically extended under the terms of the agreement until such time notice is given by either party to terminate and in April 2010, we entered into a second amendment to this main agreement. As part of this relationship, we created the GNC Store within the drugstore.com website, which is dedicated to selling GNC products on a consignment basis. We retain a percentage of the gross revenues that we collect from sales of GNC products and recognize only the net amount we retain as revenues. We have also agreed with GNC to co-promote each other’s products and services in both traditional and online marketing efforts, including GNC’s placement of a link to our website on the GNC website.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 3, 2010.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on our expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. All statements made in this quarterly report other than statements of historical fact, including statements regarding our future financial and operational performance, sources of liquidity and future liquidity needs, are forward-looking, including statements regarding:

•	our beliefs regarding the impact of recently issued standards that are not yet effective will have on our consolidated financial statements upon adoption;

•	the potential of any legal proceedings or claims to have, individually or in the aggregate, a material adverse effect on our business prospects, financial condition, or operating results;

•

the affects of leveraging our capabilities in Internet marketing, merchandising, fulfillment, and customer care in the health, beauty, and wellness arena, including through our strategic partnerships and our microsite strategy, on future growth in our OTC segment;

•	our expected synergies to be realized by combining Salu with our beauty business;

•	our beliefs regarding the adequacy of our liquidity in light of our operations and anticipated capital expenditures;

•	whether the internal controls of Salu have materially affected, or will likely materially affect, our internal controls over financial reporting;

•	our expectation that we will continue to evaluate and consider a wide array of potential strategic partnerships as part of our growth strategy;

•

the future impact of, or the parties’ performance under, our asset purchase agreement with BioScrip and BioScrip Pharmacy Services, including our expected gain on the sale in the third quarter of 2010 and its impact on our net income, or our marketing agreement with BioScrip;

•	our expectations regarding our continued marketing and merchandising strategies, including the expansion of our product offerings and the continuation of our shipping or other promotions;

•	our expectations and assumptions underlying our valuation of our equity awards;

•	the future launch of new or improved technology or additional websites, including for our strategic partners and in conjunction with our microsite strategy; and

•	management’s outlook on our net sales, net income, adjusted EBITDA, and other financial results for the third quarter of 2010.

In addition, words such as “believe,” “continue,” “expect,” “target,” “outlook,” “should,” “could,” “may,” “will,” “would,” and similar expressions or any variation of such expressions, are intended to identify forward-looking statements. Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could lead to such differences could include, among other things: effects of changes in the economy; changes in consumer spending and consumer trends; fluctuations in the stock market; changes affecting the Internet, online retailing, and advertising; difficulties establishing our brand and building a critical mass of customers; the unpredictability of future revenues, expenses, and potential fluctuations in revenues and operating results; risks related to business combinations and strategic alliances, including the risk that the integration of our recently acquired subsidiary, Salu Beauty, Inc., our strategic partnerships with companies such as Medco and Luxottica, and our sale of our pharmacy assets to BioScrip Pharmacy Services, Inc. disrupt our ongoing plans and operations; possible tax liabilities relating to the collection of sales tax; the level of competition; seasonality; the timing and success of expansion efforts; changes in senior management; risks related to systems interruptions and disruptions in service by shipping carriers; possible changes in governmental regulation; changes in price of fuel used in the transportation of packaging or other energy products, primarily natural gas and electricity; and the ability to manage a growing business. These factors described in this paragraph and other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 3, 2010. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

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
www.allergysuperstore.com www.vitaminemporium.com www.DeluxeSalonSupply.com

(1)	On February 19, 2010, we completed the acquisition of Salu, Inc. (Salu), owner of SkinStore.com and operator and fulfillment partner for the spalook.com web store.
(2)	We act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites.

Business Segments; Growth Strategies. We operate our business in two business segments: over-the-counter or OTC and vision.

•

OTC. Our OTC segment includes all non-prescription products sold online through our health and beauty web stores, microsites, and our partnership web stores. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. Our business strategy is to offer our customers a wide selection of health, beauty, personal care, household, and other products at competitive prices and provide a superior online shopping experience. We are able to offer a significantly broader assortment of products, with greater depth in each product category, than brick-and-mortar drugstores and provide a broad array of interactive tools and information on our websites to help consumers make informed purchasing decisions. We believe leveraging our strong capabilities in Internet marketing, merchandising, fulfillment, and customer care in the health, beauty, and wellness arena will be a key growth driver for our OTC segment. In the second half of 2010, beauty, microsites and partnerships are key elements of our growth strategy. Our beauty business, with the acquisition of Salu, is now one of the largest online beauty retailers offering mass and prestige brands, and clinical skincare products. We also expect continued growth from our microsites, which allow us to better target specific customers with tailored marketing programs, by offering a larger assortment of niche specific SKUs and product content. We have launched six microsites to date with minimal capital investment and without any benefit from advertising revenues or significant partnerships – both of which we believe can further augment our future growth. And finally, we expect to see continued growth from our partnerships with Medco Health Services, Inc. (Medco), with whom we recently extended through 2018, and Rite Aid Corporation (Rite Aid) as they continue to attract new customers to the website and generate more orders from site visitors. With these initiatives, we will continue to capitalize on our leadership position in health and beauty on-line, and continue to expand our categories and employ our strategy of being the “when, where, and how” of health, beauty, and wellness.

•

Vision. Our vision segment includes contact lenses and eye accessories sold through our vision web stores. We purchase our contact lens inventory directly from various manufacturers and other distributors. In the fourth quarter of 2009, we entered into a strategic multi-year e-commerce partnership with Luxottica Group, S.p.A. (Luxottica), a global leader in the design, manufacturing and distribution of fashion, luxury, and sport eyewear. Through this partnership, we will develop branded contact lens e-commerce sites for Luxottica’s North American businesses such as LensCrafters, Pearle Vision, Target Optical, and Sears Optical, which we expect to begin to launch in the fourth quarter of 2010. In the second quarter of 2010, our vision margins expanded sequentially primarily as a result of our sourcing agreement with Luxottica and as we implement several operational changes. In the second half of 2010, to return to growth in our vision business, we plan to use the improvement in margins to re-invest in the business by adding new promotional offers which drive new customer growth. We also expect to benefit from the launch of the first two Luxottica branded sites.

Business Acquisition. On February 19, 2010, we completed our previously announced acquisition of Salu. The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of December 27, 2009, by and among drugstore.com, Silk Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of drugstore.com, Salu, certain stockholders of Salu, and a representative of all stockholders of Salu. On February 19, 2010, Silk Acquisition Corporation merged with and into Salu, with Salu surviving as a wholly owned subsidiary of drugstore.com pursuant to the merger agreement. As consideration for their shares of Salu, the stockholders of Salu received $19.4 million cash (less approximately $1.9 million of Salu’s transaction expenses and the repayment of Salu’s outstanding debt obligation of $2.6 million paid out of the merger consideration) and 5,425,678 shares of drugstore.com common stock with a fair value of $17.3 million. Of this initial consideration, drugstore.com paid approximately $2.7 million in cash and 816,450 shares of our common stock into escrow to secure post-closing indemnification obligations of Salu’s stockholders. In the second quarter of 2010, approximately $182,000 of the initial purchase price, equal parts cash and stock, was reimbursed in connection with adjustments allowed for under the Agreement and Plan of Merger. Additionally, certain employees of Salu are eligible to receive a performance incentive payment payable in cash over a two-year period commencing in fiscal year 2010 with an aggregate value of $2.5 million if the surviving entity achieves certain financial and other performance targets. On the acquisition date, we recorded a liability of $473,000 which represents the fair value of the portion of the performance incentive payment that will be accounted for as additional consideration. Any adjustments to the fair value of our estimate of the performance incentive payment will impact changes in fair value of deferred acquisition payments on our consolidated statements of operations and could have a material impact to our financial results. In conjunction with the acquisition, we also paid $1.4 million in transaction fees in the first quarter of 2010 and incurred integration costs and purchase accounting adjustments of approximately $0.3 million in the second quarter of 2010 and $0.4 million in the first quarter of 2010, which are recorded in general and administrative expenses and cost of sales ($125,000) in our statements of operations. Salu’s results of operations are included in the consolidated statements of operations beginning February 20, 2010, and generated $11.5 million of net sales and $0.5 million of net income, excluding purchase accounting adjustments of $125,000, in the second quarter of 2010 and $17.0 million of net revenue and $0.8 million of net income, excluding integration costs and purchase accounting adjustments of approximately $315,000, in the first half of 2010.

Discontinued Operations. On July 29, 2010, drugstore.com and DS Pharmacy, Inc., our wholly owned subsidiary, entered into a second amendment to the asset purchase agreement dated May 5, 2010, as amended July 14, 2010, with BioScrip, Inc., and BioScrip Pharmacy Services, Inc., its wholly owned subsidiary, which closed on July 30, 2010. Under the terms of the agreement, BioScrip Pharmacy Services purchased substantially all of the assets of DS Pharmacy for a purchase price of $10.5 million, subject to adjustment for changes in gross profit of the business. Of this initial consideration, BioScrip paid $5.0 million in connection with closing, with $0.5 million accounting for the purchase of inventory and $4.5 million accounting for the purchase of other assets.

BioScrip will pay the remaining $5.5 million of the initial consideration into escrow in installments over the 12 months following the closing. The final amount paid out of escrow will be determined after the 12-month period based on the profitability of the prescription pharmacy business during that period. Additionally, the parties entered into a 5-year marketing agreement allowing drugstore.com pharmacy customers to continue to order as they always have through the drugstore.com web store. Under the agreement, 12 months following the closing of July 30, 2010, BioScrip will pay drugstore.com a fee to continue to market the drugstore.com pharmacy, which will be served by BioScrip. We consider the marketing service fees to be indirect cash inflows of our discontinued mail-order pharmacy segment, as the fees earned are not a significant source of ongoing future revenue. In the third quarter of 2010, we expect to record a gain of approximately $5.0 million from discontinued operations of our mail-order pharmacy.

We operate using a 52/53-week retail calendar year with each of the fiscal quarters in a 52-week year representing a 13-week period. Fiscal year 2010 is a 52-week year, with the fourth quarter of 2010 representing a 13-week period, and fiscal years 2009 was a 53-week year, with the fourth quarter of 2009 representing a 14-week period.

Results of Operations

Customer Data

In the second quarter and first half of 2010, orders from new customers increased year-over-year both by 34% to 535,000 and 1.1 million orders, respectively. Our partnerships with Medco and Rite Aid generated 93,000 and 154,000 new customer orders in the second quarter and first half of 2010, respectively, and our acquisition of Salu generated 35,000 and 52,000 new customer orders in the second quarter and first half of 2010, respectively, increasing our total customer base to approximately 12.7 million customers since inception. Orders from repeat customers as a percentage of total orders decreased year-over-year to 69% in the second quarter and first half of 2010 from 71% in the second quarter of 2009 and 70% in the first half of 2009, primarily as a result of our partnerships orders becoming an increasing mix of our total orders. Mixed orders across one or more of our business segments are reported to each individual segment, but are included as one order in the number of total customer orders shipped.

Net Sales

	Three Months Ended			Six Months Ended
	July 4, 2010	% Change	June 28, 2009	July 4, 2010	% Change	June 28, 2009
	(in thousands, except per order data)			(in thousands, except per order data)
Total net sales	$113,147	27.3%	$88,880	$224,080	25.6%	$178,408
Total customer orders shipped	1,763	26.4%	1,395	3,493	24.6%	2,804
Average net sales per order	$64	—	$64	$64	—	$64

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

Total net sales increased year-over-year in the second quarter and first half of 2010 as a result of increases in order volume and the acquisition of Salu on February 19, 2010, which generated $11.5 million in net sales in the second quarter of 2010 and $17.0 million of net sales in the first half of 2010. Order volumes increased year-over-year in the second quarter of 2010, reflecting a 30% increase in orders in our OTC segment, partially offset by a 5% decrease in orders in our vision segment, and also increased year-over-year in the first half of 2010 as a result of a 28% increase in orders in our OTC segment, partially offset by a 3% decrease in orders in our vision segment. Revenues from repeat customers decreased to 75% of net sales in the second quarter of 2010 from 76% of net sales in the second quarter of 2009, as a result of our partnerships representing an increasing portion of our total net sales, and remained consistent at 75% in the first half of 2010 compared to the first half of 2009. The average net sales per order remained flat in the second quarter and first half of 2010 compared to the second quarter and first half of 2009.

OTC Net Sales

	Three Months Ended			Six Months Ended
	July 4, 2010	% Change	June 28, 2009	July 4, 2010	% Change	June 28, 2009
	(in thousands, except per order data)			(in thousands, except per order data)
OTC net sales	$95,893	34.5%	$71,299	$188,885	31.7%	$143,386
Percentage of total net sales from OTC	84.8%		80.2%	84.3%		80.4%
OTC customer orders shipped	1,622	30.2%	1,246	3,205	27.9%	2,506
Average net sales per order	$59	3.5%	$57	$59	3.5%	$57

Net sales in our OTC segment increased year-over-year in the second quarter and first half of 2010 as a result of an increase in order volume and average net sales per order. The number of orders in our OTC segment grew year-over-year by 30% in the second quarter of 2010 and 28% in the first half of 2010. Orders from both new and repeat customers increased as a result of: (a) orders generated from our acquisition of Salu on February 19, 2010, (b) orders driven by our partnerships with Medco and Rite Aid, and (c) orders through new and existing marketing channels. The year-over-year increase in the average net sales per order in our OTC segment in the second quarter and first half of 2010 resulted primarily from a shift in mix to higher priced items, primarily driven by the acquisition of Salu, which has higher average net sales per order. Net sales generated by our acquisition of Salu in the second quarter and first half of 2010 were $11.5 million and $17.0 million, respectively, and net sales generated by our partnerships in the second quarter and first half of 2010 were $5.3 million and $9.8 million, respectively, compared to $941,000 in the second quarter of 2009 and $1.5 million in the first half of 2009.

Vision Net Sales

	Three Months Ended			Six Months Ended
	July 4, 2010	% Change	June 28, 2009	July 4, 2010	% Change	June 28, 2009
	(in thousands, except per order data)			(in thousands, except per order data)
Vision net sales	$17,254	-1.9%	$17,581	$35,195	0.5%	$35,022
Percentage of total net sales from vision	15.2%		19.8%	15.7%		19.6%
Vision customer orders shipped	143	-4.7%	150	292	-3.3%	302
Average net sales per order	$120	2.6%	$117	$121	4.3%	$116

Net sales in our vision segment decreased year-over-year in the second quarter of 2010 as a result of a decrease in orders, partially offset with an increase in net sales per order, and remained flat year-over-year in the first half of 2010. Orders in our vision segment have decreased year-over-year in the second quarter and first half of 2010 as a result of a decrease in new customer orders driven by increased competition and market place promotional offers which has slowed new customer acquisitions. The year-over-year increase in average net sales per order was driven primarily by customers making larger quantity purchases, price increases for certain SKUs (none of which were individually material), and sales of higher-priced newer technology contact lenses, partially offset by increased use of discount and promotional offers by our customers.

Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	July 4, 2010	% Change	June 28, 2009	July 4, 2010	% Change	June 28, 2009
	($ in thousands)			($ in thousands)
Cost of sales	$78,705	26.9%	$62,040	$156,458	24.6%	$125,566
Gross profit dollars	$34,442	28.3%	$26,840	$67,622	28.0%	$52,842
Gross margin percentage	30.4%		30.2%	30.2%		29.6%

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

Total cost of sales increased year-over-year in absolute dollars in the second quarter and first half of 2010 as a result of growth in order volume and net sales in our OTC segment. Total gross margin percentage increased year-over-year in the second quarter and first half of 2010 primarily as a result of a larger proportion of net sales in our OTC segment, which is our highest-margin segment, as well as improved gross margins in our vision segment in the second quarter of 2010 and improved margins in our OTC segment in the first half of 2010.

Shipping

	Three Months Ended			Six Months Ended
	July 4, 2010	% Change	June 28, 2009	July 4, 2010	% Change	June 28, 2009
	($ in thousands)			($ in thousands)
Shipping activity:
Shipping revenue	$3,836	17.2%	$3,273	$7,606	14.2%	$6,660
Shipping costs	$8,666	27.8%	$6,783	$17,065	26.1%	$13,535

Net shipping loss	$4,830	37.6%	$3,510	$9,459	37.6%	$6,875

Percentage of net sales:
Shipping revenue	3.4%		3.7%	3.4%		3.7%
Shipping costs	7.7%		7.6%	7.6%		7.6%
Net shipping loss	4.3%		3.9%	4.2%		3.9%

We include in net sales our revenues from shipping charges to customers, and we include in cost of sales outbound shipping costs. Our net shipping loss increased year-over-year in absolute dollars and as a percentage of net sales in the second quarter and first half of 2010, as a result of an increase in shipping costs resulting from a greater proportion of OTC orders, which have a higher shipping cost than orders in our vision segment, combined with a decrease in shipping revenue resulting from an increase in the number of customers using free shipping offers and a reduced number of customers choosing expedited shipping methods for their orders. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping promotions, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	July 4, 2010	% Change	June 28, 2009	July 4, 2010	% Change	June 28, 2009
	($ in thousands)			($ in thousands)
OTC cost of sales	$65,683	34.9%	$48,687	$129,323	31.1%	$98,614
OTC gross profit dollars	$30,210	33.6%	$22,612	$59,562	33.0%	$44,772
OTC gross margin percentage	31.5%		31.7%	31.5%		31.2%

Cost of sales in our OTC segment increased year-over-year in absolute dollars in the second quarter and first half of 2010, as a result of growth in order volumes and net sales generated from the acquisition of Salu, growth in net sales from our partnerships with Medco and Rite Aid, and growth in net sales generated through existing and new marketing channels. Our strong growth in net sales has allowed us to leverage our scale to reduce OTC product costs and negotiate incremental vendor subsidies, resulting in the year-over-year increase in gross margin percentage in this segment in the first half of 2010. In addition, net sales generated by Salu, which has historically higher margins, contributed to an increase in gross margin percentage in the second quarter of 2010 compared to the prior year period but was offset by the increase in lower margin growth from our Medco and Rite Aid partnerships as well as declining advertising revenue as a result of changes in our marketing services agreement.

Vision Cost of Sales and Gross Margin

	Three Months Ended			Six Months Ended
	July 4, 2010	% Change	June 28, 2009	July 4, 2010	% Change	June 28, 2009
	($ in thousands)			($ in thousands)
Vision cost of sales	$13,022	-2.5%	$13,353	$27,135	0.7%	$26,952
Vision gross profit dollars	$4,232	0.1%	$4,228	$8,060	-0.1%	$8,070
Vision gross margin percentage	24.5%		24.0%	22.9%		23.0%

Cost of sales in our vision segment declined year-over-year in absolute dollars in the second quarter of 2010 resulting from a decline in vision net sales due to increased competition, and remained relatively flat in the first half of 2010. Gross margin percentage in the second quarter of 2010 benefited year-over-year from operational changes and the joint sourcing agreement with Luxottica, partially offset by increased discounts and promotional offers. In the first half of 2010, the improvements in gross margin percentage in the second quarter were partially offset by an increase in cost of sales due to a higher mix of higher cost inventory related to the build-up of inventory to support the move of our vision fulfillment operations from Ferndale, Washington to our distribution center in Swedesboro, New Jersey. In addition, in the first quarter of 2010, we incurred a one-time inventory shrinkage charge related to the migration of inventory to a new perpetual inventory system.

Fulfillment and Order Processing Expenses

	Three Months Ended			Six Months Ended
	July 4, 2010	% Change	June 28, 2009	July 4, 2010	% Change	June 28, 2009
	($ in thousands)			($ in thousands)
Fulfillment and order processing expenses	$12,559	26.7%	$9,915	$24,534	22.7%	$19,993
Percentage of net sales	11.1%		11.2%	10.9%		11.2%
Fixed and variable cost information:
Variable costs	$8,910	26.7%	$7,035	$17,711	24.9%	$14,179
Fixed costs	$3,649	26.7%	$2,880	$6,823	17.4%	$5,814

Fulfillment and order processing expenses include payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse and prescription verification personnel), distribution center equipment and packaging supplies, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution centers and call center facility. Variable fulfillment costs represent the incremental costs of fulfilling, processing, and delivering the orders that are variable based on sales volume.

Variable fulfillment and order processing expenses increased year-over-year in absolute dollars in the second quarter and first half of 2010 primarily as a result of an increase in order volume in our OTC segment. Fixed fulfillment and order processing expenses increased year-over-year in the second quarter of 2010, primarily due to a $344,000 increase in stock compensation expense as result of the stock awards approved at our stockholder meeting on June 10, 2010, the addition of Salu’s fulfillment costs of $381,000, and an increase in employee related costs of $150,000, partially offset by a reduction in depreciation expense of $116,000 related to equipment and software purchases being fully depreciated in prior periods. Fixed fulfillment and order processing expenses increased year-over-year in the first half of 2010, primarily due to the addition of Salu’s fulfillment costs of $569,000, an increase in stock compensation expense of $323,000 as result of the stock awards approved at our stockholder meeting on June 10, 2010, and an increase in employee related costs of $330,000, partially offset by a reduction in depreciation expense of $228,000 related to equipment and software purchases being fully depreciated in prior periods. Fulfillment and order processing expenses as a percentage of net sales improved year-over-year in the second quarter and first half of 2010, due to the fact that we spread fixed fulfillment costs across a higher revenue base.

Marketing and Sales Expenses

	Three Months Ended			Six Months Ended
	July 4, 2010	% Change	June 28, 2009	July 4, 2010	% Change	June 28, 2009
	($ in thousands)			($ in thousands)
Marketing and sales expenses	$12,088	34.3%	$9,002	$22,995	26.3%	$18,212
Percentage of net sales	10.7%		10.1%	10.3%		10.2%

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytic tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. Advertising and promotional costs were $8.5 million in the second quarter of 2010, $6.5 million in the second quarter of 2009, $16.5 million in the first half of 2010, and $13.0 million in the first half of 2009.

Marketing and sales expenses increased in absolute dollars and as a percentage of net sales in the second quarter and first half of 2010 compared to the same periods in 2009. The year-over-year increase of $3.1 million in the second quarter of 2010 resulted primarily from: an increase of $2.1 million in paid search, affiliate, and portal costs, driven by order volume, growth in new customer orders, which typically have a higher customer acquisition cost than existing customers, the addition of Salu’s online marketing costs, and growth in partnership marketing costs; increased stock compensation of $561,000 as result of stock awards approved at our stockholder meeting on June 10, 2010; and an increase of approximately $490,000 in employee-related costs and professional fees resulting primarily from the addition of Salu’s costs. The year-over-year increase of $4.8 million in the first half of 2010 resulted primarily from: an increase of $3.4 million in paid search, affiliate, and portal costs, driven by order volume, growth in new customer orders, the addition of Salu’s online marketing costs, and growth in partnership marketing costs; an increase in stock compensation of $530,000 as result of stock awards approved at our stockholder meeting on June 10, 2010; and an increase of approximately $620,000 in employee-related costs resulting from headcount and salary increases and the addition of Salu’s personnel costs. Marketing and sales expenses as a percentage of net sales increased 60 basis points year-over-year in the second quarter of 2010, and 10 basis points year-over-year in the first half of 2010, primarily due to an increase in stock compensation expense.

Marketing and sales expense per new customer remained consistent year-over-year at $23 in the second quarter of 2010, primarily due to the increase in stock compensation, and decreased to $21 in the first half of 2010 compared to $23 in the first half of 2009, as a result of an increase in new customers primarily driven by the lower cost of customer acquisition in our partnership channel.

Technology and Content Expenses

	Three Months Ended			Six Months Ended
	July 4, 2010	% Change	June 28, 2009	July 4, 2010	% Change	June 28, 2009
	($ in thousands)			($ in thousands)
Technology and content expenses	$6,978	15.0%	$6,066	$13,586	13.3%	$11,987
Percentage of net sales	6.2%		6.8%	6.1%		6.7%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and improvements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware, and IT structures, utilities, and website content and design expenses.

Technology and content expenses increased in absolute dollars but decreased as a percentage of net sales in the second quarter and first half of 2010 compared to the prior year. The year-over-year increase of $912,000 in the second quarter of 2010 resulted primarily from: the addition of $427,000 of Salu’s technology costs; an increase in stock compensation expense of $290,000 as result of stock awards approved at our stockholder meeting on June 10, 2010; and an increase in depreciation expense of $251,000 resulting from the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure. The year-over-year increase of $1.6 million in the first half of 2010 resulted primarily from: the addition of approximately $690,000 of Salu’s technology costs; an increase in depreciation expense of $480,000; an increase in stock compensation expense of $250,000 as result of stock awards approved at our stockholder meeting on June 10, 2010; and an increase of approximately $200,000 in personnel costs. Technology and content expenses as a percentage of net sales improved year-over-year in the second quarter and first half of 2010, due to the fact that we spread fixed technology and content costs across a higher revenue base.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	July 4, 2010	% Change	June 28, 2009	July 4, 2010	% Change	June 28, 2009
	($ in thousands)			($ in thousands)
General and administrative expenses	$5,500	31.4%	$4,187	$12,195	61.9%	$7,534
Percentage of net sales	4.9%		4.7%	5.4%		4.2%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses increased year-over-year in absolute dollars and as a percentage of net sales in the second quarter and first half of 2010. In the second quarter of 2010, the increase of $1.3 million resulted primarily from an increase in stock compensation expense of $1.4 million as result of stock awards approved at our stockholder meeting on June 10, 2010, and the addition of Salu’s expenses of $0.5 million, partially offset by a reduction in professional fees of approximately $0.7 million related to consulting projects focused on our profitability initiatives in the prior year. In the first half of 2010, general and administrative expenses increased year-over-year by $4.7 million. Of this increase, $2.9 million represented one-time non-recurring expenses, comprised of a $1.4 million transaction fee related to the acquisition of Salu, a fully vested warrant with a fair value of $727,000 issued in exchange for three years of advisory services, as compared to the first half of 2009, which included a benefit of $1.2 million realized from the resolution of our New Jersey sales tax case, partially offset by a one-time charge of $475,000 related to a legal settlement. The remaining year-over-year increase of $1.8 million in general and administrative expenses in the first half of 2010 primarily relates to an increase in stock compensation expense of $1.6 million as result of stock awards approved at our stockholder meeting on June 10, 2010, the addition of Salu’s general and administrative costs of $0.9 million, and an increase in employee related costs of $0.4 million resulting from headcount increases, partially offset by a reduction in professional fees of approximately $1.2 million related to consulting projects focused on our profitability initiatives in the prior year.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	July 4, 2010	% Change	June 28, 2009	July 4, 2010	% Change	June 28, 2009
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$128	-40.2%	$214	$176	-58.2%	$421

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of Salu and CNS, assets acquired in connection with our agreement with GNC, which costs were fully amortized in June 2009, and other intangible assets, including a technology license agreement and domain names. On February 19, 2010, in conjunction with the acquisition of Salu, we acquired intangible assets of $2.6 million related to a service contract and developed technology. See Note 5 of our consolidated financial statements, “Acquisition of Salu ,” included in Part I, Item 1 of this quarterly report.

The year-over-year decrease in amortization expense for the second quarter and first half of 2010 resulted from certain intangible assets being fully amortized in 2009.

Interest Income and Expense

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Interest (expense) income	$(137)	$14	$(200)	$57

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with debt obligations. The year-over-year increase in net interest expense in the second quarter and first half of 2010 was primarily from an increase in interest expense resulting from higher borrowings on our line of credit primarily due to the Salu acquisition and receiving lower returns on a year-over-year lower average balance of cash, cash equivalents, and marketable securities.

Gain from Discontinued Operations

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Gain from discontinued operations	$274	$3,556	$774	$7,128

The gain from discontinued operations in the second quarter and first half of 2010 represents the operations of our discontinued mail-order pharmacy segment as a result of our sale of our mail-order pharmacy assets to BioScrip, which closed on July 30, 2010. See Note 6 of our consolidated financial statements, “Discontinued Operations,” included in Part I, Item 1 of this quarterly report. The gain from discontinued operations in the second quarter and first half of 2009 represents both the operations of our discontinued mail-order pharmacy segment of $595,000 and $1.2 million, respectively, and $3.0 million and $5.9 million from monthly payments received from Rite Aid, which concluded in the second quarter of 2009, related to the sale of our local pick-up pharmacy business (LPU).

Income Taxes

There was no provision or benefit for income taxes for the second quarter or first half of 2010 due to our ongoing operating losses.

Non-GAAP Measure

Adjusted EBITDA

The following table provides information regarding our adjusted EBITDA, including a reconciliation of net income or loss to adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income (loss)	$(2,674)	$1,026	$(5,290)	$1,880
Amortization of intangible assets	128	214	176	421
Stock-based compensation	3,646	1,068	5,473	2,089
Depreciation	3,344	3,194	6,548	6,276
Interest (income) expense, net	137	(14)	200	(57)

Adjusted EBITDA	$4,581	$5,488	$7,107	$10,609

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

Liquidity and Capital Resources

We have an accumulated deficit of $776.5 million through July 4, 2010. To date, we have had only three profitable quarters, and we may never achieve profitability on a full-year or consistent basis. We expect to report net income in the third quarter of 2010, primarily as a result of the gain expected on the sale of our pharmacy assets, however excluding the gain, we expect to incur a net loss in the third quarter and possibly longer. From our inception through July 4, 2010, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $421.7 million.

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements, or insurance reimbursements. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and in the sections entitled “ Risk Factors ,” in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 3, 2010.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, U.S. government agency obligations, and corporate notes and bonds, are considered short-term as they are available to fund current operations. In addition, we have a revolving two-year line of credit allowing for borrowings of up to $25.0 million in the aggregate through March 2011, which is available to fund operations, capital expenditures, or finance acquisitions, as needed. As of July 4, 2010, the aggregate available borrowings under the line of credit were approximately $11.5 million.

As of July 4, 2010, cash and money market funds include $5.0 million, which serves as collateral on a contract. The contract is cancelable upon 30-days written notice and therefore the cash is not considered restricted as it is readily available within 30-days.

On February 19, 2010, we completed our acquisition of Salu. See Note 5 of our consolidated financial statements, “Acquisition of Salu,” included in Part I, Item 1 of this quarterly report. In connection with this acquisition, we financed a portion of the cash payable at the closing of the acquisition by borrowing $10.0 million under our revolving two-year line of credit, which accrues interest at the higher of the prime rate plus 0.50% (3.75% at July 4, 2010), or 4.50%. The balance outstanding under the line of credit was $13.0 million as of July 4, 2010.

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

Discussion of Cash Flows

The following table provides information regarding our cash flows for the six-month periods ended July 4, 2010 and June 28, 2009:

	Six Months Ended
	July 4, 2010	$ Change	June 28, 2009
	(in thousands)
Net cash provided by (used in)
Continuing operations	$5,421	$7,971	$(2,550)
Discontinued operations	$1,704	$(1,666)	$3,370
Continuing investing activities	$(18,532)	$(18,136)	$(396)
Discontinued investing activities	$(826)	$(826)	$—
Financing activities	$10,774	$12,362	$(1,588)
Net decrease in cash and cash equivalents	$(1,459)	$(295)	$(1,164)

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

In the first half of 2010, net cash provided by continuing operations reflects non-cash expenses of $12.2 million, partially offset by a loss from continuing operations of $6.1 million and cash used for working capital of $0.7 million. Net cash provided by continuing operations increased year-over-year in the first half of 2010 by $8.0 million as a result of $5.3 million of cash generated from working capital, primarily due to a decrease in accounts receivable and inventory, an increase in accounts payable due to the timing of payments, and an increase in non-cash expenses of $3.5 million driven by an increase in stock compensation expense from stock awards approved at our stockholder meeting on June 10, 2010, partially offset by an increase in our loss from continuing operations of $0.8 million. In the first half of 2010, net cash provided by discontinued operations reflects income from operations of our mail-order pharmacy segment of $0.8 million and cash provided by the settlement of assets and liabilities of our mail-order pharmacy segment of $0.9 million. Net cash provided by discontinued operations decreased year-over-year in the first half of 2010 by $1.7 million as a result of a decrease of $0.4 million in the net income from the operations of our mail-order pharmacy segment and the settlement of assets and liabilities of both our mail-order pharmacy and LPU segments.

Cash provided by (used in) investing activities. Our net cash flows used in investing activities include the purchase of marketable securities, the acquisition of fixed assets and intangible assets, and the acquisition of Salu, partially offset by the net proceeds received from the sales and maturities of marketable securities and proceeds from the sale of discontinued operations.

In the first half of 2010, net cash used in continuing investing activities reflects $18.0 million of cash used to acquire Salu, net of $1.4 million of cash acquired, $5.4 million used to purchase fixed assets and intangible assets, and $9.1 million used to purchase marketable securities partially offset by $13.9 million from sales and maturities of marketable securities. Net cash used in continuing investing activities increased year-over-year in the first quarter of 2010 by $18.1 million primarily as a result of the acquisition of Salu and a decrease in cash proceeds of $5.9 million received from the sale of our discontinued LPU business. Net cash used in discontinued investing activities in the first half of 2010 represents the software development costs related to the systems integration between our mail-order pharmacy and BioScrip.

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

In the first half of 2010, net cash provided by financing activities represents $10.0 million of proceeds received from the line of credit and $903,000 received from the exercise of stock options, partially offset by $129,000 used to pay debt obligations. Net cash provided by financing activities increased year-over-year in the first half of 2010 by $12.4 million primarily due to the proceeds received from the line of credit, which were used to acquire Salu, and lower payments on debt obligations.

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

Contractual Cash Requirements and Commitments

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the higher of prime rate plus 0.50% (3.75% at July 4, 2010), or 4.50% for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. In the third quarter of 2009, we paid off the existing term loan and borrowed approximately $3.0 million on the revolving line of credit under this facility. In February 2010, we financed a portion of the cash payable at the closing of the acquisition of Salu by borrowing $10.0 million under our revolving two-year line of credit. As of July 4, 2010, $13.0 million was outstanding under the line of credit. Availability under the line of credit is also reduced by a $541,000 letter of credit we provided to our corporate headquarters landlord. The available borrowings under the line of credit were approximately $11.5 million at July 4, 2010. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents, adjusted EBITDA, and capital expenditures. As of July 4, 2010 we were not in compliance with our minimum adjusted quick ratio covenant, for which we obtained a waiver from the bank. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of July 4, 2010, none of these events had occurred.

As of July 4, 2010, we did not have any future material noncancelable commitments to purchase goods or services.

Except as discussed above, there have been no material changes to our contractual commitments as disclosed in our annual report on Form 10-K for the fiscal year ended January 3, 2010.

Management Outlook

The outlook for the third quarter of 2010 includes the estimated $5.0 million gain on the sale and the results of operations of our mail-order pharmacy segment presented as discontinued operations in connection with our completed sale of our pharmacy assets to BioScrip on July 30, 2010. For the third quarter of 2010, we are targeting net sales in the range of $107.0 million to $111.0 million, net income in the range of $2.0 million to $3.25 million, and adjusted EBITDA in the range of $8.0 million to $9.0 million.

The following table provides information regarding our guidance for adjusted EBITDA, including a reconciliation of net income to adjusted EBITDA (in thousands):

	Three Months Ended October 3, 2010
	Range High	Range Low
Net income	$3,250	$2,000
Amortization of intangible assets	125	125
Stock-based compensation	2,100	2,300
Depreciation	3,400	3,450
Interest expense, net	125	125

Adjusted EBITDA	$9,000	$8,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $13.0 million at July 4, 2010, and the highest interest rate attributable to this outstanding balance was 4.5% at July 4, 2010. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities due to volatility of the bond market in general, company-specific circumstances, and changes in general economic conditions. As of July 4, 2010, we had $9.8 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, chief accounting officer, and general counsel, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer, chief accounting officer, and general counsel, concluded that, as of July 4, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

During the first quarter of 2010, we acquired Salu, the owner and operator of SkinStore.com. We are still assessing the internal controls of Salu but do not believe those controls have materially affected, or are likely to materially affect, our internal controls over financial reporting. There were no other changes during the quarter ended July 4, 2010 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, in this Form 10-Q.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 of our consolidated financial statements, “Commitments and Contingencies—Legal Proceedings,” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

You should carefully consider the following risks and uncertainties associated with our company and ownership of our securities. If any of the following risks actually occurs, our business, financial condition, or operating results could be materially adversely affected. This could cause the trading price of our common stock to decline, and you could lose all or part of your investment. Some statements in this quarterly report (including some of the following risk factors) are forward-looking statements. See the section entitled “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report.

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

We have entered, or expect to enter, into a number of strategic partnerships to build, host, and market websites and to process and fulfill orders, most recently, with Rite Aid Corporation, Medco Health Solutions, Inc., Luxottica Group S.p.A., and BioScrip Pharmacy Services, Inc. We believe that our relationships with these and other strategic partners, Internet portals, third-party distributors, and manufacturers are critical to attract customers, to facilitate broad market acceptance of our products and the drugstore.com brands, and to enhance our sales and marketing capabilities. We expect to continue to evaluate and consider a wide array of potential strategic partnerships as part of our growth strategy. Any of these transactions could be material to our financial condition and results of operations. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. The process of integrating and maintaining strategic partnerships may create unforeseen operating difficulties and expenditures and is itself risky. Such risks include a diversion of management time, as well as a shift of focus from operating the businesses, to issues related to integration and administration of the strategic partnerships; partners having interests, strategies or goals inconsistent with ours; business decisions or other actions of our partners that may result in harm to our reputation or adversely affect the value of our investment in the partnership. Such partnerships require a significant investment of time and resources, and we may not generate sufficient revenues to offset this investment. We may incur additional operating losses and expenses as a result of the operations of the strategic partners or the partnerships. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners or partnerships, including their ability to perform according to our partners’ and our expectations. Our business could be harmed if any of our strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under their agreements with us.

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

In connection with our acquisition of Salu, Inc., we have entered a new line of business – clinical skin care and spa products – with greater targeted international operations. We cannot assure you that our expansion into this business line will succeed.

We recently entered the clinical skin care and spa products business with our acquisition of Salu. We cannot assure that our expansion into these businesses will succeed. We have limited experience in the sale of clinical skin care and spa products, particularly to targeted international markets. While we have operations in Canada, we have not previously had operations outside of North America. Our entry into this area will require us to devote substantial financial, technical, managerial and other resources. As noted above, international expansion comes with substantial risks. We may not be able to successfully integrate the additional personnel, operations, acquired technology or products or services of Salu, Inc. into our business and there is no guarantee that key personnel of Salu will continue to work for us.

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

        The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries. These competitors include chain drugstores, mass-market retailers, warehouse clubs, supermarkets, specialty retailers, major department stores, insurers and health care providers, national optical chains, eye care professionals, Internet portals and online service providers that feature shopping services, and various online stores that offer products within one or more of our product categories. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms, operate with a lower cost structure, adopt more aggressive pricing policies, or devote more resources to technology development and marketing than we do. In addition, other companies in the retail and e-commerce service industries may enter into business combinations or alliances that would strengthen their competitive positions and prevent them, their affiliated companies, or their strategic partners from entering into relationships with us.

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

We conduct most of our fulfillment operations from our distribution facilities in Swedesboro, New Jersey. Our primary distribution center in Swedesboro and our inventory storage facility in Logan Township, New Jersey house our entire product inventory. In January 2010, we closed our Ferndale, Washington facility and transferred our vision inventory to our distribution facility in Swedesboro, New Jersey. Additionally, our newly acquired subsidiary, Salu, Inc., uses a third-party fulfillment partner in Columbus, Ohio, and our pharmacy fulfillment partner, BioScrip Pharmacy Services, fulfills all prescription orders through our website from its mail-order distribution center in Columbus, Ohio. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack, or other comparable event at our New Jersey facilities or our fulfillment partners’ Ohio facilities would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a significant part of our New Jersey facilities or our fulfillment partners’ Ohio facilities were destroyed or our operations were interrupted for any extended period of time, our business, financial condition, and operating results would be harmed.

We are dependent on a limited number of fulfillment and distribution partners. If we are unable to obtain shipments of product from our vendors and deliver merchandise to our customers in a timely and cost-effective manner, our business and results of operations would be harmed.

We cannot control all of the various factors that might affect our timely and cost-effective procurement of products from our vendors and delivery of products to our customers. We use a third-party fulfillment partner in Columbus, Ohio to fulfill all Salu orders. We also rely on a limited number of third-party carriers for shipments of products to and from our distribution facilities and those of our third-party fulfillment partners and to customers. We are therefore subject to the risks, including increased fuel costs, security concerns, labor disputes, union organizing activity, and inclement weather, associated with our carriers’ ability to provide product fulfillment and delivery services to meet our distribution and shipping needs. Failure to procure and deliver merchandise, either to us or our fulfillment partners or to our customers, in a timely and accurate manner would harm our reputation, the drugstore.com brands, our business, and our results of operations. In addition, any increase in fulfillment costs and expenses could adversely affect our business and operating results.

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

Any errors in filling or packaging the contact lenses we dispense may expose us to liability and negative publicity.

Errors relating to our contact lens dispensing process may result in liability for us that our insurance may not cover. Because we distribute contact lenses directly to the consumer, we are one of the most visible participants in the distribution chain and therefore have increased exposure to liability claims. Our general liability, product liability, and professional liability insurance may not cover potential claims of this type or may not be adequate to protect us from all liabilities that may be imposed if any such claims were to be successful.

Errors by either us or our competitors may also produce significant adverse publicity either for us or for the online vision industry in general. Because of the significant amount of press coverage on Internet retailing, we believe that we are subject to a higher level of media scrutiny than other prescription product channels. The amount of negative publicity that we or the online vision industry receives as a result of prescription processing errors could be disproportionate in relation to the negative publicity received by other eye care professionals making similar mistakes. We have no control over the practices of our competitors, and we cannot ensure that our prescription processing operates completely without error. We believe customer acceptance of our online shopping experience is based in large part on consumer trust, and errors by us or our competitors and related negative publicity could erode this trust or prevent it from growing. This could result in an immediate reduction in the amount of orders we receive, adversely affect our revenue growth, and harm our business and operating results.

Governmental regulation of our business could require significant expenditures, and failure to comply with regulations could result in civil and criminal penalties.

Our business is subject to extensive federal, state and local regulations. For example:

•

the sale, advertisement, and promotion of, among other things, contact lenses, OTC and homeopathic medications, dietary supplements, medical devices, cosmetics, foods, and other consumer products that we sell are subject to regulation by the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, and state regulatory authorities, as the case may be; and

•

our vision business is also subject to the Fairness to Contact Lens Consumers Act and related regulations of the FTC, which requires all patients to renew their contact lens prescriptions annually and requires third-party contact lens sellers, like Vision Direct, to verify these prescriptions in accordance with specified procedures.

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

The efforts of governmental and third-party payers to contain or reduce the costs of healthcare may adversely affect our business, operating results, and financial condition. Recently, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, including for example, restructuring the tax benefits available through flexible spending accounts and/or health savings accounts by limiting the eligibility of non-prescription products. If the laws or regulations are changed to limit further the tax benefits through these accounts, such a change could have an adverse effect on our business by reducing revenues and eroding our margins.

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

Because our newly acquired subsidiary, Salu, is located in California and has distribution activities in Ohio, we also collect sales tax in both California and Ohio on its sales.

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

If we do not continue to attract and retain higher volumes of online customers to our Internet stores at a reasonable cost, we will not be able to increase our revenues or achieve consistent profitability. Our success depends on our ability to continue to convert a large number of customers from traditional shopping methods to online shopping for health, beauty, wellness, vision, and pharmacy products. Specific factors that could prevent widespread customer acceptance of our online solution include:

•	shipping charges, which do not apply to purchases made at a brick-and-mortar store;

•	delivery time associated with Internet orders, as compared to the immediate receipt of products at a brick-and-mortar store;

•	delays in deliveries to customers, particularly our West Coast customers;

•	lack of consumer awareness of our websites;

•	additional steps and delays in verifying prescriptions for prescription products;

•	regulatory restrictions or reform at the state and federal levels that could affect our ability to serve our customers;

•	customer concerns about the security of online transactions, identity theft, or the privacy of their personal information;

•	product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish, or loss of, customers’ trust in buying drugstore items online;

•	delays in responses to customer inquiries;

•	difficulties or delays in returning or exchanging orders; and

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

We intend to continue to expand the breadth and depth of our product and service offerings by promoting new or complementary products or sales formats. Expansion of our offerings in this manner could require significant additional expenditures and could strain our management, financial, and operational resources. For example, we have launched our microsites in an initiative to design separate web stores dedicated to specific categories of products and certain mobile platforms to expand the availability of our site to mobile telephone and other device users. Additionally, we may need to incur significant marketing expenses, develop relationships with new fulfillment partners or manufacturers, or comply with new regulations. We may be unable to expand our product and service offerings or sales formats in a cost-effective or timely manner, and any new offerings or formats may not generate satisfactory revenues to offset the costs involved. Furthermore, any new product or service offering or sales format that is not favorably received by consumers could damage the reputation of our brand. A lack of market acceptance of our efforts or our inability to generate sufficient revenues to offset the cost of expanded offerings could harm our business.

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

We have an accumulated deficit of $776.5 million through July 4, 2010. To date, we have had only three profitable quarters, and we may never achieve profitability on a full-year or consistent basis. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

In April 2010, the compensation committee approved an incentive bonus plan for 2010 under which our executive officers may receive cash bonuses based again on individual and company performance. The compensation committee established net revenue and adjusted EBITDA objectives for 2010 under the company performance component of the plan at which executive officers would receive an increasing percentage, ranging from 0% of his or her target bonus amount, if we fail to meet the thresholds, to 140%, if we vastly exceed our expected performance for the year. For 2010, based on input from the board of directors, the compensation committee is seeking to incent management to maintain and revitalize revenue growth in what it sees as an improving marketplace without losing its focus on the bottom line, so it adjusted slightly the bonus plan’s weighting between net revenues and adjusted EBITDA so that the thresholds were based 40% on net revenues and 60% on adjusted EBITDA. As with the 2009 plan, the individual performance component of the 2010 plan permits bonuses to be adjusted by a multiplier of 0% to 130%, based on the executive officer’s job performance. The compensation committee reserved the right to exercise discretion in determining the final amounts to be paid under the bonus plan.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, dated May 5, 2010.

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 26, 2009 (incorporated by reference to Exhibit 3.1 to drugstore.com inc.’s Current Report on Form 8-K filed January 30, 2009 (SEC File No. 000-26137)).

4.1	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to drugstore.com, inc’s Current Report on Form 8-K dated June 16, 2010 (SEC File No. 000-26137)).

4.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.1 to drugstore.com, inc’s Registration Statement on Form S-8 dated June 21, 2010 (Registration No. 333-167654)).

31.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC (Registrant)

By:.	/s/ Robert P. Potter
Robert P. Potter
Vice President and Chief Accounting Officer

Date: August 13, 2010