Form 10-Q
period 2010-10-03
DRUGSTORE COM INC
filed 2010-11-12
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

or

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

As of November 5, 2010, the registrant had 106,004,477 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three and nine months ended October 3, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net sales	$108,791	$88,576	$332,871	$266,984
Costs and expenses:
Cost of sales	77,160	61,937	233,618	187,503
Fulfillment and order processing	11,928	10,147	36,462	30,140
Marketing and sales	11,438	8,755	34,433	26,967
Technology and content	6,656	6,238	20,242	18,225
General and administrative	3,726	3,805	15,921	11,339
Amortization of intangible assets	129	28	305	449

Total costs and expenses	111,037	90,910	340,981	274,623

Operating loss	(2,246)	(2,334)	(8,110)	(7,639)
Interest (expense) income, net	(89)	(19)	(289)	38

Loss from continuing operations	(2,335)	(2,353)	(8,399)	(7,601)
Gain from discontinued operations, net of tax	4,738	719	5,512	7,847

Net income (loss)	$2,403	$(1,634)	$(2,887)	$246

Basic and diluted loss from continuing operations per share	$(0.02)	$(0.02)	$(0.08)	$(0.08)
Basic and diluted gain from discontinued operations per share	0.04	0.00	0.05	0.08

Basic and diluted net income (loss) per share	$0.02	$(0.02)	$(0.03)	$0.00

Weighted average shares outstanding	105,628,635	96,932,740	101,820,924	99,000,725

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 3, 2010 (unaudited)	January 3, 2010
Assets
Current assets:
Cash and cash equivalents	$20,029	$22,175
Marketable securities	13,824	14,678
Accounts receivable, net of allowances	12,206	13,275
Inventories	42,306	39,300
Other current assets	4,240	2,406
Assets of discontinued operations	1,918	2,832

Total current assets	94,523	94,666
Fixed assets, net	24,560	24,104
Other intangible assets, net	14,543	3,398
Goodwill	57,576	32,202
Other long-term assets	647	159

Total assets	$191,849	$154,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,031	$34,408
Accrued compensation	3,603	5,707
Accrued marketing expenses	3,096	5,247
Other current liabilities	1,931	1,542
Current portion of long-term debt obligations	13,583	195
Liabilities of discontinued operations	695	4,581

Total current liabilities	64,939	51,680
Long-term debt obligations, less current portion	1,138	3,011
Deferred income taxes	4,061	959
Other long-term liabilities	1,010	1,213
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 106,122,178 and 100,362,285 shares issued, 106,016,622 and 100,256,729 outstanding	895,058	869,146
Treasury stock, 105,556 and no shares issued and outstanding	(151)	(151)
Accumulated other comprehensive loss	(88)	(98)
Accumulated deficit	(774,118)	(771,231)

Total stockholders’ equity	120,701	97,666

Total liabilities and stockholders’ equity	$191,849	$154,529

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Operating Activities:
Net income (loss)	$2,403	$(1,634)	$(2,887)	$246
Less gain from discontinued operations, net of tax	4,738	719	5,512	7,847

Loss from continuing operations	(2,335)	(2,353)	(8,399)	(7,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,417	3,211	9,965	9,487
Amortization of intangible assets	129	28	305	449
Stock-based compensation	1,874	1,412	7,347	3,501
Other	76	37	66	(15)
Changes in, net of acquisitions:
Accounts receivable	436	(244)	1,921	(1,310)
Inventories	(1,966)	(2,306)	1,514	(45)
Other assets	(483)	266	(1,323)	(681)
Accounts payable, accrued expenses and other liabilities	4,140	3,160	(687)	(3,124)

Net cash provided by continuing operations	5,288	3,211	10,709	661
Net cash provided by (used in) discontinued operations	(3,177)	(2,428)	(1,473)	942

Net cash provided by operating activities	2,111	783	9,236	1,603

Investing Activities:
Purchases of marketable securities	(6,374)	(1,985)	(15,461)	(13,138)
Sales and maturities of marketable securities	2,400	1,400	16,286	10,049
Purchases of fixed assets	(3,572)	(2,119)	(8,897)	(5,812)
Proceeds from the sale of discontinued operations	4,969	—	4,969	5,946
Purchase of Salu, less cash acquired	—	—	(17,977)	—
Purchase of intangible assets	—	—	(29)	(145)

Net cash used in continuing investing activities	(2,577)	(2,704)	(21,109)	(3,100)
Net cash used in discontinued investing activities	(236)	—	(1,062)	—

Net cash used in investing activities	(2,813)	(2,704)	(22,171)	(3,100)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	51	3	954	97
Borrowings from line of credit	—	2,986	10,000	2,986
Purchase of treasury stock	—	—	—	(151)
Principal payments on debt obligations	(36)	(3,755)	(165)	(5,286)

Net cash provided by (used in) financing activities	15	(766)	10,789	(2,354)

Net decrease in cash and cash equivalents	(687)	(2,687)	(2,146)	(3,851)
Cash and cash equivalents at beginning of period	20,716	24,033	22,175	25,197

Cash and cash equivalents at end of period	$20,029	$21,346	$20,029	$21,346

Supplemental Cash Flow Information:

Common stock issued for purchase of Salu	$—	$—	$17,271	$—
Equipment and maintenance acquired under capital lease agreements	$1,680	$73	$1,680	$187
Cash paid during the period for interest	$103	$55	$358	$192

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

Health, Beauty & Pharmacy	Vision
www.drugstore.com	www.VisionDirect.com
www.Beauty.com	www.LensMart.com
www.SkinStore.com (1)	www.Lensworld.com
www.LensQuest.com

Microsites	Partnerships
www.thenaturalstore.com	www.medcohealthstore.com
www.athisbest.com	www.riteaidonlinestore.com
www.sexualwellbeing.com	www.DrWeilVitaminAdvisor.com (2)
www.allergysuperstore.com	www.spalook.com (1)
www.vitaminemporium.com
www.DeluxeSalonSupply.com

(1)	On February 19, 2010, we completed the acquisition of Salu, Inc., now Salu Beauty, Inc. (Salu), owner of SkinStore.com and operator and fulfillment partner for the spalook.com web store. See Note 5 of our consolidated financial statements.
(2)	We act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites.

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

In October 2009, the FASB issued Accounting Standards Update (ASU), 2009-13, Revenue Recognition : Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, earlier application is permitted.

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

4. Net Income (Loss) Per Share

We compute net income (loss) per share using the two-class method. We compute basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares outstanding during the applicable period, including outstanding participating securities when in a net income position. Participating securities include unvested restricted stock awards and restricted stock units, as holders of these securities are entitled to receive non-forfeitable dividends prior to vesting at the same rate as holders of our common stock. Because we had a net loss for the nine-month period ended October 3, 2010, none of the loss was allocated to the participating securities. In addition, 816,450 shares of common stock held in escrow in connection with the acquisition of Salu were also excluded from the computation of net income (loss) per share for the three- and nine-month periods ended October 3, 2010 as these shares were considered contingently issuable shares. We compute diluted earnings per share using the weighted-average number of shares determined for the basic net income (loss) per share computation plus the dilutive effect of common stock equivalents to the extent it does not create anti-dilution using the treasury stock method.

The following table sets forth the weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Common stock	102,975,990	96,932,740	101,820,924	96,886,186
Participating securities	2,652,645	—	—	2,114,539

	105,628,635	96,932,740	101,820,924	99,000,725

We excluded the following shares from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Stock options and stock appreciation rights	20,450,069	17,856,782	20,450,069	17,856,782
Non-vested restricted stock awards	—	2,114,539	—	—
Contingently issuable shares	816,450	—	816,450	—
Warrants	700,000	400,000	700,000	400,000

	21,966,519	20,371,321	21,966,519	18,256,782

5. Acquisition of Salu

We account for acquisitions using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed from acquisitions are recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired is recorded as goodwill. Our purchase price allocation is preliminary based on management’s final evaluation of the fair value of certain tangible and intangible assets and the settlement of escrow funds.

On February 19, 2010, we acquired Salu. The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of December 27, 2009, by and among drugstore.com, Silk Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of drugstore.com, Salu, certain stockholders of Salu, and a representative of all stockholders of Salu. On February 19, 2010, Silk Acquisition Corporation merged with and into Salu, with Salu surviving as a wholly owned subsidiary of drugstore.com pursuant to the merger agreement. As consideration for their shares of Salu, the stockholders of Salu received $19.4 million cash (less approximately $1.9 million of Salu’s transaction expenses and the repayment of Salu’s outstanding debt obligation of $2.6 million paid out of the merger consideration) and 5,425,678 shares of drugstore.com common stock with a fair value of $17.3 million. Of this initial consideration, drugstore.com paid approximately $2.7 million in cash and 816,450 shares of our common stock into escrow to secure post-closing indemnification obligations of Salu’s stockholders. In the second quarter of 2010, approximately $182,000 of the initial purchase price, equal parts cash and stock, was reimbursed in connection with adjustments allowed for under the Agreement and Plan of Merger. Additionally, certain employees of Salu are eligible to receive a performance incentive payment payable in cash over a two-year period commencing in fiscal year 2010 with an aggregate value of $2.5 million if the surviving entity achieves certain financial and other performance targets. On the acquisition date, we recorded a liability of $473,000 which represents the fair value of the portion of the performance incentive payment that will be accounted for as additional consideration. Any adjustments to the fair value of our estimate of the performance incentive payment may affect our consolidated statements of operations and could have a material impact on our financial results. There were no changes to the fair value as of October 3, 2010.

We financed a portion of the cash payable at the closing of the acquisition described above by borrowing $10.0 million under our revolving two-year line of credit pursuant to our March 2009 loan and security agreement with our existing bank. In conjunction with the acquisition, we also paid $1.4 million in transaction fees in the first quarter of 2010. In the nine-months ended October 3, 2010, we also incurred integration costs and purchase accounting adjustments of approximately $0.7 million, which are recorded in general and administrative expenses and cost of sales ($125,000) in our statements of operations. Salu’s results of operations are included in the consolidated statements of operations beginning February 20, 2010, and generated net sales of $11.8 million and $28.8 million in the three- and nine-month periods ended October 3, 2010, respectively, and generated net income of $0.7 million and $1.5 million, excluding integration costs and purchase accounting adjustments of $0.3 million, in the three- and nine-month periods ended October 3, 2010, respectively.

The following summarizes the fair values of Salu’s acquired assets and liabilities assumed based on the total consideration of $37.1 million, which represents $19.4 million of cash, $17.3 million of common stock issued, and $0.5 million of deferred acquisition payments. The following table also includes cash acquired of $1.4 million as of the acquisition date (in thousands):

Total current assets	$7,105
Fixed assets	406
Goodwill (1)	25,347
Identifiable intangible assets (2):
Trademarks	8,749
Service contract	2,087
Developed technology	501

Total assets acquired	44,195

Total current liabilities	(4,017)
Long-term deferred tax liabilities	(3,070)

Total liabilities assumed	(7,087)

Total consideration	37,108
Liability arising from contingent consideration	(473)

Consideration paid at acquisition date	$36,635

(1)	Goodwill represents the excess of the purchase price over the fair values of the net assets acquired and represents the value of the expected synergies to be realized by combining Salu with our beauty business to become one of the largest online beauty retailers offering mass beauty products, prestige brands and clinical skincare products. Goodwill is subject to certain adjustments arising from changes to our purchase price allocation.

(2)	Purchased definite-lived intangible assets will be amortized on a straight-line basis over their respective useful lives ranging from three to nine years. Trademarks, identified as indefinite-lived assets, will be tested annually or whenever an indicator of impairment exists. Any resulting impairment charge would be measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

Unaudited Pro Forma Financial Information

The financial information in the table below summarizes the combined results of our operations and Salu’s on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of each of the periods presented and is not intended to be a projection of future results or trends.

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net sales	$108,791	$98,364	$339,578	$297,007
Net income (loss)	$2,403	$(1,577)	$(2,414)	$518

6. Discontinued Operations

On July 29, 2010, drugstore.com and DS Pharmacy, Inc., our wholly owned subsidiary, entered into a second amendment to the asset purchase agreement dated May 5, 2010, as amended July 14, 2010, with BioScrip, Inc., and BioScrip Pharmacy Services, Inc., its wholly owned subsidiary, of which the sale closed on July 30, 2010. Under the terms of the agreement, BioScrip Pharmacy Services purchased substantially all of the assets of DS Pharmacy for a purchase price of $10.5 million, subject to adjustment for changes in gross profit of the business. Of this initial consideration, BioScrip paid $5.0 million in connection with closing, with $0.5 million accounting for the purchase of inventory and $4.5 million accounting for the purchase of other assets. BioScrip will pay the remaining $5.5 million of the initial consideration into escrow in installments over the 12 months following the closing. The final amount paid out of escrow will be determined after the 12-month period based on the profitability of the prescription pharmacy business during that period. Additionally, the parties entered into a 5-year marketing agreement allowing drugstore.com pharmacy customers to continue to order as they always have through the drugstore.com web store. Under the agreement, 12 months following the closing of July 30, 2010, BioScrip will pay drugstore.com a fee to continue to market the drugstore.com pharmacy, which will be served by BioScrip. We consider the marketing service fees to be indirect cash inflows of our discontinued mail-order pharmacy segment, as the fees earned are not a significant source of ongoing future revenue.

The following table summarizes the results of operations that we have classified as discontinued operations in conjunction with the asset purchase agreement from the sale of our mail-order pharmacy segment. During the three- and nine-month periods ended October 3, 2010, we recognized a gain from discontinued operations of our mail-order pharmacy segment of $4.7 million and $5.5 million, respectively. We expect to recognize an additional $0.5 million of gain from discontinued operations of our mail-order pharmacy segment in the fourth quarter of 2010. In addition, during the nine-month period ended September 27, 2009, we recognized $5.9 million of the gain from the sale of the discontinued operations of our local pick-up (LPU) pharmacy segment. We have classified the results of operations of our mail-order pharmacy and LPU business segments as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The following table summarizes the results of operations that we have classified as discontinued operations.

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net sales	$2,216	$8,239	$16,666	$28,487
Cost of sales	1,893	6,471	13,530	23,219
Fulfillment and order processing	310	927	2,106	2,836
Marketing and sales	107	99	316	457
Technology and content	91	4	99	12
General and administrative	3	19	29	62

Income (loss) from discontinued operations – mail-order pharmacy	$(188)	$719	$586	$1,901
Net gain from sale of mail-order pharmacy	4,926	—	4,926	—

Gain from discontinued operations – mail-order pharmacy	4,738	719	5,512	1,901
Gain from discontinued operations – LPU pharmacy	—	—	—	5,946

Gain from discontinued operations, net of tax	$4,738	$719	$5,512	$7,847

We have classified the assets and liabilities of our mail-order pharmacy segment as net assets and liabilities from discontinued operations in the accompanying consolidated balance sheets for all periods presented.

	October 3, 2010 (Unaudited)	January 3, 2010
Accounts receivable	$908	$1,798
Inventories	—	912
Other current assets	35	61
Fixed assets, net	975	61

Assets of discontinued operations	$1,918	$2,832

Accounts payable	$679	$4,220
Accrued liabilities	16	340
Other current liabilities	—	21

Liabilities of discontinued operations	695	4,581

Net liabilities of discontinued operations	$1,223	$1,749

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We consider marketable securities to be available-for-sale, and as of October 3, 2010 the marketable securities’ contractual maturity dates are within one year. As of October 3, 2010, we had deferred acquisition payments totaling $0.5 million, in conjunction with our acquisition of Salu on February 19, 2010, that is categorized as a Level 3 liability. We utilized a discounted cash flow model that incorporated several different assumptions of future performance and a discount rate to determine fair value. There was no change in fair value of this liability categorized as Level 3 in the second or third quarters of 2010.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. We use the specific identification method to determine cost of securities sold.

Financial instruments consist of the following:

	October 3, 2010
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Total Estimated Fair Value
	(in thousands)
Cash and money market funds (3)	$12,315	$—	$—	$12,315
Level 1 securities:
Money market funds	7,015	—	—	7,015
Level 2 securities:
Commercial paper	3,499	—	—	3,499
U.S. government agency obligations	6,924	2	—	6,926
Corporate notes and bonds (2)	4,097	1	—	4,098

Total cash, cash equivalents and marketable securities	33,850	3	—	33,853
Less:
Level 3 liabilities:
Deferred acquisition payment	473	—	—	473

Total financial instruments	$33,377	$3	$—	$33,380

	January 3, 2010
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Total Estimated Fair Value
	(in thousands)
Cash and money market funds	$12,316	$—	$—	$12,316
Level 1 securities:
Money market funds	7,059	—	—	7,059
Level 2 securities:
Commercial paper	6,398	—	—	6,398
U.S. government agency obligations	9,365	35	—	9,400
Corporate notes and bonds (2)	1,680	—	—	1,680

Total financial instruments	$36,818	$35	$—	$36,853

(1)	As of October 3, 2010 corporate notes and U.S. government agency obligations had unrealized gains totaling $3,000 and as of January 3, 2010, there were no investments with loss positions. We evaluated the nature of our investments, credit worthiness of the issuer, and the duration of any impairments to determine if an other-than-temporary decline in fair value had occurred.
(2)	Corporate notes and bonds include investments in corporate institutions. No single issuer represents a significant portion of the total corporate notes and bonds portfolio.
(3)	As of October 3, 2010, cash and money market funds include $5.0 million, which serves as collateral on a contract. The contract is cancelable upon 30-days written notice and therefore the cash equivalent is considered readily available within 30 days.

8. Other Intangible Assets and Goodwill

Intangible Assets

The other intangible assets balances as of October 3, 2010 were as follows (in thousands):

	Weighted Average Years Useful Life	Balance January 3, 2010	Acquisitions (1)	Other (2)	Accumulated Amortization	Balance October 3, 2010
Vision Direct trade name	indefinite	$2,700	$—	$—	$—	$2,700
Salu trademarks	indefinite	—	8,749	84	—	8,833
Trademarks	indefinite	292	—	—	—	292
Salu service contract and developed technology	7.8	—	2,588	—	(219)	2,369
Technology license, domain names and other	8.4	406	29	—	(86)	349

Total other intangible assets	8.0	$3,398	$11,366	$84	$(305)	$14,543

(1)	On February 19, 2010 in conjunction with the acquisition of Salu, we acquired identifiable intangible assets of $11.3 million.
(2)	Represents the impact of foreign exchange rate differences.

The following table summarizes our estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal year
Remainder of 2010	$128
2011	515
2012	488
2013	331
2014	269

Total	$1,731

Goodwill

The following table summarizes our goodwill by business segment (in thousands):

	OTC	Vision	Total
Balance at January 3, 2010	$8,404	$23,798	$32,202
Acquisitions (1)	25,347	—	25,347
Other (2)	27	—	27

Balance at October 3, 2010	$33,778	$23,798	$57,576

(1)	On February 19, 2010, we completed our acquisition of Salu resulting in goodwill of $25.3 million from the excess of the purchase price over the fair value of the net assets acquired.
(2)	Represents the impact of foreign exchange rate differences.

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

Stock Compensation

We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize it over the service period for awards expected to vest. We determined the fair value of stock options and stock appreciation rights based on the grant date fair value method using the Black-Scholes valuation model. We determined the fair value of restricted stock based on the number of shares granted and the quoted price of our common stock. We recognize such value as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, we will record such amounts as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

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

We submitted our plan to regain compliance with Rule 5635(c) to NASDAQ on March 10, 2010. Our compliance plan conditioned the release and delivery of certain shares of restricted stock and unvested options and stock appreciation rights on approval by our stockholders of certain amendments to the 2008 Plan. We included those amendments in our 2010 proxy statement as proposals which were presented at the annual meeting of stockholders, held on June 10, 2010. We also provided notice to affected award recipients on March 15, 2010. On March 16, 2010, NASDAQ informed us that by providing the foregoing notice to affected equity award recipients, we had regained compliance with Rule 5635(c). On June 10, 2010, our stockholders approved the release and delivery of the restricted stock and unvested options and stock appreciation rights impacted by the noncompliance with the 2008 Plan. The stockholders also approved an amendment to our 2008 Plan, retroactive to the inception of the 2008 Plan, to decrease from 3.0 to 1.33 the share ratio applied for purposes of counting full value awards.

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

Stock Option and Stock Appreciation Rights Activity

The following table summarizes our stock option and stock appreciation rights activity:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding at January 3, 2010	16,635,725	$3.16

Options granted (1)	4,551,624	$2.28
Options exercised	(345,879)	$2.26
Options forfeited	(391,401)	$8.20

Outstanding at October 3, 2010	20,450,069	$2.88

Vested and expected to vest at October 3, 2010	17,538,435	$2.96	5.71

Exercisable at October 3, 2010	16,023,743	$3.00	5.43

(1)	Includes 3.4 million stock options and stock appreciation rights that were subject to stockholder approval, which was obtained on June 10, 2010.

Restricted Stock Awards Activity

The following table summarizes our restricted stock awards activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 3, 2010	2,130,000	$0.76

Awards granted (1)	693,503	$3.47
Awards released	(1,063,644)	$1.66
Awards forfeited	(11,664)	$3.47

Outstanding at October 3, 2010	1,748,195	$1.27

(1)	Includes 0.7 million restricted stock awards that were subject to stockholder approval, which was obtained on June 10, 2010.

Restricted Stock Units Activity

The following table summarizes our restricted stock units activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 3, 2010	—	$—

Units granted (1)	438,646	$3.43
Units vested (2)	(53,151)	$3.47
Units forfeited	(3,800)	$3.47

Outstanding at October 3, 2010	381,695	$3.43

(1)	In June 2010, the Board of Directors approved the granting of restricted stock units as permitted under the 2008 Plan.
(2)	Restricted stock units vested on October 3, 2010, however the common stock shares were not issued until subsequent to quarter end and are therefore not included in outstanding common stock as of October 3, 2010.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Fulfillment and order processing	$217	$134	$754	$348
Marketing and sales	524	383	1,710	1,039
Technology and content	593	292	1,307	756
General and administrative	540	603	3,576	1,358

Total	$1,874	$1,412	$7,347	$3,501

10. Line of Credit and Debt Obligations

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the higher of prime rate plus 0.50% (3.75% at October 3, 2010), or 4.50% for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, cash and investment balances, and balances outstanding under our existing term loan. In the third quarter of 2009, we paid off the existing term loan and borrowed approximately $3.0 million on the revolving line of credit under this facility. In February 2010, we financed a portion of the cash payable at the closing of the acquisition of Salu by borrowing $10.0 million under our revolving two-year line of credit. As of October 3, 2010, $13.0 million was outstanding under the line of credit. Availability under the line of credit was also reduced by a $541,000 letter of credit we provided to our corporate headquarters landlord. The available borrowings under the line of credit were approximately $11.5 million at October 3, 2010. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), and capital expenditures, which we were in compliance with as of October 3, 2010. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of October 3, 2010, none of these events had occurred.

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

The parties in the approximately 300 coordinated cases, including the parties in drugstore.com’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including drugstore.com. The District Court approved the settlement on October 5, 2009. Objectors to the settlement filed six notices of appeal to the United States Court of Appeals for the Second Circuit and one petition seeking permission to appeal. Two objectors to the settlement filed briefs in support of their appeals. Appellees are required to file answering briefs on December 17, 2010. The remaining objectors withdrew their appeals with prejudice.

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

12. Segment Information

We have two reporting segments: over-the-counter (OTC) and vision. The OTC segment is comprised of the sales and related costs of selling all non-prescription health, beauty, personal care, household, and other products, and includes the results of Salu beginning as of February 20, 2010. Our vision segment is comprised of sales and the related costs of selling contact lenses and other contact lens supplies through Vision Direct. On July 30, 2010, we closed our sale of our mail-order pharmacy assets to BioScrip, as discussed in Note 6 of our consolidated financial statements. As a result, we have presented our mail-order pharmacy segment as discontinued operations beginning with the second quarter of 2010 and for all prior periods presented. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing, and delivering the order (labor, packaging supplies, and credit card fees that are variable based on sales volume). In the second quarter of 2010, our chief operating decision makers modified our definition of variable order costs to exclude partnership-related royalty costs, which are variable in nature, but are considered more of a marketing cost since we consider our partnerships a marketing channel and we have restated prior periods to reflect this change in the definition of contribution margin. The information presented below for these segments is the information our management uses in evaluating operating performance.

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(in thousands)		(in thousands)
OTC:
Net sales	$90,144	$71,349	$279,029	$214,735
Cost of sales	62,904	48,702	192,227	147,316
Variable order costs (a)	7,809	6,367	23,904	18,983

Contribution margin	$19,431	$16,280	$62,898	$48,436

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(in thousands)		(in thousands)
Vision:
Net sales	$18,647	$17,227	$53,842	$52,249
Cost of sales	14,256	13,235	41,391	40,187
Variable order costs (a)	873	785	2,489	2,348

Contribution margin	$3,518	$3,207	$9,962	$9,714

Consolidated:
Net sales	$108,791	$88,576	$332,871	$266,984
Cost of sales	77,160	61,937	233,618	187,503
Variable order costs (a)	8,682	7,152	26,393	21,331

Consolidated contribution margin	$22,949	$19,487	$72,860	$58,150

Less:
Fixed fulfillment and order processing (b)	$3,246	$2,995	$10,069	$8,809
Marketing and sales	11,438	8,755	34,433	26,967
Technology and content	6,656	6,238	20,242	18,225
General and administrative	3,726	3,805	15,921	11,339
Amortization of intangible assets	129	28	305	449

Operating loss	$(2,246)	$(2,334)	$(8,110)	$(7,639)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs. Partnership-related royalty costs of $660,000, as previously reported in the first quarter of 2010, were excluded from the nine-month period ended October 3, 2010, and partnership-related royalty costs of $174,000 and $378,000 were excluded from the three- and nine-month periods ended September 27, 2009, respectively, as a result of the change in our definition of variable costs to exclude such marketing-related costs from contribution margin.
(b)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

13. Strategic Agreements

Agreement with Medco

In November 2008, we entered into a five-year web store hosting and fulfillment agreement with Medco whereby drugstore.com provides technical development and operation services, consumer health products and OTC merchandising, fulfillment capabilities and customer care for the non-prescription drug offerings in the Medco-branded online store. The agreement allowed for termination at the end of 2011 by either party. In June 2009, we launched the Medco-branded online store. Under the terms of the original agreement, we retained the gross revenues collected from the Medco-branded online store, and Medco earned a percentage of the contribution margin generated by the Medco-branded online store. We recorded the amount paid to Medco as a marketing and sales expense in our consolidated statements of operations. In August 2010, we entered into an amended web store hosting and fulfillment agreement with Medco, extending the agreement through 2018. Under the amended agreement, we earn a fixed fee on orders generated through the Medco-branded online store, and Medco will reimburse us for the cost of products sold and the variable costs to fulfill each order. Accordingly, beginning with the third quarter of 2010, we record revenues from Medco based on the fixed dollar amount per customer transaction and the related cost of inventory and labor fulfillment.

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

Under the amended and restated pharmacy and private label supply and services agreement, Rite Aid had granted drugstore.com, during the two-year term of the agreement, a nonexclusive, fully paid license to the Rite Aid information and pharmacy systems that were integrated with our systems, subject to third-party rights to such technology. Through this technology integration, Rite Aid adjudicated and collected insurance reimbursement payments for prescription medications in our mail-order pharmacy segment on behalf of drugstore.com. In addition, we have the right to purchase pharmaceutical inventory and Rite Aid private label over-the-counter products through Rite Aid. As a result of this relationship, Rite Aid was one of our largest suppliers. On July 30, 2010, we closed the sale of substantially all of our pharmacy assets to Bioscrip. As a result, we will no longer procure pharmacy inventory or rely on Rite Aid’s pharmacy systems under these agreements.

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

Agreement with GNC

We have an agreement with General Nutrition Centers, Inc., or GNC, under which we are an online provider of GNC-branded products. In June 2009, our 10-year agreement, which gave us the nonexclusive right to sell these products, was automatically extended under the terms of the agreement until such time notice is given by either party to terminate and in April 2010, we entered into a second amendment to this main agreement. As part of this relationship, we created the GNC Store within the drugstore.com website, which is dedicated to selling GNC products on a consignment basis. We retain a percentage of the gross revenues that we collect from sales of GNC products and recognize only the net amount we retain as revenues. We have also agreed with GNC to co-promote each other’s products and services in both traditional and online marketing efforts, including GNC’s placement of a link to our website on the GNC website.

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

•

the future impact of, or the parties’ performance under, our agreements with BioScrip and BioScrip Pharmacy Services, including our expected gain on the sale over the next ten months and the impact on our net income;

•	our plans to explore opening a second distribution center;

•	our expectations regarding our continued marketing and merchandising strategies, including the expansion of our product offerings and the continuation of our shipping or other promotions;

•	our expectations and assumptions underlying our valuation of our equity awards;

•	the future launch of new or improved technology or additional websites, including for our strategic partners and in conjunction with our microsite strategy; and

•	management’s outlook on our net sales, net income, adjusted EBITDA, ongoing adjusted EBITDA and other financial results for the fourth quarter of 2010.

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

Health, Beauty & Pharmacy	Vision
www.drugstore.com	www.VisionDirect.com
www.Beauty.com	www.LensMart.com
www.SkinStore.com (1)	www.Lensworld.com
www.LensQuest.com

Microsites	Partnerships
www.thenaturalstore.com	www.medcohealthstore.com
www.athisbest.com	www.riteaidonlinestore.com
www.sexualwellbeing.com	www.DrWeilVitaminAdvisor.com (2)
www.allergysuperstore.com	www.spalook.com (1)
www.vitaminemporium.com
www.DeluxeSalonSupply.com

(1)	On February 19, 2010, we completed the acquisition of Salu, Inc., now Salu Beauty, Inc. (Salu), owner of SkinStore.com and operator and fulfillment partner for the spalook.com web store.
(2)	We act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites.

Business Segments; Growth Strategies. We operate our business in two business segments: over-the-counter or OTC and vision.

•

OTC. Our OTC segment includes all non-prescription products sold online through our health and beauty web stores, microsites, and our partnership web stores. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. Our business strategy is to offer our customers a wide selection of health, beauty, personal care, household, and other products at competitive prices and provide a superior online shopping experience. We are able to offer a significantly broader assortment of products, with greater depth in each product category, than brick-and-mortar drugstores and provide a broad array of interactive tools and information on our websites to help consumers make informed purchasing decisions. We believe leveraging our strong capabilities in Internet marketing, merchandising, fulfillment, and customer care in the health, beauty, and wellness arena will be a key growth driver for our OTC segment. In the fourth quarter of 2010, key elements of our growth strategy are beauty, microsites and partnerships. Our beauty business, with the acquisition of Salu, is now one of the largest online beauty retailers offering mass and prestige brands, and clinical skincare products. We also expect continued growth from our microsites, which allow us to better target specific customers with tailored marketing programs, by offering a larger assortment of niche specific SKUs and product content. We have launched six microsites to date with minimal capital investment and without any benefit from advertising revenues or significant partnerships – both of which we believe can further augment our future growth. And finally, we expect to see continued growth from our partnerships with Medco Health Services, Inc. (Medco), which agreement we recently extended through 2018, and Rite Aid Corporation (Rite Aid) as they continue to attract new customers to the website and generate more orders from site visitors. With these initiatives, we will continue to capitalize on our leadership position in health and beauty on-line, and continue to expand our categories and employ our strategy of being the “when, where, and how” of health, beauty, and wellness.

•

Vision. Our vision segment includes contact lenses and eye accessories sold through our vision web stores. We purchase our contact lens inventory directly from various manufacturers and other distributors. In the fourth quarter of 2009, we entered into a strategic multi-year e-commerce partnership with Luxottica Group, S.p.A. (Luxottica), a global leader in the design, manufacturing and distribution of fashion, luxury, and sport eyewear. Through this partnership, we plan to develop branded contact lens e-commerce sites for Luxottica’s North American businesses such as LensCrafters, Pearle Vision, and Sears Optical. In the fourth quarter of 2010, we plan to continue to drive new customer growth through promotional offers.

Business Acquisition. On February 19, 2010, we acquired Salu. The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of December 27, 2009, by and among drugstore.com, Silk Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of drugstore.com, Salu, certain stockholders of Salu, and a representative of all stockholders of Salu. On February 19, 2010, Silk Acquisition Corporation merged with and into Salu, with Salu surviving as a wholly owned subsidiary of drugstore.com pursuant to the merger agreement. As consideration for their shares of Salu, the stockholders of Salu received $19.4 million cash (less approximately $1.9 million of Salu’s transaction expenses and the repayment of Salu’s outstanding debt obligation of $2.6 million paid out of the merger consideration) and 5,425,678 shares of drugstore.com common stock with a fair value of $17.3 million. Of this initial consideration, drugstore.com paid approximately $2.7 million in cash and 816,450 shares of our common stock into escrow to secure post-closing indemnification obligations of Salu’s stockholders. In the second quarter of 2010, approximately $182,000 of the initial purchase price, equal parts cash and stock, was reimbursed in connection with adjustments allowed for under the Agreement and Plan of Merger. Additionally, certain employees of Salu are eligible to receive a performance incentive payment payable in cash over a two-year period commencing in fiscal year 2010 with an aggregate value of $2.5 million if the surviving entity achieves certain financial and other performance targets. On the acquisition date, we recorded a liability of $473,000 which represents the fair value of the portion of the performance incentive payment that will be accounted for as additional consideration. Any adjustments to the fair value of our estimate of the performance incentive payment will impact changes in fair value of deferred acquisition payments on our consolidated statements of operations and could have a material impact to our financial results. In conjunction with the acquisition, we also paid $1.4 million in transaction fees in the first quarter of 2010. In the nine-month period ended October 3, 2010, we also incurred integration costs and purchase accounting adjustments of approximately $0.7 million, respectively, which are recorded in general and administrative expenses and cost of sales ($125,000) in our statements of operations. Salu’s results of operations are included in the consolidated statements of operations beginning February 20, 2010, and generated net sales of $11.8 million and $28.8 million in the three- and nine-month periods ended October 3, 2010, respectively, and generated net income of $0.7 million and $1.5 million, excluding integration costs and purchase accounting adjustments of $0.3 million, in the three- and nine-month periods ended October 3, 2010, respectively.

Discontinued Operations. On July 29, 2010, drugstore.com and DS Pharmacy, Inc., our wholly owned subsidiary, entered into a second amendment to the asset purchase agreement dated May 5, 2010, as amended July 14, 2010, with BioScrip, Inc., and BioScrip Pharmacy Services, Inc., its wholly owned subsidiary, of which the sale closed on July 30, 2010. Under the terms of the agreement, BioScrip Pharmacy Services purchased substantially all of the assets of DS Pharmacy for a purchase price of $10.5 million, subject to adjustment for changes in gross profit of the business. Of this initial consideration, BioScrip paid $5.0 million in connection with closing, with $0.5 million accounting for the purchase of inventory and $4.5 million accounting for the purchase of other assets. BioScrip will pay the remaining $5.5 million of the initial consideration into escrow in installments over the 12 months following the closing. The final amount paid out of escrow will be determined after the 12-month period based on the profitability of the prescription pharmacy business during that period. Additionally, the parties entered into a 5-year marketing agreement allowing drugstore.com pharmacy customers to continue to order as they always have through the drugstore.com web store. Under the agreement, 12 months following the closing of July 30, 2010, BioScrip will pay drugstore.com a fee to continue to market the drugstore.com pharmacy, which will be served by BioScrip. We consider the marketing service fees to be indirect cash inflows of our discontinued mail-order pharmacy segment, as the fees earned are not a significant source of ongoing future revenue. During the three- and nine-month periods ended October 3, 2010, we recognized a gain from discontinued operations of our mail-order pharmacy segment of $4.7 million and $5.5 million, respectively.

We operate using a 52/53-week retail calendar year with each of the fiscal quarters in a 52-week year representing a 13-week period. Fiscal year 2010 is a 52-week year, with the fourth quarter of 2010 representing a 13-week period, and fiscal year 2009 was a 53-week year, with the fourth quarter of 2009 representing a 14-week period.

Results of Operations

Customer Data

We define new and repeat customer orders as orders generated through our health and beauty web stores, microsites, and our vision web stores, excluding our partnership orders with Medco, Rite Aid and Spalook and orders generated through Dr. Weil-related web stores. We define total orders as orders fulfilled through our distribution centers. Mixed orders across one or more of our business segments are reported to each individual segment, but are included as one order in the number of total customer orders shipped. In the third quarter and nine-month period ended October 3, 2010, orders from new customers increased year-over-year by 21% and 20%, respectively, to 447,000 and 1.4 million. These increases are primarily the result of new orders generated from our acquisition of Salu of 33,000 and 86,000 in the third quarter and nine-month period ended October 3, 2010, respectively, and expansion into new marketing channels. Orders from repeat customers as a percentage of total orders decreased year-over-year to 67% and 66%, in the third quarter and nine-month period ended October 3, 2010, respectively, compared to 70% in the same periods in the prior year, primarily as a result of our partnerships orders becoming an increasing proportion of our total orders. Our partnership orders with Medco and Rite Aid totaled 94,000 and 366,000 in the third quarter and nine-month period ended October 3, 2010, respectively.

Net Sales

	Three Months Ended			Nine Months Ended
	October 3, 2010	% Change	September 27, 2009	October 3, 2010	% Change	September 27, 2009
	(in thousands, except per order data)			(in thousands, except per order data)
Total net sales	$108,791	22.8%	$88,576	$332,871	24.7%	$266,984
Total customer orders shipped	1,703	21.2%	1,405	5,216	23.9%	4,209
Average net sales per order	$64	1.6%	$63	$64	1.6%	$63

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

Total net sales increased year-over-year in the third quarter and nine-month period ended October 3, 2010 as a result of increases in order volume, net sales per order, and the acquisition of Salu on February 19, 2010, which generated $11.8 million in net sales in the third quarter of 2010 and $28.8 million of net sales in the nine-month period ended October 3, 2010. Order volumes increased year-over-year in the third quarter of 2010, reflecting a 23% and 6% increase in orders in our OTC and vision segments, respectively, and also increased year-over-year in the nine-month period ended October 3, 2010 as a result of a 27% increase in orders in our OTC segment. Vision orders for the nine-month period ended October 3, 2010 decreased slightly. Net sales per order increased year-over-year as a result of an increase in net sales per order in both our OTC and vision segments. Revenues from repeat customers, excluding partnerships, decreased to 73% of total net sales in the third quarter and nine-months ended October 3, 2010 from 75% of total net sales in the same periods in 2009 as a result of our partnerships representing an increasing portion of total net sales.

OTC Net Sales

	Three Months Ended			Nine Months Ended
	October 3, 2010	% Change	September 27, 2009	October 3, 2010	% Change	September 27, 2009
	(in thousands, except per order data)			(in thousands, except per order data)
OTC net sales	$90,144	26.3%	$71,349	$279,029	29.9%	$214,735
Percentage of total net sales from OTC	82.9%		80.6%	83.8%		80.4%
OTC customer orders shipped	1,548	22.8%	1,261	4,772	26.7%	3,767
Average net sales per order	$58	1.8%	$57	$58	1.8%	$57

Net sales in our OTC segment increased year-over-year in the third quarter and nine-month period ended October 3, 2010 as a result of an increase in order volume and average net sales per order. The number of orders in our OTC segment grew year-over-year by 23% in the third quarter of 2010 and 27% in the nine-month period ended October 3, 2010. Orders from both new and repeat customers increased as a result of: (a) orders generated from our acquisition of Salu on February 19, 2010, (b) orders driven by our partnerships with Medco and Rite Aid, and (c) orders through new and existing marketing channels. The year-over-year increase in the average net sales per order in our OTC segment in the third quarter and nine-month period ended October 3, 2010 resulted primarily from a shift in mix to higher priced items, primarily driven by the acquisition of Salu, which has higher average net sales per order. Net sales generated by our acquisition of Salu in the third quarter and nine-month period ended October 3, 2010 were $11.8 million and $28.8 million, respectively, and net sales generated by our partnerships with Medco and Rite Aid in the third quarter and nine-month period ended October 3, 2010 were $3.8 million and $13.6 million, respectively, compared to $2.0 million in the third quarter of 2009 and $3.4 million in the nine-month period ended September 27, 2009.

Vision Net Sales

	Three Months Ended			Nine Months Ended
	October 3, 2010	% Change	September 27, 2009	October 3, 2010	% Change	September 27, 2009
	(in thousands, except per order data)			(in thousands, except per order data)
Vision net sales	$18,647	8.2%	$17,227	$53,842	3.0%	$52,249
Percentage of total net sales from vision	17.1%		19.4%	16.2%		19.6%
Vision customer orders shipped	155	6.2%	146	446	-0.4%	448
Average net sales per order	$121	2.5%	$118	$121	3.4%	$117

Net sales in our vision segment increased year-over-year in the third quarter and nine-month period ended October 3, 2010 as a result of an increase in net sales per order and a year-over-year increase in orders in the third quarter of 2010. The year-over-year increase in average net sales per order was driven primarily by customers making larger quantity purchases, price increases for certain SKUs (none of which were individually material), and sales of higher-priced newer technology contact lenses, partially offset by increased use of discount and promotional offers by our customers. Orders in our vision segment increased year-over-year in the third quarter of 2010, primarily as a result of increased new customer orders driven by promotional offers.

Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	October 3, 2010	% Change	September 27, 2009	October 3, 2010	% Change	September 27, 2009
	($ in thousands)			($ in thousands)
Cost of sales	$77,160	24.6%	$61,937	$233,618	24.6%	$187,503
Gross profit dollars	$31,631	18.7%	$26,639	$99,253	24.9%	$79,481
Gross margin percentage	29.1%		30.1%	29.8%		29.8%

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

Total cost of sales increased year-over-year in absolute dollars in the third quarter and nine-month period ended October 3, 2010 as a result of growth in order volume and net sales in our OTC and vision segments. Total gross margin percentage decreased year-over-year in the third quarter of 2010 primarily as a result of a decrease in our OTC segment margin due to increased promotional offers to accelerate new customer growth, and to a lesser extent, pricing pressures associated with increased competition, and lower advertising revenue.

Shipping

	Three Months Ended			Nine Months Ended
	October 3, 2010	% Change	September 27, 2009	October 3, 2010	% Change	September 27, 2009
	($ in thousands)			($ in thousands)
Shipping activity:
Shipping revenue	$3,750	15.4%	$3,249	$11,355	14.6%	$9,909
Shipping costs	$8,288	25.3%	$6,615	$25,353	25.8%	$20,149

Net shipping loss	$4,538	34.8%	$3,366	$13,998	36.7%	$10,240

Percentage of net sales:
Shipping revenue	3.4%		3.7%	3.4%		3.7%
Shipping costs	7.6%		7.5%	7.6%		7.5%
Net shipping loss	4.2%		3.8%	4.2%		3.8%

We include in net sales our revenues from shipping charges to customers, and we include in cost of sales outbound shipping costs. Our net shipping loss increased year-over-year in absolute dollars and as a percentage of net sales in the third quarter and nine-month period ended October 3, 2010, as a result of an increase in shipping costs resulting from a greater proportion of OTC orders, which have a higher shipping cost than orders in our vision segment, combined with a decrease in shipping revenue resulting from an increase in the number of customers using free shipping offers and a reduced number of customers choosing expedited shipping methods for their orders. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping promotions, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	October 3, 2010	% Change	September 27, 2009	October 3, 2010	% Change	September 27, 2009
	($ in thousands)			($ in thousands)
OTC cost of sales	$62,904	29.2%	$48,702	$192,227	30.5%	$147,316
OTC gross profit dollars	$27,240	20.3%	$22,647	$86,802	28.8%	$67,419
OTC gross margin percentage	30.2%		31.7%	31.1%		31.4%

Cost of sales in our OTC segment increased year-over-year in absolute dollars in the third quarter and nine-month period ended October 3, 2010, as a result of growth in order volumes and net sales generated from the acquisition of Salu, growth in net sales from our partnerships with Medco and Rite Aid, and growth in net sales generated through existing and new marketing channels. Our gross margin percentage decreased year-over-year in the third quarter and nine-month period ended October 3, 2010 as a result of increased promotional activity driven by manufacturer out of stocks and discontinued product lines as well as softness in discretionary consumer spending, declining advertising revenue as a result of changes in our marketing services agreement, and lower margin growth from our Medco and Rite Aid partnerships, partially offset by net sales generated by Salu, which has historically higher margins, and reduced OTC product costs and incremental vendor subsidies as a result of increased purchase volumes.

Vision Cost of Sales and Gross Margin

	Three Months Ended			Nine Months Ended
	October 3, 2010	% Change	September 27, 2009	October 3, 2010	% Change	September 27, 2009
	($ in thousands)			($ in thousands)
Vision cost of sales	$14,256	7.7%	$13,235	$41,391	3.0%	$40,187
Vision gross profit dollars	$4,391	10.0%	$3,992	$12,451	3.2%	$12,062
Vision gross margin percentage	23.5%		23.2%	23.1%		23.1%

Cost of sales in our vision segment increased year-over-year in absolute dollars in the third quarter and nine-month period ended October 3, 2010 as a result of an increase in net sales. Gross margin percentage in the third quarter of 2010 benefited year-over-year from our joint sourcing agreement with Luxottica, partially offset by increased discounts and promotional offers. In the nine-month period ended October 3, 2010, gross margin percentage remained consistent as a result of the joint sourcing benefits being offset by increased discount and promotional offers and by an increase in cost of sales due to a higher mix of higher cost inventory related to the build-up of inventory to support the move in the first quarter of 2010 of our vision fulfillment operations from Ferndale, Washington to our distribution center in Swedesboro, New Jersey and a one-time inventory shrinkage charge related to the migration of inventory to a new perpetual inventory system.

Fulfillment and Order Processing Expenses

	Three Months Ended			Nine Months Ended
	October 3, 2010	% Change	September 27, 2009	October 3, 2010	% Change	September 27, 2009
	($ in thousands)			($ in thousands)
Fulfillment and order processing expenses	$11,928	17.6%	$10,147	$36,462	21.0%	$30,140
Percentage of net sales	11.0%		11.5%	11.0%		11.3%
Fixed and variable cost information:
Variable costs	$8,682	21.4%	$7,152	$26,393	23.7%	$21,331
Fixed costs	$3,246	8.4%	$2,995	$10,069	14.3%	$8,809

Fulfillment and order processing expenses include payroll and related expenses for personnel engaged in purchasing, fulfillment, distribution, and customer care activities (including warehouse and vision prescription verification personnel), distribution center equipment and packaging supplies, credit card processing fees, and bad debt expenses. These expenses also include rent and depreciation related to equipment and fixtures in our distribution centers and call center facility. Variable fulfillment costs represent the incremental costs of fulfilling, processing, and delivering the orders that are variable based on sales volume.

Variable fulfillment and order processing expenses increased year-over-year in absolute dollars in the third quarter and nine-month period ended October 3, 2010 primarily as a result of an increase in order volume in our OTC segment. Fixed fulfillment and order processing expenses increased year-over-year in the third quarter of 2010, primarily due to the addition of Salu’s fulfillment costs of $366,000 and an $83,000 increase in stock compensation expense, partially offset by a reduction in depreciation expense of $127,000 related to equipment and software purchases being fully depreciated in prior periods. Fixed fulfillment and order processing expenses increased year-over-year in the nine-month period ended October 3, 2010, primarily due to the addition of Salu’s fulfillment costs of $935,000, an increase in stock compensation expense of $406,000 as a result of stock awards approved at our stockholder meeting on June 10, 2010, and an increase in employee-related costs of approximately $270,000, partially offset by a reduction in depreciation expense of $355,000 related to equipment and software purchases being fully depreciated in prior periods. Fulfillment and order processing expenses as a percentage of net sales improved year-over-year in the third quarter and nine-month period ended October 3, 2010, due to cost containment efforts and the fact that our fixed fulfillment costs were spread across a higher revenue base.

Marketing and Sales Expenses

	Three Months Ended			Nine Months Ended
	October 3, 2010	% Change	September 27, 2009	October 3, 2010	% Change	September 27, 2009
	($ in thousands)			($ in thousands)
Marketing and sales expenses	$11,438	30.6%	$8,755	$34,433	27.7%	$26,967
Percentage of net sales	10.5%		9.9%	10.3%		10.1%

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytic tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. Advertising and promotional costs were $8.6 million in the third quarter of 2010, $6.3 million in the third quarter of 2009, $25.1 million in nine-month period ended October 3, 2010, and $19.3 million in the nine-month period ended September 27, 2009.

Marketing and sales expenses increased in absolute dollars and as a percentage of net sales in the third quarter and nine-month period ended October 3, 2010 compared to the same periods in 2009. The year-over-year increase of $2.7 million in the third quarter of 2010 resulted primarily from: an increase of $2.3 million in paid search, affiliate, and portal costs, driven by order volume, growth in new customer orders, which typically have a higher customer acquisition cost than existing customers, the addition of Salu’s online marketing costs, growth in partnership marketing costs; increased stock compensation of $141,000 as a result of stock awards approved at our stockholder meeting on June 10, 2010; and an increase of approximately $375,000 from the addition of Salu’s costs, partially offset by a slight decrease in personnel-related expenses. The year-over-year increase of $7.5 million in the nine-month period ended October 3, 2010 resulted primarily from: an increase of $5.8 million in paid search, affiliate, and portal costs, driven by order volume, growth in new customer orders, the addition of Salu’s online marketing costs, and growth in partnership marketing costs; an increase in stock compensation of $671,000 as a result of stock awards approved at our stockholder meeting on June 10, 2010; an increase of approximately $822,000 from the addition of Salu’s other marketing costs, and an increase of approximately $200,000 in employee-related expenses.

Marketing and sales expenses as a percentage of net sales increased in the third quarter and nine-month period ended October 3, 2010 primarily due to a higher mix of new customer orders, which have a higher acquisition cost, and an increase in marketing investments associated with our microsites and international initiatives as well as a shift in marketing channel mix related to social networks and marketplaces. Marketing and sales expense per new customer, excluding partnership orders, increased year-over-year to $25 in the third quarter and nine-month period ended October 3, 2010 compared to $23.

Technology and Content Expenses

	Three Months Ended			Nine Months Ended
	October 3, 2010	% Change	September 27, 2009	October 3, 2010	% Change	September 27, 2009
	($ in thousands)			($ in thousands)
Technology and content expenses	$6,656	6.7%	$6,238	$20,242	11.1%	$18,225
Percentage of net sales	6.1%		7.0%	6.1%		6.8%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and improvements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware, and IT structures, utilities, and website content and design expenses.

Technology and content expenses increased in absolute dollars but decreased as a percentage of net sales in the third quarter and nine-month period ended October 3, 2010 compared to the prior year. The year-over-year increase of $418,000 in the third quarter of 2010 resulted primarily from: the addition of $421,000 of Salu’s technology costs; an increase in stock compensation expense of $301,000 as a result of the vesting of certain stock awards; an increase in depreciation expense of $248,000 resulting from the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure; partially offset by decreases in employee-related costs of $450,000 and supply and utility costs of $100,000. The year-over-year increase of $2.0 million in the nine-month period ended October 3, 2010 resulted primarily from: the addition of $1.1 million of Salu’s technology costs; an increase in depreciation expense of $762,000; an increase in stock compensation expense of $551,000 as a result of stock awards approved at our stockholder meeting on June 10, 2010; partially offset by a decrease in employee-related costs of approximately $300,000. Technology and content expenses as a percentage of net sales improved year-over-year in the third quarter and nine-month period ended October 3, 2010, due to the fact that we spread fixed technology and content costs across a higher revenue base.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	October 3, 2010	% Change	September 27, 2009	October 3, 2010	% Change	September 27, 2009
	($ in thousands)			($ in thousands)
General and administrative expenses	$3,726	-2.1%	$3,805	$15,921	40.4%	$11,339
Percentage of net sales	3.4%		4.3%	4.8%		4.2%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses decreased year-over-year in absolute dollars and as a percentage of net sales in the third quarter of 2010 primarily as a result of a decrease in employee-related costs of $371,000 and a decrease in professional fees and other expenses of $200,000, offset by the addition of Salu’s general and administrative costs of $501,000. General and administrative expenses increased year-over-year in absolute dollars and as a percentage of net sales in the nine-month period ended October 3, 2010 by $4.6 million. Of this increase, $2.9 million represented one-time non-recurring expenses, comprised of a $1.4 million transaction fee related to the acquisition of Salu and a fully vested warrant with a fair value of $727,000 issued in exchange for three years of advisory services, as compared to the nine-month period ended September 27, 2009, which included a benefit of $1.2 million realized from the resolution of our New Jersey sales tax case, partially offset by a one-time charge of $475,000 related to a legal settlement. The remaining year-over-year increase of $1.7 million in general and administrative expenses in the nine-month period ended October 3, 2010 primarily relates to an increase in stock compensation expense of $1.5 million as a result of stock awards approved at our stockholder meeting on June 10, 2010, the addition of Salu’s general and administrative costs of $1.4 million, partially offset by a reduction in professional fees of approximately $0.9 million related primarily to consulting projects focused on our profitability initiatives in the prior year and a decrease of approximately $0.3 million related to reduced insurance expense and increased purchase card program incentives.

Amortization of Intangible Assets

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Amortization of intangible assets	$129	$28	$305	$449

Amortization of intangible assets includes the amortization expense associated with assets acquired in connection with our acquisitions of Salu and Customer Nutrition Services, Inc., or CNS, assets acquired in connection with our agreement with GNC, which costs were fully amortized in June 2009, and other intangible assets, including a technology license agreement and domain names. On February 19, 2010, in conjunction with the acquisition of Salu, we acquired intangible assets of $2.6 million related to a service contract and developed technology. See Note 5 of our consolidated financial statements, “Acquisition of Salu,” included in Part I, Item 1 of this quarterly report.

The year-over-year decrease in amortization expense for the third quarter and nine-month period ended October 3, 2010 resulted from certain intangible assets being fully amortized in 2009.

Interest Income and Expense

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Interest (expense) income	$(89)	$(19)	$(289)	$38

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with debt obligations. The year-over-year increase in net interest expense in the third quarter and nine-month period ended October 3, 2010 was primarily from an increase in interest expense resulting from higher borrowings on our line of credit primarily due to the acquisition of Salu and receiving lower returns on a year-over-year lower average balance of cash, cash equivalents, and marketable securities.

Gain from Discontinued Operations

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Gain from discontinued operations	$4,738	$719	$5,512	$7,847

The gain from discontinued operations in the third quarter and nine-month period ended October 3, 2010 represents the gain on the sale and the operations of our discontinued mail-order pharmacy segment as a result of our sale of our mail-order pharmacy assets to BioScrip, which closed on July 30, 2010. See Note 6 of our consolidated financial statements, “Discontinued Operations,” included in Part I, Item 1 of this quarterly report. The gain from discontinued operations in the third quarter and nine-month period ended September 27, 2009 represents both the operations of our discontinued mail-order pharmacy segment of $719,000 and $5.5 million, respectively, and $5.9 million from monthly payments received from Rite Aid, which concluded in the second quarter of 2009, related to the sale of our local pick-up pharmacy business (LPU).

Income Taxes

There was no provision or benefit for income taxes for the third quarter or nine-month period ended October 3, 2010 due to our ongoing operating losses.

Non-GAAP Measures

Adjusted EBITDA

The following table provides information regarding our adjusted EBITDA, including a reconciliation of net income or loss to adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net income (loss)	$2,403	$(1,634)	$(2,887)	$246
Amortization of intangible assets	129	28	305	449
Stock-based compensation	1,874	1,412	7,347	3,501
Depreciation	3,417	3,211	9,965	9,487
Interest (income) expense, net	89	19	289	(38)

Adjusted EBITDA	$7,912	$3,036	$15,019	$13,645

Ongoing Adjusted EBITDA

The following table provides information regarding our adjusted EBITDA to ongoing adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Adjusted EBITDA	$7,912	$3,036	$15,019	$13,645
Less: Proceeds from sale of local pick-up pharmacy	—	—	—	(5,946)
Less: Discontinued mail-order pharmacy operations	(4,825)	(736)	(5,618)	(1,955)
Less: Litigation-related settlements	—	—	—	(725)
Add: IVD migration one-time charges	—	—	650	—
Add: Salu and Luxottica transaction and integration-related costs	35	—	2,130	—

Ongoing Adjusted EBITDA	$3,122	$2,300	$12,181	$5,019

To supplement the consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (GAAP), we use the non-GAAP measure of adjusted EBITDA, defined as earnings before interest, taxes, depreciation, and amortization of intangible assets, adjusted to exclude the impact of stock-based compensation expense. We also use the non-GAAP measure of ongoing adjusted EBITDA, defined as adjusted EBITDA excluding the impact of expenses or income from discontinued operations, certain legal actions, settlements and related costs outside our normal course of business, restructuring and severance costs, impairment charges, and certain other one-time charges and credits specifically identified in the non-GAAP reconciliation financial schedules included in this financial release. These non-GAAP measures are provided to enhance the user’s overall understanding of our current financial performance. Management believes that adjusted EBITDA and ongoing adjusted EBITDA, as defined, provides useful information to us and to investors by excluding certain items that may not be indicative of our core operating results. In addition, because we have historically provided adjusted EBITDA and ongoing adjusted EBITDA measures to investors, management believes that including adjusted EBITDA and ongoing adjusted EBITDA measures provides consistency in the our financial reporting. However, adjusted EBITDA and ongoing adjusted EBITDA should not be considered in isolation, or as a substitute for, or as superior to, net income/loss, cash flows, or other consolidated income/loss or cash flow data prepared in accordance with GAAP, or as a measure of our profitability or liquidity. Although adjusted EBITDA and ongoing adjusted EBITDA is frequently used as a measure of operating performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Net income/loss is the closest financial measure prepared by us in accordance with GAAP in terms of comparability to adjusted EBITDA and ongoing adjusted EBITDA.

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

Liquidity and Capital Resources

We have an accumulated deficit of $774.1 million through October 3, 2010. To date, we have had only four profitable quarters, and we may never achieve profitability on a full-year or consistent basis. We expect to incur a net loss in the fourth quarter of 2010 and possibly longer. From our inception through October 3, 2010, we have financed our operations primarily through the sale of equity securities, including common and preferred stock, yielding net cash proceeds of $421.7 million.

Our primary source of cash is sales made through our websites, for which we collect cash from credit card settlements and payments received from our fulfillment partners. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and in the sections entitled “Risk Factors,” in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 3, 2010.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, U.S. government agency obligations, and corporate notes and bonds, are considered short-term as they are available to fund current operations. In addition, we have a revolving two-year line of credit allowing for borrowings of up to $25.0 million in the aggregate through March 2011, which is available to fund operations, capital expenditures, or finance acquisitions, as needed. As of October 3, 2010, the aggregate available borrowings under the line of credit were approximately $11.5 million. We intend either to term out or to refinance the outstanding balance on our line of credit in March 2011.

As of October 3, 2010, our cash and money market funds include $5.0 million that serves as collateral on a contract. The contract is cancelable with 30-days written notice and therefore the cash equivalent is considered readily available within 30-days.

On February 19, 2010, we completed our acquisition of Salu. See Note 5 of our consolidated financial statements, “Acquisition of Salu” included in Part I, Item 1 of this quarterly report. In connection with this acquisition, we financed a portion of the cash payable at the closing of the acquisition by borrowing $10.0 million under our revolving two-year line of credit, which accrues interest at the higher of the prime rate plus 0.50% (3.75% at October 3, 2010), or 4.50%. The balance outstanding under the line of credit was $13.0 million as of October 3, 2010.

We believe that our cash and marketable securities on hand plus our sources of cash will be sufficient to fund our operations and anticipated capital expenditures. However, any projections about our future cash needs and cash flows are subject to substantial uncertainty. As a result, we may need to raise additional monies to fund our operating activities or for strategic flexibility (if, for example, we decide to pursue business or technology acquisitions or invest in a second distribution center) or if our expectations regarding our operations and anticipated capital expenditures change. We have assessed in the past, and will continue to assess, opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities, or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences, or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the nine-month periods ended October 3, 2010 and September 27, 2009:

	Nine Months Ended
	October 3, 2010	$ Change	September 27, 2009
	(in thousands)
Net cash provided by (used in)
Continuing operations	$10,709	$10,048	$661
Discontinued operations	$(1,473)	$(2,415)	$942
Continuing investing activities	$(21,109)	$(18,009)	$(3,100)
Discontinued investing activities	$(1,062)	$(1,062)	$—
Financing activities	$10,789	$13,143	$(2,354)
Net decrease in cash and cash equivalents	$(2,146)	$1,705	$(3,851)

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

In the nine-month period ended October 3, 2010, net cash provided by continuing operations reflects non-cash expenses of $17.7 million and cash generated from working capital of $1.4 million, partially offset by a loss from continuing operations of $8.4 million. Net cash provided by continuing operations, net of acquisitions, increased year-over-year in the nine-month period ended October 3, 2010 by $10.0 million as a result of $6.6 million of cash generated from working capital, primarily due to a decrease in accounts receivable and inventory, an increase in accounts payable due to timing of payments, and an increase in non-cash expenses of $4.3 million driven by an increase in stock compensation expense from stock awards approved at our stockholder meeting on June 10, 2010, partially offset by an increase in our loss from continuing operations of $0.8 million. In the nine-month period ended October 3, 2010, net cash used in discontinued operations reflects income from operations of our mail-order pharmacy segment of $1.0 million, partially offset by cash used by the settlement of assets and liabilities of our mail-order pharmacy segment of $2.4 million. Net cash used in discontinued operations decreased year-over-year in the nine-month period ended October 3, 2010 million as a result of the settlement of assets and liabilities of our mail-order pharmacy.

Cash provided by (used in) investing activities. Our net cash flows used in investing activities include the purchase of marketable securities, the acquisition of fixed assets and intangible assets, and the acquisition of Salu, partially offset by the net proceeds received from the sales and maturities of marketable securities and proceeds from the sale of discontinued operations.

        In the nine-month period ended October 3, 2010, net cash used in continuing investing activities reflects $18.0 million of cash used to acquire Salu, net of $1.4 million of cash acquired, $8.9 million used to purchase fixed assets and intangible assets, and $15.5 million used to purchase marketable securities, partially offset by $5.0 million of proceeds received for the sale of certain assets of our mail-order pharmacy, and $16.3 million from sales and maturities of marketable securities. Net cash used in continuing investing activities increased year-over-year in the first quarter of 2010 by $18.0 million primarily as a result of the acquisition of Salu and increased purchases of fixed assets. Net cash used in discontinued investing activities in the nine-month period ended October 3, 2010 represents the software development costs related to the systems integration between our mail-order pharmacy and BioScrip.

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

In the nine-month period ended October 3, 2010, net cash provided by financing activities represents $10.0 million of proceeds received from the line of credit and $954,000 received from the exercise of stock options, partially offset by $165,000 used to pay debt obligations. Net cash provided by financing activities increased year-over-year in the nine-month period ended October 3, 2010 by $13.1 million primarily due to the proceeds received from the line of credit, which were used to acquire Salu, and lower payments on debt obligations.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include corporate notes and bonds, commercial paper, and U.S. government agency obligations, are considered short-term as they are available to fund current operations.

Contractual Cash Requirements and Commitments

In March 2009, we entered into a loan and security agreement with our existing bank. This agreement includes a revolving two-year line of credit allowing for borrowings up to $25.0 million, which accrue interest at the higher of prime rate plus 0.50% (3.75% at October 3, 2010), or 4.50% for general corporate purposes, including short-term working capital needs, and to finance certain potential acquisitions, should we elect to pursue any in the future. The agreement allows for the conversion of up to $15.0 million of the outstanding balance into a term loan, payable in 36 monthly installments of principal and interest at a rate equal to the greater of (a) the prime rate plus 0.50% or (b) 4.50%. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, and cash and investment balances, and balances outstanding under our existing term loan. In the third quarter of 2009, we paid off the existing term loan and borrowed approximately $3.0 million on the revolving line of credit under this facility. In February 2010, we financed a portion of the cash payable at the closing of the acquisition of Salu by borrowing $10.0 million under our revolving two-year line of credit. As of October 3, 2010, $13.0 million was outstanding under the line of credit. Availability under the line of credit was also reduced by a $541,000 letter of credit we provided to our corporate headquarters landlord. The available borrowings under the line of credit were approximately $11.5 million at October 3, 2010. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants related to our cash and cash equivalents, adjusted EBITDA, and capital expenditures, which we were in compliance with as of October 3, 2010. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of October 3, 2010, none of these events had occurred.

As of October 3, 2010, we did not have any future material noncancelable commitments to purchase goods or services.

Except as discussed above, there have been no material changes to our contractual commitments as disclosed in our annual report on Form 10-K for the fiscal year ended January 3, 2010.

Management Outlook

For the fourth quarter of 2010, we are targeting net sales in the range of $118.0 million to $122.0 million, net loss in the range of $0.3 million to $1.9 million, adjusted EBITDA in the range of $3.75 million to $5.25 million, and ongoing adjusted EBITDA in the range of $3.0 million to $4.5 million.

The following table provides information regarding our guidance for adjusted EBITDA and ongoing adjusted EBITDA, including a reconciliation of net income to adjusted EBITDA and ongoing adjusted EBITDA (in thousands):

	Three Months Ended January 2, 2011
	Range High	Range Low
Net income	$(300)	$(1,900)
Amortization of intangible assets	125	125
Stock-based compensation	1,500	1,600
Depreciation	3,775	3,775
Interest expense, net	150	150

Adjusted EBITDA	5,250	3,750
Discontinued operations	(750)	(750)

Ongoing Adjusted EBITDA	$4,500	$3,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $13.0 million at October 3, 2010, and the highest interest rate attributable to this outstanding balance was 4.5% at October 3, 2010. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities due to the volatility of the bond market in general, company-specific circumstances, and changes in general economic conditions. As of October 3, 2010, we had $13.8 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, chief accounting officer, and general counsel, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer, chief accounting officer, and general counsel, concluded that, as of October 3, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

During the first quarter of 2010, we acquired Salu, the owner and operator of SkinStore.com. We are still assessing the internal controls of Salu but do not believe those controls have materially affected, or are likely to materially affect, our internal control over financial reporting. There were no other changes during the quarter ended October 3, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	the frequency and size of customer orders and the quantity and mix of products our customers purchase;

•	changes in consumer acceptance and usage of the Internet, online services, and e-commerce;

•	the price we charge for our products and for shipping those products, or changes in our pricing policies or the pricing policies of our competitors;

•	the extent to which we offer our customers, and our customers take advantage of, free shipping or other promotional discounts;

•	our ability to acquire merchandise, manage inventory, and fulfill orders;

•	technical difficulties, system downtime, or interruptions;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	timing and costs of marketing and other investments;

•	disruptions in service by shipping carriers;

•	the introduction by our competitors of websites, products, or services;

•

changes in the mix of products purchased by our customers (for example, if our OTC net sales do not grow as much as we anticipate or the proportion of OTC net sales compared to net sales in vision segments is lower than we anticipate, our margins will be lower than we currently plan);

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

If we do not maintain our brand and continue to increase awareness of our products and services, we may not build a critical mass of customers. Promoting and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We believe that, because we are a small company with low public brand awareness in an increasingly competitive market, achieving significant market awareness will require significant marketing expense. To promote our brand and our products and services, we have incurred and expect to continue to incur substantial expense in our marketing efforts both to attract and to retain customers. Our promotional activities may not be effective at building our brand awareness and customer base to the extent necessary to generate sufficient revenue to become consistently profitable. Search engine and other online marketing initiatives comprise a substantial part of our marketing efforts, and our success depends in part on our ability to manage costs associated with these initiatives, or to find other channels to acquire and retain customers cost-effectively. The demand for and cost of online advertising has been increasing and may continue to increase. An inability to acquire and retain customers at a reasonable cost would increase our operating costs and prevent us from maintaining profitability.

If we fail to integrate, maintain or enhance our strategic relationships to help promote our website and expand our product offerings, our development could be hindered.

We have entered, or expect to enter, into a number of strategic partnerships to build, host, and market websites and to process and fulfill orders, most recently, with Rite Aid Corporation, Medco Health Solutions, Inc., Luxottica Group S.p.A., and BioScrip Pharmacy Services, Inc. We believe that our relationships with these and other strategic partners, Internet portals, third-party distributors, and manufacturers are critical to attract customers, to facilitate broad market acceptance of our products and the drugstore.com brands, and to enhance our sales and marketing capabilities. We expect to continue to evaluate and consider a wide array of potential strategic partnerships as part of our growth strategy. Any of these transactions could be material to our financial condition and results of operations. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. The process of integrating and maintaining strategic partnerships may create unforeseen operating difficulties and expenditures and is itself risky. Such risks include a diversion of management time, as well as a shift of focus from operating the businesses, to issues related to integration and administration of the strategic partnerships; partners’ having interests, strategies or goals inconsistent with ours; business decisions or other actions of our partners that may result in harm to our reputation or adversely affect the value of our investment in the partnership. Such partnerships require a significant investment of time and resources, and we may not generate sufficient revenues to offset this investment. We may incur additional operating losses and expenses as a result of the operations of the strategic partners or the partnerships. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners or partnerships, including their ability to perform according to our partners’ and our expectations. Our business could be harmed if any of our strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under their agreements with us.

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

•

the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented; and

•	the difficulty of implementing at companies we acquire the controls, procedures and policies appropriate for a larger public company.

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

In connection with our acquisition of Salu, Inc., now Salu Beauty, Inc., we have entered a new line of business – clinical skin care and spa products – with greater targeted international operations. We cannot assure you that our expansion into this business line will succeed.

We recently entered the clinical skin care and spa products business with our acquisition of Salu, Inc., now Salu Beauty, Inc. We cannot assure that our expansion into these businesses will succeed. We have limited experience in the sale of clinical skin care and spa products, particularly to targeted international markets. While we have operations in Canada, we have not previously had operations outside of North America. Our entry into this area will require us to devote substantial financial, technical, managerial and other resources. As noted above, international expansion comes with substantial risks. We may not be able to successfully integrate the additional personnel, operations, acquired technology or products or services of Salu into our business and there is no guarantee that key personnel of Salu will continue to work for us.

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

Through our contract with E4X, Inc. and certain operations of our newly acquired subsidiary, Salu, Inc., now Salu Beauty, Inc., we sell certain OTC products in international markets and expect to expand into international markets more aggressively in the future. To date, our international business activities have been limited. Our lack of a track record outside the United States increases the risks described below. In addition, our experience in the United States may not be relevant to establishing a business outside the United States. Accordingly, our international expansion strategy is subject to significant execution risk, and we cannot assure that our strategy will be successful. International sales are subject to inherent risks that could adversely affect our operating results, including:

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

The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries. These competitors include chain drugstores, mass-market retailers, warehouse clubs, supermarkets, specialty retailers, major department stores, insurers and health care providers, national optical chains, eye care professionals, Internet portals and online service providers that feature shopping services, and various online stores that offer products within one or more of our product categories. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms, operate with a lower cost structure, adopt more aggressive pricing policies, or devote more resources to technology development and marketing than we do. To the extent we can respond with more aggressive discounts, shipping rates, or other promotions, we cannot ensure that these will be successful and in any event, our margins will be negatively affected. In addition, other companies in the retail and e-commerce service industries may enter into business combinations or alliances that would strengthen their competitive positions and prevent them, their affiliated companies, or their strategic partners from entering into relationships with us.

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

Most of our fulfillment operations and owned inventory are located in one distribution facility, and any significant disruption of this center’s operations would hurt our ability to make timely delivery of our products.

We conduct most of our fulfillment operations from our distribution facility in Swedesboro, New Jersey. Our distribution center in Swedesboro and our inventory storage facility in nearby Logan Township, New Jersey house all of our owned product inventory other than a small amount held by Salu’s Australian subsidiary. In January 2010, we closed our Ferndale, Washington facility and transferred our vision inventory to our distribution facility in Swedesboro, New Jersey. Additionally, our subsidiary, Salu Beauty, Inc., uses a third-party fulfillment partner in Columbus, Ohio, and our pharmacy fulfillment partner, BioScrip Pharmacy Services, Inc., fulfills all prescription orders through our website from its mail-order distribution center in Columbus, Ohio. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack, or other comparable event at our New Jersey facilities or our fulfillment partners’ Ohio facilities would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a significant part of our New Jersey facilities or our fulfillment partners’ Ohio facilities were destroyed or our operations were interrupted for any extended period of time, our business, financial condition, and operating results would be harmed.

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

Our plans to open a second distribution facility may be delayed or result in greater costs or business interruption than we anticipate, interfering with our ability to deliver merchandise to our customers in a timely and cost-effective manner, and our business and results of operations would be harmed.

        We have recently begun to explore strategies to expand our fulfillment operations to include a second distribution facility in the Western United States. This initiative will require significant capital resources as well as attention from our management team and may require us to divert those resources from the operation of our primary businesses. In addition, unexpected delays or increased costs of this initiative could cause interruptions or delays in our business, and disruption in our inventory processes while we build out a new facility could render us unable to process or fulfill customer orders in a timely manner, or at all and our business, financial condition, and operating results would be harmed.

If we are unable to optimize management of our distribution centers, we may be unable to meet customer demand.

Our ability to meet customer demand may be significantly limited if we do not successfully operate our distribution centers, including in connection with any plans for a new distribution center or our plans to move our Salu fulfillment operations to our own distribution centers. Because it is difficult to predict sales volume, we may be unable to manage our facilities in an optimal way, which may result in excess or insufficient inventory, warehousing, fulfillment, or distribution capacity. In addition, failure to control product damage and shrinkage effectively through security measures and inventory management practices could adversely affect our operating margins. Our margins and revenues may also be affected if we are unable to obtain products from manufacturers and wholesalers timely and on favorable terms. In addition, if we need to increase our distribution capacity sooner than anticipated, including in connection with any plans to move our Salu fulfillment operations, that expansion would require additional financing that may not be available to us on favorable terms when required, or at all.

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

Our primary data centers are located at the facilities of a third-party hosting company. We do not control the security, maintenance or operation of these facilities, which are also susceptible to similar disasters and problems. Further, we have no formal disaster recovery plan, and our insurance policies may not cover us for losses related to these events, and even if they do, they may not adequately compensate us for any losses that we or our partners’ may incur. Any system failure that causes an interruption of the availability of our partners’ e-commerce businesses could reduce the attractiveness of our partners’ e-commerce businesses to consumers and result in reduced revenues, which could materially and adversely affect our business, results of operations and financial condition.

We have significant inventory risk.

We must maintain sufficient inventory levels to operate our business successfully and to meet our customers’ expectations that we will have the products they order in stock. However, we must also guard against the risk of accumulating excess inventory. This risk would be further exacerbated by our proposed expansion to a second distribution center. We are exposed to significant inventory risks as a result of rapid changes in product cycles, changes in consumer tastes, uncertainty of success of product launches, seasonality, manufacturer backorders, and other vendor-related problems. In order to be successful, we must accurately predict these trends and events, which we may be unable to do, and avoid over- or under-stocking products. In addition, demand for products can change significantly between the time product inventory is ordered and the time it is available for sale. When we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory would increase our expenses if we have too much inventory, and would harm our margins by requiring us to make split shipments for backordered items or pay for expedited delivery from the manufacturer if we had insufficient inventory. In addition, we may be unable to obtain certain products for sale on our websites as a result of general shortages (for example, in the case of some medications), manufacturer policies (for example, in the case of some contact lenses and prestige beauty items), manufacturer or distributor problems, or popular demand. Failure to have inventory in stock when a customer orders it could cause us to lose that order or that customer. The acquisition of some types of inventory, or inventory from some of our sources, may require significant lead time or prepayment, and this inventory may not be returnable. We carry a broad selection of products and significant inventory levels of a substantial number of products, and we may be unable to sell this inventory in sufficient quantities or during the relevant selling seasons. The occurrence of one or more of these inventory risks may adversely affect our business and operating results.

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

We are subject to a number of risks related to payments we accept and process for third parties.

We accept payments by a variety of methods, including credit cards, gift certificates, and third-party payors such as Pay Pal, Google Checkout, and Bill Me Later. In addition, we serve as a payment processing service provider for certain of our strategic partners. As we offer new payment options to our customers and processing services to our strategic partners, we may be subject to additional regulations, compliance requirements, and fraud. For credit card payments and other third-party payors, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering our profit margins. In addition, we have additional contractual obligations to our strategic partners regarding the payment processing services we provide them, and conversely depend on our strategic partners to meet their obligations to us and to the third-party payors, and any failure of us or our partners to meet those obligations could expose us to additional fees and expenses. We are also subject to payment card association operating rules and certification requirements, both as a merchant and as a service provider, which could change or be reinterpreted to make compliance difficult or impractical. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit card payments from our customers and those of our strategic partners or to facilitate other types of online payments, and our business and operating results could be adversely affected.

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

Effective July 2008, New York imposed such a sales tax obligation requirement on on-line retailers that use New York residents to directly or indirectly refer potential customers, via a link on an Internet Website or otherwise, to the online retailer. As a result, we began collecting and remitting sales tax in New York in July 2008. Since then, other states have enacted legislation similar to New York’s, including Rhode Island in June 2009 and North Carolina in August 2009. In response to recently imposed state sales tax requirements for online retailers, we have suspended certain marketing affiliate relationships with persons and entities residing in Rhode Island and North Carolina, which may cause our sales to decline. Other states are considering similar laws, and if such laws become effective, we may have to change or limit our marketing activities in those states or face additional sales tax collection and remittance obligations, either of which could have a negative effect on our sales.

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

We have an accumulated deficit of $774.1 million through October 3, 2010. To date, we have had only four profitable quarters, and we may never achieve profitability on a full-year or consistent basis. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

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

Amazon.com beneficially owns approximately 12% of our outstanding stock, and is entitled to designate a director to serve on our board of directors, currently Geoffrey R. Entress. Kleiner Perkins Caufield and Byers, or KPCB, owns approximately 9% of our outstanding stock, Samana Capital, L.P. (formerly Ziff Asset Management, L.P.), or Samana, owns approximately 9% of our outstanding stock, Discovery Group I, LLC owns approximately 8% of our outstanding stock, and T. Rowe Price Associates, Inc. owns approximately 6% of our outstanding stock. Because each owns a significant percentage of our capital stock, any of these stockholders, or more than one of them, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Furthermore, because of these substantial equity stakes in drugstore.com, competitors of these stockholders, or other potential acquirers could decide not to merge with, or acquire, us. In addition, in the case of a potential acquisition of drugstore.com by another party, a substantial equity stake in drugstore.com could prevent the tax-free treatment of an acquisition, making drugstore.com a less attractive acquisition candidate. In addition, if any of our significant stockholders were to sell a substantial quantity of their holdings in a short period of time, our stock price could decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

On November 12, 2010, the compensation committee of the board of directors of drugstore.com, inc. granted an award of 300,000 restricted stock units to Dawn Lepore, our president and chief executive officer, subject to the terms and conditions of our 2008 equity incentive plan and our standard restricted stock unit agreement for awards to Ms. Lepore. Our 2008 equity incentive plan was approved by our board of directors on March 10, 2008 and by our stockholders on March 5, 2009.

Ms. Lepore’s restricted stock units will vest over four (4) years in eight (8) equal installments every six months. Consistent with the terms of Ms. Lepore’s previous equity awards, all unvested units will vest in the event of a change in control (as defined in the 2008 equity incentive plan). In addition, if we terminate her employment without cause (as defined in Ms. Lepore’s restricted stock agreement) or if she terminates her employment for good reason (as defined in her agreement), she will receive twelve (12) additional months of vesting credit with respect to her restricted stock units.

The committee also granted restricted stock units to our other named executive officers, as follows:

Executive Officer	Shares Awarded

Robert P. Potter Vice President, Chief Accounting Officer	45,000

Tracy Wright Vice President, Chief Finance Officer	65,000

Yukio Morikubo Vice President, Strategy and General Counsel	80,000

These restricted stock units are subject to the terms and conditions of our 2008 plan and standard restricted stock unit agreements and will vest over four (4) years in eight (8) equal installments every six months. In addition, if within twelve (12) months following a change in control, we terminate the executive officer’s employment without cause or the executive officer terminates his or her employment for good reason, all unvested restricted stock units will immediately vest.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

2.1	First Amendment to Asset Purchase Agreement, dated July 14, 2010 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed July 19, 2010 (Registration No. 000-26137)).

2.2	Second Amendment to Asset Purchase Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed August 2, 2010 (Registration No. 000-26137)).

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 26, 2009 (incorporated by reference to Exhibit 3.1 to drugstore.com inc.’s Current Report on Form 8-K filed January 30, 2009 (SEC File No. 000-26137)).

4.1	Form of Restricted Stock Unit Agreement.

4.2	Form of Restricted Stock Unit Agreement for Dawn G. Lepore.

31.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC (Registrant)

By:.	/s/ Robert P. Potter
Robert P. Potter
Vice President and Chief Accounting Officer

Date: November 12, 2010