Form 10-K
period 2011-01-02
DRUGSTORE COM INC
filed 2011-03-18
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $309,790,479 as of July 4, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 4, 2011, the number of shares of the registrant’s common stock outstanding was 105,911,293.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report, to the extent not set forth in this annual report, is incorporated by reference from the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on June 9, 2011, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this annual report relates.

DRUGSTORE.COM, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 2, 2011

i

ITEM 1.	BUSINESS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See item 1A of Part I—“Risk Factors.”

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

Selection. We are able to offer a significantly broader assortment of products, with greater depth in each product category, because we do not have the shelf display space limitations of brick-and-mortar stores. With a single check-out, our customers are able to buy health, beauty and personal care products, prestige beauty brands, salon hair care, natural products, and other specialty items. In addition, we offer contact lenses and customized nutritional supplement programs through our subsidiary websites.

Information. We provide a broad array of interactive tools and information on our websites to help consumers make informed purchasing decisions. Our information services include detailed product information pages; personalized product recommendations; customer reviews and other editorial content; the eMedAlert program, which alerts customers to safety issues such as FDA and product manufacturer recalls; and extensive health- and pharmacy-related information, including a drug information database, a drug price index, information on generic drug alternatives, a drug interaction checker; and Ask Your Pharmacist, which is a database of over 800 frequently-asked questions provided by pharmacists. Our customer care representatives are available to provide personal guidance and answer customers’ questions by phone, e-mail, and in some instances, instant chat while shopping our sites.

Privacy. When shopping at a brick-and-mortar drugstore, many consumers may feel embarrassed or uncomfortable about buying items or asking questions that may reveal personally sensitive aspects of their health or lifestyle to pharmacists, store personnel, or other shoppers. Our customers avoid these problems by shopping from the privacy of their home or office.

Value. Our goal is to offer shoppers a broad assortment of health, beauty, clinical skincare, and vision products with competitive pricing. We strive to improve our operating efficiencies and to leverage our fixed costs so that we can pass along the savings to our customers in the form of lower prices and exclusive deals. We also seek to inform customers of additional cost-saving opportunities when they become available. For example, on our vision sites, we inform our customers of available rebates and volume purchase discounts.

Business Segments

In 2010, our over-the counter or OTC segment accounted for 84% of our net sales and our vision segment accounted for 16% of our net sales. See Note 13 of our consolidated financial statements included in Part IV, Item 15 of this annual report. On July 30, 2010, we closed the sale of our mail-order pharmacy assets to BioScrip Pharmacy Services, Inc. (BioScrip) and entered into an agreement whereby BioScrip provides pharmacy services to drugstore.com customers. Customers are able to continue to order and refill their prescriptions through the drugstore.com website, which are fulfilled by Bioscrip. All operations of our mail-order pharmacy segment have been presented as discontinued operations for all periods presented.

OTC

We stock approximately 50,000 non-prescription health, beauty, personal care, household, and other products. We also offer approximately 20,000 products through our arrangements with drop-ship vendors. We offer OTC products in a variety of categories, including:

• Personal Care	• Diet and Fitness
• Makeup and Accessories	• Household
• Hair Care	• Pets
• Skin Care	• Baby and Mom
• Men’s	• Food and Snacks
• Medicine and Health	• FSA
• Vitamins	• Sexual Well-Being
• Gifts	• Toys and Games
• Oral Care • GNC	• Beauty.com (prestige beauty products, also accessible through www.beauty.com)
• Green and Natural	• SkinStore.com (clinical skincare and beauty products, accessible through www.SkinStore.com and spalook.com)

Through our newly acquired subsidiary Salu Beauty, Inc. (Salu), we offer on www.SkinStore.com and through www.spalook.com, which we operate on behalf of a third party, over 200 premium brands of clinical skincare and beauty products typically found only in luxury spas, fine stores, and dermatologists’ offices. Our beauty business, combined with the acquisition of Salu, is now one of the largest online beauty retailers offering mass and prestige brands, and clinical skincare products.

We currently operate five microsites that we offer OTC products for sale, which allow us to better target specific customers with tailored marketing programs by offering a larger assortment of niche-specific SKUs and product content. We also offer our OTC products for sale through various marketplaces and websites including Amazon.com and Buy.com, and in the first quarter of 2011, we launched marketplaces on ShopRunner.com, Facebook.com and eBay.com.

In addition, we have partnered with Medco Health Services, Inc. (Medco) and Rite Aid Corporation (Rite Aid) to provide technical development and operation services, consumer health products and OTC merchandising, fulfillment capabilities and customer care for the non-prescription drug offerings on the Medco-branded and Rite Aid-branded online stores.

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

In 2009, we entered into a strategic multi-year e-commerce partnership with Luxottica Group, S.p.A. (Luxottica), a global leader in the design, manufacturing and distribution of fashion, luxury, and sport eyewear. Through this partnership, we will develop branded contact lens e-commerce sites for Luxottica’s North American businesses such as LensCrafters, Pearle Vision, and Sears Optical. In January 2011, we launched two of the Luxottica-branded sites: www.lenscrafterscontacts.com and www.pearlevisioncontacts.com.

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

Fulfillment and Customer Care

Order Fulfillment

We process most OTC orders from our primary distribution center in Swedesboro, New Jersey, and in January 2010, we moved the processing of all vision orders from our distribution center in Ferndale, Washington to our primary distribution center in Swedesboro, New Jersey. We also process drop-ship orders for certain OTC products and arrange for our drop-ship vendor partners to ship these products directly from the vendor’s warehouse. Due to the relatively short lead time required to fill orders for our products, usually 24 to 48 hours, order backlog is not material to our business.

We ship OTC products to U.S., U.S. Territory, and APO/FPO military addresses. In addition, through an agreement with FiftyOne, Inc., we offer international shipment of select OTC health, beauty, and wellness products to 56 countries, and expect to expand to more countries over time. Vision Direct ships contact lenses and other vision products worldwide, primarily to the United States and Canada.

We use third-party fulfillment partners in Columbus, Ohio, and Australia to process and ship Salu orders.

Customer Care

Our customer care representatives operate from our call center in Halifax, Nova Scotia, Canada, from our headquarters in Bellevue, Washington, and from our Sacramento, California office. Our customer care specialists are available 24 hours a day, seven days a week via e-mail or telephone to handle customer inquiries and assist customers in finding desired products. The Help sections of our websites outline store policies and provide answers to customers’ frequently asked questions.

Technology

We have implemented a broad array of services and systems for site management, product searching, customer interaction, transaction processing, and order fulfillment functions. These services and systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business. For example, our core merchandise catalog, customer interaction, order collection, fulfillment, and back-end systems are proprietary to drugstore.com. Our systems are designed to provide real-time connectivity to the distribution center systems for both vision and OTC products. They include an inventory-tracking system, a real-time order tracking system, an executive information system, and an inventory replenishment system.

We license database, operating system, and hardware components from third parties.

Competition

The market for health, beauty, wellness, and vision products is intensely competitive and highly fragmented. Our competitors in the OTC segment include chain drugstores, mass market retailers, warehouse clubs, supermarkets, and, with respect to prestige beauty, health, and spa products, specialty retailers and major department stores. Our competitors in the vision segment include other online providers of contact lenses, national optical chains, eye care professionals, and mass-market retailers and warehouse clubs that provide prescription vision services. In addition, we compete with Internet portals and online service providers that feature shopping services and with other online or mail-order retailers that offer products within one or more of our business segments.

During the recent economic conditions, we have seen and expect to see continued price competition and elevated response rates to coupons and other promotional offers by increasingly price-conscious customers. That said, we have found that overall orders are less affected in periods of economic slowdown, due in part to our value-pricing and the non-discretionary nature of many of our products.

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

Intellectual Property

We regard our intellectual property as critical to our future success; and we rely on a combination of patent, copyright, trademark, service mark, and trade secret laws, as well as contractual restrictions to establish and protect our proprietary rights in products and services. We own a number of domain names, hold nine patents, have registered several trademarks, and have filed applications for the registration of a number of our other trademarks and service marks in the United States as well as several other countries. We have licensed in the past, and expect to license in the future, some of our proprietary rights to third parties.

Seasonality

Our OTC business is subject to seasonal variations in demand. Historically, the fourth quarter of each year has been our strongest OTC sales quarter, primarily because of increased online shopping and our greater marketing efforts during the holiday season as well as increased purchases by customers using funds from flexible spending accounts. We do not believe that our vision segment is substantially affected by seasonality.

Employees

As of January 2, 2011, we had approximately 945 full-time employees. However, employment levels fluctuate due to seasonal variations in our OTC business, and we hire independent contractors and temporary employees as needed to address demand. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Available Information

We file with, and furnish to, the Securities and Exchange Commission, or SEC, periodic reports, proxy statements, and other information. We make these documents available, free of charge, on our website at www.investor.drugstore.com as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Directors and Officers

The following tables provide information regarding our directors and officers as of the date of this annual report:

Directors

Name	Age	Position
Dawn G. Lepore	56	President, Chief Executive Officer and Chairman of the Board, drugstore.com, inc.
Richard W. Bennet III	58	CEO, CCA Global Partners
Geoffrey R. Entress	47	Venture Partner, Voyager Capital
Jeffrey M. Killeen	57	Chairman and CEO, GlobalSpec, Inc.
William D. Savoy	46	Consultant
Gregory S. Stanger	46	Chief Financial Officer, Chegg, Inc.

Executive Officers

Name	Age	Position
Dawn G. Lepore	56	President, Chief Executive Officer, and Chairman of the Board
Yukio Morikubo	51	Vice President, Strategy, General Counsel and Secretary
Robert Potter	45	Vice President, Chief Accounting Officer
Tracy Wright	39	Vice President, Chief Finance Officer

Dawn G. Lepore has served as President, Chief Executive Officer and Chairman of the Board of drugstore.com since October 2004. Ms. Lepore served as Vice Chairman—Active Trader, Technology, Operations, Administration and Business Strategy of The Charles Schwab Corporation, or CSC, from August 2003 to October 2004. CSC, through Charles Schwab & Co., Inc., or Schwab, and its other operating subsidiaries, is a financial services firm. Ms. Lepore served as Vice Chairman—Technology, Active Trader, Operations, and Administration of CSC and Schwab from May 2003 until August 2003, as Vice Chairman—

Technology, Operations and Administration of CSC and Schwab from July 2002 until May 2003, as Vice Chairman—Technology and Administration of CSC and Schwab from 2001 to 2002, as Vice Chairman and Chief Information Officer of CSC and Schwab from 1999 to 2001 and as Executive Vice President and Chief Information Officer of CSC and Schwab from 1993 to 1999. She joined Schwab in 1983. Ms. Lepore serves as a director of eBay Inc. and The New York Times Company.

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

Non-Executive Officers

Jon Axelsson has served as Vice President of Operations since June 2009. Mr. Axelsson joined drugstore.com in 2008. Prior to joining drugstore.com Mr. Axelsson held management positions with Wawa, Inc., QVC, Inc., May Department Stores, and UPS.

Perry Evoniuk has served as Vice President, Enterprise Architecture since January 2009. Mr. Evoniuk joined drugstore.com in 1999 and has held several positions managing development and implementation of our web store infrastructure. Prior to joining drugstore.com, Mr. Evoniuk served in research and development positions at Attachmate Corporation, a host connectivity provider, and at Hughes Aircraft, an aerospace and defense company.

Clifford Cancelosi was appointed to Vice President and Chief Information Officer of drugstore.com in February 2011. Prior to joining drugstore.com, Mr. Cancelosi led the technology and eCommerce strategy group for Alvarez & Marsal, and served senior leadership roles in the Operations and Merchant Technologies divisions of Amazon.com.

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

David Lonczak has served as our Chief Marketing Officer since March 2007 and has served as our Vice President, Marketing since December 2006. In early 2006, Mr. Lonczak began serving as Senior Director of Marketing in Pharmacy for drugstore.com, and served as General Manager of Vision for drugstore.com from 2005 to 2006. From 2002 to 2005, Mr. Lonczak served in a number of positions with Cingular Wireless, LLC, formerly AT&T Wireless Services, Inc., a wireless service provider, including Vice President, eCommerce from 2004 to 2005.

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

Stan Pavlovsky has served as Vice President, Vision Direct, since January 2009. Mr. Pavlovsky joined drugstore.com in 2004, in our financial planning and analysis group before moving over to our vision business. Prior to joining the company, Mr. Pavlovsky held positions in financial and business analysis at Microsoft Corporation, a software company, and The Boeing Company, an aerospace company and aircraft manufacturer.

Jim Steeb serves as our chief executive officer of Salu Beauty, Inc., (Salu) a wholly-owned subsidiary of drugstore.com inc., acquired in 2010. Mr. Steeb has more than 25 years of experience in executive management, marketing, finance and IT. He joined Salu as CEO and president in 1999. Previously he held leadership positions with Care Wise, Inc., Access Health, Inc., and Baxter Healthcare Corporation.

Ramer Holtan was appointed to Vice President, Marketing in November 2010. Mr. Holtan joined drugstore.com in 2000 as a financial analyst and moved to marketing in 2001, where he has held management positions in the areas of retention marketing, pricing strategy, and marketing analytics, as well as serving as general manager of Vision from 2004 to 2005. Prior to joining drugstore.com, Mr. Holtan spent five years working for Arthur Andersen LLP in the Economic and Financial Consulting group.

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

In connection with our acquisition of Salu, Inc., now Salu Beauty, Inc., we have entered a new line of business – clinical skincare and spa products – with greater targeted international operations. We cannot assure you that our expansion into this business line will succeed.

We recently entered the clinical skincare and spa products business with our acquisition of Salu, Inc., now Salu Beauty, Inc. We cannot assure that our expansion into these businesses will succeed. We have limited experience in the sale of clinical skincare and spa products, particularly to targeted international markets. While we have operations in Canada, we have not previously had operations outside of North America. Our entry into this area will require us to devote substantial financial, technical, managerial and other resources. As noted above, international expansion comes with substantial risks. We may not be able to successfully integrate the additional personnel, operations, acquired technology or products or services of Salu into our business and there is no guarantee that key personnel of Salu will continue to work for us.

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

Through our contract with FiftyOne, Inc. and certain operations of our newly acquired subsidiary, Salu, Inc., now Salu Beauty, Inc., we sell certain OTC products in international markets and expect to expand into international markets more aggressively in the future. To date, our international business activities have been limited. Our lack of a track record outside the United States increases the risks described below. In addition, our experience in the United States may not be relevant to establishing a business outside the United States. Accordingly, our international expansion strategy is subject to significant execution risk, and we cannot assure that our strategy will be successful. International sales are subject to inherent risks that could adversely affect our operating results, including:

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

Our available funds may not be sufficient to meet all of our long-term business development requirements, and we may seek to raise additional funds through public or private debt or equity financings. Due to the recent tightening of the credit and equity markets, any additional financing that we may need may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our strategic flexibility or ability to develop and grow our business may be significantly limited. In March 2011, we entered into a loan and security agreement with our existing bank, which includes a revolving three-year line of credit allowing for borrowings up to $40.0 million, which accrue interest at LIBOR plus 2.5% – 3%, or prime plus 0% – 0.5%. This agreement replaced our two-year $25.0 million line of credit scheduled to mature in March 2011. As of January 2, 2011, $13.0 million was outstanding under the line of credit, which was refinanced under the new three-year line of credit maturing in March 2014.

Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, cash and investment balances, and balances outstanding under our line of credit. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. In the event we are not in compliance with certain financial covenants contained in the line of credit agreement, and are unable to obtain a waiver from the bank, borrowing available under the line of credit may be suspended until such time the covenant violations are remediated.

There are risks associated with our indebtedness.

At January 2, 2011, we had $14.6 million of debt obligations outstanding, as well as $26.5 million of available borrowing capacity under our existing three-year line of credit. We may incur additional indebtedness in the future, including under our revolving line of credit, through additional capital leases, or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences, including, without limitation, the following:

•	we will be required to use cash to pay the principal of and interest on our indebtedness;

•	our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	our ability to obtain additional financing for working capital, capital expenditures and for general corporate and other purposes may be limited; and

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets;

•	reduce or delay planned capital expenditures; or

•	reduce or delay planned operating expenditures.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all.

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

Most of our fulfillment operations and owned inventory are located in a limited number of distribution facilities, and any significant disruption of this center’s operations would hurt our ability to make timely delivery of our products.

We conduct most of our fulfillment operations from our distribution facility in Swedesboro, New Jersey. Our distribution center in Swedesboro, our inventory storage facility in nearby Logan Township, New Jersey, and inventory held by a third-party fulfillment partner in Columbus, Ohio house our entire owned product inventory other than a small amount held by Salu’s Australian subsidiary. In January 2010, we closed our Ferndale, Washington facility and transferred our vision inventory to our distribution facility in Swedesboro, New Jersey. We recently entered into an agreement with GSI Commerce Solutions, Inc. (“GSI Commerce”) by which GSI Commerce will fulfill orders for us from a distribution center in the Western United States beginning later in 2011. Additionally, BioScrip Pharmacy Services, Inc., fulfills all prescription orders through our website from its mail-order distribution center in Columbus, Ohio. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack, or other comparable event at our New Jersey facilities or our fulfillment partners’ Ohio facilities would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a significant part of our New Jersey facilities or our fulfillment partners’ Ohio facilities were destroyed or our operations were interrupted for any extended period of time, our business, financial condition, and operating results would be harmed.

We are dependent on a limited number of fulfillment and distribution partners. If we are unable to obtain shipments of product from our vendors and deliver merchandise to our customers in a timely and cost-effective manner, our business and results of operations would be harmed.

We cannot control all of the various factors that might affect our timely and cost-effective procurement of products from our vendors and delivery of products to our customers. We use a third-party fulfillment partner in Columbus, Ohio to fulfill Salu orders. We also rely on a limited number of third-party carriers for shipments of products to and from our distribution facilities and those of our third-party fulfillment partners and to customers. We are therefore subject to the risks, including increased fuel costs, security concerns, labor disputes, union organizing activity, and inclement weather, associated with our carriers’ ability to provide product fulfillment and delivery services to meet our distribution and shipping needs. Failure to procure and deliver merchandise, either to us or our fulfillment partners or to our customers, in a timely and accurate manner would harm our reputation, the drugstore.com brands, our business, and our results of operations. In addition, any increase in fulfillment costs and expenses could adversely affect our business and operating results.

Our plans to automate our New Jersey distribution center, to have GSI Commerce to fulfill orders for us from a west coast distribution facility or to expand to a third distribution center in the Midwest may be delayed or result in greater costs or business interruption than we anticipate, interfering with our ability to deliver merchandise to our customers in a timely and cost-effective manner, and our business and results of operations would be harmed.

We have recently entered into an agreement with GSI Commerce to fulfill orders for us from a distribution center in the Western United States. We have also begun the process of upgrading the automation of our New Jersey distribution center. In addition, we have recently begun to explore strategies to expand our fulfillment operations to include a third distribution facility in the Midwestern United States. These initiatives will require significant capital resources as well as attention from our management team and may require us to divert those resources from the operation of our primary businesses. In addition, unexpected delays or increased costs of these initiatives could cause interruptions or delays in our business, and disruption in our inventory processes while we build out these facilities could render us unable to process or fulfill customer orders in a timely manner, or at all and our business, financial condition, and operating results would be harmed.

If we are unable to optimize management of our distribution centers, we may be unable to meet customer demand.

Our ability to meet customer demand may be significantly limited if we do not successfully operate our distribution centers, including in connection with any plans for new distribution centers or our plans to move our Salu fulfillment operations to our own distribution centers. Because it is difficult to predict sales volume, we may be unable to manage our facilities in an optimal way, which may result in excess or insufficient inventory, warehousing, fulfillment, or distribution capacity. In addition, failure to control product damage and shrinkage effectively through security measures and inventory management practices could adversely affect our operating margins. Our margins and revenues may also be affected if we are unable to obtain products from manufacturers and wholesalers timely and on favorable terms. In addition, if we need to increase our distribution capacity sooner than anticipated, including in connection with any plans to move our Salu fulfillment operations, that expansion would require additional financing that may not be available to us on favorable terms when required, or at all.

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

We have significant inventory risk.

We must maintain sufficient inventory levels to operate our business successfully, including meeting the inventory needs of our strategic partners and the expectations of our customers and those of our strategic partners that we will have the products they order in stock. However, we must also guard against the risk of accumulating excess inventory. This risk would be further exacerbated by our proposed expansion to a second and third distribution center. We are exposed to significant inventory risks as a result of rapid changes in product cycles, changes in consumer tastes, uncertainty of success of product launches, seasonality, manufacturer backorders, and other vendor-related problems. In order to be successful, we must accurately predict these trends and events, which we may be unable to do, and avoid over- or under-stocking products. Our ability to stock products properly also depends on our strategic partners’ ability to predict and to keep us timely informed of these trends and events in their businesses. In addition, demand for products can change significantly between the time product inventory is ordered and the time it is available for sale. When we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory would increase our expenses if we have too much inventory, and would harm our margins by requiring us to make split shipments for backordered items or pay for expedited delivery from the manufacturer if we had insufficient inventory. In addition, we may be unable to obtain certain products for sale on our websites as a result of general shortages (for example, in the case of some medications), manufacturer policies (for example, in the case of some contact lenses and prestige beauty items), manufacturer or distributor problems, or popular demand. Failure to have inventory in stock when a customer orders it could cause us to lose that order or that customer. The acquisition of some types of inventory, or inventory from some of our sources, may require significant lead time or prepayment, and this inventory may not be returnable. We carry a broad selection of products and significant inventory levels of a substantial number of products, and we may be unable to sell this inventory in sufficient quantities or during the relevant selling seasons. The occurrence of one or more of these inventory risks may adversely affect our business and operating results.

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

Our success depends largely on the efforts and abilities of our senior management to execute our business plan. Changes in our senior management may be disruptive to our business and may adversely affect our operations. For example, when we have changes in senior management positions, we may elect to adopt different business strategies or plans. Any new strategies or plans, if adopted, may not be successful and if any new strategies or plans do not produce the desired results, our business may suffer.

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

Effective July 2008, New York imposed such a sales tax obligation requirement on on-line retailers that use New York residents to directly or indirectly refer potential customers, via a link on an Internet Website or otherwise, to the online retailer. As a result, we began collecting and remitting sales tax in New York in July 2008. Since then, other states have enacted legislation similar to New York’s, including Rhode Island in June 2009, North Carolina in August 2009, and Illinois in March 2011. In response to recently imposed state sales tax requirements for online retailers, we have suspended certain marketing affiliate relationships with persons and entities residing in Rhode Island and North Carolina, which may cause our sales to decline. Other states are considering similar laws, and if such laws become effective, we may have to change or limit our marketing activities in those states or face additional sales tax collection and remittance obligations, either of which could have a negative effect on our sales.

Because our newly acquired subsidiary, Salu, is located in California and has distribution activities in Ohio, we also collect sales tax in both California and Ohio on its sales. In conjunction with our fulfillment agreement with GSI Commerce, we will be required to collect sales tax in Nevada. If we proceed with our plans to open a Midwest distribution center, we will likely be required to collect in the state where it is located as well.

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

Pending an authoritative reconciliation of these initiatives with the common law, and potentially for years into the future if any challenge to these initiatives resulted in a reversal by the courts of the long-standing restriction on states’ ability to tax out-of-state sellers, we could be required to collect and remit sales and use taxes in states other than Washington, New York, New Jersey, California, Ohio, and Nevada. The imposition of additional tax obligations on our business by state and local governments could create significant administrative burdens for us, decrease our future sales, and harm our cash flow and operating results.

We may be unable to increase the migration of consumers of health, beauty, clinical skincare, and vision products from brick-and-mortar stores to our online solution, which would harm our revenues and prevent us from becoming profitable.

If we do not continue to attract and retain higher volumes of online customers to our Internet stores at a reasonable cost, we will not be able to increase our revenues or achieve consistent profitability. Our success depends on our ability to continue to convert a large number of customers from traditional shopping methods to online shopping for health, beauty, wellness, vision, and pharmacy products. Specific factors that could prevent widespread customer acceptance of our online solution include:

•	shipping charges, which do not apply to purchases made at a brick-and-mortar store;

•	delivery time associated with Internet orders, as compared to the immediate receipt of products at a brick-and-mortar store;

•	delays in deliveries to customers;

•	lack of consumer awareness of our websites;

•	additional steps and delays in verifying prescriptions for prescription products;

•	regulatory restrictions or reform at the state and federal levels that could affect our ability to serve our customers;

•	customer concerns about the security of online transactions, identity theft, or the privacy of their personal information;

•	product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish, or loss of, customers’ trust in buying drugstore items online;

•	delays in responses to customer inquiries;

•	difficulties or delays in returning or exchanging orders; and

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

Although we have developed systems and processes that are designed to protect customer information and prevent fraudulent transactions, data loss and other security breaches, failure to prevent or mitigate such breaches may adversely affect our operating results. To succeed, we must provide a secure transmission of confidential information over the Internet and protect the confidential customer and patient information we retain, such as credit card numbers and prescription records. A third party who compromises or breaches the physical and electronic security measures we use to protect transaction data and customer records could misappropriate proprietary information, cause interruptions in our operations, damage our computers or those of our customers, or otherwise harm our business. Any of these could harm our reputation and expose us to a risk of loss or litigation and possible liability. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and our insurance may not be adequate to reimburse us for losses caused by security breaches.

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

We own a number of domain names, hold nine patents, and have registered several trademarks and filed applications for a number of other trademarks in the United States and several other countries. We may be unable to secure the trademark registrations or patents for which we have applied, which could negatively affect our business. Our competitors or others may adopt marks or service names similar to ours, which could impede our ability to build brand identity and lead to customer confusion, and owners of other registered trademarks or trademarks that incorporate variations of our marks could bring potential trade name or trademark infringement claims against us. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark, and trade secret protection may not be available in such jurisdictions. Our business could be harmed if we are unable to protect or preserve the value of our trademarks, patents, copyrights, trade secrets, or other proprietary rights for any reason, or if we are subject to any claims or customer confusion related to our intellectual property or any failure or inability to protect our proprietary rights.

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

We have an accumulated deficit of $774.8 million through January 2, 2011. To date, we have had only four profitable quarters, and we may never achieve profitability on a full-year or consistent basis. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

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

Amazon.com beneficially owns approximately 12% of our outstanding stock, and is entitled to designate a director to serve on our board of directors, currently Geoffrey R. Entress. Kleiner Perkins Caufield and Byers, or KPCB, owns approximately 9% of our outstanding stock, Samana Capital, L.P. (formerly Ziff Asset Management, L.P.), or Samana, owns approximately 8% of our outstanding stock, Discovery Group I, LLC owns approximately 9% of our outstanding stock, and T. Rowe Price Associates, Inc. owns approximately 7% of our outstanding stock. Because each owns a significant percentage of our capital stock, any of these stockholders, or more than one of them, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Furthermore, because of these substantial equity stakes in drugstore.com, competitors of these stockholders, or other potential acquirers could decide not to merge with, or acquire, us. In addition, in the case of a potential acquisition of drugstore.com by another party, a substantial equity stake in drugstore.com could prevent the tax-free treatment of an acquisition, making drugstore.com a less attractive acquisition candidate. In addition, if any of our significant stockholders were to sell a substantial quantity of their holdings in a short period of time, our stock price could decline.

At January 2, 2011, we had approximately $626.9 million of federal net operating loss carry-forwards that will expire beginning in 2018. Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years. Based upon our cumulative historic ownership activity, it likely results in a significant limitation on the utilization of our net operating loss carryforwards. Also, if we were to have an extraordinary amount of shares acquired, for example more than 40.0 million from a new or existing 5% shareholder or if we were to be acquired, then based on our current fair value and the low long-term tax exempt interest rate, utilization of a significant amount of our net operating losses could be further limited.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Bellevue, Washington, where we lease approximately 53,000 square feet under a lease that expires in July 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. Our primary distribution facility for our OTC and vision segments is located in Swedesboro, New Jersey, where we lease approximately 270,000 square feet under a lease that expires in December 2020, with options to renew for two additional five-year periods. We also lease an inventory storage facility in Logan Township, New Jersey for 85,000 square feet through February 2013. We lease approximately 11,500 square feet under a lease that expires in March 2016 for our principal customer care center, which is located in Halifax, Nova Scotia, Canada.

Our subsidiary Salu leases approximately 10,000 square feet under a lease that expires in June 2016 for its principal corporate offices located in Gold River, California. Skincarestore Australia Pty Ltd., a subsidiary of Salu, leases approximately 2,000 square feet in Roselle, New South Wales, Australia, under a sublease that expires in November 2014, for retail space used for a salon and spa and related business purposes.

We continue to make improvements to our existing New Jersey distribution center to improve capacity and increase efficiency. Our overall goal is to leverage our existing distribution center as much as possible, and in 2011 we plan to make technology investments in supply chain infrastructure to support fulfillment capabilities from multiple distribution centers. We have recently entered into an agreement with GSI Commerce by which GSI Commerce will fulfill orders for us from a distribution center in the Western United States. Also, in December 2010 we made purchase commitments for approximately $5.0 million of software and hardware to automate our New Jersey distribution center. In addition, we have recently begun to explore strategies to expand our fulfillment operations to include a third distribution facility in the Midwestern United States. Management regularly reviews our anticipated requirements for all of our facilities and the costs and benefits associated with new facilities, and, based on that review, may adjust other of our facilities needs, as well.

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

	High	Low
Fiscal Year Ended January 2, 2011
First Quarter	$3.95	$2.60
Second Quarter	$3.95	$2.92
Third Quarter	$3.21	$1.48
Fourth Quarter	$2.34	$1.55

	High	Low
Fiscal Year Ended January 3, 2010
First Quarter	$1.47	$0.65
Second Quarter	$2.09	$1.07
Third Quarter	$2.72	$1.54
Fourth Quarter	$3.59	$2.19

Holders of Record

As of March 4, 2011, there were approximately 822 holders of record of our common stock, and a much larger number of beneficial owners.

Dividends

We have never declared or paid cash or stock dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth all purchases of our capital stock made by or on behalf of drugstore.com or any affiliated purchasers during the fourth quarter of 2010. The shares represent shares of restricted stock that we withheld from shares otherwise due to be released to certain of our employees under the terms of restricted stock award agreements in settlement of our tax withholding obligations with respect to such employees.

Period	Total no. of shares purchased	Average price paid per share(1)
October 2, 2010	6,496	$1.84
October 3, 2010	98,197	$1.84
Total	104,693

(1)	Price paid reflects the value of shares withheld based on the closing price of our common stock on Monday, October 4, 2010.

In addition, for the majority of restricted stock units we grant, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. We have not included these withheld shares in the common stock repurchase totals in the table above.

We presently have no publicly announced repurchase plan or program, but intend to continue to allow participants to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock and restricted stock units through the withholding of shares.

Stock Performance Graph

The graph below shows the relative investment performance of our common stock, the NASDAQ Stock Market Index and the Morgan Stanley High-Technology Index for the last five years. The following graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	1/1/2006	12/31/2006	12/30/2007	12/28/2008	1/3/2010	1/2/2011
drugstore.com	$100.00	$128.42	$115.09	$40.35	$108.42	$77.54
NASDAQ Stock Market (U.S.) Index	$100.00	$109.52	$121.27	$69.39	$102.89	$120.29
Morgan Stanley High Tech Index	$100.00	$108.81	$120.51	$63.30	$110.70	$127.19

ITEM	6. SELECTED FINANCIAL DATA

	Fiscal Year
	2010	2009(2)	2008	2007	2006
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$456,507	$375,574	$322,214	$289,188	$247,744
Loss from continuing operations	(9,614)	(9,854)	(18,907)	(19,110)	(20,136)
Gain from discontinued operations, net of tax (1)	6,064	8,477	10,620	7,599	5,380

Net loss	$(3,550)	$(1,377)	$(8,287)	$(11,511)	$(13,026)

Basic and diluted loss from continuing operations per share	$(0.09)	$(0.10)	$(0.20)	$(0.20)	$(0.20)
Basic and diluted gain from discontinued operations per share	$0.06	$0.09	$0.11	$0.08	$0.06

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.09)	$(0.12)	$(0.14)

Weighted average shares outstanding	102,217,033	96,950,189	96,481,787	95,350,046	93,405,405

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$33,531	$36,853	$38,194	$36,249	$40,639
Cash dividends declared per common share	—	—	—	—	—
Working capital	42,506	42,986	34,463	35,529	41,125
Total assets	200,372	154,529	152,549	175,408	168,322
Long-term debt obligations, less current portion	13,985	3,011	2,567	1,221	1,839
Total stockholders’ equity	$121,329	$97,666	$94,200	$94,368	$92,678

(1)	The results of operations of our mail-order pharmacy and local pick-up pharmacy segments have been classified as discontinued operations in all periods presented.
(2)	Fiscal year 2009 was a 53-week year, all other fiscal years presented were 52-week years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

the future impact of, or the parties’ performance under, our agreements with BioScrip and BioScrip Pharmacy Services, including our expected gain on the sale over fiscal 2011 and the impact on our net income (loss);

•	our expectations regarding our continued marketing and merchandising strategies, including the expansion of our product offerings and the continuation of our shipping or other promotions;

•	our expectations and assumptions underlying our valuation of our equity awards;

•	the future launch of new or improved technology or additional websites, including for our strategic partners and in conjunction with our microsite strategy; and

•	management’s outlook on our net sales, net income (loss), adjusted EBITDA, ongoing adjusted EBITDA and other financial results for the first quarter and full year of 2011.

Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed further in the section entitled “Risk Factors” in Part I, Item 1A of this annual report. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this annual report.

Overview

drugstore.com, inc. is a leading online retailer of health, beauty, clinical skincare, and vision products. We provide a convenient, private, and informative shopping experience while offering a wide assortment of products through our web stores located on the Internet as follows:

Health, Beauty & Pharmacy	OTC Partnerships
www.drugstore.com	www.medcohealthstore.com
www.Beauty.com	www.riteaidonlinestore.com
www.SkinStore.com (1)	www.spalook.com (1)
www.DrWeilVitaminAdvisor.com (3)

Microsites	Vision and Vision Partnerships
www.thenaturalstore.com	www.VisionDirect.com
www.athisbest.com	www.LensMart.com
www.sexualwellbeing.com	www.Lensworld.com
www.allergysuperstore.com	www.LensQuest.com
www.vitaminemporium.com	www.pearlevisioncontacts.com (2)
www.lenscrafterscontacts.com (2)

(1)	On February 19, 2010, we completed the acquisition of Salu, Inc., now Salu Beauty, Inc. (Salu), owner of SkinStore.com and operator and fulfillment partner for the spalook.com web store. See Note 2 of our consolidated financial statements.
(2)	In January 2011, we launched two of our partnership sites with Luxottica Group, S.p.A. (Luxottica), a global leader in the design, manufacturing and distribution of fashion, luxury, and sport eyewear.
(3)	We act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites.

Business Segments; Growth Strategies

We operate our business in two business segments: over-the-counter or OTC and vision.

•

OTC. Our OTC segment includes all non-prescription products sold online through our health and beauty web stores, microsites, and our partnership web stores. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. Our business strategy is to offer our customers a wide selection of health, beauty, and wellness products at competitive prices and provide a superior online shopping experience. We are able to offer a significantly broader assortment of products, with greater depth in each product category, than brick-and-mortar drugstores and provide a broad array of interactive tools and information on our websites to help consumers make informed purchasing decisions.

Key drivers of our OTC growth strategy for our OTC segment include expanding into new marketing channels and enhanced use of mobile and social media, continued ramp up of microsites, growth in partnerships, international expansion, and overall increased customer conversion from site improvements and enhancements. We will continue to enter into new marketing channels, such as Buy.com, which we launched in the fourth quarter of 2010, and ShopRunner.com and eBay.com, which we launched in the first quarter of 2011. In addition, we will continue to make investments in social media advertising and increasing our fan following population. We also recently launched new device agnostic mobile stores and plan on launching a variety of applications, or apps, in 2011. We expect continued growth from our microsites, both from the five microsites we have launched to date as well as additional microsites we plan to launch in 2011. Microsites allow us to better target specific customers with tailored marketing programs, by offering a larger assortment of niche specific SKUs and product content. We anticipate continued growth from our partnerships with Medco Health Services, Inc. (Medco), which we recently extended the agreement with Medco through 2018, and Rite

Aid Corporation (Rite Aid) as they continue to attract new customers to the websites and generate more orders from site visitors. Finally, we plan to make improvements to site navigation and look and feel of our sites to improve customer conversion. With these initiatives, we will continue to capitalize on our leadership position in health and beauty online, and continue to expand our categories and employ our strategy of being the “when, where, and how” of health, beauty, and wellness.

•

Vision. Our vision segment includes contact lenses and eye accessories sold through our vision web stores. We purchase our contact lens inventory directly from various manufacturers and other distributors. We have a strategic multi-year e-commerce partnership with Luxottica, a global leader in the design, manufacturing and distribution of fashion, luxury, and sport eyewear. Through this partnership, we will develop branded contact lens e-commerce sites for Luxottica’s North American businesses such as LensCrafters, Pearle Vision, and Sears Optical. In January 2011, we launched two Luxottica branded sites, www.lenscrafterscontacts.com and www.pearlevisioncontacts.com. In 2011, we plan to continue to drive new customer growth through promotional offers on our owned vision sites and launch additional Luxottica branded sites.

Business Acquisition

On February 19, 2010, we acquired Salu. The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of December 27, 2009, by and among drugstore.com, Silk Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of drugstore.com, Salu, certain stockholders of Salu, and a representative of all stockholders of Salu. As consideration for their shares of Salu, the stockholders of Salu received $19.4 million in cash (less approximately $1.9 million of Salu’s transaction expenses and the repayment of Salu’s outstanding debt obligation of $2.6 million paid out of the merger consideration) and 5,425,678 shares of drugstore.com common stock with a fair value of $17.3 million. Of this initial consideration, drugstore.com paid approximately $2.7 million in cash and 816,450 shares of our common stock into escrow to secure post-closing indemnification obligations of Salu’s stockholders. Additionally, certain employees of Salu are eligible to receive a performance incentive payment payable in cash over a two-year period commencing in fiscal year 2010 with an aggregate value of $2.5 million if the surviving entity achieves certain financial and other performance targets.

On the acquisition date, we recorded a liability of $0.5 million which represented the fair value of the portion of the performance incentive payment that will be accounted for as additional consideration. Any adjustments to the fair value of our initial estimate of the performance incentive payment may affect our consolidated statements of operations and could have a material impact on our financial results. In 2010, approximately $0.2 million of the initial purchase price, equal parts of cash and stock, was reimbursed and $0.2 million was due from escrow in connection with adjustments allowed for under the Agreement and Plan of Merger. Also in 2010, we reduced the performance incentive liability to $0.3 million and recorded a benefit to the statement of operations of $0.2 million.

We financed a portion of the cash payable at the closing of the acquisition described above by borrowing $10.0 million under our revolving two-year line of credit pursuant to our March 2009 loan and security agreement with our existing bank. In conjunction with the acquisition, we also paid $1.4 million in transaction fees in the first quarter of 2010. In 2010, we also incurred integration costs and purchase accounting adjustments of approximately $0.7 million, which are recorded in general and administrative expenses and cost of sales ($0.1 million) in our statements of operations. Salu’s results of operations are included in the consolidated statements of operations beginning February 20, 2010, and generated net sales of $42.3 million, and net income of $2.3 million, excluding integration costs and purchase accounting adjustments of $0.3 million.

Discontinued Operations

On July 29, 2010, drugstore.com and DS Pharmacy, Inc., our wholly owned subsidiary, entered into a second amendment to the asset purchase agreement dated May 5, 2010, as amended July 14, 2010, with

BioScrip, Inc., and BioScrip Pharmacy Services, Inc., its wholly owned subsidiary (BioScrip), of which the sale closed on July 30, 2010. Under the terms of the agreement, BioScrip Pharmacy Services purchased substantially all of the assets of DS Pharmacy for a purchase price of $10.5 million, subject to adjustment for changes in gross profit of the business. Of this initial consideration, BioScrip paid $5.0 million in connection with closing, with $0.5 million accounting for the purchase of inventory and $4.5 million accounting for the purchase of other assets. BioScrip will pay the remaining $5.5 million of the consideration into escrow in installments, based on the monthly profitability of the business, over the 12 months following the closing. The final amount paid out of escrow will be determined after the 12-month period based on the profitability of the prescription pharmacy business during that period. For the year ended January 2, 2011, we recognized $1.6 million of the contingent consideration and will continue to earn all or a portion of the remaining consideration of $3.9 million over the remaining contract period in 2011. Additionally, the parties entered into a 5-year marketing agreement allowing drugstore.com pharmacy customers to continue to order as they always have through the drugstore.com web store. Under the agreement, 12 months following the closing of July 30, 2010, BioScrip will pay drugstore.com a fee to continue to market the drugstore.com pharmacy, which will be served by BioScrip. We consider the marketing service fees to be indirect cash inflows of our discontinued mail-order pharmacy segment, as the fees earned are not a significant source of ongoing future revenue.

On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business (LPU), which included prescription refills sold online through the drugstore.com web store or the Rite Aid online store and picked up by customers at Rite Aid stores, in exchange for $9.9 million, paid in ten monthly installments beginning in September 2008. We recorded the purchase price as a deferred gain that we recognized over the ten-month contractual payment period ended June 2009. Additionally, Rite Aid paid drugstore.com ongoing marketing service fees for the continued marketing of Rite Aid’s LPU offering on the drugstore.com site during the term of the agreement, which terminated in May 2010. In addition the pharmacy agreement terminated as of July 2010.

We have classified the results of operations of our mail-order pharmacy and LPU business segments as discontinued operations in the accompanying consolidated financial statements for all periods presented.

We operate using a 52/53-week retail calendar year with each of the fiscal quarters in a 52-week year representing a 13-week period. Fiscal year 2010 was a 52-week year, fiscal year 2009 was a 53-week year, with the fourth quarter of 2009 representing a 14-week period, and fiscal year 2008 was a 52-week year. To make results comparable on a 52-week basis for the purpose of presenting normalized growth rates, net sales growth rate comparisons for 2010 and 2009 below have been multiplied by a fraction of 52/53.

Results of Operations

Customer and Order Data

We define new and repeat customer orders as orders generated through our health and beauty web stores, microsites, and our vision web stores, excluding our partnership orders with Medco, Rite Aid and Spalook and orders generated through Dr. Weil-related web stores. We define total orders as all orders fulfilled through our distribution centers. Mixed orders across one or more of our business segments are reported to each individual segment, but are included only as one order in the number of total customer orders shipped. Orders from new customers increased year-over-year in 2010 by 16% to 1.9 million orders and increased year-over-year in 2009 by 17% to 1.6 million orders. These increases are primarily the result of expansion into new marketing channels, and in 2010, 128,000 new orders generated from our acquisition of Salu. Orders from repeat customers as a percentage of total orders decreased year-over-year to 65% in 2010 compared to 68% in 2009 and 72% in 2008 as a result of our partnership orders becoming an increasing proportion of our total orders. Our partnership orders, as defined above, totaled 576,000 in 2010 and 268,000 in 2009.

Net Sales

	Fiscal Year 2010	% Change	Fiscal Year 2009	% Change	Fiscal Year 2008
	(in thousands, except per order data)
Total net sales	$456,507	21.5%	$375,574	16.6%	$322,214
Total customer orders shipped	7,078	19.2%	5,938	12.0%	5,300
Total average net sales per order	$65	3.2%	$63	3.3%	$61

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

Total net sales increased approximately 22% year-over-year in 2010 as a result of the acquisition of Salu on February 19, 2010, which generated $42.3 million of net sales in 2010, and increases in order volume and net sales per order. Normalized to exclude the extra week in 2009, net sales increased 24% year-over-year in 2010. Order volumes increased year-over-year in 2010, primarily reflecting a 21% increase in orders in our OTC segment. Net sales per order increased year-over-year in 2010 as a result of an increase in net sales per order in both our OTC and vision segments.

Total net sales increased 17% year-over-year in 2009 as a result of an increase in order volume, the 53-week year in 2009 compared to the 52-week year in 2008, and an increase in the average net sales per order. Normalized to exclude the extra week in 2009, net sales increased 14% year-over-year in 2009. Order volumes increased year-over-year in 2009, reflecting a 19% and 6% increase in orders in our OTC and vision segments, respectively. Net sales per order increased year-over-year in 2009 as a result of an increase in net sales per order in our vision segment, partially offset by a decrease in net sales per order in our OTC segment. Revenues from repeat customers, excluding partnerships, were 72%, 74% and 76% in 2010, 2009, and 2008 respectively.

OTC Net Sales

	Fiscal Year 2010	% Change	Fiscal Year 2009	% Change	Fiscal Year 2008
	(in thousands, except per order data)
OTC net sales	$385,234	25.5%	$306,854	17.7%	$260,794
Percentage of total net sales from OTC	84.4%		81.7%		80.9%
OTC customer orders shipped	6,490	21.1%	5,358	19.1%	4,498
OTC average net sales per order	$59	3.5%	$57	-1.7%	$58

Net sales in our OTC segment increased approximately 26% year-over-year in 2010 as a result of an increase in order volume and average net sales per order. Normalized to exclude the extra week in 2009, net sales in our OTC segment increased 28% year-over-year in 2010. The number of orders in our OTC segment grew year-over-year by 21% in 2010. Orders from both new and repeat customers increased as a result of: (a) orders generated from our acquisition of Salu on February 19, 2010, (b) orders driven by our partnerships with Medco and Rite Aid, and (c) orders through new and existing marketing channels. The year-over-year increase in the average net sales per order in our OTC segment in 2010 resulted primarily from a shift in mix to higher priced items, primarily driven by the acquisition of Salu, which has higher average net sales per order. Net sales generated by our acquisition of Salu in 2010 were $42.3 million, and net sales generated by our partnerships with Medco and Rite Aid in 2010 were $19.0 million compared to $8.9 million in 2009.

Net sales in our OTC segment increased 18% year-over-year in 2009 as a result of an increase in order volume and the 53-week year in 2009 compared to the 52-week year in 2008, partially offset by a decrease in average net sales per order. OTC net sales, normalized to exclude the 53rd week in the year, increased 15% year-over-year in 2009. The number of orders in our OTC segment grew year-over-year by 19% in 2009 driven by increased orders from both new and repeat customers as a result of our increasing active customer base and our continued efforts to improve customer retention and conversion by adding website enhancements and offering a broader selection of basic necessity items and hard-to-find specialty items through the addition of new SKUs, which encourages customers to return to our websites and make repeat, replenishment, and impulse purchases, and to a lesser extent, orders driven by our partnerships with Rite Aid and Medco. The slight year-over-year decrease in average net sales per order in 2009 resulted from a decrease in shipping revenue as customers took advantage of free shipping offers and choose not to use expedited shipping methods, increased discounts driven by promotional activity, and a slight decrease in the number of units per order, partially offset by a shift in product mix to higher priced items.

Vision Net Sales

	Fiscal Year 2010	% Change	Fiscal Year 2009	% Change	Fiscal Year 2008
	(in thousands, except per order data)
Vision net sales	$71,273	3.7%	$68,720	11.9%	$61,420
Percentage of total net sales from vision	15.6%		18.3%		19.1%
Vision customer orders shipped	591	0.5%	588	6.3%	553
Vision average net sales per order	$121	3.4%	$117	5.4%	$111

Net sales in our vision segment increased 4% year-over-year in 2010 as a result of an increase in orders and net sales per order. Normalized to exclude the extra week in 2009, net sales in our vision segment increased 6% year-over-year in 2010. Net sales in our vision segment increased 12% year-over-year in 2009 as a result of an increase in order volume, an increase in average net sales per order, and the 53-week year in 2009 compared to the 52-week year in 2008. Vision net sales normalized to exclude the 53rd week in the year, increased 10% year-over-year in 2009. The year-over-year increase in average net sales per order in 2010 and 2009 was driven primarily by customers making larger quantity purchases, price increases for certain SKUs (none of which were individually material), and sales of higher-priced newer technology contact lenses, partially offset by increased use of discount and promotional offers by our customers. Orders in our vision segment in 2010 were consistent and orders increased year-over-year in 2009, primarily as a result of increased new customer orders driven by promotional offers.

Cost of Sales and Gross Margin

	Fiscal Year 2010	% Change	Fiscal Year 2009	% Change	Fiscal Year 2008
	($ in thousands)
Total cost of sales	$322,011	22.3%	$263,350	15.7%	$227,531
Total gross profit dollars	$134,496	19.8%	$112,224	18.5%	$94,683
Total gross margin percentage	29.5%		29.9%		29.4%

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

Total cost of sales increased year-over-year in absolute dollars in 2010 and 2009 as a result of growth in order volume and net sales in our OTC and vision segments. Total gross margin percentage decreased year-over-year in

2010 primarily as a result of a decrease in our OTC segment margin due to increased new customer promotions, downward marketplace pricing pressures, and lower advertising revenue. Gross margin percentage increased year-over-year in 2009 primarily as a result of a fifty basis point improvement in our OTC segment margin.

Shipping

	Fiscal Year 2010	% Change	Fiscal Year 2009	% Change	Fiscal Year 2008
	($ in thousands)
Shipping activity:
Shipping revenue	$15,018	10.7%	$13,567	-1.7%	$13,804
Shipping costs	34,744	22.4%	28,379	9.5%	25,911

Net shipping loss	$19,726	33.2%	$14,812	22.3%	$12,107

Percentage of net sales:
Shipping revenue	3.3%		3.6%		4.3%
Shipping costs	7.6%		7.6%		8.0%
Net shipping loss	4.3%		3.9%		3.8%

We include in net sales our revenues from shipping charges to customers, and we include in cost of sales outbound shipping costs. Our net shipping loss increased year-over-year in absolute dollars and as a percentage of net sales in 2010 and 2009, primarily as a result of a decrease in shipping revenue resulting from an increase in the number of customers using free shipping offers, a reduced number of customers choosing expedited shipping methods for their orders, and the elimination of surcharges for APO/FPO and Alaska and Hawaii orders in the fourth quarter of 2008, combined with a greater proportion of OTC orders, which have a higher shipping cost than orders in our vision segment. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping promotions, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Fiscal Year 2010	% Change	Fiscal Year 2009	% Change	Fiscal Year 2008
	($ in thousands)
OTC cost of sales	$267,681	27.2%	$210,456	16.8%	$180,252
OTC gross profit dollars	$117,553	21.9%	$96,398	19.7%	$80,542
OTC gross margin percentage	30.5%		31.4%		30.9%

Cost of sales in our OTC segment increased year-over-year in absolute dollars in 2010, as a result of growth in order volumes and net sales generated from the acquisition of Salu, growth in net sales from our partnerships with Medco and Rite Aid, and growth in net sales generated through existing and new marketing channels. Our gross margin percentage decreased year-over-year in 2010 as a result of increased promotional activity, softness in discretionary consumer spending, declining advertising revenue as a result of changes in our marketing services agreement, manufacturer out of stocks and discontinued product lines, and lower margin growth from our Medco and Rite Aid partnerships, partially offset by net sales generated by Salu, which has historically higher margins, and reduced OTC product costs and increased vendor subsidies.

Cost of sales in our OTC segment increased year-over-year in absolute dollars in 2009, as a result of growth in order volume and net sales. The year-over-year increase in gross margin percentage in this segment in 2009 resulted primarily from improvements in product margins in a majority of our product categories as a result of our ongoing pricing and sourcing initiatives and better targeted promotional efforts, partially offset by higher customer use of discount offers.

Vision Cost of Sales and Gross Margin

	Fiscal Year 2010	% Change	Fiscal Year 2009	% Change	Fiscal Year 2008
	($ in thousands)
Vision cost of sales	$54,330	2.7%	$52,894	11.9%	$47,279
Vision gross profit dollars	$16,943	7.1%	$15,826	11.9%	$14,141
Vision gross margin percentage	23.8%		23.0%		23.0%

Cost of sales in our vision segment increased year-over-year in absolute dollars in 2010 and 2009, as a result of an increase in net sales. Gross margin percentage in 2010 benefited year-over-year by lower product costs through our joint sourcing agreement with Luxottica, partially offset by increased discounts and promotional offers. Additionally, cost of sales increased due to a greater mix of higher priced inventory related to the build-up of inventory to support the move in the first quarter of 2010 of our vision fulfillment operations from Ferndale, Washington to our distribution center in Swedesboro, New Jersey, and a one-time inventory shrinkage charge related to the migration of inventory to a new perpetual inventory system. Gross margin percentage in 2009 remained consistent year-over-year.

Fulfillment and Order Processing Expense

	Fiscal Year 2010	% Change	Fiscal Year 2009	% Change	Fiscal Year 2008
	($ in thousands)
Fulfillment and order processing expense	$49,604	18.4%	$41,891	7.7%	$38,896
Percentage of net sales	10.9%		11.2%		12.1%
Fixed and variable cost information:
Variable costs	$36,194	21.9%	$29,700	12.9%	$26,307
Fixed costs	$13,410	10.0%	$12,191	-3.2%	$12,589

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

Variable fulfillment and order processing expenses increased year-over-year in absolute dollars in 2010 primarily as a result of a 21% increase in order volume in our OTC segment, and to a lesser extent, a higher fulfillment cost for Salu, which is provided by a third party fulfillment partner. Fixed fulfillment and order processing expenses increased year-over-year in 2010, primarily due to the addition of Salu’s fulfillment costs of $1.3 million, an increase in stock-based compensation expense of $0.4 million as a result of stock awards approved at our stockholder meeting on June 10, 2010, partially offset by a reduction in depreciation expense of $0.4 million related to equipment and software purchases being fully depreciated in prior periods. Fulfillment and order processing expenses as a percentage of net sales improved year-over-year in 2010, due to cost containment efforts and the fact that our fixed fulfillment costs were spread across a higher revenue base.

Variable fulfillment and order processing expenses increased year-over-year in absolute dollars in 2009 primarily as a result of a 19% increase in order volume in our OTC segment, partially offset by a reduction in labor fulfillment costs resulting from process improvements made in our primary distribution center and efficiencies gained as a result of increased order volume. Fixed fulfillment and order processing expenses decreased year-over-year by $0.4 million in 2009 primarily as a result of a decrease in consulting fees of approximately $0.9 million related to process improvement projects, partially offset by increased depreciation expense of $0.3 million related to equipment and software purchases, and increased operating expenses of

$0.2 million. Fulfillment and order processing expenses as a percentage of net sales decreased in 2009 as a result of a 30 basis point improvement in variable costs as a percentage of net sales, due to increased efficiencies in our primary distribution facility, and a 70 basis improvement in fixed costs as a percentage of sales, due to fixed costs spread across a higher revenue base, and to a lesser extent, a reduction in consulting expenses.

Marketing and Sales Expense

	Fiscal Year 2010	% Change	Fiscal Year 2009	% Change	Fiscal Year 2008
	($ in thousands)
Marketing and sales expense	$46,550	23.4%	$37,727	16.2%	$32,464
Percentage of net sales	10.2%		10.0%		10.1%

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytic tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. Advertising and other promotional costs, which consist primarily of online advertising, and to a lesser extent, royalty and public relations expenditures, are expensed as incurred, and were $34.2 million in 2010, $27.3 million in 2009, and $22.8 million in 2008.

Marketing and sales expenses increased year-over-year in absolute dollars and as a percentage of net sales in 2010 primarily as a result of an increase of $6.9 million in paid search, affiliate, and portal costs, driven by order volume, growth in new customer orders, the addition of Salu’s online marketing costs, and growth in partnership marketing costs; increased stock-based compensation of $0.6 million as a result of stock awards approved at our stockholder meeting on June 10, 2010; and an increase of $1.2 million from the addition of Salu’s other marketing costs.

Marketing and sales expenses increased year-over year in absolute dollars but decreased as a percentage of net sales in 2009 primarily from an increase of $4.5 million in paid search, affiliate, and portal costs, driven primarily by order volume, growth in new customer orders, and growth in partnership marketing costs, and a $0.8 million increase in employee related costs.

Marketing and sales expense per new customer, excluding partnership marketing costs and orders, was $24 in 2010, $22 in 2009 and $23 in 2008. The year-over-year increase in 2010 marketing cost per new customer is primarily due to a higher mix of new customer orders, which have a higher acquisition cost, and an increase in marketing investments associated with our microsites and international initiatives as well as a shift in marketing channel mix related to social networks and marketplaces. The year-over-year decrease in 2009 marketing cost per new customer, excluding partnerships, is primarily due to the acquisition of new customers in lower cost marketing channels.

Technology and Content Expense

	Fiscal Year 2010	% Change	Fiscal Year 2009	% Change	Fiscal Year 2008
	($ in thousands)
Technology and content expense	$27,303	9.8%	$24,864	8.1%	$22,995
Percentage of net sales	6.0%		6.6%		7.1%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and improvements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware, and IT structures, utilities, and website content and design expenses.

Technology and content expenses increased year-over-year in absolute dollars but decreased as a percentage of net sales in 2010 primarily from: the addition of $1.6 million of Salu’s technology costs; an increase in depreciation expense of $1.1 million related to the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure; an increase in stock-based compensation expense of $0.5 million as a result of stock awards approved at our stockholder meeting on June 10, 2010; partially offset by a decrease in employee-related costs of approximately $0.9 million related to reduced employee compensation. Technology and content expenses increased year-over-year in absolute dollars but decreased as a percentage of net sales in 2009 primarily from: increases in depreciation costs of $1.5 million related to the completion of internally developed software projects and the acquisition of software and computer equipment to enhance our websites and IT infrastructure; and an increase in employee related expenses of $0.4 million, primarily driven by a slight increase in headcount and other compensation, partially offset by a reduction in stock compensation expense.

Technology and content expenses as a percentage of net sales decreased in 2010 and 2009 as a result of fixed costs being spread across a higher revenue base.

General and Administrative Expense

	Fiscal Year 2010	% Change	Fiscal Year 2009	% Change	Fiscal Year 2008
	($ in thousands)
General and administrative expense	$20,221	14.6%	$17,642	-11.2%	$19,866
Percentage of net sales	4.4%		4.7%		6.2%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, including depreciation on equipment and leasehold improvements, professional service expenses, intangible asset amortization, and other general corporate expenses.

General and administrative expenses increased year-over-year in absolute dollars by $2.6 million, but decreased as a percentage of net sales in 2010. Of the increase, $1.3 million relates to stock compensation as a result of stock awards approved at our stockholder meeting on June 10, 2010, $1.9 million related to the addition of Salu’s general and administrative costs, and a $1.2 million benefit realized in 2009 from the resolution of our New Jersey sales tax case. Partially offsetting these increases is a reduction in professional fees of approximately $1.0 million related to consulting projects focused on our profitability initiatives in 2009, a reduction in employee related expenses of $0.7 million, and a decrease of approximately $0.3 million related to increased purchase card program incentives and general cost reductions. Additionally, 2010 included a $1.4 million transaction fee related to the acquisition of Salu and the issuance of a fully vested warrant with a fair value of $0.7 million issued in exchange for three years of advisory services, partially offset by the absence of 2009 expenses of $1.0 million for an advisory fee related to our strategic alliance with Luxottica, $0.4 million of expenses related to the Salu acquisition, and a charge of $0.5 million related to a legal settlement.

General and administrative expenses decreased in both absolute dollars and as a percentage of net sales in 2009 compared to the prior year. The year-over-year decrease of $2.2 million resulted primarily from: a decrease in stock-based compensation of $1.9 million primarily due to option grants becoming fully vested in 2008; a decrease in professional fees of $1.6 million primarily related to pricing and sourcing initiatives that were incurred in the prior year; a $0.4 million decrease in amortization as a result of certain intangible assets being fully amortized; and to a lesser extent, in the first half of 2009, a decrease of $1.6 million related to the settlement of our New Jersey sales tax case, and reduced insurance costs of $0.4 million. These decreases were partially offset by the a legal settlement of $0.5 million, a $1.0 million advisory fee related to our strategic alliance with Luxottica, increased employee related expenses of $1.5 million, and $0.4 million of expenses related to our acquisition of Salu.

General and administrative expenses as a percentage of net sales decreased in 2010 and 2009 as a result of fixed costs spread across a higher revenue base.

Interest Income and Expense

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
	($ in thousands)
Interest (expense) income, net	$(432)	$46	$631

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with debt obligations. The year-over-year increase in net interest expense in 2010 was primarily from an increase in interest expense resulting from higher borrowings on our line of credit primarily due to the acquisition of Salu and receiving lower returns on a year-over-year lower average balance of cash, cash equivalents, and marketable securities. The year-over-year decrease in net interest income in 2009 was primarily a result of receiving lower returns on cash, cash equivalents, and marketable securities balances, partially offset by a decrease in interest expense as we decreased our outstanding debt obligations.

Gain from Discontinued Operations

	Fiscal Year 2010	% Change	Fiscal Year 2009	% Change	Fiscal Year 2008
	($ in thousands)
Gain from discontinued operations	$6,064	-28.5%	$8,477	-20.2%	$10,620

The gain from discontinued operations in 2010 represents the gain on the sale and the operations of our discontinued mail-order pharmacy segment as a result of our sale of our mail-order pharmacy assets to BioScrip, which closed on July 30, 2010. See Note 3 of our consolidated financial statements, “Discontinued Operations,” included in Part IV, Item 15 of this annual report. The gain from discontinued operations in 2009 represents the operations of both our discontinued mail-order pharmacy segment of $2.5 million and $5.9 million received from Rite Aid related to the sale of our local pick-up pharmacy (LPU) business. The gain from discontinued operations in 2008 also represents the operations of both our discontinued mail-order pharmacy segment of $2.5 million and $5.7 million generated by discontinued operations prior to the sale of the LPU business to Rite Aid in September 2008, and a net $2.3 million from the sale of discontinued operations related to LPU, comprised of $4.0 million payment, a $0.3 million gain from the sale of inventory, partially offset by the acceleration amortization of $1.9 million of prepaid marketing costs.

Non-GAAP Measures

Adjusted EBITDA and Ongoing Adjusted EBITDA

The following table provides information regarding our adjusted EBITDA, including a reconciliation of net loss to adjusted EBITDA, for the last three fiscal years (in thousands):

	Fiscal Year
	2010	2009	2008
Net loss	$(3,550)	$(1,377)	$(8,287)
Amortization of intangible assets	434	477	867
Amortization of non-cash marketing	—	—	3,435
Stock-based compensation	8,949	5,400	7,564
Depreciation	13,733	12,682	10,912
Interest income, net	432	(46)	(631)

Adjusted EBITDA	$19,998	$17,136	$13,860

The following table provides information regarding our ongoing adjusted EBITDA, including a reconciliation of adjusted EBITDA to ongoing adjusted EBITDA, for the last three fiscal years (in thousands):

	Fiscal Year
	2010	2009	2008
Adjusted EBITDA	$19,998	$17,136	$13,860
Less: Proceeds from the sale of LPU	—	(5,946)	(11,515)
Less: Discontinued mail-order pharmacy operations	(6,437)	(2,603)	(2,610)
Less: Litigation related settlements	—	(725)	—
Add: Vision migration charges	650	—	—
Add: Salu and Luxottica transaction and integration related costs	2,130	1,400	—
Add: New Jersey sales tax and interest	—	—	380
Add: DC process improvement and profitability initiatives consulting	—	—	2,339

Ongoing Adjusted EBITDA	$16,341	$9,262	$2,454

To supplement the consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (GAAP), we use the non-GAAP measure of adjusted EBITDA, defined as earnings before interest, taxes, depreciation, and amortization of intangible assets, adjusted to exclude the impact of stock-based compensation expense. We also use the non-GAAP measure of ongoing adjusted EBITDA, defined as adjusted EBITDA excluding the impact of expenses or income from discontinued operations, certain legal actions, settlements and related costs outside our normal course of business, restructuring and severance costs, impairment charges, and certain other one-time charges and credits specifically identified in the non-GAAP reconciliation financial schedules included in this annual report. These non-GAAP measures are provided to enhance the user’s overall understanding of our current financial performance. Management believes that adjusted EBITDA and ongoing adjusted EBITDA, as defined, provides useful information to us and to investors by excluding certain items that may not be indicative of our core operating results. In addition, because we have historically provided adjusted EBITDA and have recently begun to provide ongoing adjusted EBITDA measures to investors, management believes that including adjusted EBITDA and ongoing adjusted EBITDA measures provides consistency in the our financial reporting. However, adjusted EBITDA and ongoing adjusted EBITDA should not be considered in isolation, or as a substitute for, or as superior to, net income/loss, cash flows, or other consolidated income/loss or cash flow data prepared in accordance with GAAP, or as a measure of our profitability or liquidity. Although adjusted EBITDA and ongoing adjusted EBITDA are frequently used as measures of operating performance, they are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Net income/loss is the closest financial measure prepared by us in accordance with GAAP in terms of comparability to adjusted EBITDA and ongoing adjusted EBITDA.

Adjusted EBITDA and ongoing adjusted EBITDA have increased year-over-year in 2010 and 2009, primarily as a result of a year-over-year increase in gross profit dollars of $22.3 million and $17.5 million in 2010 and 2009, respectively, driven primarily by increased sales volume. Additionally, fixed costs as a percentage of revenue have decreased year-over-year in 2010 and 2009 as a result of costs being spread across a higher revenue base.

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

Revenue Recognition

We recognize revenue from product sales or services rendered (including advertising revenues), net of sales tax, when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price or fee earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables.

Revenues are recorded when the products are shipped and title passes to customers, net of promotional discounts, cancellations, rebates, and returns allowances. We generally require payment by credit card at the point of sale. We estimate return allowances, which reduce product sales by our estimate of expected product returns, based on our historical experience. Historically, product returns have not been significant and have not differed significantly from our estimates. We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amounts earned. Generally, when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, we record revenue on a gross basis. In addition, when we report revenue from fulfillment partnerships, we include in revenues, the costs of the products sold and our variable fulfillment costs to fulfill each order that are received from our fulfillment partners.

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

These assumptions about future write-downs of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory allowance at January 2, 2011 we would have recorded an additional cost of sales of approximately $0.5 million.

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

During fiscal 2010, 2009 and 2008 we estimated the fair value of our reporting units by preparing a discounted cash flow analysis using forward looking projections of our estimated future operating results. Based on the results of the discounted cash flow analysis each year, we concluded that the fair value of our reporting units exceeded the carrying value, and therefore goodwill was not impaired. We also considered as an indicator of market value the market value of our common stock during the fourth quarter of the respective fiscal years.

The significant assumptions used in our discounted cash flow analysis included: projected operating results, the discount rate used to present value future cash flows, and capital expenditures. Projected operating results assumptions include sales growth assumptions which are based on historical trends, and to a lesser extent, future sales growth from new strategic partnerships or initiatives. Also included in projected operating results are gross margin and operating cost growth assumptions which are based on the historical relationship of those measures compared to sales. Our discount rate is a “market participant” weighted average cost of capital (WACC). Financial and credit markets directly impact our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. Our capital expenditure assumptions are based on our planned capital expenditures for existing and new projects. Sensitivity tests were performed on our significant assumptions and determined that a reasonable, negative change in assumptions would not impact our conclusions.

We review the carrying values of our amortized long-lived assets, including definite-lived intangible assets, whenever an indicator of impairment exists. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, we perform an evaluation of recoverability. The determination of whether the asset is recoverable is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. If it is not recoverable, any resulting impairment charge would be measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

We review our indefinite-lived intangible assets, other than goodwill, for impairment annually during the fourth quarter or when an indicator of impairment exists. We compare the carrying value of the asset to its estimated fair value based upon a discounted cash flow analysis and record an impairment charge when the carrying value of the asset exceeds the estimated fair value. Based upon our review, we recorded no impairment for amortized or unamortized long-lived assets in fiscal 2010, 2009, or 2008.

Stock-Based Compensation

We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation cost over the service period for awards expected to vest. We calculate the fair value of our stock options and stock appreciation rights granted to employees using the Black-Scholes option pricing model using the single-option approach. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock. The fair value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. We base our computation of expected volatility on our historical volatility, adjusted for changes in capital structure and corporate changes, information available that may indicate future volatility, and observable mean reversion tendencies of historical volatility. Our expected term estimates are based on a comprehensive weighted average life (WAL) analysis. The WAL analysis provides a historical based platform for use in developing expected term estimates for the future based on the historically observed time periods from grant date through post-vesting activities, such as exercise and cancellation. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards does not correspond with the terms for which interest rates are quoted, we average the rates quoted for the closest available term maturities. A dividend yield of 0% is considered appropriate as we have not issued and do not anticipate issuing any dividends in the near future. When estimating forfeitures, we consider historical voluntary termination behavior in addition to actual option forfeitures. In conjunction with this analysis, we identified distinct subgroups: non-management employees, management employees, our chief executive officer, board members, and other non-employees. We apply an estimated forfeiture rate to employee subgroups, based on the weighted average termination behavior of those subgroups. If our estimated forfeiture rate changes, we retrospectively increase or decrease stock-based compensation in the period of change. Any such revisions to the estimates we use to calculate the fair value of our stock-based awards could have a material impact on our results of operations and financial position. Our estimated forfeiture rates at in 2010 and 2009 were both 15% for restricted stock awards and units and 35% for stock options and stock appreciation rights. A 1% change in our estimated forfeiture rates combined would have had an approximate $0.1 million impact on our 2010 net loss. See Note 12 of our consolidated financial statements, “Employee Benefit Plans,” included in Part IV, Item 15 of this annual report.

Recent Accounting Pronouncements

See Note 1 of our consolidated financial statements, “The Company and Summary of Significant Accounting Policies—New Accounting Pronouncements,” included in Part IV, Item 15 of this annual report.

Liquidity and Capital Resources

We have an accumulated deficit of $774.8 million through January 2, 2011. To date, we have had only four profitable quarters, and we may never achieve profitability on a full-year or consistent basis. We expect to incur a net loss in the first quarter of 2011 and possibly longer.

Our primary source of cash is sales made through our websites, for which we collect cash from our customers and payments received from our fulfillment partners. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and in the sections entitled “Risk Factors,” in Part I, Item 1A of this annual report.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, U.S. government agency obligations, and corporate notes and bonds, are considered short-term as they are available to fund current operations. In addition, in March 2011, we entered into a new three-year line of credit agreement with our existing bank, which replaced our existing two-year $25.0 million line of credit, allowing for borrowings of up to $40.0 million in the aggregate through March 2014, which is available to fund operations, capital expenditures, or finance acquisitions, as needed. As of January 2, 2011, the available borrowings under the two-year line of credit were approximately $11.5 million, and in March 2011, the available borrowings under the three-year line of credit were approximately $26.5 million. In the event we are not in compliance with certain financial covenants contained in the line of credit agreement, and are unable to obtain a waiver from the bank, borrowing available under the line of credit may be temporarily suspended until such time the covenant violations are remediated.

As of January 2, 2011, our cash and money market funds include $5.0 million that serves as collateral on a contract. The contract is cancelable with 30-days written notice and therefore the cash equivalent is considered readily available within 30-days.

On February 19, 2010, we completed our acquisition of Salu. See Note 2 of our consolidated financial statements, “Acquisition of Salu” included in Part VI, Item 15 of this annual report. In connection with this acquisition, we financed a portion of the cash payable at the closing of the acquisition by borrowing $10.0 million under our previous two-year revolving line of credit, which accrued interest at the higher of the prime rate plus 0.50% (3.75% at January 2, 2011). The balance outstanding under the line of credit was $13.0 million as of January 2, 2011 and was refinanced under the new three-year revolving line of credit entered into in March 2011.

We believe that our cash and marketable securities on hand plus our sources of cash will be sufficient to fund our operations and anticipated capital expenditures. However, any projections about our future cash needs and cash flows are subject to substantial uncertainty. As a result, we may need to raise additional monies to fund our operating activities or for strategic flexibility (if, for example, we decide to pursue business or technology acquisitions or invest in additional distribution centers) or if our expectations regarding our operations and anticipated capital expenditures change. We have assessed in the past, and will continue to assess, opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities, or obtaining other means of financing for strategic reasons or to further strengthen our financial position. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences, or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the last three fiscal years (in thousands):

	Fiscal Year
	2010	2009	2008
Net cash provided by (used in):
Continuing operating activities	$15,960	$2,380	$319
Discontinued operating activities	$(2,394)	$1,420	$9,594
Continuing investing activities	$(24,538)	$(4,302)	$(4,454)
Discontinued investing activities	$(1,073)	—	—
Financing activities	$10,307	$(2,520)	$1,166
Net increase (decrease) in cash and cash equivalents	$(1,738)	$(3,022)	$6,625

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

Net cash provided by continuing operations in 2010 reflects non-cash expenses of $23.2 million, cash provided by working capital of $2.4 million, which includes a $7.9 million increase in accounts payable due to the timing of vendor payments and cash used of $5.2 million to purchase inventory, partially offset by a loss from continuing operations of $9.6 million. Net cash provided by continuing operations in 2009 reflects non-cash expenses of $18.5 million, partially offset by a loss from continuing operations of $9.9 million, and uses of working capital of $6.3 million, which includes $7.7 million to purchase inventory and a $5.4 million increase in accounts receivable. In 2008, net cash provided by continuing operations reflects non-cash expenses of $19.3 million, offset by a loss from continuing operations of $18.9 million.

Net cash provided by continuing operations increased year-over-year in 2010 by $13.6 million, primarily from an increase in cash provided from working capital of $8.7 million due primarily to collections on accounts receivable and a decrease in cash used to purchase inventory, and a $4.7 million increase in non-cash expenses, primarily from a $3.5 million increase in stock compensation as a result of stock awards approved at our stockholder meeting on June 10, 2010 and a $1.0 million increase in depreciation expense. Net cash provided by continuing operations increased year-over-year in 2009 by $2.3 million, primarily from a $9.0 million decrease in the loss from continuing operations, partially offset by an increase of $6.3 million in cash used for working capital purposes and lower non-cash expenses of $0.8 million resulting from lower stock-based compensation, partially offset by higher depreciation expense.

Net cash used in discontinued operations increased year-over-year in 2010 by $3.8 million, primarily from a $2.4 million decrease in the gain from discontinued operations and an increase of $1.4 million used to settle assets and liabilities of our mail-order pharmacy business. Net cash provided by discontinued operations decreased year-over-year in 2009 by $8.1 million, primarily from a $2.1 million decrease in the gain from discontinued operations and a decrease of $6.0 million used primarily for the final settlement of assets and liabilities held by our discontinued LPU business in 2008 upon the sale to Rite Aid.

Cash provided by (used in) investing activities. Our net cash flows used in investing activities include the purchase of marketable securities, the acquisition of fixed assets and intangible assets, and the acquisition of Salu, partially offset by the net proceeds received from the sales and maturities of marketable securities and proceeds from the sale of discontinued operations.

Net cash used in continuing investing activities in 2010 reflects $18.0 million of cash used to acquire Salu, net of $1.4 million of cash acquired, $13.1 million used to purchase fixed assets and intangible assets, and $22.4 million used to purchase marketable securities, partially offset by $5.0 million of proceeds received for the sale of certain assets of our mail-order pharmacy, and $23.9 million from sales and maturities of marketable securities. Net cash used in investing activities in 2009 reflects the purchase of marketable securities of $15.9 million and the purchase of fixed assets and intangible assets of $8.5 million, partially offset by the $5.9 million of cash proceeds received from the sale of the LPU business and $14.1 million from sales and maturities of marketable securities. Net cash used in investing activities in 2008 reflects the purchase of marketable securities of $46.9 million and the purchase of fixed assets of $13.2 million, partially offset by the $4.0 million of cash proceeds received from the sale of the LPU business and $51.7 million from sales and maturities of marketable securities.

Net cash used in continuing investing activities increased year-over-year in 2010 by $20.2 million, primarily as a result of the acquisition of Salu and increased purchases of fixed assets. Net cash used in investing activities decreased year-over-year in 2009, primarily as a result of a decrease in the purchase of fixed assets and intangible assets, offset by the proceeds received from the sale of discontinued operations.

Net cash used in discontinued investing activities in 2010 represents the software development costs incurred related to the systems integration between our mail-order pharmacy and BioScrip.

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

Net cash provided by financing activities in 2010 represents $10.0 million of proceeds received from the line of credit for the Salu acquisition and $0.8 million received from the exercise of stock options, partially offset by

$0.5 million used to pay debt obligations and purchase treasury stock. Net cash used in financing activities in 2009 represents $3.0 million of proceeds received from the line of credit, partially offset by $5.6 million used to pay debt obligations. Net cash provided by financing activities in 2008 represents $5.0 million of proceeds received from the line of credit and $0.5 million received from the exercise of stock options, partially offset by $4.4 million used to pay debt obligations. Net cash provided by financing activities increased year-over-year in 2010 by $12.8 million primarily due to the proceeds received from the line of credit, which were used to acquire Salu, and lower payments on debt obligations. Net cash used in financing activities increased year-over-year in 2009 by $3.7 million, primarily due to a decrease in proceeds received from borrowings under our revolving line of credit, an increase in payments on debt obligations, and a decrease in proceeds received from the exercise of stock options and employee stock purchase plan primarily due to the expiring of the employee stock purchase plan in June 2009.

Contractual Obligations and Commitments

In March 2011, we entered into a loan and security agreement with our existing bank, which includes a revolving three-year line of credit allowing for borrowings up to $40.0 million, which accrue interest at LIBOR plus 2.5%-3%, or prime plus 0%-0.5%. This agreement replaces our two-year $25.0 million line of credit originally scheduled to mature in March 2011. As of January 2, 2011, $13.0 million was outstanding under the line of credit, which was refinanced under the new three-year line of credit maturing in March 2014. Availability under the line of credit was also reduced by a $541,000 letter of credit we provided to our corporate headquarters landlord. As of January 2, 2011, the available borrowings under the two-year line of credit were approximately $11.5 million and in March 2011, the available borrowings under the three-year line of credit were approximately $26.5 million. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, cash and investment balances, and balances outstanding under our line of credit. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants. As of January 2, 2011, we exceeded our capital expenditure covenant of $14.0 million by $0.1 million, and as of January 30, 2011 we failed our adjusted quick ratio covenant, which were both waived in conjunction with the March 2011 loan and security agreement renewal. In our new agreement, the adjusted quick ratio definition was redefined to reduce the possibility of non-compliance in the future. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of January 2, 2011, none of these events had occurred.

We also lease equipment and software under non-cancelable capital leases. Capital lease obligations bear interest ranging from 3% to 8% and mature 24- 36 months from the date of funding. We secured additional funds of $1.7 million during 2010 and $0.2 million during 2009, through capital lease financing agreements. We are in compliance with all covenants required by these agreements.

Our principal executive offices are located in Bellevue, Washington, where we lease approximately 53,000 square feet under a lease that expires in July 2013, with two separate five-year renewal options that, if exercised, would extend the lease expiration to July 2023. Our primary distribution facility for our OTC and vision segments is located in Swedesboro, New Jersey, where we lease approximately 270,000 square feet under a lease that expires in December 2020, with options to renew for two additional five-year periods. We also lease an inventory storage facility in Logan Township, New Jersey for 85,000 square feet through February 2013. We lease approximately 11,500 square feet under a lease that expires in March 2016 for our principal customer care center, which is located in Halifax, Nova Scotia, Canada. Our subsidiary Salu leases approximately 10,000 square feet under a lease that expires in June 2016 for its principal corporate offices located in Gold River, California. Skincarestore Australia Pty Ltd., a subsidiary of Salu, leases approximately 2,000 square feet in Roselle, New South Wales, Australia, under a sublease that expires in November 2014, for retail space used for a salon and spa and related business purposes.

As of January 2, 2011, our principal commitments consisted of obligations outstanding under capital and operating leases, our line of credit, and purchase commitments as follows (in thousands):

	Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Capital leases (1)	$1,657	$625	$1,032	$—	$—
Line of credit (2)	16,359	1,009	15,350	—	—
Operating leases (3)	17,823	3,120	7,092	4,002	3,609
Purchase commitment (4)	4,980	4,980	—	—	—

	$40,819	$9,734	$23,474	$4,002	$3,609

(1)	Capital lease obligations consist primarily of technology and operations assets.
(2)	Line of credit includes our borrowings on our line of credit with our bank, which was refinanced in March 2011, with a maturity date of March 2014 and respective interest payments
(3)	Operating lease obligations consist of office building, distribution center, and call center leases.
(4)	In December 2010, we entered into an agreement to purchase approximately $5.0 million of hardware and software to automate our primary distribution center.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Management Outlook

For the first quarter of fiscal year 2011, we are targeting net sales in the range of $123.0 million to $126.0 million. We anticipate net loss for the first quarter in the range of $0.7 million to $2.5 million, adjusted EBITDA in the range of $2.7 million to $4.3 million and ongoing adjusted EBITDA in the range of $2.0 million and $3.5 million.

For fiscal 2011, we are targeting net sales in the range of $515.0 million to $530.0 million, net income in the range of $200,000 to $2.5 million, adjusted EBITDA in the range of $18.3 million to $22.7 million and ongoing adjusted EBITDA in the range of $16.0 million to $20.0 million. We are also projecting total gross margins for 2011 of 28.2-28.7%, reflecting gross margins in OTC of 29-29.5% and vision of 24-24.5%.

The following table provides information regarding our guidance for adjusted EBITDA and ongoing adjusted EBITDA, including a reconciliation of net income (loss) to adjusted EBITDA and ongoing adjusted EBITDA (in thousands):

	Three Months Ended April 3, 2011		Twelve Months Ended January 1, 2012
	Range High	Range Low	Range High	Range Low
Net income (loss)	$(700)	$(2,500)	$2,500	$200
Amortization of intangible assets	135	135	525	525
Stock-based compensation	1,500	1,600	7,000	6,000
Depreciation	3,200	3,300	12,000	11,000
Interest expense, net	165	165	650	550

Adjusted EBITDA	$4,300	$2,700	$22,675	$18,275

Less: Discontinued Rx mail operations	(800)	(700)	(2,675)	(2,275)

Ongoing Adjusted EBITDA	$3,500	$2,000	$20,000	$16,000

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

Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $13.0 million at January 2, 2011 and the highest interest rate attributable to this outstanding balance was 4.5% at January 2, 2011. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities due to volatility of the bond market in general, company-specific circumstances, and changes in general economic conditions. As of January 2, 2011, we had $13.1 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, chief accounting officer, and general counsel, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer, chief accounting officer, and general counsel, concluded that, as of January 2, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, in this Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Salu, Inc. which is included in the 2010 consolidated financial statements of drugstore.com, inc. and constituted $45.6 million and $36.6 million of total and net assets, respectively, as of January 2, 2011 and $42.3 million and $2.0 million of net sales and net income, respectively, for the year then ended. Based on its evaluation, management concluded that, as of January 2, 2011, our system of internal control over financial reporting was effective. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 2, 2011, which is included below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

drugstore.com, inc.

We have audited drugstore.com, inc.’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). drugstore.com, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Salu, Inc. which is included in the 2010 consolidated financial statements of drugstore.com, inc. and constituted $45.6 million and $36.6 million of total and net assets, respectively, as of January 2, 2011 and $42.3 million and $2.0 million of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of drugstore.com, inc. also did not include an evaluation of the internal control over financial reporting of Salu, Inc.

In our opinion, drugstore.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of drugstore.com, inc. as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2011 of drugstore.com, inc., and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 18, 2011

ITEM 9B.	OTHER INFORMATION

2011 Bonus Plan

In February 2011, the compensation committee approved an incentive bonus plan under which our executive officers are eligible to receive cash bonuses for fiscal year 2011, based on a two-pronged assessment: (i) company performance, as demonstrated by our achievement of certain net revenue and adjusted EBITDA objectives; and (ii) the individual’s performance.

Each executive officer is assigned an initial target bonus percentage based on his or her position and responsibilities. Initial target bonuses as a percentage of base salary for each named executive officer remained unchanged from 2010 levels. Ms. Lepore is eligible to receive an initial target bonus of up to 150% of her 2011 salary, Mr. Morikubo is eligible to receive an initial target bonus of up to 40% of his 2011 salary, and each of Mr. Potter and Ms. Wright is eligible to receive an initial target bonus of up to 35% of his or her 2011 salary.

Under the company performance component of the 2011 bonus plan, if we achieve specific graduated net revenue and adjusted EBITDA thresholds, each named executive officer could be eligible to receive anywhere from 0% of his or her initial target bonus amount, if we fail to meet certain minimum net revenue and adjusted EBITDA thresholds, to 40% to 55% if we perform within the range we have targeted for the year to 130%, if we vastly exceed our guidance for the year. The compensation committee reserved the right to exercise discretion in determining the final amounts to be paid under the bonus plan.

The individual performance component of each named executive officer’s actual bonus is a function of (i) his or her initial target bonus and (ii) an individual performance adjustment. Under this component of the bonus plan, a named executive officer’s ultimate bonus amount, that is, his or her initial target bonus amount multiplied by the company performance payout factor, is then adjusted again by a multiplier of 0% to 130%, based on his or her individual job performance. As under the company performance component of the bonus plan, the compensation committee reserved the right to exercise discretion in determining the final amounts to be paid under the bonus plan.

Executive Officer Change-in-Control Agreements

Each of Robert Potter, Vice President, Chief Accounting Officer, Yukio Morikubo, Vice President, Strategy, General Counsel and Secretary, and Tracy Wright, Vice President, Chief Finance Officer, was previously party to a change in control agreement that our compensation committee approved in January 2009. On January 28, 2011, our compensation committee, recognizing that the earlier agreements were not entirely consistent with the committee’s intent, approved, and in February 2011, the Company and the individuals entered into, change in control agreements that replaced the earlier agreements.

All provisions of the 2011 agreements are the same as the prior agreements with one exception. Under the earlier agreements, any acceleration of vesting of equity in connection with a change of control or termination of employment was governed by the 2008 equity incentive plan and/or the applicable form of equity award agreement. The 2011 change in control agreements provide that in the event that the executive officer’s employment is terminated without cause or he or she terminates his or her employment for good reason upon or within one year of a change in control of drugstore.com, all of the officer’s then outstanding and unvested equity awards will vest as of the date of any such termination whether or not they would have otherwise vested under the 2008 equity incentive plan and/or the applicable form of equity award agreement.

As under the earlier agreements, in the event of a termination without cause or a voluntary termination of employment for good reason in connection with a change of control (as earlier described), we will pay the officer a lump sum severance payment equal to one year of his or annual salary in effect immediately prior to the change in control or as of the end of the previous calendar year, whichever is greater, plus one year of target bonus for the year of the change in control, and he or she will be entitled to receive company-paid premiums for health care coverage pursuant to the Consolidated Omnibus Reconciliation Act of 1985, as amended (COBRA) for a period of up to twelve months.

Also, in the event that the benefits provided to an executive officer under these change in control agreements constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and may subject such benefits to the excise tax imposed by Section 4999 of the Internal Revenue Code, the benefits will be (1) paid in full, or (2) reduced so the executive is not subject to excise taxation, whichever results in the named executive officer’s receipt of the greatest after-tax amount.

Each executive officer’s receipt of these benefits will be subject to his or her compliance with our confidentiality agreement and his or her execution of a release of claims in the form customarily used by us in connection with the termination of an executive officer’s employment.

For purposes of the change in control agreements, “change in control” has the definition provided in our 2008 Plan and means:

•	A change in the ownership of the Company where any person or affiliated group acquires stock constituting more than 50% of the total voting power of the stock of the Company;

•

A change in the effective control of the Company where a majority of members of the board of directors is replaced during any twelve (12) month period by directors whose appointment or election is not endorsed by a majority of the members of the board of directors prior to the appointment or election; or

•

A change in the ownership of a substantial portion of the Company’s assets where any person or affiliated group acquires (or has acquired during the previous twelve (12) month period) assets from the Company that have a value equal to or more than 50% of the value of all of the assets of the Company immediately prior to such acquisition(s).

For purposes of the change in control agreements, “cause” means:

•	any act of personal dishonesty in connection with his or her responsibilities as an employee intended to result in substantial personal enrichment of the executive;

•	the executive’s conviction of, or plea of nolo contendere to, a felony;

•	the executive’s gross misconduct; or

•	the executive’s continued failure to perform the duties and responsibilities of his or her position after notice and the lapse of a two week cure period during which the failure remained uncured.

For purposes of the change in control agreements, “good reason” means any of the following uncured events:

•	a material reduction of the officer’s authority, duties or responsibilities;

•	a material reduction in the officer’s base compensation; or

•

a material change in the geographic location where the officer must perform his or her services; provided that no relocation of fifty (50) miles or less will be deemed material for purposes of the change in control agreements.

Before an executive may resign for good reason under the change in control agreements, he or she must provide the company with written notice within ninety (90) days of the initial event constituting good reason and a period of at least thirty (30) days must have lapsed during which the event remained uncured.

The foregoing description is not complete and is qualified by reference to the full text of the form of change in control agreement filed herewith as Exhibit 10.29.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our executive officers required by Part III, Item 10 is set forth in the section entitled “Business—Directors and Officers,” in Part I, Item 1 of this annual report. Information regarding our directors required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Proposal No. 1—Election of Directors” in our proxy statement for our annual meeting of stockholders to be held on June 9, 2011, or the 2011 Proxy Statement.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10 is incorporated into this annual report by reference to the section entitled “Section 16 Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement.

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

Information regarding executive compensation required by Part III, Item 11 is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding our equity compensation plans required by Part III, Item 12 is incorporated into this annual report by reference to in the section entitled “Securities Authorized for Issuance under Equity Compensation Plan” in the 2011 Proxy Statement.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by Part III, Item 12 is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by Part III, Item 13 is incorporated into this annual report by reference to the section entitled “Transactions with Related Persons” in the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services required by Part III, Item 14 is incorporated into this annual report by reference to the section entitled “Proposal No. 3—Ratification of Appointment of Independent Public Accounting Firm” in the 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this annual report on Form 10-K:

1. Index to Consolidated Financial Statements:

2. Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-34

All other schedules have been omitted because the required information is shown in the consolidated financial statements or the accompanying notes, or is not applicable or required.

3. Index of Exhibits:

Exhibit No.	Exhibit Description
2.1	Definitive Agreement and Plan of Merger with Salu, Inc. (incorporated by reference to Exhibit 2.1 to drugstore.com, inc.’s Current Report on Form 8-K dated February 19, 2010 (SEC File No. 000-26137)).

2.2	Asset Purchase Agreement by and among DS Pharmacy, Inc., drugstore.com, inc. BioScrip, inc. and BioScrip Pharmacy Services, Inc., dated May 5, 2010 (incorporated by reference to Exhibit 2.1 to drugstore.com, inc.’s Current Report on Form 8-K dated May 14, 2010 (SEC File No. 000-26137)).

2.3	First Amendment to Asset Purchase Agreement between drugstore.com, inc. and BioScrip, Inc., dated July 14, 2010 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated July 19, 2010 (SEC File No. 000-26137)).

2.4	Second Amendment to Asset Purchase Agreement between drugstore.com, inc. and BioScrip, Inc., dated July 29, 2010 (incorporated by reference to Exhibit 2.1 to drugstore.com, inc.’s Current Report on Form 8-K dated August 2, 2010 (SEC File No. 000-26137)).

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.1a	Certificate of Designation of Series 1 Preferred Stock of drugstore.com, inc. (incorporated by reference to Exhibit 3.1a to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000 (SEC File No. 000-26137)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 26, 2009 (incorporated by reference to Exhibit 3.1 to drugstore.com inc.’s Current Report on Form 8-K dated January 26, 2009 (SEC File No. 000-26137)).

4.1	Warrant issued to Lehman Brothers, Inc. on November 16, 2006, on the cancellation of the warrant issued to Heidrick & Struggles, Inc. on February 14, 2005 (incorporated by reference to Exhibit 4.2 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006 (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 1, 2007 (SEC File No. 000-26137)).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to drugstore.com inc.’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007 (SEC File No. 000-26137)).

4.4	1998 Stock Plan, as amended June 21, 2000 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the Quarter Ended July 2, 2000) (SEC File No. 000-26137)).

4.5	2008 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s proxy statement dated February 23, 2009).

4.6	Restricted Stock Agreement between the Company and Dawn G. Lepore dated October 3, 2008 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated October 2, 2008 (SEC File No. 000-26137)).

4.7	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K dated October 2, 2008 (SEC File No. 000-26137)).

4.8	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to drugstore.com, inc.’s Current Report on Form 8-K dated October 2, 2008 (SEC File No. 000-26137))

4.9	Form of Stock-Settled Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009 (Registration No. 000-26137)).

4.10	Form of Stock-Settled Stock Appreciation Right Agreement between the Company and Dawn Lepore (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009 (Registration No. 000-26137)).

4.11	Form of Restricted Stock Unit Agreement

4.12	Form of Restricted Stock Unit Agreement between the Company and Dawn Lepore

10.1	Form of Indemnification Agreement between drugstore.com, inc. and each of its officers and directors (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Registration Statement on Form S-1 filed May 19, 1999 (Registration No. 333-78813)).

10.2	Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.12 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 8, 1999 (Registration No. 333-78813)).

10.3	Addendum dated June 17, 1999, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.25 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.4	Form of Second Addendum to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.32 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed July 20, 1999 (Registration No. 333-78813)).

10.5	Third Addendum dated January 24, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.38 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

Exhibit No.	Exhibit Description
10.6	Fourth Addendum dated September 29, 2000, to Fourth Amended and Restated Investors’ Rights Agreement dated May 19, 1999, among drugstore.com, inc. and certain investors (incorporated by reference to Exhibit 10.7 to drugstore.com, inc.’s Registration Statement on Form S-3/A filed October 2, 2000 (Registration No. 333-45266)).

10.7	Fifth Amended and Restated Voting Agreement dated December 23, 1999, among drugstore.com, inc. and certain founders and investors (incorporated by reference to Exhibit 10.20 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

10.8	Governance Agreement dated June 17, 1999, among drugstore.com, inc., General Nutrition Corporation and General Nutrition Investment Company (incorporated by reference to Exhibit 10.30 to drugstore.com, inc.’s Registration Statement on Form S-1/A filed June 28, 1999 (Registration No. 333-78813)).

10.9	Registration Rights Agreement dated as of December 8, 2003 by and among drugstore.com, inc. and the other signatories thereto (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 23, 2003 (SEC File No. 000-26137)).

10.10	Lease Agreement dated August 30, 1999, between DS Distribution, Inc. and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999 (SEC File No. 000-26137)).

10.11	Amendment No. 1 to Lease Agreement dated December 10, 2003, between DS Distribution, Inc. and Liberty Vendor I, L.P (as successor in interest to the Northwestern Mutual Life Insurance Company) (incorporated by reference to Exhibit 10.23 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.12	Amendment No. 2 to Lease Agreement dated December 1, 2009, between DS Distribution, Inc. and Liberty Vendor I, L.P (as successor in interest to the Northwestern Mutual Life Insurance Company).

10.13	Lease of Office Space dated December 23, 2010 between Crombie Developments Ltd and DS Distribution Canada Ltd.

10.14	Industrial Building Lease dated June 20, 2007 between DS Distribution, Inc. and U.S. Industrial REIT II (incorporated by reference to Exhibit 10.17 to drugstore.com, inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008 (SEC File No. 000-26137)).

10.15	First Amendment to Industrial Building Lease dated October 10, 2007 between DS Distribution, Inc. and U.S. Industrial REIT II (incorporated by reference to Exhibit 10.18 to drugstore.com, inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008 (SEC File No. 000-26137)).

10.16	Second Amendment to Industrial Building Lease dated November 18, 2010 between drugstore.com, inc. and U.S. Industrial REIT II

10.17	Sublease effective as of June 1, 2003 between Nova Scotia Power Incorporated and International Vision Direct Ltd. (incorporated by reference to Exhibit 10.25 to drugstore.com inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003 (SEC File No. 000-26137)).

10.18	Office Lease Agreement dated August 16, 2004, between EOP-Northwest Properties, L.L.C. and drugstore.com, inc. (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (SEC File No. 000-26137)).

10.19	Loan and Security Agreement dated March 5, 2009 (incorporated by reference to Exhibit 10.24 to drugstore.com, inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC File No. 000-26137)).

Exhibit No.	Exhibit Description
10.20	Settlement Agreement dated May 8, 2009 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 (SEC File No. 000-26137)).

10.21	Offer letter of Dawn Lepore dated September 21, 2004 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K/A filed November 3, 2004 (SEC File No. 000-26137)).

10.22	Letter agreement with Dawn Lepore dated December 28, 2006 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K filed December 29, 2006 (SEC File No. 000-26137)).

10.23	Letter agreement with Dawn Lepore dated December 31, 2008 (incorporated by reference to Exhibit 10.27 to drugstore.com, inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008 (SEC File No. 000-26137)).

10.24	Letter agreement with Dawn Lepore, dated January 26, 2009 (incorporated by reference to Exhibit 10.1 to drugstore.com, inc.’s Current Report on Form 8-K dated January 26, 2009)(SEC File No. 000-26137)).

10.25	Amendment dated December 31, 2010 to Letter Agreement with Dawn Lepore

10.26	Offer letter of Yukio Morikubo dated November 10, 2006 (incorporated by reference to Exhibit 10.2 to drugstore.com, inc.’s Current Report on Form 8-K filed December 4, 2006 (SEC File No. 000-26137)).

10.27	Offer letter of Robert Potter, dated May 23, 2008

10.28	Offer letter of Tracy Wright, dated May 23, 2008

10.29	Form of Change in Control Agreement with Executive Officers

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Potter, Vice President, Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert P. Potter, Vice President, Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

drugstore.com, inc.

We have audited the accompanying consolidated balance sheets of drugstore.com, inc. as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of drugstore.com, inc. at January 2, 2011 and January 3, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2009, the Company changed its method of accounting for instruments indexed to an entity’s own stock

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), drugstore.com, inc.’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 18, 2011

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 2, 2011	January 3, 2010
Assets
Current assets:
Cash and cash equivalents	$20,437	$22,175
Marketable securities	13,094	14,678
Accounts receivable, net of allowances	13,916	13,275
Inventories	48,977	39,300
Other current assets	3,701	2,406
Assets of discontinued operations	2,440	2,832

Total current assets	102,565	94,666
Fixed assets, net	25,181	24,104
Other intangible assets, net	14,503	3,398
Goodwill	57,593	32,202
Other long-term assets	530	159

Total assets	$200,372	$154,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,540	$34,408
Accrued compensation	3,433	5,707
Accrued marketing expenses	4,108	5,247
Other current liabilities	2,397	1,542
Current portion of long-term debt obligations	581	195
Liabilities of discontinued operations	—	4,581

Total current liabilities	60,059	51,680
Long-term debt obligations, less current portion	13,985	3,011
Deferred income taxes	4,079	959
Other long-term liabilities	920	1,213

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 106,108,096 and 100,362,285 shares issued, and 105,897,847 and 100,256,729 shares outstanding	896,378	869,146
Treasury stock, at cost, 210,249 and 105,556 shares	(344)	(151)
Accumulated other comprehensive income (loss)	76	(98)
Accumulated deficit	(774,781)	(771,231)

Total stockholders’ equity	121,329	97,666

Total liabilities and stockholders’ equity	$200,372	$154,529

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year ended
	January 2, 2011	January 3, 2010	December 28, 2008
Net sales	$456,507	$375,574	$322,214
Costs and expenses:
Cost of sales	322,011	263,350	227,531
Fulfillment and order processing	49,604	41,891	38,896
Marketing and sales	46,550	37,727	32,464
Technology and content	27,303	24,864	22,995
General and administrative	20,221	17,642	19,866

Total costs and expenses	465,689	385,474	341,752

Operating loss	(9,182)	(9,900)	(19,538)
Interest (expense) income, net	(432)	46	631

Loss from continuing operations	(9,614)	(9,854)	(18,907)
Gain from discontinued operations, net of tax	6,064	8,477	10,620

Net loss	$(3,550)	$(1,377)	$(8,287)

Basic and diluted loss from continuing operations per share	$(0.09)	$(0.10)	$(0.20)
Basic and diluted gain from discontinued operations per share	$0.06	$0.09	$0.11

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.09)

Weighted average shares outstanding	102,217,033	96,950,189	96,481,787

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury Stock		Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 30, 2007	96,296,687	$856,193	—	$—	$27	$(761,852)	$94,368

Exercise of stock options and warrants	158,345	336	—	—	—	—	336
Employee stock purchase plan	92,047	189	—	—	—	—	189
Stock-based compensation	—	7,564	—	—	—	—	7,564
Net loss and comprehensive loss	—	—	—	—	30	(8,287)	(8,257)

Balance at December 28, 2008	96,547,079	864,282	—	—	57	(770,139)	94,200
Exercise of stock options and warrants	55,546	122	—	—	—	—	122
Employee stock purchase plan	106,500	94	—	—	—	—	94
Restricted stock issued, net of 5,262 cancelled shares	3,547,604	—	—	—	—	—	—
Treasury stock purchases	—	—	105,556	(151)	—	—	(151)
Stock-based compensation	—	5,055	—	—	—	—	5,055
Cumulative effect of change in accounting principle	—	(407)	—	—	—	285	(122)
Net loss and comprehensive loss	—	—	—	—	(155)	(1,377)	(1,532)

Balance at January 3, 2010	100,256,729	869,146	105,556	(151)	(98)	(771,231)	97,666
Exercise of stock options	355,650	820	—	—	—	—	820
Common stock issued for acquisition of Salu	5,425,678	17,271	—	—	—	—	17,271
Stock and restricted stock issued, net of 88,668 cancelled shares	(35,517)	—	—	—	—	—	—
Treasury stock purchases	(104,693)	—	104,693	(193)	—	—	(193)
Stock-based compensation	—	9,141	—	—	—	—	9,141
Net loss and comprehensive loss	—	—	—	—	174	(3,550)	(3,376)

Balance at January 2, 2011	105,897,847	$896,378	210,249	$(344)	$76	$(774,781)	$121,329

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	January 2, 2011	January 3, 2010	December 28, 2008
Operating Activities:
Net loss	$(3,550)	$(1,377)	$(8,287)
Less gain from discontinued operations	6,064	8,477	10,620

Loss from continuing operations	(9,614)	(9,854)	(18,907)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	13,733	12,682	10,912
Amortization of intangible assets	434	477	867
Stock-based compensation	8,949	5,400	7,564
Other	57	(33)	(59)
Changes in, net of amounts acquired:
Accounts receivable	445	(5,448)	(444)
Inventories	(5,157)	(7,733)	(1,743)
Other assets	(784)	(348)	1,425
Accounts payable, accrued expenses and other liabilities	7,897	7,237	704

Net cash provided by continuing operations	15,960	2,380	319
Net cash provided by (used in) discontinued operations	(2,394)	1,420	9,594

Net cash provided by operating activities	13,566	3,800	9,913

Investing Activities:
Purchases of marketable securities	(22,358)	(15,910)	(46,926)
Sales and maturities of marketable securities	23,911	14,130	51,705
Purchases of fixed assets	(13,019)	(8,323)	(13,197)
Proceeds from the sale of discontinued operations	4,969	5,946	3,964
Purchase of Salu, less cash acquired	(17,977)	—	—
Purchases of intangible assets	(64)	(145)	—

Net cash used in continuing investing activities	(24,538)	(4,302)	(4,454)
Net cash used in discontinued investing activities	(1,073)	—	—

Net cash used in investing activities	(25,611)	(4,302)	(4,454)

Financing Activities:
Proceeds from exercise of stock options, warrants, and employee stock purchase plan	820	216	525
Proceeds from line of credit and term loan	10,000	2,986	5,000
Principal payments on capital leases, line of credit and term loan obligations	(320)	(5,571)	(4,359)
Purchase of treasury stock	(193)	(151)	—

Net cash provided by (used in) financing activities	10,307	(2,520)	1,166

Net increase (decrease) in cash and cash equivalents	(1,738)	(3,022)	6,625
Cash and cash equivalents at beginning of year	22,175	25,197	18,572

Cash and cash equivalents at end of year	$20,437	$22,175	$25,197

Supplemental Cash Flow Information:
Cash paid for interest	$520	$215	$360
Common stock issued for purchase of Salu	$17,271	—	—
Equipment acquired in capital lease agreements	$1,012	$226	$524

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Accounting Policies

Description of Business

drugstore.com, inc. is a leading online retailer of health, beauty, clinical skincare, and vision products. We provide a convenient, private, and informative shopping experience while offering a wide assortment of products through our web stores located on the Internet as follows:

Health, Beauty & Pharmacy	OTC Partnerships
www.drugstore.com	www.medcohealthstore.com
www.Beauty.com	www.riteaidonlinestore.com
www.SkinStore.com (1)	www.spalook.com (1)
www.DrWeilVitaminAdvisor.com (3)

Microsites	Vision and Vision Partnerships
www.thenaturalstore.com	www.VisionDirect.com
www.athisbest.com	www.LensMart.com
www.sexualwellbeing.com	www.Lensworld.com
www.allergysuperstore.com	www.LensQuest.com
www.vitaminemporium.com	www.pearlevisioncontacts.com (2)
www.lenscrafterscontacts.com (2)

(1)	On February 19, 2010, we completed the acquisition of Salu, Inc., now Salu Beauty, Inc. (Salu), owner of SkinStore.com and operator and fulfillment partner for the spalook.com web store. See Note 2 of our consolidated financial statements.
(2)	In January 2011, we launched two sites under our partnership with Luxottica Group, S.p.A. (Luxottica), a global leader in the design, manufacturing and distribution of fashion, luxury, and sport eyewear.
(3)	We act as the exclusive fulfillment provider for customized nutritional supplements sold through www.DrWeilVitaminAdvisor.com, www.DrWeil.com, and other Dr. Weil-related websites.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include those of drugstore.com, inc. and our subsidiaries. All material intercompany transactions and balances have been eliminated.

We operate using a 52/53-week retail calendar year with each of the fiscal quarters in a 52-week year representing a 13-week period. Fiscal year 2010 is a 52-week year, fiscal year 2009 is a 53-week year, with the fourth quarter of 2009 representing a 14-week period, and fiscal year 2008 is a 52-week year.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates include, but are not limited to, revenue recognition, inventories, goodwill and intangible assets, stock-based compensation, deferred taxes, and commitments and contingencies. Actual results could differ from our estimates, and these differences could be material.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents include money market funds and commercial paper.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The evaluation includes our view that our investments in debt securities are available to support current operations and therefore classified as a current asset. At January 2, 2011 and January 3, 2010, marketable securities, which are considered available-for-sale and carried at fair value with unrealized gains or losses included in accumulated other comprehensive income in stockholders’ equity and consisted primarily of U.S. government agency obligations, corporate notes, and commercial paper. Cost of securities sold is determined using the specific identification method.

We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the amortized cost, how long the market value of the investment has been less than its amortized cost, the performance of the issuer’s price in relation to the price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the issuer, and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge against net earnings. No such charges have been recorded in fiscal years 2010, 2009, and 2008.

Fair Value

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

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on observable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

See Note 5 for a summary of our assets and liabilities that we measure at fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of our holdings of cash, cash equivalents, marketable securities, and accounts receivable. Our credit risk is managed by investing our cash equivalents and marketable securities in high-quality money market instruments and securities of the U.S. government agencies, and high-quality corporate issuers. We manage our credit risk through monitoring the stability of the United States-based financial institutions we use and the diversification of our financial resources by limiting the investment in any one issuer of not more than 10% of the total portfolio at the time of purchase, except for investments in U.S. treasuries and agencies and investment advisors’ money market funds.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable

Accounts receivable includes amounts due primarily from customers from the sales of products and vendors from promotional funding and rebates. At January 2, 2011 and January 3, 2010, vendor receivables, net, were $7.2 million and $7.3 million, respectively, and customer receivables, net, were $6.7 million and $6.0 million, respectively. We record accounts receivable net of allowances for doubtful accounts, which were $55,000 as of January 2, 2011 and $69,000 as January 3, 2010. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time receivables are past due, previous loss history, our ability to offset our obligations, and the customer’s ability to pay its obligation. We write off accounts receivable when they become uncollectible, and any payments subsequently received are applied to the allowance for doubtful accounts.

Inventories

Inventories consist of finished goods and are stated at the lower of cost (using the weighted average cost method) or the current estimated market value and adjusted for shrinkage, slow moving, damaged, and expired inventory.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization, which includes the depreciation of assets recorded under capital leases. We determine depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from two to ten years. Fixed assets purchased under capital leases and leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Repairs and maintenance costs are expensed as incurred.

Fixed assets include the cost of internally developed software and website development, including software used to upgrade and enhance our websites. We expense all costs related to internally developed software other than those costs incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, generally three years. Internal labor costs, including benefit costs, and third-party consulting costs totaling $10.1 million, $6.6 million, and $12.0 million, were capitalized during the fiscal years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively.

Leases

We categorize leases at their inception as either operating or capital leases depending on certain defined criteria. We recognize operating lease costs on a straight-line basis without regard to deferred payment terms and lease incentives are treated as a reduction of our costs over the term of the agreement.

Other Intangible Assets

Other intangible assets consist of trade names, a service contract, developed technology, domain names, patents and customer lists acquired in connection with the purchase of Salu, Vision Direct, CNS and our private label de~luxe™ brand of natural, spa quality personal care products. All definite-lived intangible assets are being amortized over their expected useful lives, which range from two to ten years.

Goodwill

We test for impairment of goodwill during the fourth quarter of each year and whenever indicators of impairment occur. The first phase of the test screens for impairment, while the second phase of the test (if

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During fiscal 2010, 2009 and 2008 we estimated the fair value of our reporting units by preparing a discounted cash flow analysis using forward looking projections of our estimated future operating results. Based on the results of the discounted cash flow analysis each year, we concluded that the fair value of our reporting units exceeded the carrying value, and therefore goodwill was not impaired. We also considered as an indicator of market value the market value of our common stock during the fourth quarter of the respective fiscal years.

The significant assumptions used in our discounted cash flow analysis included: projected operating results, the discount rate used to present value future cash flows, and capital expenditures. Projected operating results assumptions include sales growth assumptions which are based on historical trends, and to a lesser extent, future sales growth from new strategic partnerships or initiatives. Also included in projected operating results are gross margin and operating cost growth assumptions which are based on the historical relationship of those measures compared to sales. Our discount rate is a “market participant” weighted average cost of capital (WACC). Our capital expenditure assumptions are based on our planned capital expenditures for existing and new projects. Sensitivity tests were performed on our significant assumptions and determined that a reasonable, negative change in assumptions would not impact our conclusions.

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

We review our indefinite-lived intangible assets, other than goodwill, for impairment annually during the fourth quarter or when an indicator of impairment exists. We compare the carrying value of the asset to its estimated fair value based upon a discounted cash flow analysis and record an impairment charge when the carrying value of the asset exceeds the estimated fair value. Based upon our review, we recorded no impairment for amortized or unamortized long-lived assets in fiscal 2010, 2009, or 2008.

Net Sales

We recognize revenue from product sales or services rendered (including advertising revenues), net of sales tax, when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price or fee earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables.

Revenues are recorded when the products are shipped and title passes to customers, net of promotional discounts, cancellations, rebates, and returns allowances. We generally require payment at the point of sale. We

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimate return allowances, which reduce product sales by our estimate of expected product returns, based on our historical experience. Historically, product returns have not been significant and have not differed significantly from our estimates. We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amounts earned. Generally, when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, we record revenue on a gross basis. In addition, when we report revenue from fulfillment partnerships, we include in revenues, the costs of the products sold and our variable fulfillment costs to fulfill each order that are received from our fulfillment partners.

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

Shipping Activities

Our revenues from shipping charges to customers are included in net sales and were $15.0 million for the year ending on January 2, 2011, $13.5 million for the year ending on January 3, 2010, and $13.8 million for the year ending on December 28, 2008. Outbound shipping costs are included in cost of sales and were $34.7 million for the year ending on January 2, 2011, $28.3 million for the year ending on January 3, 2010, and $25.9 million for the year ending on December 28, 2008. The net cost to us of shipping activities was $19.7 million for the year ending on January 2, 2011, $14.8 million for the year ending on January 3, 2010, and $12.1 million for the year ending on December 28, 2008.

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

Marketing and Sales

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytic tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. Advertising and other

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

promotional costs, which consist primarily of online advertising, and to a lesser extent, royalty and public relations expenditures, are expensed as incurred, and were $34.2 million, $27.3 million, and $22.8 million for the years ended January 2, 2011, January 3, 2010, and December 28, 2008.

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

Foreign Currency

Assets and liabilities of our foreign subsidiaries are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars using average exchange rates for the period. Gains and losses resulting from the translation of our consolidated balance sheet are recorded as a component of accumulated other comprehensive income. Realized gains and losses from foreign currency transactions are recognized as interest and other income (expense), net.

Interest Income and Expense

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with capital leases and debt obligations. Interest income for the years ended January 2, 2011, January 3, 2010, and December 28, 2008, totaled $0.1 million, $0.3 million, and $1.1 million, respectively. Interest expense was $0.5 million, $0.2 million, and $0.5 million for the years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively.

Accumulated Other Comprehensive Income/Loss

Accumulated other comprehensive income/loss consists of the accumulated net unrealized gains and losses on available-for-sale securities (see note 5) and cumulative translation adjustments from the translation of assets and liabilities of our foreign subsidiaries into U.S. dollars. Our currency translation adjustment included in accumulated other comprehensive income/loss as of January 2, 2011 was an unrealized gain of $76,000 and as of January 3, 2010, and December 28, 2008, was an unrealized loss of $133,000 and $76,000, respectively.

Income Taxes

We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income and capital gains by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. We allocate our valuation allowance to current and long-term deferred tax assets on a pro-rata basis.

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

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on the date of grant and recognized over the service period for awards expected to vest. The fair value of stock options and stock appreciation rights is based on the estimated grant date fair value method using the Black-Scholes valuation model. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Net Loss per Share

We compute net income (loss) per share using the two-class method. We compute basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares outstanding during the applicable period, including outstanding participating securities when in a net income position. Participating securities include unvested restricted stock awards and restricted stock units, as holders of these securities are entitled to receive non-forfeitable dividends prior to vesting at the same rate as holders of our common stock. Because we had a net loss for the years ended 2010, 2009 and 2008, none of the loss was allocated to the participating securities. In addition, 816,450 shares of common stock held in escrow in connection with the acquisition of Salu were also excluded from the computation of net income (loss) per share for the year ended January 2, 2011 as these shares were considered contingently issuable shares. We compute diluted earnings per share using the weighted-average number of shares determined for the basic net income (loss) per share computation plus the dilutive effect of common stock equivalents to the extent it does not create anti-dilution using the treasury stock method.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We excluded the following shares from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	For the year ended
	January 2, 2011	January 3, 2010	December 28, 2008
Stock options and stock appreciation rights (1)	20,064,342	16,635,725	16,706,547
Restricted stock units	1,274,672	—	—
Non-released restricted stock (2)	1,671,191	2,124,738	—
Warrants	700,000	400,000	400,000
Contingently issuable shares	816,450	—	—

	24,526,655	19,160,463	17,106,547

(1)	Fiscal year 2009 excludes approximately 3.4 million shares subject to stock options and stock appreciation rights that were subject to stockholder approval, which was obtained on June 10, 2010.
(2)	Fiscal year 2009 excludes approximately 700,000 shares of restricted stock that were subject to stockholder approval, which was obtained on June 10, 2010.

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

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition: Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this guidance on January 3, 2011.

In June 2008, the FASB issued new guidance that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under guidance related to certain contracts involving an entity’s own equity. We adopted the provisions of this guidance on the first day of our fiscal year 2009 and upon adoption, we recorded a cumulative change in accounting principle, which resulted in a reduction to common stock of $407,000 and a reduction in our accumulated deficit of $285,000, as well as, we reclassified $285,000 to a long-term liability. Additionally, we adjust the fair value of the warrants subject to this guidance to fair market value at the end of each reporting period. For the year ended January 2, 2011, we recorded a benefit to stock-based compensation of $192,000 and for the year ended January 3, 2010, we recorded additional stock-based compensation of $345,000 related to the increase in the fair value of these warrants.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisition of Salu

We account for acquisitions using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed from acquisitions are recorded at their fair value as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired is recorded as goodwill.

On February 19, 2010, we acquired Salu. The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of December 27, 2009, by and among drugstore.com, Silk Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of drugstore.com, Salu, certain stockholders of Salu, and a representative of all stockholders of Salu. As consideration for their shares of Salu, the stockholders of Salu received $19.4 million in cash (less approximately $1.9 million of Salu’s transaction expenses and the repayment of Salu’s outstanding debt obligation of $2.6 million paid out of the merger consideration) and 5,425,678 shares of drugstore.com common stock with a fair value of $17.3 million. Of this initial consideration, drugstore.com paid approximately $2.7 million in cash and 816,450 shares of our common stock into escrow to secure post-closing indemnification obligations of Salu’s stockholders. Additionally, certain employees of Salu are eligible to receive a performance incentive payment payable in cash over a two-year period commencing in fiscal year 2010 with an aggregate value of $2.5 million if the surviving entity achieves certain financial and other performance targets. On the acquisition date, we recorded a liability of $0.5 million which represented the fair value of the portion of the performance incentive payment that will be accounted for as additional consideration. Any adjustments to the fair value of our initial estimate of the performance incentive payment may affect our consolidated statements of operations and could have a material impact on our financial results. In 2010, approximately $0.2 million of the initial purchase price, equal parts of cash and stock, was reimbursed and $0.2 million was due from escrow in connection with adjustments allowed for under the Agreement and Plan of Merger. Also in 2010, we reduced the performance incentive liability to $0.3 million and recorded a benefit to the statement of operations of $0.2 million.

We financed a portion of the cash payable at the closing of the acquisition described above by borrowing $10.0 million under our revolving two-year line of credit pursuant to our March 2009 loan and security agreement with our existing bank. In conjunction with the acquisition, we also paid $1.4 million in transaction fees in the first quarter of 2010, which are recorded in general and administrative expenses in the statement of operations. In 2010, we also incurred integration costs and purchase accounting adjustments of approximately $0.7 million, which are recorded in general and administrative expenses and cost of sales ($0.1 million) in our statements of operations. Salu’s results of operations are included in the consolidated statements of operations beginning February 20, 2010, and generated net sales of $42.3 million, and net income of $2.3 million, excluding integration costs and purchase accounting adjustments of $0.3 million.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the fair values of Salu’s acquired assets and liabilities assumed based on the total consideration of $36.9 million, which represents $19.4 million of cash, $17.3 million of common stock issued, and $0.5 million of deferred acquisition payments, less $0.2 million of funds due from escrow. The following table also includes cash acquired of $1.4 million as of the acquisition date (in thousands):

Total current assets	$7,105
Fixed assets	406
Goodwill (1)	25,347
Identifiable intangible assets (2):
Trademarks	8,749
Service contract	2,087
Developed technology	501

Total assets acquired	44,195

Total current liabilities	(4,251)
Long-term deferred tax liabilities	(3,070)

Total liabilities assumed	(7,321)

Total consideration	$36,874

(1)	Goodwill represents the excess of the purchase price over the fair values of the net assets acquired and represents the value of the expected synergies to be realized by combining Salu with our beauty business to become one of the largest online beauty retailers offering mass beauty products, prestige brands and clinical skincare products.
(2)	Purchased definite-lived intangible assets will be amortized on a straight-line basis over their respective useful lives ranging from three to nine years. Trademarks, identified as indefinite-lived assets, will be tested annually or whenever an indicator of impairment exists. Any resulting impairment charge would be measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

Unaudited Pro Forma Financial Information

The financial information in the table below summarizes the combined results of our operations and Salu’s on a pro forma basis, as though the companies had been combined as of the beginning of the year ended January 3, 2010. The 2010 pro forma earnings were adjusted to exclude $2.1 million of acquisition-related costs and the 2009 pro forma earnings were adjusted to include those costs. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of the year ended January 3, 2010 and is not intended to be a projection of future results or trends.

	January 2, 2011	January 3, 2010
	(in thousands)
Net sales	$463,214	$417,871
Net loss	$(3,477)	$(3,612)

3. Discontinued Operations

On July 29, 2010, drugstore.com and DS Pharmacy, Inc., our wholly owned subsidiary, entered into a second amendment to the asset purchase agreement dated May 5, 2010, as amended July 14, 2010, with BioScrip, Inc., and BioScrip Pharmacy Services, Inc., its wholly owned subsidiary (BioScrip), of which the sale

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

closed on July 30, 2010. Under the terms of the agreement, BioScrip Pharmacy Services purchased substantially all of the assets of DS Pharmacy for a purchase price of $10.5 million, subject to adjustment for changes in gross profit of the business. Of this initial consideration, BioScrip paid $5.0 million in connection with closing, with $0.5 million accounting for the purchase of inventory and $4.5 million accounting for the purchase of other assets. BioScrip will pay the remaining $5.5 million of the consideration into escrow in installments, based on the monthly profitability of the business, over the 12 months following the closing. The final amount paid out of escrow will be determined after the 12-month period based on the profitability of the prescription pharmacy business during that period. For the year ended January 2, 2011, we recognized $1.6 million of the contingent consideration and will continue to earn all or a portion of the remaining consideration of $3.9 million over the remaining contract period in 2011. Additionally, the parties entered into a 5-year marketing agreement allowing drugstore.com pharmacy customers to continue to order as they always have through the drugstore.com web store. Under the agreement, 12 months following the closing of July 30, 2010, BioScrip will pay drugstore.com a fee to continue to market the drugstore.com pharmacy, which will be served by BioScrip. We consider the marketing service fees to be indirect cash inflows of our discontinued mail-order pharmacy segment, as the fees earned are not a significant source of ongoing future revenue.

On September 3, 2008, we entered into an amended and restated main agreement with Rite Aid whereby we transferred to Rite Aid the rights to our local pick-up pharmacy business (LPU), which included prescription refills sold online through the drugstore.com web store or the Rite Aid online store and picked up by customers at Rite Aid stores, in exchange for $9.9 million, paid in ten monthly installments beginning in September 2008. We recorded the purchase price as a deferred gain that we recognized over the ten-month contractual payment period ended June 2009. Additionally, Rite Aid paid drugstore.com ongoing marketing service fees for the continued marketing of Rite Aid’s LPU offering on the drugstore.com site during the term of the agreement, which terminated in May 2010. In addition, the pharmacy agreement terminated as of July 2010. We considered the marketing service fees to be indirect cash inflows of our discontinued LPU segment, as the fees earned are not a significant source of ongoing future revenue.

We have classified the results of operations of our mail-order pharmacy and LPU business segments as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The following table summarizes the results of operations that we have classified as discontinued operations.

	For the year ended
	January 2, 2011	January 3, 2010	December 28, 2009
Net sales	$16,664	$37,258	$44,365
Income from discontinued operations—mail-order pharmacy	162	2,531	2,540
Net gain from sale of mail-order pharmacy	5,902	—	—

Gain from discontinued operations—mail-order pharmacy	6,064	2,531	2,540
Gain from discontinued operations—LPU pharmacy	—	5,946	8,080

Gain from discontinued operations, net of tax	$6,064	$8,477	$10,620

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have classified the assets and liabilities of our mail-order pharmacy segment as net assets and liabilities from discontinued operations in the accompanying consolidated balance sheets for all periods presented.

	January 2, 2011	January 3, 2010
Accounts receivable (1)	$1,711	$1,798
Inventories	—	912
Other current assets	10	61
Fixed assets, net	719	61

Assets of discontinued operations	$2,440	$2,832

Accounts payable	$—	$4,220
Accrued liabilities	—	340
Other current liabilities	—	21

Liabilities of discontinued operations	—	4,581

Net assets (liabilities) of discontinued operations	$2,440	$(1,749)

(1)	Accounts receivable as of January 2, 2011, primarily represents amounts due from BioScrip.

4. Strategic Agreements

Agreements with Medco

In November 2008, we entered into a five-year web store hosting and fulfillment agreement with Medco Health Services, Inc. (Medco) whereby drugstore.com provides technical development and operation services, consumer health products and OTC merchandising, fulfillment capabilities and customer care for the non-prescription drug offerings in the Medco-branded online store. In June 2009, we launched the Medco-branded online store. Under the terms of the original agreement, we retained the revenue collected from the customer order at the Medco-branded online store, and Medco earned a percentage of the contribution margin generated by the order. We recorded the amount paid to Medco as a marketing and sales expense in our consolidated statements of operations. In August 2010, we entered into an amended web store hosting and fulfillment agreement with Medco, extending the agreement through 2018. Under the amended agreement, we now receive from Medco the costs of the products sold plus our variable fulfillment costs and a fixed fee on customer orders at the Medco-branded online store. Accordingly, beginning with the third quarter of 2010, we record the amount received from Medco as revenue and do not incur any marketing and sales expense.

Agreements with Rite Aid

In June 1999, we entered into a ten-year strategic relationship with Rite Aid Corporation (Rite Aid). On September 3, 2008, we amended and restated both the main agreement and the pharmacy supply and services agreement dated June 17, 1999 between Rite Aid and drugstore.com. In May 2010, the main agreement between Rite Aid and drugstore.com terminated. In July 2010, the pharmacy portions of the agreement were terminated.

Under the amended and restated pharmacy and private label supply and services agreement, Rite Aid had granted drugstore.com, during the two-year term of the agreement, a nonexclusive, fully paid license to the Rite Aid information and pharmacy systems that were integrated with our systems, subject to third-party rights to such technology. Through this technology integration, Rite Aid adjudicated and collected insurance reimbursement payments for prescription medications in our mail-order pharmacy segment on behalf of

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

drugstore.com. In addition, we have the right to purchase pharmaceutical inventory and Rite Aid private label over-the-counter products through Rite Aid. As a result of this relationship, Rite Aid was one of our largest suppliers. On July 30, 2010, we closed the sale of substantially all of our pharmacy assets to BioScrip. As a result, we no longer procure pharmacy inventory or rely on Rite Aid’s pharmacy systems under these agreements.

Also on September 3, 2008, we entered into a two-year web store and fulfillment agreement with Rite Aid whereby drugstore.com provided site design, development, hosting, customer service, and fulfillment for the Rite Aid online store. In December 2008, we launched the Rite Aid online store. In December 2010, this agreement renewed for an additional one-year term. Under the terms of this agreement, we retain revenues collected from the order at the Rite Aid online store, and Rite Aid earns a percentage of the contribution margin generated by the order. We record the amount paid to Rite Aid as a marketing and sales expense in our consolidated statements of operations.

Agreements with Luxottica Group, S.p.A.

In November 2009, we entered into a strategic multi-year e-commerce partnership with Luxottica Group, S.p.A. (Luxottica) whereby our subsidiary Vision Direct, Inc. provides site design, development and hosting services, the purchasing, inventory management, and other fulfillment services, and the marketing, merchandising and related customer services, including prescription verification, for the Luxottica-branded online stores. In January 2011, we launched two of Luxottica’s branded web stores, www.pearlevisioncontacts.com and www.lenscrafterscontacts.com. Under the partnership, we receive from Luxottica the costs of the products sold plus our variable fulfillment costs and a fixed percentage of the sales generated through the Luxottica-branded online stores and certain sales generated in the Luxottica-branded offline stores. We will record the amounts received from Luxottica as revenue.

Agreements with Amazon.com

In June 2009, we entered into a three-year merchant agreement with Amazon.com, a related party, to sell OTC products through the marketplace on the Amazon.com website. In September 2007, we entered into a three-year merchant agreement with Amazon.com to sell prestige beauty products through the Beauty.com marketplace on the Amazon.com website, and as of early 2011 we continued to sell prestige beauty products through this marketplace. We ship the Amazon.com orders from our distribution facility in exchange for an agreed-upon product price less a referral fee. Product revenue generated by the merchant agreements totaled $10.8 million in 2010, $3.6 million in 2009, and $1.3 million in 2008, and referral fees paid totaled $1.7 million in 2010, $0.6 million in 2009, and $0.2 million in 2008. As of January 2, 2010, January 3, 2010, and December 28, 2008, amounts due from Amazon.com totaled $0.4 million, $0.3 million, and $49,000, respectively.

5. Fair Value

We measure the fair value of money market funds based on quoted prices in active markets for identical assets. All other financial instruments measured at fair value were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

As of January 2, 2011, we had deferred acquisition payments totaling $0.3 million, in conjunction with our acquisition of Salu on February 19, 2010, that is categorized as a Level 3 liability. We utilized a discounted cash flow model that incorporated several different assumptions of future performance and a discount rate to

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determine fair value. In the fourth quarter of 2010, we decreased the deferred acquisition payment from $0.5 million and recognized a benefit of $0.2 million in the statement of operations.

The carrying value approximates the fair value for all other financial instruments that we do not measure at fair value on the balance sheets, including accounts receivable and debt, due to the short-maturities or variable interest rate of the instruments.

Assets and liabilities measured at fair value consist of the following:

	January 2, 2011
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Total Fair Value
	(in thousands)
Cash	$11,973	$—	$—	$11,973
Level 1 securities:
Money market funds	7,065	—	—	7,065
Level 2 securities:
Commercial paper	2,727	—	—	2,727
U.S. government agency obligations	8,128	—	2	8,126
Corporate notes and bonds (2)	3,638	2	—	3,640

Total cash, cash equivalents and marketable securities	$33,531	$2	$2	$33,531

Level 3 liabilities:
Deferred acquisition payment				$289

	January 3, 2010
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Total Fair Value
	(in thousands)
Cash	$12,316	$—	$—	$12,316
Level 1 securities:
Money market funds	7,059	—	—	7,059
Level 2 securities:
Commercial paper	6,398	—	—	6,398
U.S. government agency obligations	9,365	35	—	9,400
Corporate notes and bonds (2)	1,680	—	—	1,680

Total cash, cash equivalents and marketable securities	$36,818	$35	$—	$36,853

(1)	As of January 2, 2011, U.S. government agency obligations had unrealized losses totaling $2,000 and as of January 3, 2010, there were no investments with loss positions. We evaluated the nature of our investments, credit worthiness of the issuer, and the duration of any impairments to determine if an other-than-temporary decline in fair value had occurred.
(2)	Corporate notes and bonds include investments in corporate institutions. No single issuer represents a significant portion of the total corporate notes and bonds portfolio.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes contractual maturities of marketable securities including cash equivalents as of January 2, 2011:

	Cost or Amortized Cost	Fair Value
Due within one year	$11,577	$11,577
Due one year through two years	2,916	2,916

	$14,493	$14,493

6. Fixed Assets

Fixed assets consist of the following:

	January 2, 2011	January 3, 2010
	(in thousands)
Computers and equipment	$23,112	$22,780
Purchased and internally developed software	50,659	45,000
Furniture and fixtures	2,334	2,531
Leased assets	5,982	6,121
Leasehold improvements	10,160	10,094

	92,247	86,526
Less accumulated depreciation and amortization	(75,607)	(65,973)

	16,640	20,553
Construction in progress	8,541	3,551

Total	$25,181	$24,104

Depreciation expense on fixed assets was $13.7 million in 2010, $12.7 million in 2009, and $10.9 million in 2008. Accumulated amortization on leased assets was $5.9 million and $5.8 million as of January 2, 2011 and January 3, 2010. Amortization on leased assets is included in depreciation expense.

7. Other Intangible Assets and Goodwill

Intangible Assets

The other intangible assets balances as of January 2, 2011 were as follows (in thousands):

	Weighted Average Years Useful Life	Balance January 3, 2010	Acquisitions (1)	Other (2)	Accumulated Amortization	Balance January 2, 2011
Vision Direct trade name	indefinite	$2,700	$—	$—	$—	$2,700
Salu trademarks	indefinite	—	8,749	138	—	8,887
Trademarks	indefinite	292	—	—	—	292
Salu service contract and developed technology (3)	7.8	—	2,588	—	(318)	2,270
Technology license, domain names and other	8.2	406	64	—	(116)	354

Total other intangible assets	7.9	$3,398	$11,401	$138	$(434)	$14,503

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	On February 19, 2010, in conjunction with the acquisition of Salu, we acquired identifiable intangible assets of $11.3 million.
(2)	Represents the impact of foreign exchange rate differences.
(3)	The Salu service contract assumes the five-year renewal period is exercised.

The other intangible assets balances as of January 3, 2010 were as follows (in thousands):

	Weighted Average Years Useful Life	Balance December 28, 2008 (1)	Acquisitions	Accumulated Amortization (1)	Balance January 3, 2010
Vision Direct trade name	indefinite	$2,700	$—	$—	$2,700
Trademarks	indefinite	252	40	—	292
Technology license, domain names and other	8.4	709	105	(408)	406

Total other intangible assets	8.4	$3,661	$145	$(408)	$3,398

(1)	During 2009, we wrote off $12.3 million of fully amortized intangible assets related to our GNC vendor agreement with a net book value of $0.

The following table summarizes our estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal year
2011	$529
2012	502
2013	355
2014	256
2015	236

Total	$1,878

Goodwill

The following table summarizes our goodwill by business segment (in thousands):

	OTC	Vision	Total
Balance at December 28, 2008 and January 3, 2010	$8,404	$23,798	$32,202
Acquisitions (1)	25,347	—	25,347
Other (2)	44	—	44

Balance at January 2, 2011	$33,795	$23,798	$57,593

(1)	On February 19, 2010, we completed our acquisition of Salu resulting in goodwill of $25.3 million from the excess of the purchase price over the fair value of the net assets acquired.
(2)	Represents the impact of foreign exchange rate differences.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Obligations

Line of Credit

In March 2011, we entered into a loan and security agreement with our existing bank, which includes a revolving three-year line of credit allowing for borrowings up to $40.0 million, which accrue interest at LIBOR plus 2.5% – 3%, or prime plus 0% – 0.5%. This agreement replaced our two-year $25.0 million line of credit scheduled to mature in March 2011. As of January 2, 2011, $13.0 million was outstanding under the line of credit, which was refinanced under the new three-year line of credit maturing in March 2014. As a result we have classified the balance outstanding on the line of credit as long-term. Availability under each line of credit was also reduced by a $541,000 letter of credit we provided to our corporate headquarters landlord. As of January 2, 2011, the available borrowings under the two-year line of credit were approximately $11.5 million and in March 2011, the available borrowings under the three-year line of credit were approximately $26.5 million. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, cash and investment balances, and balances outstanding under our line of credit. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants. As of January 2, 2011, we exceeded our capital expenditure covenant of $14.0 million by $0.1 million, and as of January 30, 2011 we failed our adjusted quick ratio covenant, which were both waived in conjunction with the March 2011 loan and security agreement renewal. In our new agreement, the adjusted quick ratio definition was redefined to reduce the possibility of non-compliance in the future. The agreement identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of January 2, 2011, none of these events had occurred.

Capital Leases

We lease equipment and software under non-cancelable capital leases. Capital lease obligations bear interest ranging from 3% to 8% and mature 24- 36 months from the date of funding. We secured additional funds of $1.7 million during 2010 and $0.2 million during 2009, through capital lease financing agreements. We are in compliance with all covenants required by these agreements.

Maturities of capital leases at January 2, 2011 are as follows (in thousands):

Fiscal Year
2011	$625
2012	589
2013	442

Total minimum payments	1,656
Less amounts representing interest	(76)

Present value of minimum payments	1,580
Less current portion of capital lease obligations	(581)

Non-current portion of capital lease obligations	$999

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies

Operating Leases

We lease office, distribution center, and call center facilities under non-cancelable operating leases. We have the option to extend some of these leases for one or two additional terms of five years. Total rent expense under operating leases was $3.6 million in 2010 and 2009, and $3.7 million in 2008.

Future minimum commitments at January 2, 2011 are as follows (in thousands):

Fiscal Year	Operating Leases
2011	$3,120
2012	3,174
2013	2,336
2014	1,582
2015	1,562
Thereafter	6,050

Total minimum payments	$17,824

Other

In connection with the lease arrangements for our corporate headquarters, we are required to provide a standby letter of credit to our landlord as a security deposit, which will be renewed annually until the end of the lease term. The standby letter of credit is funded under our revolving line of credit and is not required to be secured with cash. As of January 2, 2011, cash and money market funds include $5.0 million, which serves as collateral on a contract. The contract is cancelable upon 30-days written notice and therefore the cash equivalent is considered readily available within 30 days and reported as cash and cash equivalents on our consolidated balance sheet. In December 2010, we entered into an agreement to purchase approximately $5.0 million of hardware and software to automate our primary distribution center.

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The parties in the approximately 300 coordinated cases, including the parties in drugstore.com’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including drugstore.com. The District Court approved the settlement on October 5, 2009. Two appeals of the settlement approval are proceeding. Plaintiffs have moved to dismiss both appeals.

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

10. Income Taxes

No federal tax benefit or expense was recorded in 2010, 2009, and 2008, due to our ongoing operating losses. In addition, no tax benefit or expense related to discontinued operations has been recorded due to the continuing and historical tax losses related to the LPU and mail-order pharmacy businesses. Our deferred tax assets consist primarily of net operating loss carry-forwards and amortization and impairment of intangible assets. We have provided a valuation allowance for our deferred tax assets to an amount expected to be realized.

At January 2, 2011, we had approximately $626.9 million of federal net operating loss carry-forwards that will expire beginning in 2018. Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years. Based upon our cumulative historic ownership activity, it likely results in a significant limitation on the utilization of our net operating loss carryforwards.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At January 2, 2011, we had approximately $77.9 million of state net operating loss carry-forwards that will expire beginning in 2011.

Approximately $12.0 million of our net loss carry-forwards are related to tax-deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carry-forwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at the enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	January 2, 2011	January 3, 2010
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward (federal)	$219,408	$201,837
Net operating loss carry-forward (state)	4,690	3,822
Net operating loss carry-forward (foreign)	106	—
Depreciation, amortization and impairment of intangible assets	20,937	27,537
Tax credit carry-forwards	1,462	1,414
Stock based compensation	13,760	10,451
Other temporary differences	1,659	2,749

Total gross deferred tax assets	262,022	247,810
Less valuation allowance	(262,022)	(247,810)

Net deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Indefinite-lived intangible assets	(4,079)	(959)

Net deferred tax liability	$(4,079)	$(959)

A reconciliation of income taxes from continuing operations computed at the statutory rate to the income tax amount recorded is as follows:

	January 2, 2011	January 3, 2010	December 28, 2008
	(in thousands)
Income tax benefit at statutory rate	$1,244	$481	$2,899
State taxes, net of federal impact	394	242	2,093
State net operating loss expiration	(744)	(7,569)	(597)
Prior period adjustment-true up deferred balance	(1,541)	—	—
Nondeductible transaction costs	(494)	—	—
Impact of rate change—State	3,049	430	(172)
Other	34	(188)	(190)
Decrease (increase) in valuation allowance, net of amounts acquired	(1,942)	6,604	(4,033)

Total income tax benefit	$—	$—	$—

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders’ Equity

Outstanding Warrants

We have the following warrants outstanding as of January 2, 2011, issued in connection with various consulting agreements. The fair value of the warrants was determined using the Black-Scholes option pricing model and recorded in general and administrative expenses in the consolidated statements of operations as follows:

	Shares	Exercise Price	Expiration Date	Stock-compensation expense (in thousands)
Issue Date				FY 2010	FY 2009	FY 2008
February 2010	300,000	$2.00	February 2020	$727	$—	$—
June 2008	50,000	$2.53	June 2018	—	—	69
March 2008	100,000	$2.53	March 2018	—	—	163
June 2007 (1)	200,000	$2.50	June 2017	(192)	345	—
July 2007	50,000	$2.53	July 2017	—	—	—

	700,000			$535	$345	$232

(1)	At the end of each reporting period, we adjust the fair value of the June 2007 warrants as they are considered liability instruments.

12. Employee Benefit Plans

Defined Contribution Plan

We have a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all of our employees (401(k) Plan). Eligible employees may contribute amounts to the 401(k) Plan via payroll withholding, subject to certain limitations. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits us but does not require us to make additional matching contributions to the 401(k) Plan on behalf of all participants in the 401(k) Plan. Beginning in 2008, we began matching 25% of the employee contributions up to $1,000. We made matching contributions under our 401(k) Plan of approximately $200,000 in 2010 and 2009 and $180,000 in 2008.

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

2008 Equity Incentive Plan—Under the terms of the 2008 Equity Plan, which replaced the 1998 Stock Plan, our board of directors may grant stock options, stock appreciation rights, restricted stock, restricted stock units,

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance shares and performance units, and other stock or cash awards to employees, directors, and consultants who provide services to drugstore.com. The board of directors has reserved 8.0 million shares of our common stock for issuance under the 2008 Equity Plan, as well as up to 15.0 million shares from stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited or that we repurchase. The shares may be authorized, but unissued, or reacquired common stock. As of January 2, 2011, there were 5.5 million shares available for grant under the 2008 Equity Plan.

Under the 2008 Equity Plan, stock appreciation rights, which are the rights to receive the appreciation in fair market value of common stock between the exercise date and the date of grant, become exercisable at the times and on the terms established by the plan administrator. The plan administrator has complete discretion to determine the terms and conditions of stock appreciation rights granted under the 2008 Equity Plan; provided, however, that the exercise price may not be less than 100% of the fair market value of a share on the date of grant. The term of a stock appreciation right may not exceed ten years. Under the 2008 Equity Plan, the plan administrator may issue awards of restricted stock, restricted stock units, and performance units and performance shares at its sole discretion. Restricted stock awards and restricted stock units generally vest every six-months over a period of four years. In June 2010, the Board of Directors approved the granting of restricted stock units as permitted under the 2008 Plan.

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

Under the codification guidance for stock compensation, a grant date cannot occur before all necessary approvals have been obtained, including stockholder approval of the reservation of sufficient additional shares under the plan. Accordingly, the restricted stock awards, stock options, and stock appreciation rights to purchase common stock granted under the 2008 Plan beginning on March 6, 2009 were not considered valid grants. Upon

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stockholder approval, the grants became valid grants and the measurement date for the approximately 700,000 restricted stock awards and the 3.4 million stock options and stock appreciation rights, originally impacted, was June 10, 2010. On the measurement date, the restricted stock awards, stock options, and stock appreciation rights were valued at the closing stock price of $3.47. The stock options and stock appreciation rights have exercise prices ranging from $0.85 to $2.44, resulting in the stock options and stock appreciation rights being granted as in-the-money awards for purposes of measuring stock compensation expense. In addition, the vesting terms of the restricted stock awards, stock options, and stock appreciation rights were accelerated. As a result, we recognized $2.5 million of stock compensation expense in the second quarter of 2010 relating to these awards.

1999 Employee Stock Purchase Plan—Under the terms of our 1999 Employee Stock Purchase Plan, as amended (1999 ESPP), eligible employees could purchase common stock for a purchase price equal to 85% of the fair market value of our common stock on the first or last day, whichever is less, of the applicable six-month purchase period, which periods end in January and July of each year, except in 2009, when the period ended in June upon the expiration of the 1999 ESPP. For the years ended January 3, 2010 and December 28, 2008 employees purchased 106,500 and 92,047 shares, respectively, of our common stock under the 1999 ESPP in exchange for $94,000 and $189,000, respectively.

Determining Fair Value

The following weighted-average assumptions were used in arriving at the fair value of each stock option and stock appreciation right grant:

	For the year ended
	January 2, 2011	January 3, 2010	December 28, 2008
Expected volatility	71%	70%	65%
Expected term (in years)	4.7	4.7	4.3
Risk-free interest rate	1.8%	1.8%	2.5%
Expected dividend	0%	0%	0%
Weighted-average fair value	$2.30	$0.28	$1.40

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

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Forfeitures

We are required to recognize stock-based compensation expense based on the number of awards expected to vest. Accordingly, we apply a forfeiture rate of 35% to employee options and stock appreciation rights, a 15% forfeiture rate to employee restricted stock and restricted stock unit awards, except that we use a forfeiture rate of 0% for our chief executive officer and board members. When estimating forfeitures, we considered historical voluntary termination behavior and turnover, in addition to analyzing actual forfeitures.

Stock Option and Stock Appreciation Rights Activity

The following table summarizes our stock option and stock appreciation rights activity:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term
Outstanding at January 3, 2010	16,635,725	$3.16

Options granted (1)	4,551,624	$2.28
Options exercised	(355,650)	$2.22
Options forfeited	(767,357)	$6.07

Outstanding at January 2, 2011	20,064,342	$2.86

Vested and expected to vest at January 2, 2011	17,597,559	$2.95	5.36

Exercisable at January 2, 2011	16,367,193	$2.98	5.13

(1)	Includes 3.4 million stock options and stock appreciation rights that were subject to stockholder approval, which was obtained on June 10, 2010.

The aggregate intrinsic value for stock options and stock appreciation rights was $0.8 million for awards vested and expected to vest and $0.7 million for awards exercisable at January 2, 2011. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the 1.1 million shares subject to options that were in-the-money at January 2, 2011 (i.e., with an exercise price of $2.21 or less). As of January 2, 2011, the total compensation cost related to unvested options and stock appreciation rights granted totaled $3.2 million, net of estimated forfeitures of approximately $4.9 million. This cost will be amortized on a straight-line basis over a weighted-average period of 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

The aggregate intrinsic value of options exercised was $0.4 million, $41,000, and $32,000, as of January 2, 2011, January 3, 2010, and December 28, 2008.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards Activity

The following table summarizes our restricted stock awards activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 3, 2010	2,130,000	$0.76

Awards granted (1)	693,503	$3.47
Awards released	(1,063,644)	$1.66
Awards forfeited	(88,668)	$1.79

Unvested at January 2, 2011	1,671,191	$1.26

(1)	Includes 0.7 million restricted stock awards that were subject to stockholder approval, which was obtained on June 10, 2010.

The weighted average fair value of restricted stock awards granted during 2009 was $0.78.

Restricted Stock Units Activity

The following table summarizes our restricted stock units activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 3, 2010	—	$—

Units granted	1,363,646	$2.26
Units vested	(53,151)	$3.47
Units forfeited	(35,823)	$3.04

Unvested at January 2, 2011	1,274,672	$2.19

As of January 2, 2011, the total compensation cost related to unvested restricted stock awards and restricted stock units granted totaled $3.5 million, net of estimated forfeitures of approximately $1.3 million. This cost will be amortized on a straight-line basis over a weighted-average period of 2.9 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Compensation Expense

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations:

	For the years ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(in thousands)
Fulfillment and order processing	$949	$512	$576
Marketing and sales	2,158	1,576	1,619
Technology and content	1,588	1,102	1,265
General and administrative	4,254	2,210	4,104

Total	$8,949	$5,400	$7,564

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Segment Information

We have two reporting segments: over-the-counter (OTC) and vision. The OTC segment is comprised of the sales and related costs of selling all non-prescription health, beauty, personal care, household, and other products, and includes the results of Salu beginning as of February 20, 2010. Our vision segment is comprised of sales and the related costs of selling contact lenses and other contact lens supplies through Vision Direct. On July 30, 2010, we closed our sale of our mail-order pharmacy assets to BioScrip, as discussed in Note 3 of our consolidated financial statements. As a result, we have presented our mail-order pharmacy segment as discontinued operations beginning with the second quarter of 2010 and for all prior periods presented. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing, and delivering the order (labor, packaging supplies, and credit card fees that are variable based on sales volume). In the second quarter of 2010, our chief operating decision makers modified our definition of variable order costs to exclude partnership-related royalty costs, which are variable in nature, but are considered more reflective of a marketing cost since we consider our partnerships a marketing channel, thus we have restated prior periods to reflect this change in the definition of contribution margin. The information presented below for these segments is the information our management uses in evaluating operating performance.

	For the years ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(in thousands)
OTC:
Net sales	$385,234	$306,854	$260,794
Cost of sales	267,681	210,456	180,252
Variable order costs (a)	32,851	26,528	23,408

Contribution margin (b)	$84,702	$69,870	$57,134

Vision:
Net sales	$71,273	$68,720	$61,420
Cost of sales	54,330	52,894	47,279
Variable order costs (a)	3,343	3,172	2,899

Contribution margin (b)	$13,600	$12,654	$11,242

Consolidated:
Net sales (c)	$456,507	$375,574	$322,214
Cost of sales	322,011	263,350	227,531
Variable order costs (a)	36,194	29,700	26,307

Contribution margin (b)	$98,302	$82,524	$68,376

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and credit card fees that are variable based on sales volume. These amounts exclude depreciation, fixed overhead costs, and stock-based compensation.
(b)	Contribution margin represents a measure of how well each segment is contributing to our operating goals. It is calculated as net sales less the direct cost of these sales and the incremental (variable) fulfillment and order processing costs of delivering orders to our customers.
(c)	Net sales in 2010, 2009 and 2008 were comprised of 97%, 98% and 99% of sales in the United States of America, respectively.

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated contribution margin for reportable segments	$98,302	$82,524	$68,376
Less:
Fixed fulfillment and order processing (d)	13,410	12,191	12,589
Marketing and sales	46,550	37,727	32,464
Technology and content	27,303	24,864	22,995
General and administrative	20,221	17,642	19,866

Operating loss	$(9,182)	$(9,900)	$(19,538)

(d)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

The following table presents assets by segment and geographic asset information:

	January 2, 2011	January 3, 2010
	(in thousands)
Total Assets:
OTC	$103,268	$58,744
Vision	37,457	36,542
Discontinued operations	2,440	2,832
Corporate	57,207	56,411

Consolidated	$200,372	$154,529

Property and Equipment, Net:
United States of America	$25,120	$24,071
Australia	54	—
Canada	7	33

Consolidated	$25,181	$24,104

DRUGSTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Results of Operations (unaudited)

The following tables contain selected unaudited consolidated statement of operations information for each quarter of fiscal years 2010 and 2009. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2010				Fiscal Year 2009
	First Quarter (3)	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	($ in thousands, except per share data)
Net sales	$110,933	$113,147	$108,791	$123,636	$89,528	$88,880	$88,576	$108,590
Cost of sales	77,753	78,705	77,160	88,393	63,526	62,040	61,937	75,847
Loss from continued operations	(3,116)	(2,948)	(2,335)	(1,215)	(2,718)	(2,530)	(2,353)	(2,253)
Gain from discontinued operations	500	274	4,738	552	3,572	3,556	719	630
Net income (loss)	(2,616)	(2,674)	2,403	(663)	854	1,026	(1,634)	(1,623)
Basic and diluted:
Loss from continuing operations per share	$(0.03)	$(0.03)	$(0.02)	$(0.01)	$(0.03)	$(0.03)	$(0.02)	$(0.02)
Gain from discontinued operations per share	$0.00	$0.00	$0.04	$0.00	$0.04	$0.04	$0.01	$0.01

Net income (loss) per share (2)	$(0.03)	$(0.03)	$0.02	$(0.01)	$0.01	$0.01	$(0.02)	$(0.02)

Weighted average shares used in computation of:
Basic net income (loss) per share	102,605,614	104,992,447	105,628,635	103,406,014	97,355,613	99,727,521	96,932,740	97,390,984
Diluted net income (loss) per share	102,605,614	104,992,447	105,628,635	103,406,014	97,355,613	99,727,521	96,932,740	97,390,984

(1)	The fourth quarter of 2009 is a 14-week quarter.
(2)	Net income (loss) per share on a quarterly basis does not sum to the annual net loss per share as a result of the impact of participating securities on the weighted average number of shares used in the computation in the periods with net income.
(3)	The first quarter of 2010 includes $1.8 million of transaction and integration related costs to the acquisition of Salu, and $0.65 million of vision migration costs related to our move of our vision fulfillment operations from Ferndale, Washington, to Swedesboro, New Jersey.

DRUGSTORE.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of fiscal period	Charges to revenue, costs and expenses, and additions	Deductions	Balance at end of fiscal period
Allowance for doubtful accounts (a)
Year Ended January 2, 2011	69	200	(214)	55
Year Ended January 3, 2010	16	310	(257)	69
Year Ended December 28, 2008	41	183	(208)	16
Allowance for sales returns (b)
Year Ended January 2, 2011	418	4,804	(4,844)	378
Year Ended January 3, 2010	320	4,642	(4,544)	418
Year Ended December 28, 2008	493	3,633	(3,806)	320
Deferred tax asset valuation allowance (c)
Year Ended January 2, 2011	247,810	14,212	—	262,022
Year Ended January 3, 2010	254,414	—	(6,604)	247,810
Year Ended December 28, 2008	250,381	4,033	—	254,414

(a)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.
(b)	Deductions consist of sales credits to customers for product returns.
(c)	Additions and deductions are the result of changes in our net deferred assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 18, 2011.

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