Form 10-K/A
period 2011-01-02
DRUGSTORE COM INC
filed 2011-05-02
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

drugstore.com, inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 on Form 10-K/A to amend our Form 10-K for the fiscal year ended January 2, 2011, originally filed with the Securities and Exchange Commission (or SEC) on March 18, 2011, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2011 annual meeting of shareholders, which will not be filed within the requisite time period allowing such incorporation by reference.

Except as otherwise expressly stated herein, this Amendment No. 1 does not reflect events occurring after the date of the original Form 10-K, and does not modify or update the disclosures contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the original Form 10-K and our other filings made with the SEC on or subsequent to March 18, 2011.We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Director Since	Principal Occupation and Business Experience
Dawn G. Lepore	57	October 2004	President, Chief Executive Officer and Chairman of the Board, drugstore.com, inc.

			Ms. Lepore has served as president, chief executive officer and chairman of the board of drugstore.com, inc. since October 2004. Ms. Lepore served as vice chairman—Active Trader, technology, operations, administration and business strategy of The Charles Schwab Corporation (“CSC”) from August 2003 to October 2004. CSC, through Charles Schwab & Co., Inc. (“Schwab”) and its other operating subsidiaries, is a financial services firm. Ms. Lepore served as vice chairman—technology, Active Trader, operations, and administration of CSC and Schwab from May 2003 until August 2003, as vice chairman—technology, operations and administration of CSC and Schwab from July 2002 until May 2003, as vice chairman—technology and administration of CSC and Schwab from 2001 to 2002, as vice chairman and chief information officer of CSC and Schwab from 1999 to 2001, and as executive vice president and chief information officer of CSC and Schwab from 1993 to 1999. She joined Schwab in 1983. She currently serves as a director of eBay Inc. and The New York Times Company. Ms. Lepore received a B.A. from Smith College.

			Ms. Lepore’s extensive management experience and leadership skills, her functional competence in information technology, and her experience leading CSC’s efforts using online tools give her the insights to make effective strategic and operational decisions for drugstore.com. Her outside board work coupled with her extensive network of external advisors helps to ensure that an external perspective influences key decisions.

Richard W. Bennet III	58	November 2006	Co-Chief Executive Officer, CCA Global Partners.

Mr. Bennet was appointed in January 2008 as the Co-Chief Executive Officer of CCA Global Partners, a cooperative of independent retail stores providing buying service and infrastructure to 3,600 locations with revenues of over $10 billion. Previously, Mr. Bennet was President and Chief Executive Officer of Direct Holdings Worldwide, an international direct marketing business with a variety of holdings including Lillian Vernon catalog and Time Life entertainment. Mr. Bennet has more than 30 years of leadership and management experience in the retail industry. He served in various management positions including President and CEO of Famous Barr and Kaufmanns, both retail department stores. In 2000, he was appointed Vice Chairman of May Department Stores, a $14 billion retail enterprise. Mr. Bennet received his undergraduate degree from Central Missouri State University and an MBA from Washington University.

Mr. Bennet brings extensive executive experience with marketing and retail companies that helps shape board decisions regarding marketing and customer-centric strategy.

Geoffrey R. Entress	47	November 2006	Venture Partner, Voyager Capital.

			Mr. Entress joined Voyager Capital, a venture capital firm, as a Venture Partner in February 2008. From December 2007 until then, he was a Venture Partner with Madrona Venture Group, a venture capital firm. Prior to being named a Venture Partner, he was, at various times since March 2000, a Principal, a Senior Associate and an Associate with Madrona Venture Group. Prior to joining Madrona Venture Group, from June 1999 to March 2000, he was a founder and the Chief Financial Officer of UrbanEarth.com, a Seattle-based Internet start-up. From December 1998 to June 1999, Mr. Entress was a securities lawyer with Perkins Coie, LLP, a law firm, and, prior to receiving his law degree, he managed financial analysis and reporting groups at Salomon Brothers and The Prudential Home Mortgage Company. He has also held positions at Mellon Bank, Priority Investment Management, and Duquesne Capital Management. In addition, Mr. Entress serves on the boards of several privately held companies. Mr. Entress received his bachelor’s degree in English and Economics from the University of Notre Dame, an MS in Industrial Administration from Carnegie Mellon University, and a law degree from the University of Michigan Law School.

			As a venture capital investor, Mr. Entress has extensive strategic and financial experience, specifically with eCommerce and other growth companies. He has evaluated, invested in, and served as a board member of numerous companies. His broad-based view is further supplemented by his education and practical experience in corporate law and finance. Mr. Entress was nominated to serve on our board by Amazon.com, Inc.

Jeffrey M. Killeen	57	August 2006	Chairman and CEO, GlobalSpec Inc.

Mr. Killeen is the chairman and CEO of GlobalSpec Inc., a vertical search, information services, and e-publishing company, a position he has held since January, 2002. Mr. Killeen has more than 25 years of executive management experience in the media, information services, and Internet industries. Prior to joining GlobalSpec, he was CEO of Forbes.com from 1999-2001. Mr. Killeen has also held positions as the Chief Operating Officer of barnesandnoble.com, as CEO of Pacific Bell Interactive Media, as CEO of ESS Ventures (a joint venture of Pacific Bell and the Los Angeles Times) and as President of American Insurance Services Group. Mr. Killeen began his career with The Dun & Bradstreet Corporation, holding a number of executive positions at several D&B subsidiary companies. Mr. Killeen also serves on the boards of SkyTerra Corporation, The Center For Disability Services and The Lake George Opera Company. Mr. Killeen received his B.A. degree in Political Science from St. Lawrence University.

Mr. Killeen brings substantial executive and operational experience and critical insights into the management and operations of eCommerce and technology companies.

William D. Savoy	46	July 1999	Consultant.

			Mr. Savoy has served as a consultant for the Muckleshoot Indian Tribe, in the areas of strategic planning, economic development, and portfolio management, since May 2005. Mr. Savoy served as a consultant for Vulcan Inc., an investment entity managing the personal financial activities of Paul Allen, from September 2003 to December 2005. Vulcan Inc. resulted from the consolidation in 2000 of Vulcan Ventures Inc., a venture capital fund, and Vulcan Northwest, an investment entity managing Paul Allen’s personal financial activities. Mr. Savoy served in various capacities at Vulcan Inc. and its predecessors from 1988 to September 2003, most recently as the president of the portfolio and asset management division of Vulcan Inc., managing Vulcan’s commercial real estate, hedge fund, treasury, and other financial activities, and as the president of both Vulcan Northwest and Vulcan Ventures. Mr. Savoy served as the president and chief executive officer of Layered, Inc., a software company, from June 1989 until its sale in June 1990, and as its chief financial officer from August 1988 to June 1989. He serves as a director of Charter Communications, Inc. and previously served on the advisory board of DreamWorks SKG and as a director of RCN Corporation. Mr. Savoy received a B.S. in computer science, accounting, and finance from Atlantic Union College.

Mr. Savoy is our longest serving board member and offers institutional knowledge and experience to the board as it shapes our future. Mr. Savoy’s consulting and financial advising experience aids the board’s strategic and financial planning. As a venture capital investor, Mr. Savoy has evaluated and invested in numerous companies. Mr. Savoy’s service on other boards make him a valuable source of strategic, operational, and corporate governance guidance.

Gregory S. Stanger	46	April 2003	Chief Financial Officer, Chegg, Inc.

Mr. Stanger is chief financial officer of Chegg, Inc., a textbook rental service. Mr. Stanger has served as Venture Partner of Technology Crossover Ventures (“TCV”), a venture capital firm investing in technology companies, since June 2005. From December 2003 until June 2005, Mr. Stanger served as Executive in Residence of TCV. He served as senior vice president, chief financial officer, and director of Expedia Inc., an online travel company, from February 2002 to December 2003 and as its chief financial officer from October 1999 to December 2003. Before joining Expedia, he served as senior director, corporate development of Microsoft Corporation and held various positions within Microsoft’s finance and corporate development departments since 1991. Mr. Stanger serves on the board of directors of Bridgevine, Global Market Insite, and Infovell. Mr. Stanger received a B.A. from Williams College and an M.B.A. from the University of California at Berkeley.

Mr. Stanger’s managerial experience and his service on numerous boards make him a valuable source of strategic, operational, and corporate governance guidance. As the former chief financial officer of a publicly traded corporation, Mr. Stanger brings significant financial and accounting experience to the board and specifically in his role as chair of our Audit Committee.

CORPORATE GOVERNANCE

Board and Committee Meetings

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held six meetings (including special meetings) and took action by unanimous written consent once during our fiscal year ended January 2, 2011. In fiscal year 2010, no incumbent director attended fewer than 75% of the aggregate number of board meetings and meetings of board committees on which she or he served

Our non-management directors meet without management present each time the full board convenes for a regularly scheduled meeting. If the board of directors convenes a special meeting, the non-management directors meet in executive session if circumstances warrant.

Board Committees

The board of directors had three standing committees during 2010: the audit committee, the compensation committee, and the nominating committee. These committees are responsible to the full board. In January 2009, the board established a special equity awards committee, which reports to the compensation committee.

Audit Committee

The audit committee operates pursuant to a written charter and is responsible for:

•

overseeing our accounting and financial reporting processes, the audits of our consolidated financial statements, and internal control over financial reporting and the review of our interim consolidated financial statements;

•	retaining, approving, and compensating all services to be provided by, and overseeing the qualifications, independence and performance of our independent registered public accounting firm;

•	assisting board oversight of our compliance with legal and regulatory requirements; and

•	fulfilling the other responsibilities set out in its charter.

The audit committee is currently composed of Messrs. Bennet, Savoy, and Stanger (chair). The board of directors has determined that, in addition to qualifying as an “independent director” under current NASDAQ rules, each of Messrs. Bennet, Savoy, and Stanger meet the independence and financial literacy requirements for audit committee members under the applicable rules of the Securities and Exchange Commission and NASDAQ. The board of directors has determined that each of Messrs. Stanger and Savoy is an “audit committee financial expert” within the meaning of applicable SEC rules.

The audit committee met six times during fiscal year 2010. The audit committee charter can be found on our website under Corporate Governance at http://investor.drugstore.com.

Compensation Committee

The compensation committee operates pursuant to a written charter and is responsible for:

•	evaluating and approving our policies and programs for executive compensation, including performance-based and long-term compensation;

•	evaluating the performance of our executive officers and approving their compensation;

•	reviewing and making recommendations regarding the compensation of certain nonexecutive employees, directors, and consultants;

•

approving and making grants and awards of stock, stock options, and other equity securities to our executive officers, directors, and certain other employees and persons, and administering our stock option plans;

•	reviewing and approving executive employment, severance, retirement, and change of control agreements; and

•	fulfilling the other responsibilities set out in its charter.

The compensation committee may delegate certain of its responsibilities to a subcommittee of the compensation committee. Any such subcommittee must report regularly to the compensation committee on any actions that it takes on behalf of the committee. With respect to executive officers other than the chief executive officer, the compensation committee considers the recommendation of the chief executive officer, whose recommendation is based on management objectives and her evaluation of the executive officer’s performance.

The compensation committee is also responsible for selecting, retaining, and replacing compensation and benefits consultants and other outside consultants to provide independent advice to the committee, as it deems necessary or appropriate.

The compensation committee is currently composed of Messrs. Killeen and Savoy (chair). In addition to qualifying as an “independent director” under NASDAQ rules, each member of the compensation committee meets the definition of “non-employee director” for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934.

The compensation committee met nine times during fiscal year 2010 and took action by unanimous written consent on one other occasion. In addition, the compensation committee met periodically and informally with the Company’s CEO throughout fiscal year 2010. The report of the compensation committee is set forth on page 29. The compensation committee charter can be found on our website under Corporate Governance at http://investor.drugstore.com.

Nominating Committee

The nominating committee operates pursuant to a written charter and is responsible for:

•

identifying individuals qualified to become board members, selecting (or recommend that the board select) all candidates to stand for election or re-election as directors at our annual meetings of stockholders, and filling vacancies in the board;

•

evaluating and recommending to the board directors for appointment to committees of the board and making recommendations regarding the composition, purpose, structure, and operations of the committees of the board;

•	considering and making recommendations to the board of directors regarding board composition and size, periodic rotation or retirement of board or committee members, and related matters; and

•	fulfilling the other responsibilities set out in its charter.

The nominating committee may, in its discretion, retain a third-party search firm to assist it in identifying and evaluating potential candidates.

The nominating committee considers director candidates recommended by either of its members, by other board members, by management, and by stockholders, as well those identified by any third-party search firm it may retain. From time to time, the committee has engaged a third-party search firm to assist in identifying or evaluating potential director nominees. The nominating committee has not established any special qualifications or minimum criteria for director nominees. In searching for and evaluating potential candidates for director nominees, the nominating committee takes into account such factors as it deems appropriate. These factors may include, but are not limited to, the experience, education, background, and expected contributions of such director candidates and the current directors, any potential conflicts of interest, including financial relationships, the diversity of the board of directors, and the evolving needs of drugstore.com. The nominating committee’s process for identifying and evaluating nominees for directors includes, but is not limited to, the following:

•	collecting a list of potential candidates based on recommendations from other board members, management, stockholders, or other parties or through the engagement of a search firm;

•	evaluating potential conflicts, including financial relationships, and the director’s ability to represent the interests of all stockholders;

•	conducting committee meetings and communicating with the board of directors and management to narrow the list of potential candidates;

•	interviewing a select group of candidates; and

•	selecting a candidate most likely to advance the best interests of drugstore.com and its stockholders.

The nominating committee evaluates director candidates recommended by stockholders in the same way that it evaluates candidates recommended by its members, other board members or other persons. Stockholder recommendations for director candidates should be sent by certified or registered mail to: Nominating Committee, c/o Secretary, drugstore.com, inc., 411 108th Avenue NE, Suite 1400, Bellevue, Washington 98004. The recommendation must provide the following information for each candidate recommended:

•	the candidate’s name, age, business and residence addresses, and principal occupation or employment, and an indication of whether the candidate has expressed a willingness to serve;

•	the number of shares of drugstore.com stock beneficially owned by the candidate;

•	the name, address, and phone number of the stockholder or group of stockholders making the recommendation, and the number of shares beneficially owned by such stockholder or group of stockholders;

•

to the extent the stockholder or group of stockholders making the recommendation is not a registered holder of such securities, proof of the number of shares beneficially owned and length of time held; and

•	any other information required by law to be disclosed in connection with the solicitation of proxies for the election of directors, and any other information that drugstore.com may reasonably require.

The nominating committee charter can be found on our website under Corporate Governance at http://investor.drugstore.com.

Amazon.com, our largest stockholder, designated Geoffrey R. Entress to serve as its nominee on the board of directors. The nominating committee has not received a director nominee recommendation from any other stockholder (or group of stockholders) that beneficially owns more than 5% of our common stock.

The nominating committee currently consists of Messrs. Killeen and Savoy (chair). The board of directors has determined that Messrs. Killeen and Savoy are “independent” within the meaning of the NASDAQ rules. The nominating committee did not meet separately during fiscal year 2010.

Special Equity Awards Committee

The special equity awards committee does not have a written charter, but operates pursuant to a specific delegation of authority from the board of directors and is responsible for approving grants of restricted stock awards and restricted stock units under our 2008 Equity Incentive Plan to eligible recipients who are not our executive officers, non-employee directors, contractors, or subject to Section 16 of the Securities Exchange Act of 1934. The special equity awards committee currently consists of Mr. Savoy and Ms. Lepore.

Stockholder Communications with the Board of Directors

Stockholders may communicate directly with the board of directors or any board member by writing to them care of: Secretary, drugstore.com, inc., 411 108th Avenue NE, Suite 1400, Bellevue, Washington 98004. The outside of the envelope should prominently indicate that the correspondence is intended for the board of directors or for a specific director. The Secretary will forward all such written communications to the director to whom it is addressed or, if no director is specified, to the entire board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and related rules of the SEC require our directors, executive officers, and any persons holding more than 10% of our common stock to file with the SEC and NASDAQ reports regarding their initial ownership of our stock and any subsequent changes in that ownership. SEC regulations require directors and executive officers to provide us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on a review of the Section 16(a) reports furnished to us and written representations that no other reports were required to be filed pursuant to Section 16(a) and the related rules of the SEC, during fiscal year 2010, our officers, directors and holders of more than 10% of our common stock filed all Section 16(a) reports on a timely basis.

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

Director Compensation

The following table sets forth the total compensation awarded to, earned by, or paid to our non-employee directors for services rendered to drugstore.com during fiscal year 2010.

Name	Fees Earned or Paid in Cash		Option Awards(1)(2)		Total
Richard W. Bennet III	$37,500	(3)	$58,578	(4)	$96,078
Geoffrey R. Entress	$18,750	(5)	$58,578	(4)	$77,328
Jeffrey M. Killeen	$37,500	(3)	$58,578	(4)	$96,078
William D. Savoy	$56,250	(6)	$58,578	(7)	$114,828
Gregory S. Stanger	$37,500	(3)	$58,578	(7)	$96,078

(1)	Represents the grant date fair value of equity awards granted to each of the directors, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718—Share Based Payment. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the grants, refer to note 12 of our consolidated financial statements in our annual report on Form 10-K for the year ended January 2, 2011, as filed with the SEC. These amounts reflect the grant date fair value of these awards, and may not correspond to the actual value that will be recognized by the directors.
(2)	For each director, this amount represents an option to purchase 30,000 shares of our common stock, which option was granted in June 2010 and is scheduled to vest in full on the one-year anniversary of the grant date.
(3)	Includes $7,500 paid to this director in 2011 for services rendered in 2010.
(4)	As of January 2, 2011, we had granted each of these directors options to purchase an aggregate of 220,000 shares, which options had vested with respect to 190,000 shares.

(5)	Includes $3,750 paid to Mr. Entress in 2011 for services rendered in 2010.
(6)	Includes $11,250 paid to Mr. Savoy in 2011 for services rendered during 2010.
(7)	As of January 2, 2011, we had granted each of these directors options to purchase an aggregate of 232,500 shares, which options had vested with respect to 202,500 shares.

Ms. Lepore, our president, chief executive officer and chairman of the board, receives compensation as an employee of drugstore.com but receives no additional compensation for her service as director. For details of our arrangements with Ms. Lepore, see the section entitled “Executive Compensation.” We reimburse all directors for certain expenses they incur in connection with attendance at board and committee meetings.

In 2010, the board engaged HR Strategies, Inc. to conduct a market survey of cash and equity compensation paid to directors by comparable companies. The companies comprising the peer group were selected on the basis of their similarity to us in terms of revenue, market capitalization, business strategy, and industry. The peer group included: Expedia, Inc., Monster Worldwide, Inc., priceline.com Incorporated, InfoSpace, Inc., IAC/InteractiveDataCorp, Gaiam, Inc., Systemax, Inc., Shutterfly, Inc., GSI Commerce, Inc., 1-800-FLOWERS, Inc., Blue Nile, Inc., and Overstock.com, Inc.

Based on the recommendations of HR Strategies, we increased the cash compensation that we pay to our non-employee directors, effective beginning in 2011. The following table sets forth the annual cash compensation paid in 2010, and payable in 2011, to our non-employee directors for their service as members of the board of directors and as chairs of our various board committees.

Board/Committee	2010 Annual Cash Fee	2011 Annual Cash Fee
Board of Directors	$15,000	$25,000
Audit Committee	$15,000	$20,000	(1)
Compensation Committee	$10,000	$15,000	(1)
Nominating Committee	$5,000	$5,000

(1)	Includes an additional $5,000 paid to the committee chair.

Non-employee directors are also eligible to receive equity grants under our 2008 Plan. Each year for his service during the one-year term following his election (or re-election) at our annual stockholders meeting, we have granted each of our non-employee directors an option to purchase 30,000 shares of our common stock. The exercise price of the option is the market price per share on the date of grant. These options vest in full on the first anniversary of the date of grant. In addition, we have generally granted options to new non-employee directors at the time they first join our board of directors.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee during fiscal year 2010 were Jeffrey M. Killeen and William D. Savoy. Neither was an officer or employee of drugstore.com or any of its subsidiaries at any time during fiscal year 2010, and neither of them has ever been an officer of drugstore.com or any of its subsidiaries. In addition, none of the executive officers of drugstore.com served on the compensation committee of any entity or as a director of an entity that employs any of the members of the compensation committee.

Compensation Discussion and Analysis

The compensation committee of our board of directors is responsible for approving and evaluating executive compensation and our policies and programs with respect to compensation for our chief executive officer, our chief finance officer, our chief accounting officer and our other executive officers.

Objectives of Our Compensation Programs

We aim to offer compensation packages designed to attract, retain and motivate outstanding executives, to encourage and reward the achievement of sustainable, long-term stockholder value and other corporate goals and to align our executives’ financial interests with the Company’s strategic business plans and the interests of our stockholders. Our compensation policy is to offer a package that includes a competitive salary and benefits, a cash bonus program dependent primarily on attainment of the Company’s performance goals but that also considers the executive officer’s individual performance (as described further below), and equity compensation that provides a longer-term incentive while encouraging and facilitating our employee’s ownership of our common stock in order to align the interests of our executive officers more closely with those of our stockholders at large.

We endeavor to balance the fixed and variable components of our named executive officers’ compensation packages. By putting an appropriate portion of the executive’s compensation at risk, we seek to build and maintain a strong management team and incent that team to achieve financial and strategic goals. At the same time, we attempt to provide a sufficient fixed salary and reasonable, incremental bonus criteria so as to discourage unreasonable risk-taking. We also seek to provide an appropriate mix of cash and equity compensation in order to encourage our named executive officers to focus on, and to deliver, long-term, sustainable stockholder returns.

What Our Compensation Program Is Designed to Reward

Our compensation policy for our named executive officers is designed to reward each executive’s contribution to the Company through the attainment of corporate and individual objectives as well as general job performance.

In measuring the executive officers’ individual job performance and his or her contribution to the Company, the compensation committee considered numerous factors including our growth and financial performance as reflected in our net revenue, net income (loss), gross margins, adjusted EBITDA (defined as earnings before interest, taxes, depreciation and amortization, adjusted to exclude the impact of stock-based compensation), and ongoing adjusted EBITDA (defined as adjusted EBITDA excluding the impact of expenses or income from discontinued operations, certain legal actions, settlements and related costs outside our normal course of business, restructuring and severance costs, impairment charges, and certain other one-time charges and credits). It also considered nonfinancial factors such as improvement in the Company’s strategic position, expansion into new technologies and markets, including mobile and social media, the performance of the Company’s individual units, the development of a strong executive and managerial team, and improving customer satisfaction and employee engagement results.

Each year, working with the board of directors, the chief executive officer sets her own individual strategic priorities or objectives. With the assistance of the chief executive officer, our other executive officers also set individual performance objectives, which management and the compensation committee closely monitored and evaluated. Our approach is to set stretch goals while still rewarding the effort required to achieve incremental gains and successes. The objectives of Ms. Lepore and our other executive officers are discussed in more detail below under “Performance Objectives.”

Competitive Positioning and the Compensation Committee’s Outside Advisor

The compensation committee receives and reviews competitive positioning data in the course of its annual compensation review but does not establish a specific target percentile or range or “benchmark” for the total compensation of our executive officers. We do however consider the compensation practices of comparable companies and how each of our executive officers’ compensation compares to his or her peers as one of a number of factors when setting the amount of each compensation component for our executive officers. As a general guideline, rather than an absolute benchmark, the compensation committee typically concentrates its consideration of data on compensation that falls between the 65th and 75th percentile for each executive officer’s peers at comparable companies. Although the compensation committee may consider this comparative data, it is not the sole item of consideration. Rather, this data provides only a reference point and is one among many of the considerations that the compensation committee takes into account in determining compensation for the executive officers. As a result, the total compensation of our executive officers, as well as individual elements of compensation for these individuals, may be within, below, or above this market range for their positions.

Other factors the compensation committee considers in designing each executive officer’s compensation package include:

•	Company performance against established financial goals and objectives related to net revenue, net income (loss), gross margins, adjusted EBITDA, and ongoing adjusted EBITDA, as discussed above;

•	the executive officer’s skills, experience, and qualifications relative to other similarly-situated executives at comparable companies; and

•	the executive officer’s individual contributions to the Company’s overall performance, and his or her achievement of subjective and objective goals, as discussed above and below.

No single factor above was determinative in setting compensation for fiscal 2010, nor was the impact of any factor on the determination of compensation quantifiable.

For purposes of comparing our named executive officers against the competitive market, as well as to assess the relative competitiveness of our executive compensation program, the compensation committee developed, with the assistance of its compensation consultant, Applied HR Strategies, Inc., a peer group of twelve e-commerce companies. This peer group data is used to assess our current compensation levels and to provide a reference for the compensation committee in the course of its deliberations on compensation forms and amounts.

The peer group used for this analysis was the same group, and chosen on the same basis, discussed above under “Director Compensation.” To analyze the compensation practices of the peer group companies, Applied HR Strategies gathered data from the peer group’s public filings, the Culpepper Executive Compensation, Senior Division Executive, and Top Merchandising Executive Surveys, the Watson Wyatt Executive Compensation Survey, and the consultant’s own proprietary data.

Applied HR Strategies provided advisory services regarding total compensation for our chief executive officer, our other executive officers, and our outside directors, as well as long-term incentive compensation for all eligible employees. For more information on the analysis provided, please see the relevant discussions under “Elements of Our Compensation Program and How We Determine Amounts in Light of Our Compensation Objectives – Salary,” “– Bonus,” and “– Equity Awards,” below. Fees for services related to the long-term incentive compensation consulting were not allocated between our executive officers and other employees, but total fees did not exceed $120,000.

Compensation Review Cycle

The compensation committee reviews the base salary levels of our executive officers, as well as their annual cash incentive opportunities and equity awards each year, or more frequently as warranted, with salary adjustments generally effective and final bonus amounts determined during the first quarter. In recent years, the compensation committee has granted equity awards to our executive team in the fourth quarter. The compensation committee reviews our chief executive officer’s compensation in the fourth quarter and our other executive officers early in the first quarter. Each executive officer conducts a written self-evaluation, including an assessment of their performance against objectives established in the prior year. In the case of the chief executive officer, the compensation committee reviews and evaluates the self-assessment along with the other factors discussed above under “What Our Compensation Program Is Designed to Reward“ and “Competitive Positioning and the Compensation Committee’s Outside Advisor” and “Performance Objectives.” The chief executive officer reviews the other executive officer’s self-assessments as part of her evaluation of their performance prior to providing her input and making her recommendations to the compensation committee. Typically, as part of this annual performance evaluation, each of our executive officers, including our chief executive officer, like all of our employees, are assigned ratings. This rating is used to determine in part any adjustments to base salary and the size of any cash or equity incentive awards, as discussed in more detail below under “Elements of Our Compensation Program and How We Determine Amounts in Light of our Compensation Objectives—Salary.” However, during the annual assessment of fiscal 2010 performance, the individual performance of our executive officers, including our chief executive officer, were evaluated but ratings were not assigned.

Performance Objectives

In assessing the performance of our chief executive officer, Dawn Lepore, the compensation committee reviewed the individual strategic priorities that she, together with the board of directors, established for her in the first quarter of 2010. For 2010, Ms. Lepore targeted:

•	sustained and improved execution, productivity, and cost reduction, including the Company’s west coast distribution solution and automation of our New Jersey distribution center;

•	the integration of our subsidiary, Salu Beauty, Inc.;

•	the sale of our pharmacy assets;

•	expanding and optimizing mobile and social media markets and other new sources of customers;

•	development of our strategic partnership businesses;

•	expansion of certain strategic categories and brands;

•	a series of technology initiatives, including investments in our sites and marketing tools; and

•	continued focus on employee engagement.

Ms. Lepore assessed the performance of each of our other named executive officers against the individual objectives each of them had worked with Ms. Lepore to establish in the first quarter of 2010.

In 2010, Yukio Morikubo, our vice president, strategy and general counsel, focused on:

•	the integration of Salu Beauty;

•	the renegotiation of our agreement with Medco CHP, LLC (or “Medco”);

•	the sale of our pharmacy assets;

•	remaining closely attuned to the competitive environment in which we operate;

•	maintaining high service levels for our internal clients; and

•	controlling the costs of outside advisors.

The goals for Robert Potter, our vice president, chief accounting officer, included:

•	timely and accurate financial reporting;

•	the integration of Salu Beauty;

•	implementation of certain controls and processes related to stock plan administration and reporting of partnership results;

•	operational initiatives, including supply chain and inventory management improvements, our west coast distribution solution, and automation of our New Jersey distribution center;

•	optimizing our product offering, through the implementation of a series of SKU rationalization and inventory optimization processes; and

•	several cost control and cash management initiatives.

The objectives of Tracy Wright, our vice president, chief finance officer, included:

•	several cost savings goals;

•	the integration of Salu Beauty;

•	the renegotiation of our agreement with Medco;

•	the sale of our pharmacy assets;

•	our west coast distribution solution; and

•	certain objectives related to financial planning and investor relations.

Achievements and Performance Assessment

The compensation committee assessed each of our named executive officers’ achievements during 2010 in light of their performance objectives as a whole, rather than assigning a measure of achievement to each individual objective, but did not assign each officer an individual performance rating as in the past, due to the decision (described below) not to factor ratings into the determination of fiscal 2010 bonuses. The performance assessments then served as a factor in determining various components of such officer’s compensation, as discussed in greater detail below under “Elements of Our Compensation Program and How We Determine Amounts in Light of Our Compensation Objectives – Salary,” “– Bonus,” and “– Equity Awards.” Ultimately, for fiscal 2010, the compensation committee determined to pay bonuses under the plan based primarily on Company performance against the applicable metrics (described below). As part of the compensation committee’s process in determining that this was the appropriate route, the compensation committee assessed the individual performance of the named executive officers, as described below. In doing so, the compensation committee concluded that performance was at a sufficiently high level across the entire named executive officer team, and therefore, given the business considerations described below under “Elements of Our Compensation Program and How We Determine Amounts in Light of Our Compensation Objectives –Bonus,” our goals of incentivizing and rewarding performance would be met for fiscal 2010 without assigning a specific rating or differentiating based on individual performance.

With respect to Ms. Lepore, the compensation committee noted her contributions towards the Company’s financial targets, which in turn were an integral part of her own objectives, including the fact that total net sales, normalized to adjust for the difference between a 53-week fiscal year 2009 and a 52-week fiscal year 2010, grew 24% in fiscal year 2010 and ongoing adjusted EBITDA increased over 75% in the face of continued pressure from cost-conscious consumers and a notable increase in the use by customers of discounts and promotions. The compensation committee felt Ms. Lepore’s leadership, strategic decision making, and focus on operational excellence and solid execution were primary reasons why the Company grew both top and bottom line in a very difficult economic environment.

The compensation committee cited Ms. Lepore’s leadership and reputation as instrumental in the renegotiations with Medco, the Salu Beauty integration, and furthering the negotiations in 2010 with Walgreen Co., or Walgreens, as well as in building and retaining a strong management team and promoting a stable organization and stimulating culture.

In assessing Mr. Morikubo’s performance, the compensation committee credited Mr. Morikubo as the principal organizational leader in many strategic complex initiatives, including the completion of the Salu acquisition and subsequent integration, the Medco renegotiation, the sale of the Company’s pharmacy assets, the progress made during 2010 towards the agreement with Walgreens, and other key drivers of the Company’s success in 2010. Mr. Morikubo met his goal of maintaining high service levels for our internal clients, and showed tremendous leadership in managing multiple legal matters and processes, including internal audit and corporate governance, while continuing to control external legal costs.

Mr. Potter’s stewardship of the various accounting functions resulted in substantially improved inventory management practices. In addition, he negotiated preferred credit terms with the Company’s banks in an extremely tight credit market, effectively managed the Company’s cash position, and improved our practices relating to vendor payments. His overall leadership helped maintain high standards in managing our risk and compliance. His sound management resulted in a successful external audit and effective internal controls.

The compensation committee acknowledged Ms. Wright’s leadership and her essential contributions to our disciplined long-range planning and budgeting process, resulting in more accurate forecasting and timelier reporting. In addition, the compensation committee noted that Ms. Wright played pivotal financial and business roles in our acquisition and partnership initiatives, including the integration of Salu Beauty, renegotiation with Medco, the pharmacy asset sale, and her continued investor relations efforts to improve investor confidence in the Company. In addition, the compensation committee recognized the additional responsibilities that Ms. Wright assumed after the resignation of our vice president, human resources in the fourth quarter of 2010.

Elements of Our Compensation Program and How We Determine Amounts in Light of Our Compensation Objectives

Elements of 2010 compensation for our named executive officers included: salary, bonus, and equity incentive awards. Executive officers received total compensation packages in line with their responsibilities, experience, expertise and performance.

Salary

We paid base salaries intended to attract and retain highly capable executives by providing adequate fixed cash compensation. The compensation committee determines the salaries of our executive officers annually. In the case of the chief executive officer, all of the independent directors participated in the determination of her 2010 salary. In setting each named executive officer’s 2010 salary, the compensation committee evaluated the responsibilities of the executive, his or her general job performance (as discussed above in “What Our Compensation Program is Designed to Reward” and “Performance Objectives“), and the competitive positioning approach described above under “Competitive Positioning and the Compensation Committee’s Outside Advisor.” We then considered the performance of the Company and the individual’s performance against objectives to recommend annual or other increases, if any, to base salary. As discussed above, in most years, but not at the end of fiscal 2010, our executive officers, including our chief executive officer, like all of our employees, are rated. A higher rating or overall performance assessment, as applicable is generally rewarded with a higher pay increase, though the precise impact of this is not quantifiable, as the rating or overall performance assessment, as applicable is one of several factors the compensation committee considers.

For our executive officers other than our chief executive officer, the compensation committee also considered the recommendation of our chief executive officer, whose recommendation was based on management’s objectives and her evaluation of the executive officer’s experience and potential performance. Our executive officers, other than our chief executive officer, are rarely involved in determining compensation other than to provide information regarding Company or individual performance. The compensation committee instead relies on its outside consultant, as discussed above under “Competitive Positioning and the Compensation Committee’s Outside Advisor.”

In September 2009, the compensation committee engaged Applied HR Strategies to conduct a competitive review of our chief executive officer’s cash compensation in light of her target cash and equity incentives, including an analysis of the peer group and data from discussed above under “Competitive Positioning and the Compensation Committee’s Outside Advisor.” Based on the consultant’s recommendations and the compensation committee’s assessment of Ms. Lepore’s performance, Company performance and the other factors discussed above under “What Our Compensation Program is Designed to Reward,” “Performance Objectives“ and “Competitive Positioning and the Compensation Committee’s Outside Advisor,” in December 2009, the compensation committee increased her annual base salary for 2010 from $500,000 to $550,000, representing a 10% increase.

In January 2010, the compensation committee engaged its compensation consultant to assess cash compensation paid to our other executive officers. In March 2010, based on the consultant’s recommendations and other factors discussed above with respect to our other executive officers, the compensation committee increased the base salaries of our other executive officers as follows:

Executive Officer	2009 Base Salary	2010 Base Salary	Approximate Percentage Increase
Yukio Morikubo, Vice President, Strategy and General Counsel	$252,000	$275,000	9%
Robert P. Potter, Vice President, Chief Accounting Officer	$200,000	$215,000	8%
Tracy Wright, Vice President, Chief Finance Officer	$200,000	$215,000	8%

In April 2011, based on the performance assessment of our executive officers, changes in the executive officers duties, and other factors related to the Company’s expected performance and operations for 2011, the compensation committee increased Mr. Morikubo’s 2011 base salary by 5% to $290,000 and Ms. Wright’s base salary by 7% to $230,000. The base salary of Ms. Lepore and Mr. Potter remained the same.

Bonus

A significant portion of the variable component of our executive compensation package was made up of a cash incentive bonus. In February 2010, the compensation committee approved an incentive bonus plan under which our executive officers were eligible to receive cash bonuses for fiscal year 2010, based on a two-pronged assessment: (i) Company performance, as demonstrated by our achievement of certain net revenue and adjusted EBITDA objectives; and (ii) the individual’s performance. Each of these prongs of the 2010 bonus plan is described in more detail below. The Company paid bonuses under the plan in two installments: a mid-year payment based on performance for the first half of the year and a final payment based on full-year performance. The compensation committee implemented the mid-year bonus payment in order to align employees’ incentives more closely with our quarterly as well as full-year results.

Initial Target Bonus Amounts

Each executive officer is assigned an initial target bonus percentage, determined using the criteria and analysis discussed above under “What Our Compensation Program is Designed to Reward“ and “Competitive Positioning and the Compensation Committee’s Outside Advisor.”

In February 2010, the compensation committee evaluated our executive officers’ initial target bonus level in light of his or her position and responsibilities (as discussed above under “What Our Compensation Program is Designed to Reward” and “Performance Objectives“) and the compensation committee’s compensation consultant’s competitive positioning information (as discussed under “Competitive Positioning and the Compensation Committee’s Outside Advisor“) including the September 2009 and January 2010 assessments. Ms. Lepore’s initial target bonus as a percentage of her base salary remained unchanged from her 2009 level at 150%. Mr. Potter’s and Ms. Wright’s initial target bonuses also remained unchanged from their 2009 level at 35%. The compensation committee increased Mr. Morikubo’s initial target bonus from 35% for 2009 to 40% for 2010, based on the consultant’s recommendations and in recognition of Mr. Morikubo’s increased responsibilities and efforts in connection with the Company’s strategic initiatives.

Company Performance Component of Bonus

Each year, our compensation committee establishes an incentive bonus plan to promote the achievement of Company financial performance objectives based on various financial thresholds. We attempt to provide annual cash incentive bonuses under the plan for our named executive officers and other eligible employees that reflect the Company’s belief that a significant portion of the compensation of each executive should be contingent on Company performance as well as the individual contribution of each executive. We determine the financial thresholds for the bonus plan in conjunction with our annual planning and budgeting process, which generally begins in the fall of the prior fiscal year. Management develops, and our board of directors oversees and approves, our financial plans and budget, including our expected and targeted net revenue and adjusted EBITDA figures. Adjusted EBITDA is a non-GAAP financial measure defined as earnings before interest, taxes, depreciation, and amortization of intangible assets and non-cash marketing expense, adjusted to exclude the impact of stock-based compensation expense. Management believes that adjusted EBITDA, as defined, provides useful information to the Company and to investors by excluding certain items that may not be indicative of the Company’s core operating results, and we have historically relied on adjusted EBITDA measures, management believes it provides consistency in the Company’s financial reporting.

We base our financial plans, budget and related guidance, and accordingly our bonus plan financial thresholds, on the basis of (i) the Company’s performance for the prior fiscal year, (ii) estimates of sales revenue for the plan year based on recent market conditions, trends and competition and other factors that, based on historical experience, we expect to affect the level of sales that can be achieved, (iii) historical operating costs and cost savings that management believes we can realize, (iv) competitive conditions that we expect to face, and (v) additional expenditures beyond prior fiscal years. As a result of this approach to setting plan financial thresholds, the proportion of each named executive officer’s total cash compensation that is represented by incentive based income may increase in those years in which our actual results are stronger relative to our projections.

In earlier years, where our focus was on overall growth, the bonus plan assumed a relatively equal weighting between our net revenue and adjusted EBITDA thresholds. More recently, while we continued to promote growth, the compensation committee wanted management to ensure that our growth was profitable, so we adjusted the weighting of the two measures so that the thresholds were based more on profitability measurements. For 2010, the Company performance component of the bonus plan was based 40% on net revenues and 60% on adjusted EBITDA. We endeavored to set financial thresholds that challenged our executives to meet or exceed the Company’s expected performance for the year, but that offered some recognition of the executive’s contribution in the event the Company substantially performed but fell short of specific expectations. The compensation committee also felt that rewarding incremental achievement would promote thoughtful, strategic risk management and discourage excessive risk-taking. At the time our compensation committee established these financial thresholds, the compensation committee believed that these financial thresholds would be difficult to achieve but could be achieved with significant effort on the part of our executives.

Under the Company performance component of the 2010 bonus plan, if we achieved specific graduated net revenue and adjusted EBITDA thresholds, each named executive officer could be eligible to receive anywhere from 0% of his or her initial target bonus amount, if we failed to meet a minimum net revenue threshold of $425 million and a minimum adjusted EBITDA threshold of $15 million, to 140%, if we vastly exceeded our guidance for the year by meeting or surpassing a net revenue threshold of $560 million and an adjusted EBITDA threshold of $27 million. The Company performance component of the plan generally was structured to pay out 100% of the named executive officers’ initial target bonus amounts if we met the high end of our initial full year targets for both net revenue of approximately $530 million and adjusted EBITDA of approximately $22 million for the year. The compensation committee reserved the right to exercise discretion in determining the final amounts to be paid under the bonus plan.

In August 2010, based on management’s and the compensation committee’s assessment of Company performance results for the first half of the year, we paid a mid-year bonus equal to 65% of the named executive officer’s initial target bonus percentage of his or her year-to-date salary earned as of June 30, 2010.

In January 2011, the compensation committee determined that based on the Company’s full-year 2010 net revenues of approximately $456.5 million and adjusted EBITDA of approximately $20 million, the terms of the bonus plan provided for a payout based on Company performance of approximately 40% of employees’ respective initial target bonus amounts. However, the compensation committee exercised the discretion reserved by it under the plan and elected not to pay any additional amounts under the bonus plan at year-end but rather to keep full-year bonus amounts under the plan equal only to the mid-year payment, or approximately 32% of employees’ respective initial target bonus amounts based on their full-year salaries. The compensation committee then allocated the remaining 8% available under the initial terms of the bonus plan to a limited number of top-performing employees, including certain of our executive officers as well as non-officer employees.

Individual Performance Component of Bonus

The individual performance component of each named executive officer’s actual 2010 bonus was initially structured, at the beginning of fiscal 2010, to be a function of (i) his or her initial target bonus based his or her position and responsibilities (as discussed above under “What Our Compensation Program is Designed to Reward” and “Competitive Positioning and the Compensation Committee’s Outside Advisor”) and (ii) an individual performance adjustment determined through the individual performance review process described above under “Compensation Review Cycle.”

Under this component of the bonus plan, a named executive officer’s ultimate bonus amount, that is, his or her initial target bonus amount multiplied by the Company performance payout factor, typically is then adjusted again by a multiplier of 0% to 130%, based on his or her individual job performance and, if one is assigned, overall rating. No ratings were assigned to the executive officers based on fiscal 2010 performance (as discussed above under “Compensation Review Cycle” and “Performance Objectives” and as discussed below). As under the Company performance component of the bonus plan, the compensation committee reserved the right to exercise discretion in determining the final amounts to be paid under the bonus plan.

Use of Compensation Committee Discretion

In determining the actual final individual performance adjustment for each officer, the compensation committee exercised discretion, considering not only the officer’s achievements, but other factors, such as the aggregate amount of bonuses paid under the plan, the impact of that amount on the Company’s financial results, the extent to which the officer’s contributions were reflected in the Company performance component of the bonus, internal equity among our executive officers, and the impact of other events on an officers total compensation. For 2010, the compensation committee determined that notwithstanding any differentiation in individual performance of our named executive officers, because performance was at a sufficiently high level across the entire named executive officer team, our goals of incentivizing and rewarding performance would be met without assigning individual performance ratings or basing the executive officers’ final bonus amounts on a multiplier based on individual performance.

Instead, the compensation committee exercised the discretion reserved to it under the bonus plan to start with the premise that all but a small number of employees would be awarded a final bonus amount equal to their mid-year payment. The amount of the mid-year payment was initially calculated based on Company performance during the first half of the year, which justified a 65% payout at the time, but was eventually supported by full-year results, which justified a markedly lower payout of 40%, as noted above under “Company Performance Component of Bonus.” Given this, the compensation committee elected not to make any additional payment based on full-year results or, except for a select group of employees, individual performance. This resulted in most employees and certain executive officers receiving a bonus based on a 32% Company performance adjustment and a 100% individual performance adjustment. Then, the compensation committee allocated the remaining 8% available under the bonus plan to make additional bonus payments to certain top-performing non-officer employees based on individual performance and to Ms. Lepore, Mr. Morikubo, and Ms. Wright based on a number of factors, including the general and informal assessment of their contributions to the Company and the amount of profits disgorged by them in 2010 pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, related to inadvertent short-swing sales of drugstore.com common stock.

In connection with the issuance of restricted stock to its employees, and the Company’s related tax withholding obligations at the time that restricted stock vests, the Company adopted a practice of having its designated broker sell on behalf of the Company’s employees a sufficient portion of the vesting shares to cover the associated tax withholding obligation. Under this practice, our officers sold stock in October 2009 and April 2010. Then, in June 2010, having overlooked the automatic sales required by the Company’s tax withholding practices, the officers purchased shares of our common stock in open-market transactions. The Company promptly identified the matching transactions under Section 16(b) and notified the affected officers, and the officers returned the profits from these sales to the Company. After these events, as a result of this disgorgement and to remedy the effective preclusion of officers’ open-market purchases of Company stock, the compensation committee modified the Company’s tax withholding practices for all officers to eliminate these automatic sales. Because of the inadvertent nature of the short-swing transactions, and in order to encourage management’s ownership of Company stock, in January 2011, the compensation committee elected to award additional bonus amounts out of the available bonus plan funds to the executive officers after taking into account a number of considerations including each executive officer’s overall contributions to the Company as well as the amount of the previously disgorged profits.

The following table shows each officer’s mid-year bonus paid in August 2010 and equal to 65% of the officer’s initial target bonus percentage of his or her year-to-date salary as of June 30, 2010, or approximately 32% of his or her full year salary, and any additional discretionary amount approved in January 2011, and paid in February 2011, as described above:

Officer	August 2010 Bonus Payment	February 2011 Bonus Payment	Total Bonus Payment
Dawn G. Lepore	$258,750	$25,865	$284,615
Yukio Morikubo	$34,600	$17,861	$52,461
Robert P. Potter	$23,800	—	$23,800
Tracy Wright	$23,800	$12,723	$36,523

In February 2011, the compensation committee approved an incentive bonus plan under which our executive officers are eligible to receive cash bonuses for fiscal year 2011, based on a similar two-pronged assessment to the 2010 bonus plan: (i) Company performance, as demonstrated by our achievement of certain net revenue and adjusted EBITDA objectives; and (ii) the individual’s performance.

The compensation committee again assigned each officer an initial target bonus percentage based on his or her position and responsibilities. Initial target bonuses as a percentage of base salary for each named executive officer remained unchanged from 2010 levels.

Under the Company performance component of the 2011 bonus plan, if we achieve specific graduated net revenue and adjusted EBITDA thresholds, each named executive officer could be eligible to receive anywhere from 0% of his or her initial target bonus amount, if we fail to meet certain minimum net revenue and adjusted EBITDA thresholds, to 40% to 55% if we perform within the range we have targeted for the year, to 130% if we vastly exceed our targets for the year. The compensation committee again reserved the right to exercise discretion in determining the final amounts to be paid under the bonus plan.

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

Equity Awards

The other significant component of our executives’ variable compensation was equity compensation in the form of restricted stock units that we granted under our 2008 Plan. Historically, we have also granted our executive officers stock options under our 1998 Stock Plan (the “1998 Plan”) and stock options, restricted stock, and stock appreciation rights under our 2008 Plan.

We seek to align the long-term interests of our named executive officers with those of our stockholders. Accordingly, we granted each executive a significant stock option when he or she joined drugstore.com and/or when we promoted him or her to his or her current position. In addition, the compensation committee evaluates stock-based compensation annually (as part of the review process described above under “Compensation Review Cycle”), considering executive officers’ responsibilities and performance (as discussed above under “What Our Compensation Program is Designed to Reward” and “Performance Objectives” and, generally, under “Competitive Positioning and the Compensation Committee’s Outside Advisor”). In June 2009, the compensation committee engaged Applied HR Strategies specifically to assess its Company-wide long-term incentive compensation program and to assist it with its ongoing approach to long-term incentive awards. The compensation committee sought advice from the compensation consultant to develop an equity program to address the challenges faced by stock-based compensation expensing requirements, the need to reduce overall equity usage, and the continued focus on shareholder alignment, while at the same time balancing the need for executive retention and motivation.

Historically, the Company granted stock options as its primary form of equity award. Working with its consultant, in 2009, the compensation committee determined that it would shift from stock options to a more balanced mix of restricted stock and stock-settled stock appreciation rights. Restricted stock would foster stock ownership more immediately, provide an effective long-term incentive to management for their efforts, while ensuring more retentive value and providing some protection to our executives from uncertainty in the current economic climate. Restricted stock would also have less of a dilutive effect for our stockholders. Stock appreciation rights offer the long-term incentive benefits of stock options and aligned our executive’s financial interests with our stockholders even more closely than restricted stock, but with a less dilutive effect than stock options. By settling these rights in stock rather than cash, the Company can also preserve its cash for other strategic purposes.

We manage our equity incentive award use carefully, and continue to monitor and adapt that usage as necessary in light of changes in the regulatory and competitive landscape. The compensation committee carefully monitors our total dilution, burn rate and stock-based compensation expense to ensure that we maximize stockholder value by granting only the appropriate number of equity awards necessary to attract, reward and retain employees. Working with compensation consultants in recent years, we have worked to ensure that our equity compensation program is competitive in light of the markets in which we compete for talent and, at the same time, in the best interest of our stockholders.

In 2010, the compensation committee elected to issue restricted stock units in lieu of restricted stock awards. Unlike restricted stock, which is issued and outstanding at the time of grant regardless of the vesting schedule of the award, the shares underlying restricted stock units are not issued until they vest, so the dilutive effect of the awards is delayed. In addition, holders of restricted stock units have no voting rights with respect to the underlying shares until they vest and the shares are issued, thus eliminating the “empty vote” issue that arises when a restricted stockholder votes shares to which they do not yet have full economic rights. At the same time, in order to reduce dilution, burn rate, and stock-based compensation expense further, the compensation committee decided to shift from a mix of restricted stock units and stock appreciation rights to restricted stock units only.

Based on market analysis conducted by its consultant in June 2009, the compensation committee approved equity award guidelines to determine the size of equity awards approved by the compensation committee or any subcommittee authorized by the compensation committee. Under these guidelines, the Company seeks to grant to each of our named executive officers an annual package of long-term incentive awards valued at a percentage of that executive’s base salary. For our chief executive officer, the compensation committee sought to grant a package of awards with an aggregate face value equal to approximately 300% of her base salary, which the compensation committee determined was appropriate for her position and responsibilities based on the market analysis and other advice provided by the consultant. The compensation committee exercised some discretion on the basis of her individual performance and potential (evaluated as discussed above under “What Our Compensation Program is Designed to Reward” and “Performance Objectives”) to determine the final number of shares subject to the awards. For our other named executive officers, the compensation committee granted the annual awards described below valued at 140% of their respective base salaries, which the compensation committee determined was appropriate for his or her position and responsibilities, based on the market analysis and other advice provided by the consultant, and then adjusted the final number of shares on the basis of their individual performance and potential in the discretion of the compensation committee. In determining the actual number of restricted stock units to issue, the compensation committee applied the formula described above using a stock price of $2.00 per share rather than the actual stock price on the date of grant in order to lessen the impact of stock price volatility.

On November 12, 2010, the compensation committee granted to Ms. Lepore 300,000 restricted stock units subject to the terms and conditions of our 2008 Plan and a restricted stock unit agreement. These restricted stock units are subject to the terms and conditions of our 2008 Plan and a restricted stock unit agreement and will vest over four years in eight equal installments on each six-month anniversary of the grant date, subject to continued service through each vesting date.

Consistent with the terms of Ms. Lepore’s previous equity awards, all unvested restricted stock units will vest in the event of a change in control (as defined in the 2008 Plan). In addition, if we terminate her employment without cause (as defined in Ms. Lepore’s restricted stock unit agreement) or if she terminates her employment for good reason (as defined in the agreement), she will receive 12 additional months of vesting credit with respect to her restricted stock units.

On November 12, 2010, the compensation committee also granted restricted stock units to our other named executive officers, as follows:

Executive Officer	Restricted Stock Units Awarded
Yukio Morikubo, Vice President, Strategy and General Counsel	80,000
Robert P. Potter, Vice President, Chief Accounting Officer	45,000
Tracy Wright, Vice President, Chief Finance Officer	65,000

These restricted stock units are subject to the terms and conditions of our 2008 Plan and restricted stock unit agreements and will vest over four years in eight equal installments on each six-month anniversary of the grant date, subject to continued service through each vesting date. Pursuant to the terms of each of these executive officers’ change in control arrangements (discussed more fully below in the section entitled “Post-Employment Compensation”), if we terminate his or her employment without cause (as defined in the applicable change in control agreement) or if the executive officer terminates his or her employment for good reason (as defined in the applicable change in control agreement), the restricted stock units will vest in full.

Other Benefits

Our named executive officers are provided with the opportunity to participate in our health and welfare benefit program, as well as the opportunity to participate in our Section 401(k) plan, on substantially the same terms and conditions as most of our other employees. In addition, we cover insurance premiums on long-term disability and group term life insurance policies for the benefit of each of our executive officers, which benefits are over and above those available for our other employees generally.

Post-Employment Compensation Agreements

Severance Agreements

We generally do not enter into severance agreements with our executive officers (other than the change in control agreements discussed below), other than our chief executive officer, as discussed below. From time to time, in the discretion of management, we may make payments to an executive in the event of his or her termination without cause. In such cases, no benefits are available or have accrued prior to the executive’s employment separation, and at no time does such executive have any right to severance payments. We enter into separation arrangements with certain executives at the time of their termination without cause in order to protect us, because we generally make these payments in consideration of a general release of future claims against drugstore.com. These separation agreements may also include non-compete, non-solicitation, non-disparagement, and confidentiality agreements by the executives.

Under the terms of our offer letter to Ms. Lepore, we will make certain payments and provide certain rights and benefits to Ms. Lepore in the event we terminate her employment without cause or she terminates her employment for good reason. The payments, rights and benefits are more fully described below in the section entitled “Post-Employment Compensation.”

We believe that this severance protection is specifically appropriate for our chief executive officer to ensure that our most senior executive can remain focused on the Company’s goals and objectives and the best interests of stockholders, rather than potential personal economic exposure even during the most distracting circumstances of a period of transition or succession.

Change in Control Arrangements

We have change in control arrangements with our chief executive officer documented in both an offer letter with her and individual equity agreements, pursuant to which all of her outstanding equity will become immediately vested and exercisable in the event of a change in control, as discussed in more detail below under “Post-Employment Compensation.” In addition, in connection with its regular review of our corporate governance practices, in January 2009, our board of directors , based on the recommendation of our compensation committee, approved the terms of change in control arrangements for certain of our other officers, including Messrs. Potter and Morikubo and Ms. Wright, which entitles each of them to certain payments, rights and benefits in the event that we terminate his or her employment without cause (as defined in the agreement) or he or she terminates his or her employment for good reason (as defined in the agreement) upon or within twelve months following a change in control of drugstore.com. Although the terms of these arrangements were approved in 2009, the actual change in control agreements evidencing these terms were not entered into at that time. On January 28, 2011, our compensation committee, recognizing that the earlier agreed upon terms were not entirely consistent with the compensation committee’s intent, approved, and in February 2011, the Company and the individuals entered into, change in control agreements that reflected modified terms regarding equity treatment. The modified term was to include in the agreement full acceleration of the vesting and exercisability of the executive officer’s then-outstanding equity awards upon a qualifying termination occurring upon or within twelve months following the change in control. The payments and rights are more fully described below in the section entitled “Post-Employment Compensation.”

We believe that our severance and change in control arrangements and agreements generally offer significant protections and promote important goals that are critical to our long-term financial success. The agreements create incentives for our executive officers to obtain the highest possible value for our stockholders in an acquisition and allow our executive officers to continue to focus their attention on our operations and strategic objectives without the distraction of a risk to their own financial security during periods when we need their focused attention to succeed. The agreements are intended to retain qualified executives who could have other job alternatives that may appear to provide them with more financial security absent an agreement. Accordingly, the compensation committee believed that it was in the best interest of the Company and its stockholders to improve the Company’s ability to retain its executives through any potential transaction.

Ms. Lepore’s change in control arrangement is a single-trigger arrangement, such that her equity accelerates on the closing of a transaction regardless of whether her employment is terminated. The compensation committee believed this is appropriate for two reasons. First, Ms. Lepore has separate severance protection as discussed above under “Severance Agreements.” Second, having the change in control protection tied directly to her equity is intended to ensure that our chief executive officer’s personal financial interest is aligned with that of our stockholder base and encourages her to secure the highest possible price in any change in control transaction. This alignment is further heightened because Ms. Lepore’s equity constitutes a more significant portion of her total compensation than it does for other executive officers.

Our other executive officers’ change in control agreements are double-trigger arrangements, such that the benefits are received only if the executive’s employment is terminated upon or within a limited time period following a change in control. The compensation committee believed that given the structure of our executive officers’ overall compensation, these arrangements offer appropriate financial security to our senior management to meet the objectives discussed above.

In addition, our 2008 Plan provides that in a change in control where the successor corporation, or the parent or subsidiary of the successor corporation, refuses to assume or substitute for the award, outstanding awards under the plan would become immediately vested and exercisable.

As part of our executive officers’ compensation, as previously described, we granted restricted stock units under our 2008 Plan. In the event of a change in control, any of Ms. Lepore’s awards that are unvested will become immediately vested, as discussed in more detail below in the section entitled “Post-Employment Compensation.” In addition, if any of our other executive officers are terminated in qualifying termination upon or within 12 months following a change in control, any of their unvested awards will become immediately vested, as discussed in more detail below in the section entitled “Post-Employment Compensation.”

We have considered the total potential cost of the change in control protection afforded to our executive officers and have determined that it is reasonable and not excessive given the importance of the objectives described above.

Trading Restrictions

Our current insider trading policy and guidelines limit the timing and types of transactions in our common stock or other securities by our Section 16 officers, including stock option and stock appreciation right exercises, whether or not the executive subsequently sells any shares purchased. Our policy and guidelines seek to promote compliance with applicable securities laws, to prevent insider trading violations and allegations of insider trading violations, and to preserve the reputation and integrity of drugstore.com and others associated with us. In addition to the prohibitions generally applicable to all of our employees on trading in our securities while in possession of material nonpublic information or passing on such information to others, the policy and guidelines specifically require our Section 16 officers:

•	to pre-clear all transactions in our securities;

•	to trade in our securities only during specified window periods (following earnings releases); and

•	not to engage in short sales or transactions in puts, calls, or other derivative securities other than those granted under our equity compensation plans.

Accounting and Tax Considerations

Our stock option grant policies have been affected by the implementation of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC Topic 718, formerly called SFAS No. 123(R)). Under ASC 718, we estimate the portion of unvested stock options that we expect to be forfeited for failure to vest, and we recognize compensation costs only for those equity awards expected to vest.

We are subject to Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the deductibility of certain compensation payments to certain of our executive officers in excess of $1 million. Section 162(m) also provides for certain exceptions to the limitations on deductibility, including compensation that is “performance based” within the meaning of Section 162(m)(4)(c). Based on fiscal year 2010 compensation levels and the exception for performance-based compensation, no limits on the deductibility of compensation applied to any officer of drugstore.com.

In addition, Section 409A of the Internal Revenue Code imposes additional significant taxes in the event that a named executive officer, director or service provider receives “deferred compensation” that does not meet the requirements of Section 409A. To assist in preventing the imposition of additional tax under Section 409A, we have structured our 2008 Plan and our equity compensation awards in a manner intended to comply with the applicable Section 409A requirements. In addition, in 2008, we amended the terms of certain options granted under our 1998 Plan, including Ms. Lepore’s 2004 option, to comply with these 409A requirements.

2010 Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by, or paid to our chief executive officer and our other executive officers for services rendered to drugstore.com during fiscal years 2008, 2009, and 2010. We refer to the listed persons as our “named executive officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Dawn G. Lepore	2010	540,385			513,000		284,615	5,508	(3)	1,343,508
President, Chief Executive	2009	519,231	(4)		83,740	917,545	1,400,000	5,249		2,925,765
Officer, and Chairman of the	2008	442,308			2,691,000		457,788	690		3,591,786
Board

Yukio Morikubo	2010	270,577		30,000	136,800		52,461	4,893	(5)	494,731
Vice President, Strategy and	2009	261,692	(4)		37,356	193,529	129,103	4,631		626,311
General Counsel	2008	250,039			300,150	279,060	57,033	1,359		887,641

Robert P. Potter	2010	212,115			76,950		23,800	2,822	(6)	315,687
Vice President, Chief	2009	207,692	(4)		27,914	144,191	109,463	2,464		491,724
Accounting Officer	2008	194,615			248,400	132,553	44,450	1,173		621,191

Tracy Wright	2010	212,115			111,150		36,523	2,113	(7)	361,901
Vice President, Chief Finance	2009	207,692	(4)		29,556	153,122	111,563	2,007		503,940
Officer	2008	194,615		10,000	248,400	118,600	44,450	1,156		617,221

(1)	Represents the fair value of equity awards granted to each of the named executive officers, in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the grants, refer to note 12 of our consolidated financial statements in our annual report on Form 10-K for the year ended January 2, 2011, as filed with the SEC. These amounts reflect the grant date fair value these awards, and do not correspond to the actual value that will be recognized by the named executive officers.
(2)	Represents the annual bonus earned by the named executive officer in the year indicated, as described in more detail in the section entitled “Compensation Discussion and Analysis.”

(3)	Represents $2,322 of group term life insurance premiums and $3,186 of long-term disability insurance premiums paid for the benefit of the named executive officer.
(4)	Our officers are paid bi-weekly, usually resulting in 26 paychecks per years, but occasionally, as was the case in 2009, which was a 53-week fiscal year, resulting in 27 paychecks per years. Accordingly, salaries paid for 2009 appear slightly higher than the officer’s base salary determined by the compensation committee. In addition, the salary amounts listed here for 2009 differ from those reported previously, because previously reported amounts included amounts earned by or paid to each officer in 2009, and accordingly included an amount earned in 2009 but paid in 2010. All amounts listed above include only amounts paid to the named executive officers in the year indicated.
(5)	Represents $1,242 of group term life insurance premiums and $2,651 of long-term disability insurance premiums paid for the benefit of the named executive officer and $1,000 of employer-matching contributions under our Employee Retirement Savings 401(k) Plan.
(6)	Represents $810 of group term life insurance premiums and $1,012 of long-term disability insurance premiums paid for the benefit of the named executive officer and $1,000 of employer-matching contributions under our Employee Retirement Savings 401(k) Plan.
(7)	Represents $486 of group term life insurance premiums and $627 of long-term disability insurance premiums paid for the benefit of the named executive officer and $1,000 of employer-matching contributions under our Employee Retirement Savings 401(k) Plan.

We do not enter into employment agreements with our executive officers. We do however have offer letters, and in many cases, promotion offer letters, that set forth the officer’s initial salary and option grants. Thereafter, the compensation committee evaluates our executive officers annually and determines any adjustments to salary and additional option grants, as discussed above in the section entitled “Compensation Discussion and Analysis.”

2010 Grants of Plan-Based Awards

The following table sets forth the restricted stock units granted to our named executive officers during fiscal year 2010, the fair value of these awards as of their grant date, and the estimated future payouts under our non-equity incentive plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards (#)(1)	Grant Date Fair Value of Stock Awards ($)(2)
		Threshold ($)	Target ($)	Maximum ($)
Dawn G. Lepore	N/A	0	825,000	1,501,500
	11/12/2010				300,000	513,000
Yukio Morikubo	N/A	0	110,000	200,200
	11/12/2010				80,000	136,800
Robert P. Potter	N/A	0	75,250	136,955
	11/12/2010				45,000	76,950
Tracy Wright	N/A	0	75,250	136,955
	11/12/2010				65,000	111,150

(1)	These awards represent restricted stock units granted under our 2008 Plan.
(2)	This amount represents fair value as of grant date without regard to shares expected to be or actually forfeited on termination of employment.

We granted the restricted stock units indicated in the above table to our named executive officers under our 2008 Plan. Generally, those awards vest over four years in eight equal installments on each six-month anniversary of the vesting commencement date.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity awards held by the named executive officers as of January 2, 2011.

	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price	Option Expiration	Equity Incentive Plan Awards: Number of Shares That Have Not Vested		Equity Incentive Plan Awards: Market Value of Shares That Have Not Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)(1)
Dawn G. Lepore	4,000,000	0		2.97	10/11/2014
	485,714	0		3.66	12/29/2016
	220,870	373,780	(2)	2.28	10/2/2019
						977,546	(3)	2,160,377

Yukio Morikubo	250,000	0		3.49	12/1/2016
	142,857	57,143	(4)	2.68	2/15/2018
	52,160	88,272	(5)	2.28	10/2/2019
						164,788	(6)	364,181

Robert P. Potter	40,000	0		3.05	9/17/2014
	40,000	0		2.61	3/24/2015
	20,000	0		2.96	2/3/2016
	100,000	0		3.66	12/22/2016
	50,000	0		3.66	12/29/2016
	67,857	27,143	(7)	2.68	2/15/2018
	38,862	65,768	(8)	2.28	10/2/2019
						114,181	(9)	252,340

Tracy Wright	40,000	0		7.22	9/23/2013
	15,000	0		6.45	2/5/2014
	5,000	0		2.33	8/6/2014
	40,000	0		2.61	3/24/2015
	20,000	0		2.96	2/3/2016
	75,000	0		3.66	12/29/2016
	82,857	17,143	(10)	3.08	9/14/2017
	60,714	24,286	(11)	2.68	2/15/2018
	41,270	69,841	(12)	2.28	10/2/2019
						134,721	(13)	297,733

(1)	Market value is based on the closing price of our common stock of $2.21 per share on December 31, 2010, the last trading day of our fiscal year ended January 2, 2011.
(2)	Represents a stock-settled stock appreciation right. As of the date of this Amendment, this stock appreciation right has vested with respect to 33,980 additional shares. This stock-settled stock appreciation right will vest with respect to 33,980 of the remaining shares on July 2, and October 2, 2011; January 2, April 2, July 2, and October 2, 2012; and January 2, April 2, July 2, and October 2, 2013.
(3)	As of the date of this Amendment, 204,591 of these shares of restricted stock have vested. 162,500 of the remaining shares will vest on each October 3, 2011; and April 3, and October 3, 2012. 4,591 will vest on each October 2, 2011; April 2, and October 2, 2012; and April 2, and October 2, 2013. Finally, 37,500 of the remaining shares will vest on each October 3, 2011; April 3, and October 3, 2012; April 3, and October 3, 2013; and April 3, and October 3, 2014.
(4)	As of the date of this Amendment, this option has vested with respect to 11,428 additional shares. This option will vest with respect to the remaining shares as follows:

•	11,429 of the shares on May 15, 2011;

•	11,428 of the shares on August 15, 2011; and

•	11,429 of the shares on each of November 15, 2011; and February 15, 2012.

(5)	Represents a stock-settled stock appreciation right. As of the date of this Amendment, this stock appreciation right has vested with respect to 8,025 additional shares. This stock-settled stock appreciation right will vest with respect to the remaining shares as follows:

•	8,025 of the shares on July 2, 2011;

•	8,024 of the shares on October 2, 2011;

•	8,025 of the shares on each of January 2, and April 2, 2012;

•	8,024 of the shares on July 2, 2012;

•	8,025 of the shares on each of October 2, 2012; and January 2, 2013;

•	8,024 of the shares on April 2, 2013; and

•	8,025 of the shares on each of July 2, and October 2, 2013,

(6)	As of the date of this Amendment, 30,173 of these shares of restricted stock have vested. 18,125 of the remaining shares will vest on each October 3, 2011; and April 3, and October 3, 2012. 2,048 will vest on each October 2, 2011, April 2, and October 2, 2012; and April 2, and October 2, 2013. Finally 10,000 of the remaining shares will vest on each October 3, 2011; April 3, and October 3, 2012; April 3, and October 3, 2013; and April 3, and October 3, 2014.
(7)	As of the date of this Amendment, this option has vested with respect to 5,428 additional shares. This option will vest with respect to the remaining shares as follows:

•	5,429 of the shares on May 15, 2011;

•	5,428 of the shares on August 15, 2011;

•	5,429 of the shares on each of November 15, 2011; and February 15, 2012

(8)	Represents a stock-settled stock appreciation right. As of the date of this Amendment, this stock appreciation right has vested with respect to 5,979 additional shares. This stock-settled stock appreciation right will vest with respect to the remaining shares as follows:

•	5,979 of the shares on July 2, October 2, 2011; and January 2, 2012;

•	5,978 of the shares on April 2, 2012; and

•	5,979 of the shares on July 2, and October 2, 2012; and January 2, April 2, July 2, and October 2, 2013,

(9)	As of the date of this Amendment, 22,156 of these shares of restricted stock have vested. 15,000 of the remaining shares will vest on each October 3, 2011; and April 3, and October 3, 2012. 1,530 will vest on each October 2, 2011, April 2, and October 2, 2012; and April 2, and October 2, 2013. Finally 5,625 of the remaining shares will vest on each October 3, 2011; April 3, and October 3, 2012; April 3, and October 3, 2013; and April 3, and October 3, 2014.
(10)	As of the date of this Amendment, this option has vested with respect to 5,714 additional shares. This option will vest with respect to the remaining shares as follows:

•	5,714 of the shares on each of May 15, 2011; and

•	5,715 of the shares on August 15, 2011.

(11)	As of the date of this Amendment, this option has vested with respect to 4,857 additional shares. This option will vest with respect to the remaining shares as follows:

•	4,857 of the shares on each of May 15, August 15, and November 15, 2011; and

•	4,858 of the shares on February 15, 2012.

(12)	Represents a stock-settled stock appreciation right. As of the date of this Amendment, this stock appreciation right has vested with respect to 6,349 additional shares. This stock-settled stock appreciation right will vest with respect to the remaining shares as follows:

•	6,349 of the shares on each of July 2, and October 2, 2011;

•	6,350 of the shares on January 2, 2012;

•	6,349 of the shares on each of April 2, July 2, and October 2, 2012; January 2, April 2 and July 2, 2013; and

•	6,350 of the shares on October 2, 2013.

(13)	As of the date of this Amendment, 24,746 of these shares of restricted stock have vested. 15,000 of the remaining shares will vest on each October 3, 2011; and April 3, and October 3, 2012. 1,620 will vest on each October 2, 2011, April 2, and October 2, 2012; and April 2 and October 2, 2013. Finally 8,125 of the remaining shares will vest on each October 3, 2011; April 3, and October 3, 2012; April 3, and October 3, 2013; and April 3, and October 3, 2014.

Option Exercises and Stock Vested

The following table shows shares of restricted stock held by our named executive officers that vested in 2010. None of our named executive officers exercised any options during 2010.

Name	Date	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dawn G. Lepore	6/10/2010 4/3/2010 10/2/2010 10/3/2010	4,591 162,500 4,591 162,500	15,931 606,125 8,815 312,000

Yukio Morikubo	6/10/2010 4/3/2010 10/2/2010 10/3/2010	2,048 18,125 2,048 18,125	7,107 67,606 3,932 34,800

Robert P. Potter	6/10/2010 4/3/2010 10/2/2010 10/3/2010	1,531 15,000 1,531 15,000	5,313 55,950 2,940 28,800

Tracy Wright	6/10/2010 4/3/2010 10/2/2010 10/3/2010	1,621 15,000 1,621 15,000	5,625 55,950 3,112 28,800

Post-Employment Compensation

Post-Employment Agreements with Executive Officers

We have severance or change-of-control agreements with our chief executive officer and our other executive officers, as discussed below. Our 1998 Plan did not provide for automatic acceleration of vesting in the event of a change of control, though it authorizes the plan administrator to provide for such terms on a case-by-case basis. As discussed above, the 2008 Plan authorizes the plan administrator to determine how awards are treated in the event of a change of control, but specifically provides for acceleration of vesting in the event awards are not assumed or substituted by the successor corporation.

Offer Letter and Change of Control Arrangements with Dawn Lepore

drugstore.com has entered into an offer letter with Dawn Lepore, its chief executive officer, originally dated September 21, 2004, and most recently amended on April 8, 2011. The offer letter provides for certain severance benefits in the event drugstore.com terminates Ms. Lepore’s employment without “cause” or if Ms. Lepore terminates her employment for “good reason,” in each case as defined in her offer letter. Upon a qualifying termination and conditioned on Ms. Lepore executing a release of claims against drugstore.com, Ms. Lepore will receive the following benefits:

•	the equivalent of two years of annual salary and two years of target bonus at the levels in effect at the time of such termination;

•	twelve additional months of vesting credit under any options and other equity awards for which vesting is based exclusively on Ms. Lepore’s continued service to drugstore.com; and

•	drugstore.com-paid health continuation coverage premiums under COBRA for a period of 18 months, as well as an additional payment to cover any taxes to Ms. Lepore on the cost of such coverage.

Each of Ms. Lepore’s equity awards from drugstore.com will fully accelerate upon a change in control.

Ms. Lepore’s receipt of these benefits will be subject to her compliance with our confidentiality agreement and her execution of a release of claims in the form customarily used by drugstore.com in connection with the termination of an executive officer’s employment.

The table below reflects the amount of compensation to Ms. Lepore assuming that her employment was terminated by drugstore.com without “cause,” she resigned for “good reason,” or a change of control was completed on January 2, 2011. Please note that the amounts indicated below are hypothetical estimates. Amounts, if any, to be received by Ms. Lepore in connection with any actual future termination of her employment or consummation of a change of control may differ in material respects from the amounts set forth below.

Executive Name	Change of Control	Termination Other than for Cause	Resignation for Good Reason
Dawn Lepore
Base salary and cash bonus (1)	—	$2,750,000	$2,750,000
Equity (2)	$2,160,377	1,046,338	1,046,338
Health Benefits	—	40,831	40,831

Lepore Total:	$2,160,377	$3,837,169	$3,837,169

(1)	In the event that the severance and other benefits provided for in her offer letter or otherwise payable to Ms. Lepore would constitute a “parachute payment” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, the offer letter provides that the benefits will be either provided in full or delivered to such lesser extent that would result in no portion of the benefits being subject to the excise tax, whichever taking into account the applicable federal, state and local income and employment taxes and the excise tax imposed by Section 4999, results in the receipt by Ms. Lepore, on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code. For purposes of the calculations above, the maximum amounts that could be paid to Ms. Lepore upon termination are illustrated, notwithstanding any cutback that would be required under the terms of the offer letter, as described in the preceding sentence.
(2)	The value of the equity acceleration to which Ms. Lepore is entitled upon the consummation of the change of control was calculated by multiplying (i) the aggregate number of unvested stock options, unvested stock appreciation rights, outstanding restricted stock units and unvested restricted stock held by Ms. Lepore as of January 2, 2011, by (ii) $2.21 (the closing price of our common stock on December 31, 2010, the last trading day of our fiscal year ended January 2, 2011), less any applicable exercise price per share.

Executive Officer Change in Control Agreements

Each of Robert Potter, Vice President, Chief Accounting Officer, Yukio Morikubo, Vice President, Strategy, General Counsel and Secretary, and Tracy Wright, Vice President, Chief Finance Officer, was previously party to a change in control agreement that our board of directors approved in January 2009. On January 28, 2011, our compensation committee, recognizing that the earlier agreements were not entirely consistent with the committee’s intent, approved, and in February 2011, the Company and the individuals entered into, change in control agreements that replaced the earlier agreements.

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

The table below reflects the amount of compensation to each executive had his or her employment been terminated by drugstore.com without “cause” or the executive resigned for “good reason” following a “change in control” of drugstore.com and provided the executive signed and did not revoke a release of claims. The table assumes that the change in control was completed on January 2, 2011, and that the executive terminated employment on January 2, 2011. Please note that the amounts indicated below are hypothetical estimates. Amounts, if any, to be received by the executive in connection with any actual future termination of her employment in connection with a change of control may differ in material respects from the amounts set forth below.

Executive Name	Termination within 12 Months Following a Change in Control
Yukio Morikubo
Base salary and cash bonus (1)	$385,000
Equity (2)	$364,181
Health Benefits	$17,357

Morikubo Total:	$766,538

Robert Potter
Base salary and cash bonus (1)	$290,250
Equity (2)	$252,340
Health Benefits	$17,357

Potter Total:	$559,947

Tracy Wright
Base salary and cash bonus (1)	$290,250
Equity (2)	$297,733
Health Benefits	$17,307

Wright Total:	$605,290

(1)	In the event that the severance and other benefits provided for in a change in control agreement or otherwise payable to an executive would constitute a “parachute payment” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, the change in control agreement provides that the benefits will be either provided in full or delivered to such lesser extent that would result in no portion of the benefits being subject to the excise tax, whichever taking into account the applicable federal, state and local income and employment taxes and the excise tax imposed by Section 4999, results in the receipt by the executive, on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code. For purposes of the calculations above, the maximum amounts that could be paid to an executive upon termination are illustrated, notwithstanding any cutback that would be required under the terms of the change in control agreement, as described in the preceding sentence.
(2)	The value of the equity acceleration to which an executive may be entitled upon a qualifying termination was estimated by multiplying (i) the aggregate number of unvested stock options, unvested stock appreciation rights, outstanding restricted stock units and unvested restricted stock held by the executive officer as of January 2, 2011, by (ii) $2.21 (the closing price of our common stock on December 31, 2010, the last trading day of our fiscal year ended January 2, 2011), less any applicable exercise price per share.

COMPENSATION COMMITTEE REPORT

The compensation committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our annual report on form 10-K.

Jeffrey M. Killeen

William Savoy (chair)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding securities issuable under our equity compensation plans as of January 2, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	21,339,014	(1)	$2.86	(2)	3,845,991	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	21,339,014		$2.86		3,845,991

(1)	Represents the 15,175,754 shares of common stock to be issued on the exercise of options outstanding under the 1998 Stock Plan, 4,888,588 shares of common stock to be issued on the exercise of options or stock appreciation rights outstanding under the 2008 Plan, and 1,274,672 shares of common stock to be issued upon the release of restricted stock units under the 2008 Plan. Excludes the 1,671,191 shares of common stock issued but not outstanding for unvested restricted stock awards granted under the 2008 Stock Plan.
(2)	Represents the weighted average exercise price per share of options and stock appreciation rights outstanding under the 1998 Stock Plan and the 2008 Plan. Because restricted stock units do not have an exercise price, 1,274,672 shares of our common stock issuable pursuant to restricted stock units under our 2008 Plan are not included in the calculation of weighted average exercise price.
(3)	The 1998 Stock Plan expired in June 2008 and was replaced with the 2008 Plan and no further awards have been or will be granted under the 1998 Stock Plan. The 1998 Stock Plan, however, will continue to govern awards previously granted under that plan and any outstanding options will continue to vest and will remain outstanding until they are exercised, are forfeited, or expire. The board of directors has reserved 8.0 million shares of our common stock for issuance under the 2008 Plan, as well as up to 15.0 million shares from stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited or that we repurchase. The shares may be authorized, but unissued, or reacquired common stock

Security Ownership of Certain Beneficial Owners and Management

The following table shows certain information as of March 31, 2011 regarding beneficial ownership of our common stock by (a) each person who, to drugstore.com’s knowledge, beneficially owned more than five percent of the outstanding shares of our common stock as of that date, (b) each of our Named Executive Officers (as defined in Item 402 of Regulation S-K promulgated by the SEC), (c) each member of our board of directors, and (d) all directors and executive officers as a group.

Name and Address of Beneficial Owners(1)	Number of Shares Owned(2)	Right to Acquire(3)	Percent of Outstanding Shares(4)
Dawn G. Lepore (5)	1,093,752	4,778,064	5.5%
Richard W. Bennet III (6)	40,000	190,000	*
Geoffrey R. Entress (7)	30,000	190,000	*
Jeffery M Killeen (8)	30,000	190,000	*
William D. Savoy (9)	130,000	202,500	*
Gregory S. Stanger (10)	30,000	202,500	*
Yukio Morikubo (11)	145,473	485,899	*
Robert Potter (12)	113,465	379,180	*
Tracy Wright (13)	123,941	415,457	*
Amazon.com, Inc. (14) 1200 12th Avenue South Seattle, WA 98144	12,963,339	0	12.1%
Kleiner Perkins Caufield & Byers (15) 2750 Sand Hill Road Menlo Park, CA 94025	9,968,745	0	9.3%
T. Rowe Price Associates, Inc. (16) 100 E. Pratt Street Baltimore, MD 21202	7,342,906	0	6.9%
All executive officers and directors as a group (9 persons) (17)	1,736,631	7,033,600	8.2%

*	Less than one percent.
1.	Unless otherwise indicated, the address of each beneficial owner is c/o drugstore.com, inc., 411 108th Avenue NE, Suite 1400, Bellevue, WA 98004.
2.	To our knowledge, each person has sole voting and investment power over the shares owned (or shares voting and/or investment power with such person’s spouse) unless otherwise noted.
3.	Consists of options that are currently exercisable or will become exercisable within 60 days of March 31, 2011 and restricted stock unit awards and performance stock unit awards that are scheduled to vest and settle within 60 days of March 31, 2011.
4.	The percentage of outstanding shares is based on 106,749,508 shares issued and outstanding as of March 31, 2011. However, for purposes of computing the percentage of outstanding shares of common stock beneficially owned by each person or group of persons, any shares which such person or group of persons has a right to acquire on or within 60 days of March 31, 2011 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage of beneficial ownership of any other person.

5.	Includes 4,778,064 shares subject to options exercisable and Restricted Stock Units releasable within 60 days of March 31, 2011.
6.	Includes 190,000 shares subject to options exercisable within 60 days of March 31, 2011.
7.	Includes 190,000 shares subject to options exercisable within 60 days of March 31, 2011.
8.	Includes 190,000 shares subject to options exercisable within 60 days of March 31, 2011.
9.	Includes 202,500 shares subject to options exercisable within 60 days of March 31, 2011.
10.	Includes 202,500 shares subject to options exercisable within 60 days of March 31, 2011.
11.	Includes 485,899 shares subject to options exercisable and Restricted Stock Units releasable within 60 days of March 31, 2011.
12.	Includes 379,180 shares subject to options exercisable and Restricted Stock Units releasable within 60 days of March 31, 2011.
13.	Includes 415,457 shares subject to options exercisable and Restricted Stock Units releasable within 60 days of March 31, 2011.
14.	Represents shares held by Amazon.com NV Investment Holdings, Inc., a wholly owned subsidiary of Amazon.com, Inc. According to the Schedule 13D filed on July 23, 2010 by Amazon.com, Inc., Amazon.com is the beneficial owner of and has dispositive power over 12,963,339 shares of our common stock and has sole voting power of all 12,963,339 shares.
15.	According to the Schedule 13G filed on February 12, 2010 by Kleiner Perkins Caufield & Byers VIII, L.P. (“KPCB VIII”). KPCB VIII is the beneficial owner of and has shared dispositive power over all 9,652,143 shares of our common stock and has shared voting power over all of these shares, but does not have sole voting power of any of these shares. Represents 9,123,655 shares held by KPCB VIII, 528,488 shares held by KPCB VIII Founders Fund, L.P. (“KPCB VIII FF”). KPCB VIII and KPCB VIII FF are wholly controlled by KPCB VIII Associates, L.P.
16.	According to the amended Schedule 13G filed on February 10, 2011 by T. Rowe Price Associates, Inc. (“Price Associates”), Price Associates is the beneficial owner of and has dispositive power over 7,342,906 shares of our common stock and has sole voting power of 709,090 shares.
17.	Includes 7,033,600 shares subject to options shares subject to options exercisable and Restricted Stock Units releasable exercisable within 60 days of March 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have entered into the transactions described below with our executive officers, directors and holders of 5% or more of our common stock and their affiliates.

Agreements with Executive Officers and Directors

We have entered into indemnification agreements with our directors and officers. These agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law.

Agreements with Amazon.com

Amazon.com is our largest stockholder, owning approximately 12.1% of our outstanding stock as of March 31, 2011. Pursuant to the Voting Agreement, in November 2006, Geoffrey R. Entress, was appointed to serve as Amazon’s designee on our board of directors. In June 2009, we entered into a three-year merchant agreement with Amazon.com, a related party, to sell OTC products through the marketplace on the Amazon.com website. In September 2007, we entered into a three-year merchant agreement with Amazon.com to sell prestige beauty products through the Beauty.com marketplace on the Amazon.com website, and as of early 2011 we continued to sell prestige beauty products through this marketplace. We ship the Amazon.com orders from our distribution facility in exchange for an agreed-upon product price less a referral fee.

Policies and Procedures for Approving Related Person Transactions

On an annual basis, each of our directors and officers must complete a director and officer questionnaire that requires disclosure of any transaction, arrangement, or relationship with the Company during the last fiscal year in which the director or executive officer, or any member of his or her immediate family, had a direct or indirect material interest. In addition, this questionnaire directs the directors and officers to certify that they will update us throughout the year regarding any revisions or additions to the information provided in the questionnaire. Our board of directors will review and consider any transaction, arrangement, or relationship that a director or officer discloses in his or her questionnaire in making independence determinations with respect to directors and resolving any conflicts of interest that may be implicated.

Our code of business conduct and ethics requires all directors and employees either to avoid participating in any outside activity that might create a conflict of interest or, if such avoidance is impossible, to disclose fully any information regarding a potential conflict and to refrain from participating in any of our decisions that might raise the conflict. All officers must obtain the prior written consent of our legal team before entering into any outside employment or business venture. In addition, our code requires that all of our contracts be reviewed and approved by our legal and finance teams before they are signed, regardless of the type or dollar amount of the contract.

As required under SEC rules, transactions that we determine to be directly or indirectly material to us or to a related person are disclosed in our Proxy Statement. In addition, the audit committee of our board of directors reviews and approves or ratifies any related person transactions, including those that we are required to disclose, based on the relevant circumstances, including:

•	the nature and extent of the related person’s interest in the transaction;

•

the material terms of the transaction, including, without limitation, the amount and type of transaction, and whether the terms are comparable to those generally available in arms’ length transactions;

•	whether the related person transaction is consistent with the best interests of the Company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and

•	any other matters that the committee may deem appropriate.

In the event that any member of the audit committee has a direct or indirect interest in any such transaction, he or she will recuse himself or herself from the deliberations of the committee regarding that particular transaction. If the audit committee does not approve any related person transaction, it may take such action as it may deem necessary or desirable in our best interests and in the best interest of our stockholders.

Director Independence

The board of directors has determined that Messrs. Bennet, Killeen, Savoy, and Stanger are “independent” within the meaning of rules of the NASDAQ Stock Market. The audit committee, compensation committee, and nominating committee are composed entirely of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

The following table sets forth the fees paid to date for services rendered by Ernst & Young LLP during fiscal years 2010 and 2009.

	Year Ended
(In thousands)	January 2, 2011	January 3, 2010
Audit Fees(1)	$881	$799
Audit-Related Fees	—	—
Tax Fees(2)	2	—
All Other Fees	—	—

Total	$883	$799

(1)	Audit fees include fees and expenses for services rendered by Ernst & Young LLP in connection with its audits of our annual consolidated financial statements and our internal control over financial reporting, its review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and services provided in connection with our SEC filings and other regulatory filings.
(2)	Tax fees consisted of fees and expenses for professional services rendered by Ernst & Young LLP for tax planning assistance.

Audit Committee Preapproval of Auditor Services

The audit committee is responsible for the appointment, compensation, retention, and oversight of, and for the preapproval of all audit, audit-related, tax and nonaudit services to be provided by, our independent registered public accounting firm.

The audit committee has adopted guidelines for preapproval of services to be provided by our independent registered public accounting firm. The audit committee preapproves services as follows:

•

Annually, our independent registered public accounting firm and management present to the audit committee the audit and nonaudit services proposed to be provided by the independent registered public accounting firm during the current fiscal year and the estimated fees associated with each service. The audit committee reviews and, as it deems appropriate, preapproves or rejects the proposed services. If additional audit or nonaudit services are presented for preapproval during the year, the audit committee reviews and, as it deems appropriate, preapproves or rejects such additional services and the fees associated with such services. The independent registered public accounting firm provides updates regularly with respect to, and the audit committee reviews, the services actually provided by the independent registered public accounting firm and the fees incurred with respect to those services.

In deciding whether to preapprove any services proposed to be provided by the independent registered public accounting firm, the audit committee considers the following: (i) whether the proposed services are consistent with SEC rules on auditor independence; (ii) whether the independent registered public accounting firm is qualified to provide effective and efficient service; (iii) whether such service would enhance our ability to manage or control risk or improve audit quality or would otherwise be beneficial to drugstore.com; and (iv) the relationship between fees for audit and nonaudit services. The audit committee will not approve the provision by the independent registered public accounting firm of any audit or nonaudit service that it believes, individually or in the aggregate, may impair the independence of the independent registered public accounting firm.

•

The audit committee has delegated to each of its members the authority to evaluate and approve proposed engagements on behalf of the audit committee, in the event that a need arises for preapproval between committee meetings. Any member who exercises this authority must report any preapproval decisions to the full audit committee at its next meeting.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2): No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2011.

DRUGSTORE.COM, INC.

By:	/s/ DAWN G. LEPORE
Dawn G. Lepore President, Chief Executive Officer and Chairman of the Board

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002