Form 10-Q
period 2011-04-03
DRUGSTORE COM INC
filed 2011-05-13
CIK 1086467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

or

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

As of May 6, 2011, the registrant had 106,873,567 shares of common stock outstanding.

DRUGSTORE.COM, INC.

FORM 10-Q

For the three months ended April 3, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DRUGSTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
Net sales	$128,439	$110,933
Costs and expenses:
Cost of sales	92,322	77,753
Fulfillment and order processing	13,263	11,975
Marketing and sales	12,785	10,907
Technology and content	6,949	6,608
General and administrative	6,870	6,743

Total costs and expenses	132,189	113,986

Operating loss	(3,750)	(3,053)
Interest expense, net	(153)	(63)

Loss from continuing operations	(3,903)	(3,116)
Gain from discontinued operations, net of tax	720	500

Net loss	$(3,183)	$(2,616)

Basic and diluted loss from continuing operations per share	$(0.04)	$(0.03)
Basic and diluted gain from discontinued operations per share	0.01	0.00

Basic and diluted net loss per share	$(0.03)	$(0.03)

Weighted average shares outstanding	105,172,829	102,605,614

See accompanying notes to consolidated financial statements.

DRUGSTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 3, 2011	January 2, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,730	$20,437
Marketable securities	10,986	13,094
Accounts receivable, net of allowances	12,685	13,916
Inventories	41,585	48,977
Other current assets	4,088	3,701
Assets of discontinued operations	3,260	2,440

Total current assets	97,334	102,565
Fixed assets, net	29,028	25,181
Other intangible assets, net	14,421	14,503
Goodwill	57,598	57,593
Other long-term assets	159	530

Total assets	$198,540	$200,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,901	$49,540
Accrued compensation	5,292	3,433
Accrued marketing expenses	3,547	4,108
Other current liabilities	2,373	2,397
Current portion of long-term debt obligations	250	581

Total current liabilities	55,363	60,059
Long-term debt obligations, less current portion	16,983	13,985
Deferred income taxes	4,085	4,079
Other long-term liabilities	939	920

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, stated at amounts paid in: 250,000,000 shares authorized, 107,002,667 and 106,108,096 shares issued, and 106,675,858 and 105,897,847 shares outstanding	899,866	896,378
Treasury stock, at cost, 326,809 and 210,249 shares	(792)	(344)
Accumulated other comprehensive income	60	76
Accumulated deficit	(777,964)	(774,781)

Total stockholders’ equity	121,170	121,329

Total liabilities and stockholders’ equity	$198,540	$200,372

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
Operating Activities:
Net loss	$(3,183)	$(2,616)
Less gain from discontinued operations, net of tax	720	500

Loss from continuing operations	(3,903)	(3,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,018	3,204
Amortization of intangible assets	132	48
Stock-based compensation	1,765	1,827
Other	(50)	7

Changes in, net of acquisitions:
Accounts receivable	1,231	2,487
Inventories	7,392	3,500
Other assets	(554)	(1,032)
Accounts payable, accrued expenses and other liabilities	(4,624)	(4,982)

Net cash provided by continuing operations	4,407	1,943
Net cash provided by (used in) discontinued operations	(372)	1,052

Net cash provided by operating activities	4,035	2,995

Investing Activities:
Purchases of marketable securities	(1,290)	(2,256)
Sales and maturities of marketable securities	3,403	4,385
Purchases of fixed assets	(6,613)	(1,973)
Purchase of Salu, less cash acquired	—	(18,069)
Purchase of intangible assets	—	(29)

Net cash used in continuing investing activities	(4,500)	(17,942)
Net cash used in discontinued investing activities	—	(366)

Net cash used in investing activities	(4,500)	(18,308)

Financing Activities:
Proceeds from exercise of stock options	2,001	322
Borrowings from line of credit	3,500	10,000
Purchase of treasury stock	(295)	—
Principal payments on debt obligations	(448)	(83)

Net cash provided by financing activities	4,758	10,239

Net increase (decrease) in cash and cash equivalents	4,293	(5,074)
Cash and cash equivalents at beginning of period	20,437	22,175

Cash and cash equivalents at end of period	$24,730	$17,101

Supplemental Cash Flow Information:
Common stock issued for purchase of Salu	$—	$17,362
Cash paid during the period for interest	$171	$103

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

Health, Beauty & Pharmacy	OTC Partnerships
www.drugstore.com	www.medcohealthstore.com
www.Beauty.com	www.riteaidonlinestore.com
www.SkinStore.com	www.spalook.com
www.DrWeilVitaminAdvisor.com

Microsites	Vision and Vision Partnerships
www.thenaturalstore.com	www.VisionDirect.com
www.athisbest.com	www.LensMart.com
www.sexualwellbeing.com	www.Lensworld.com
www.allergysuperstore.com	www.LensQuest.com
www.vitaminemporium.com	www.pearlevisioncontacts.com (1)
www.lenscrafterscontacts.com (1)
www.searsopticalcontacts.com (1)

(1)	In the first quarter of 2011, we launched three branded sites for Luxottica Group, S.p.A. (Luxottica), a global leader in the design, manufacturing and distribution of fashion, luxury, and sport eyewear.

On March 23, 2011, we entered into an agreement and plan of Merger with Walgreen Co. (Walgreens) and Dover Subsidiary, Inc., a wholly-owned subsidiary of Walgreens, pursuant to which Dover Subsidiary, Inc. will merge with and into drugstore.com with drugstore.com surviving as a wholly-owned subsidiary of Walgreens. The consummation of the merger is subject to customary conditions, including approval of the transaction by drugstore.com’s stockholders and is expected to close by the end of June 2011 (see note 5).

2. Basis of Presentation and Principles of Consolidation

We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. These consolidated financial statements are unaudited but, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of future results for the 2011 fiscal year ending January 1, 2012 or any other interim period, due to seasonal and other factors. We have derived the consolidated balance sheet as of January 2, 2011 from audited financial statements as of that date, but we have excluded certain information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 2, 2011.

The accompanying consolidated financial statements include those of drugstore.com, inc. and our subsidiaries. We have eliminated all material intercompany transactions and balances.

We operate using a 52/53-week retail calendar year, with each of the fiscal quarters in a 52-week fiscal year representing a 13-week period. Fiscal years 2011 and 2010 are 52-week years.

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

4. Net Income (Loss) Per Share

We compute net income (loss) per share using the two-class method. We compute basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares outstanding during the applicable period, including outstanding participating securities when in a net income position. Participating securities include unvested restricted stock awards and restricted stock units, as holders of these securities are entitled to receive non-forfeitable dividends prior to vesting at the same rate as holders of our common stock. Because we had a net loss for the three month periods ended April 3, 2011 and April 4, 2010, none of the loss was allocated to the participating securities. In addition, 816,450 shares of common stock held in escrow in connection with the acquisition of Salu, Inc. (Salu) were also excluded from the computation of net income (loss) per share for the three month periods ended April 3, 2011 and April 4, 2010 as these shares were considered contingently issuable shares. We compute diluted earnings (loss) per share using the weighted-average number of shares determined for the basic net income (loss) per share computation plus the dilutive effect of common stock equivalents to the extent it does not create anti-dilution using the treasury stock method.

We excluded the following shares from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	April 3, 2011	April 4, 2010
Stock options and stock appreciation rights	18,720,238	16,436,140
Non-vested restricted stock units	1,658,807	—
Non-vested restricted stock	1,263,991	1,768,620
Warrants	700,000	700,000
Contingently issuable shares	816,450	816,450

	23,159,486	19,721,210

5. Agreement and Plan of Merger

On March 23, 2011, drugstore.com, inc., a Delaware corporation, entered into an Agreement and Plan of Merger with Walgreen Co. (Walgreens), an Illinois corporation, and Dover Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Walgreens, pursuant to which Dover Subsidiary, Inc. will merge with and into drugstore.com with drugstore.com surviving as a wholly-owned subsidiary of Walgreens.

Pursuant to the terms and subject to the conditions of the merger agreement, at the effective time of the merger, each issued and outstanding share of common stock of drugstore.com, including all shares of restricted stock (whether or not vested), will be converted into the right to receive $3.80 in cash, without interest. In addition, outstanding and vested options and stock appreciation rights, in both cases that have exercise prices per share of less than $3.80, will be converted into the right to receive $3.80 in cash less the applicable exercise price, without interest. All other outstanding stock options and stock appreciation rights, and all unvested restricted stock units will be converted into options, stock appreciation rights and restricted stock units, as applicable, denominated in shares of Walgreens common stock based on formulas set forth in the merger agreement, with terms and conditions that are otherwise the same as those existing immediately prior to the consummation of the merger.

drugstore.com and Walgreens have agreed to customary representations, warranties and covenants in the merger agreement, including a “no-shop” provision prohibiting the solicitation of alternate transactions and a provision requiring drugstore.com’s board of directors to recommend that its common stockholders adopt the merger agreement. These provisions are subject to a “fiduciary-out” exception that, under certain circumstances and prior to the time that drugstore.com receives stockholder approval for the merger, permits the drugstore.com board to provide information and participate in discussions and negotiations with respect to unsolicited alternative acquisition proposals that constitute or are reasonably expected to lead to a superior proposal.

In addition, drugstore.com has also agreed to operate its business in the ordinary course of business, consistent with past practice and the terms of certain interim operating covenants, pending consummation of the merger. The merger agreement also contains certain termination rights for both drugstore.com and Walgreens, including for drugstore.com to enter into an agreement with respect to a superior proposal if drugstore.com’s board of directors determines that the failure to do so would reasonably be expected to be inconsistent with its fiduciary duties to drugstore.com’s stockholders under applicable law. Upon termination of the merger agreement under certain circumstances, drugstore.com would be required to pay Walgreens a termination fee of approximately $15.0 million.

Consummation of the merger is subject to customary conditions, including approval of the transaction by drugstore.com’s stockholders. drugstore.com has called a special meeting of its stockholders on June 2, 2011 for purposes of approving the merger. The transaction is not subject to any financing condition. The waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), with respect to the proposed merger expired in May 2011. Accordingly, the merger closing condition with respect to the expiration or termination of the waiting period under the HSR Act has been satisfied. The boards of directors of each of drugstore.com and Walgreens have approved the merger and the merger agreement, and the parties anticipate that the merger will close by the end of June 2011.

In conjunction with the planned merger, we incurred transaction related expenses of $2.2 million during the first quarter of 2011 which are recorded in general and administrative expenses in our consolidated statements of operations.

6. Business Acquisition

On February 19, 2010, we acquired Salu for $19.4 million in cash (less approximately $1.9 million of Salu’s transaction expenses and the repayment of Salu’s outstanding debt obligation of $2.6 million paid out of the merger consideration) and 5,425,678 shares of drugstore.com common stock with a fair value of $17.3 million. Of this initial consideration, drugstore.com paid approximately $2.7 million in cash and 816,450 shares of our common stock into escrow to secure post-closing indemnification obligations of Salu’s stockholders. Additionally, certain employees of Salu are eligible to receive a performance incentive payment payable in cash over a two-year period commencing in fiscal year 2010 with an aggregate value of $2.5 million if the surviving entity achieves certain financial and other performance targets. On the acquisition date, we recorded a liability of $0.5 million which represented the fair value of the portion of the performance incentive payment that will be accounted for as additional consideration. During first quarter of 2011, we made incentive payments of approximately $0.4 million for achievement of certain 2010 targets. Any adjustments to the fair value of our initial estimate of the performance incentive payment may affect our consolidated statements of operations and could have a material impact on our financial results. In conjunction with the acquisition, we also paid $1.4 million in transaction fees in the first quarter of 2010, which are recorded in general and administrative expenses in the statements of operations.

7. Discontinued Operations

On July 30, 2010, we sold substantially all the assets of our mail-order pharmacy to BioScrip, Inc. (BioScrip) for a purchase price of $10.5 million, subject to adjustment for changes in gross profit of the business. Of this initial consideration, BioScrip paid $5.0 million in connection with closing, with $0.5 million accounting for the purchase of inventory and $4.5 million accounting for the purchase of other assets. BioScrip will pay the remaining $5.5 million of the initial consideration into escrow in installments over the 12 months following the closing. The final amount paid out of escrow will be determined after the 12-month period based on the profitability of the prescription pharmacy business during that period. We recognized $1.6 million of the contingent consideration in 2010 and $1.0 million during the first quarter of 2011. We will continue to earn all or a portion of the remaining consideration of $2.9 million over the remaining contract period in 2011. Additionally, the parties entered into a 5-year marketing agreement allowing drugstore.com pharmacy customers to continue to order as they always have through the drugstore.com web store. Under the agreement, 12 months following the closing of July 30, 2010, BioScrip will pay drugstore.com a fee to continue to market the drugstore.com pharmacy, which will be served by BioScrip. We consider the marketing service fees to be indirect cash inflows of our discontinued mail-order pharmacy segment, as the fees earned are not a significant source of ongoing future revenue.

We have classified the results of operations of our mail-order pharmacy segment as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The following table summarizes the results of operations of our mail order pharmacy segment that we have classified as discontinued operations (in thousands).

	Three months ended
	April 3, 2011	April 4, 2010
Net sales	$—	$7,395
Income (loss) from discontinued operations	(313)	500
Net gain from sale of mail-order pharmacy	1,033	—

Gain from discontinued operations, net of tax	$720	$500

8. Fair Value of Financial and Nonfinancial Instruments

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

Level 1—	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or inputs that are observable or can be corroborated by observable market data.

Level 3—	Valuations based on observable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

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

Assets and liabilities measured at fair value consist of the following:

	April 3, 2011
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Total Fair Value
	(in thousands)
Cash	$14,105	$—	$—	$14,105
Level 1 securities:
Money market funds	7,025	—	—	7,025
Level 2 securities:
Commercial paper	4,300	—	—	4,300
U.S. government agency obligations	8,741	3	—	8,744
Corporate notes and bonds (2)	1,541	1	—	1,542

Total cash, cash equivalents and marketable securities (3)	$35,712	$4	$—	$35,716

Level 3 liabilities:
Deferred acquisition payment				$70

	January 2, 2011
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (1)	Total Fair Value
	(in thousands)
Cash	$11,973	$—	$—	$11,973
Level 1 securities:
Money market funds	7,065	—	—	7,065
Level 2 securities:
Commercial paper	2,727	—	—	2,727
U.S. government agency obligations	8,128	—	2	8,126
Corporate notes and bonds (2)	3,638	2	—	3,640

Total cash, cash equivalents and marketable securities	$33,531	$2	$2	$33,531

Level 3 liabilities:
Deferred acquisition payment				$289

(1)	As of April 3, 2011, there were no investments with loss positions and as of January 2, 2011 U.S. government agency obligations had unrealized losses totaling $2,000. We evaluated the nature of our investments, credit worthiness of the issuer, and the duration of any impairments to determine if an other-than-temporary decline in fair value had occurred.
(2)	Corporate notes and bonds include investments in corporate institutions. No single issuer represents a significant portion of the total corporate notes and bonds portfolio.
(3)	As of April 3, 2011, marketable securities including cash equivalents due within one year totaled $11.9 million and due one year through three years totaled $2.7 million.

9. Stockholders’ Equity

Stock Compensation

We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize it over the service period for awards expected to vest. We determined the fair value of stock options and stock appreciation rights based on the grant date fair value method using the Black-Scholes valuation model. We determined the fair value of restricted stock awards and units based on the number of shares granted and the quoted price of our common stock. We recognize such value as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, we will record such amounts as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Stock Option and Stock Appreciation Rights Activity

The following table summarizes our stock option and stock appreciation rights (SARs) activity:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Outstanding at January 2, 2011	20,064,342	$2.86

Options and SARs granted	—	$—
Options and SARs exercised	(743,393)	$2.95
Options and SARs forfeited	(600,711)	$3.01

Outstanding at April 3, 2011	18,720,238	$2.87

Vested and expected to vest at April 3, 2011	16,600,122	$2.94	5.46

Exercisable at April 3, 2011	15,601,698	$2.96	5.27

Restricted Stock Awards Activity

The following table summarizes our restricted stock awards activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 2, 2011	1,671,191	$1.26

Awards granted	—	$—
Awards released	(394,752)	$1.13
Awards forfeited	(12,448)	$3.47

Outstanding at April 3, 2011	1,263,991	$1.28

Restricted Stock Units Activity

The following table summarizes our restricted stock units activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 2, 2011	1,274,672	$2.19

Units granted	652,575	$1.85
Units vested	(226,660)	$2.13
Units forfeited	(41,780)	$2.00

Outstanding at April 3, 2011	1,658,807	$2.07

Stock-Based Compensation Expense

The following table summarizes stock-based compensation by operating function recorded in the Statements of Operations (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Fulfillment and order processing	$173	$98
Marketing and sales	434	319
Technology and content	253	205
General and administrative	905	1,205

Total	$1,765	$1,827

10. Line of Credit and Debt Obligations

In March 2011, we entered into a loan and security agreement with our existing bank, which includes a revolving three-year line of credit allowing for borrowings up to $40.0 million, which accrue interest, at the option of the borrower and dependent on achieving certain financial covenants, at LIBOR plus 2.5% – 3%, or prime plus 0% – 0.5%. This agreement replaced our two-year $25.0 million line of credit which matured in March 2011. As of April 3, 2011, $16.5 million was outstanding under the line of credit, which included the refinancing of $13.0 million under the prior line of credit, and $3.5 million of borrowings during the first quarter of 2011 related to equipment purchases to automate our New Jersey distribution center. The line of credit matures in March 2014. Availability under the line of credit is also reduced by a $541,000 letter of credit we provided to our corporate headquarters landlord. As of April 3, 2011, the available borrowings under the line of credit were approximately $23.0 million. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, cash and investment balances, and balances outstanding under our line of credit. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants. The $2.2 million of transaction costs incurred in the first quarter of 2011 in connection with the merger agreement with Walgreens (see note 5)

exceeded our allowable limit of one-time charges of $750,000 under the agreement. As a result, we failed our adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjusted for stock compensation) covenant in the first quarter of 2011, which failure the bank waived. The agreement also identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of April 3, 2011, none of these events had occurred.

11. Commitments and Contingencies

Legal Proceedings

Litigation Related to the Merger. In March and April of 2011, seven putative class action lawsuits arising from the proposed acquisition of drugstore.com by Walgreen Co. (Walgreens) were filed in the Court of Chancery of the State of Delaware and the Superior Court of the State of Washington in King County, against drugstore.com, its directors, Walgreens, and Dover Subsidiary, Inc. (Merger Sub). The complaints purport to have been filed on behalf of all holders of drugstore.com common stock, and generally allege that the defendants either breached their fiduciary duties of care, loyalty, good faith, fair dealing, and full disclosure, or aided and abetted such breaches. drugstore.com, directors Dawn Lepore, Geoffrey R. Entress, Richard W. Bennet III, Jeffrey M. Killeen, William D. Savoy, and Gregory S. Stanger, and Walgreens, are named defendants in all of the complaints. Merger Sub is also named as a defendant in some of the complaints.

On April 15, 2011, defendants filed a motion to consolidate, stay, and proceed in one forum in the Washington actions. On April 15, 2011, defendants also filed a motion to proceed in one forum with the Court of Chancery in Delaware. On May 2, 2011, the Washington court entered an order consolidating the Washington actions, and referring the determination on the one forum issue to the judge assigned to the consolidated Washington actions.

On May 2, 2011, plaintiff Nicholas Hurlin filed an Amended Complaint for Breach of Fiduciary Duty (the Amended Complaint) in his Washington action. The Amended Complaint, similar to the prior Washington complaints, generally alleges that the directors breached their fiduciary duties of care, loyalty, good faith, fair dealing, and full disclosure. The Amended Complaint also contains new factual allegations concerning purported deficient disclosures and material omissions in drugstore.com’s preliminary proxy filed on April 14, 2011. The Amended Complaint, similar to the prior complaints, also generally alleges that drugstore.com and Walgreens aided and abetted the directors’ alleged breaches of fiduciary duties.

On May 2, 2011, plaintiffs in the Delaware actions filed a Verified Consolidated Amended Class Action Complaint (the Consolidated Amended Complaint). The Consolidated Amended Complaint, similar to the prior Delaware complaints, generally alleges that the directors breached their fiduciary duties of care, loyalty, good faith, fair dealing, and full disclosure. The Consolidated Amended Complaint also contains new factual allegations concerning purported deficient disclosures and material omissions in drugstore.com’s definitive proxy filed on April 29, 2011. The Consolidated Amended Complaint also alleges that all defendants aided and abetted the directors’ alleged breaches of fiduciary duties.

The relief generally sought by plaintiffs in all actions is, among other things, declaratory and injunctive relief, including an injunction of the merger and that the merger be declared unlawful and unenforceable, a rescission of the merger, to the extent it has already been consummated, and awarding plaintiffs costs, including attorneys’ fees and experts’ fees. The Delaware Consolidated Amended Complaint also seeks an unspecified amount of compensatory and “rescissory” damages.

On May 3, 2011, the Delaware court entered an order consolidating the Delaware actions, appointing lead plaintiffs and lead counsel for plaintiffs, and designating the Consolidated Amended Complaint as the operative complaint in the consolidated actions. Also on May 3, 2011, lead plaintiffs in the Delaware consolidated actions moved to expedite discovery on the basis that such discovery is needed to seek a preliminary injunction. On May 11, 2011, the Delaware Court conducted a status conference with the parties, at which the Court tentatively set a hearing on plaintiffs’ anticipated motion for a preliminary injunction for May 31, 2011. The parties are conferring on an appropriate schedule concerning discovery and briefing and intend to submit a stipulated proposed order to Delaware Court.

On May 4, 2011, plaintiff Hurlin moved to expedite discovery in the consolidated Washington actions on the basis that such discovery is needed to seek a preliminary injunction. On May 12, 2011, the Washington Court held a hearing on defendants’s motion to proceed in one forum and plaintiff Hurlin’s motion to expedite discovery. At the hearing, the parties mutually agreed to allow the Washington plaintiffs to be included in discovery related to the Delaware consolidated actions, including the production of documents and attendance at proposed depositions.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable to estimate the potential damages that might be awarded if the lawsuit is successful and we were found liable, there arose a material limitation with respect to our insurance coverage, or the amount awarded were to exceed our insurance coverage. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse effect on our financial position and results of operations.

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

The parties in the approximately 300 coordinated cases, including the parties in drugstore.com’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including drugstore.com. The District Court approved the settlement on October 5, 2009. Appeals of the settlement approval are proceeding before the United States Court of Appeals for the Second Circuit. Plaintiffs have moved to dismiss the appeals.

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

12. Segment Information

We have two reporting segments: over-the-counter (OTC) and vision. The OTC segment is comprised of the sales and related costs of selling all non-prescription health, beauty, personal care, household, and other products. Our vision segment is comprised of sales and the related costs of selling contact lenses and other contact lens supplies. We operate and evaluate our business segments based on contribution margin results. We define contribution margin as net sales attributable to a segment, less the direct cost of these sales and the incremental (variable) costs of fulfilling, processing, and delivering the order (labor, packaging supplies, and credit card fees that are variable based on sales volume). In the second quarter of 2010, our chief operating decision makers modified our definition of variable order costs to exclude partnership-related royalty costs, which are variable in nature, but are considered more of a marketing cost since we consider our partnerships a marketing channel. We have restated prior periods to reflect this change in the definition of contribution margin. The information presented below for these segments is the information our management uses in evaluating operating performance.

	Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
OTC:
Net sales	$107,466	$92,992
Cost of sales	76,487	63,640
Variable order costs (a)	9,180	7,981

Contribution margin	$21,799	$21,371

Vision:
Net sales	$20,973	$17,941
Cost of sales	15,835	14,113
Variable order costs (a)	981	821

Contribution margin	$4,157	$3,007

Consolidated:
Net sales	$128,439	$110,933
Cost of sales	92,322	77,753
Variable order costs (a)	10,161	8,802

Consolidated contribution margin	$25,956	$24,378

Less:
Fixed fulfillment and order processing (b)	$3,102	$3,173
Marketing and sales	12,785	10,907
Technology and content	6,949	6,608
General and administrative	6,870	6,743

Operating loss	$(3,750)	$(3,053)

(a)	These amounts include all variable costs of fulfillment and order processing, including labor, packaging supplies, and those credit card fees that are variable based on sales volume. These amounts exclude depreciation, stock-based compensation, and fixed overhead costs. As we previously reported in the first quarter of 2010, we excluded partnership-related royalty costs of $660,000 from the three-month period ended April 4, 2010, as a result of the change in our definition of variable costs to exclude such marketing-related costs from contribution margin.
(b)	These amounts include all fixed costs of fulfillment and order processing that are not discernable by business segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 2, 2011.

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

•	our beliefs regarding the adequacy of our liquidity in light of our operations and anticipated capital expenditures;

•	our expectation that we will continue to evaluate and consider a wide array of potential strategic partnerships as part of our growth strategy;

•	the future impact of, or the parties’ performance under, our agreements with our strategic partners;

•	our expectations regarding our continued marketing and merchandising strategies, including the expansion of our product offerings and the continuation of our shipping or other promotions;

•	our expectations and assumptions underlying our valuation of our equity awards;

•	the future launch of new or improved technology or additional websites, including for our strategic partners and in conjunction with our microsite strategy; and

•	the consummation and subsequent impact of the proposed merger with Walgreen Co. (Walgreens).

Forward-looking statements are based on current expectations, and are not guarantees of future performance and involve assumptions, risks, and uncertainties. Actual performance may differ materially from those contained or implied in such forward-looking statements. Risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this quarterly report and Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 2, 2011. You should not rely on a forward-looking statement as representing our views as of any date other than the date on which we made the statement. We expressly disclaim any intent or obligation to update any forward-looking statement after the date on which we make it.

Overview

drugstore.com, inc. is a leading online retailer of health, beauty, clinical skincare, and vision products. We provide a convenient, private, and informative shopping experience while offering a wide assortment of products through our web stores located on the Internet as follows:

Health, Beauty & Pharmacy	OTC Partnerships
www.drugstore.com	www.medcohealthstore.com
www.Beauty.com	www.riteaidonlinestore.com
www.SkinStore.com	www.spalook.com
www.DrWeilVitaminAdvisor.com

Microsites	Vision and Vision Partnerships
www.thenaturalstore.com	www.VisionDirect.com
www.athisbest.com	www.LensMart.com
www.sexualwellbeing.com	www.Lensworld.com
www.allergysuperstore.com	www.LensQuest.com
www.vitaminemporium.com	www.pearlevisioncontacts.com (1)
www.lenscrafterscontacts.com (1)
www.searsopticalcontacts.com (1)

(1)	In the first quarter of 2011, we launched three sites under our partnership with Luxottica Group, S.p.A. (Luxottica), a global leader in the design, manufacturing and distribution of fashion, luxury, and sport eyewear.

Business Segments; Growth Strategies. We operate our business in two business segments: over-the-counter or OTC and vision.

•

OTC. Our OTC segment includes all non-prescription products sold online through our health and beauty web stores, microsites, and our partnership web stores. We source our OTC products from various manufacturers and distributors. We also sell advertising on our primary OTC site www.drugstore.com. Our business strategy is to offer our customers a wide selection of health, beauty, and wellness products at competitive prices and provide a superior online shopping experience. We are able to offer a significantly broader assortment of products, with greater depth in each product category, than brick-and-mortar drugstores and provide a broad array of interactive tools and information on our websites to help consumers make informed purchasing decisions. Key drivers of our growth strategy for our OTC segment include expanding into new marketing channels and enhanced use of mobile and social media, continued ramp up of microsites, growth in partnerships, international expansion, and overall increased customer conversion from site improvements and enhancements. We will continue to enter into new marketing channels, such as Buy.com, which we launched in the fourth quarter of 2010, and ShopRunner.com and eBay.com, which we launched in the first quarter of 2011. In addition, we will continue to make investments in social media advertising and increasing our fan following population. In the first quarter of 2011, we launched new device agnostic mobile stores and plan on launching a variety of applications, or apps, in 2011. We expect continued growth from our microsites, both from the five microsites we have launched to date as well as additional microsites we plan to launch in 2011. Microsites allow us to better target specific customers with tailored marketing programs, by offering a larger assortment of niche specific SKUs and product content. We anticipate continued growth from our partnerships with Medco CHP, L.L.C. (Medco) and Rite Aid Corporation (Rite Aid) as they continue to attract new customers to the websites and generate more orders from site visitors. Finally, we plan to make improvements to site navigation and look and feel of our sites to improve customer conversion. With these initiatives, we will continue to capitalize on our leadership position in health and beauty online, and continue to expand our categories and employ our strategy of being the “when, where, and how” of health, beauty, and wellness.

•

Vision. Our vision segment includes contact lenses and eye accessories sold through our vision web stores. We purchase our contact lens inventory directly from various manufacturers and other distributors. We have a strategic multi-year e-commerce partnership with Luxottica, a global leader in the design, manufacturing and distribution of fashion, luxury, and sport eyewear. Through this partnership, we will develop branded contact lens e-commerce sites for Luxottica’s North American businesses such as LensCrafters, Pearle Vision, and Sears Optical. In the first quarter of 2011, we launched three Luxottica branded sites, www.lenscrafterscontacts.com, www.pearlevisioncontacts.com, and www.searsopticalcontacts.com. In 2011, we plan to continue to drive new customer growth through promotional offers on our owned vision sites and launch one remaining Luxottica branded site.

        Agreement and Plan of Merger. On March 23, 2011, drugstore.com entered into an Agreement and Plan of Merger with Walgreen Co., an Illinois corporation (Walgreens), and Dover Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Walgreens, pursuant to which Dover Subsidiary, Inc. will merge with and into drugstore.com with drugstore.com surviving as a wholly-owned subsidiary of Walgreens. Pursuant to the terms and subject to the conditions of the merger agreement, at the effective time of the merger, each issued and outstanding share of common stock of drugstore.com, including all shares of restricted stock (whether or not vested), will be converted into the right to receive $3.80 in cash, without interest. In addition, outstanding and vested options and stock appreciation rights, in both cases that have exercise prices per share of less than $3.80, will be converted into the right to receive $3.80 in cash less the applicable exercise price, without interest. All other outstanding stock options and stock appreciation rights, and all unvested restricted stock units will be converted into options, stock appreciation rights and restricted stock units, as applicable, denominated in shares of Walgreens common stock based on formulas set forth in the merger agreement, with terms and conditions that are otherwise the same as those existing immediately prior to the consummation of the merger.

In addition, drugstore.com has also agreed to operate its business in the ordinary course of business, consistent with past practice and the terms of certain interim operating covenants, pending consummation of the merger. The merger agreement also contains certain termination rights for both drugstore.com and Walgreens, including for drugstore.com to enter into an agreement with respect to a superior proposal if drugstore.com’s board of directors determines that the failure to do so would reasonably be expected to be inconsistent with its fiduciary duties to drugstore.com’s stockholders under applicable law. Upon termination of the merger agreement under certain circumstances, drugstore.com would be required to pay Walgreens a termination fee of approximately $15.0 million.

Consummation of the merger is subject to customary conditions, including approval of the transaction by drugstore.com’s stockholders. drugstore.com has called a special meeting of its stockholders on June 2, 2011 for purposes of approving the merger. The transaction is not subject to any financing condition. The waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), with respect to the proposed merger expired in May 2011. Accordingly, the merger closing condition with respect to the expiration or termination of the waiting period under the HSR Act has been satisfied. The boards of directors of each of drugstore.com and Walgreens have approved the merger and the merger agreement, and the parties anticipate that the merger will close by the end of June 2011. In conjunction with the planned merger, we incurred transaction related expenses of $2.2 million during the first quarter of 2011 which are recorded in general and administrative expenses in our consolidated statements of operations.

Business Acquisition. On February 19, 2010, we acquired Salu for $19.4 million in cash (less approximately $1.9 million of Salu’s transaction expenses and the repayment of Salu’s outstanding debt obligation of $2.6 million paid out of the merger consideration) and 5,425,678 shares of drugstore.com common stock with a fair value of $17.3 million. Of this initial consideration, drugstore.com paid approximately $2.7 million in cash and 816,450 shares of our common stock into escrow to secure post-closing indemnification obligations of Salu’s stockholders. Additionally, certain employees of Salu are eligible to receive a performance incentive payment payable in cash over a two-year period commencing in fiscal year 2010 with an aggregate value of $2.5 million if the surviving entity achieves certain financial and other performance targets. On the acquisition date, we recorded a liability of $0.5 million which represented the fair value of the portion of the performance incentive payment that will be accounted for as additional consideration. During first quarter of 2011, we made incentive payments of approximately $0.4 million for achievement of certain 2010 targets. Any adjustments to the fair value of our initial estimate of the performance incentive payment may affect our consolidated statements of operations and could have a material impact on our financial results. In conjunction with the acquisition, we also paid $1.4 million in transaction fees in the first quarter of 2010, which are recorded in general and administrative expenses in the statements of operations.

Discontinued Operations. On July 30, 2010, we sold substantially all the assets of our mail-order pharmacy to BioScrip, Inc. (BioScrip) for a purchase price of $10.5 million, subject to adjustment for changes in gross profit of the business. Of this initial consideration, BioScrip paid $5.0 million in connection with closing, with $0.5 million accounting for the purchase of inventory and $4.5 million accounting for the purchase of other assets. BioScrip will pay the remaining $5.5 million of the initial consideration into escrow in installments over the 12 months following the closing. The final amount paid out of escrow will be determined after the 12-month period based on the profitability of the prescription pharmacy business during that period. We recognized $1.6 million of the contingent consideration in 2010 and $1.0 million during the first quarter of 2011. We will continue to earn all or a portion of the remaining consideration of $2.9 million over the remaining contract period in 2011. Additionally, the parties entered into a 5-year marketing agreement allowing drugstore.com pharmacy customers to continue to order as they always have through the drugstore.com web store. Under the agreement, 12 months following the closing of July 30, 2010, BioScrip will pay drugstore.com a fee to continue to market the drugstore.com pharmacy, which will be served by BioScrip. We consider the marketing service fees to be indirect cash inflows of our discontinued mail-order pharmacy segment, as the fees earned are not a significant source of ongoing future revenue. We have classified the results of operations of our mail-order pharmacy segment as discontinued operations in the accompanying consolidated financial statements for all periods presented.

We operate using a 52/53-week retail calendar year, with each of the fiscal quarters in a 52-week fiscal year representing a 13-week period. Fiscal years 2011 and 2010 are 52-week years.

Results of Operations

Customer Data

We define new and repeat customer orders as orders generated through our health and beauty web stores, microsites, and our vision web stores, excluding our partnership orders with Medco, Rite Aid, and Luxottica as well as Salu’s partnership with SpaLook.com and orders generated through Dr. Weil-related web stores. We define total orders as orders fulfilled through our distribution centers. Mixed orders across one or more of our business segments are reported to each individual segment, but are included as one order in the number of total customer orders shipped. In first quarter of 2011, orders from new customers increased year-over-year by 13% to 538,000. These increases are primarily the result of new orders generated from our acquisition of Salu, orders generated through our vision web stores, orders driven by our microsites, and expansion into new marketing channels. Orders from repeat customers as a percentage of total orders remained consistent year-over-year at 65% in the first quarter of 2011.

Net Sales

	Three Months Ended
	April 3, 2011	% Change	April 4, 2010
	(in thousands, except per order data)
Total net sales	$128,439	15.8%	$110,933
Total customer orders shipped	1,988	14.6%	1,735
Average net sales per order	$65	1.6%	$64

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

Total net sales increased year-over-year in the first quarter of 2011 as a result of increases in order volume, net sales per order, and the acquisition of Salu, Inc. on February 19, 2010, which generated $14.2 million in net sales in the first quarter of 2011 and $5.5 million of net sales in the first quarter of 2010. Order volumes increased year-over-year in the first quarter of 2011, reflecting an approximate 15% increase in orders in both our OTC and vision segments. Net sales per order increased year-over-year primarily as a result of an increase in net sales per order in our vision segment. Revenues from repeat customers, excluding partnerships, were 71% and 73% of total net sales in the first quarter of 2011 and 2010, respectively.

OTC Net Sales

	Three Months Ended
	April 3, 2011	% Change	April 4, 2010
	(in thousands, except per order data)
OTC net sales	$107,466	15.6%	$92,992
Percentage of total net sales from OTC	83.7%		83.8%
OTC customer orders shipped	1,818	14.5%	1,588
Average net sales per order	$59	—%	$59

Net sales in our OTC segment increased year-over-year in the first quarter of 2011 as a result of an increase in order volume. The number of orders in our OTC segment grew year-over-year in the first quarter of 2011 as a result of: (a) orders generated from our acquisition of Salu on February 19, 2010, (b) orders through new and existing marketing channels, and (c) orders driven by our microsites. The average net sales per order in our OTC segment remained consistent between the first quarter of 2011 and 2010. Net sales generated by our acquisition of Salu in the first quarter of 2011 and 2010 were $14.2 million and $5.5 million, respectively, and net sales generated by our partnerships with Medco and Rite Aid in the first quarter of 2011 and 2010 were $5.0 million and $4.6 million, respectively.

Vision Net Sales

	Three Months Ended
	April 3, 2011	% Change	April 4, 2010
	(in thousands, except per order data)
Vision net sales	$20,973	16.9%	$17,941
Percentage of total net sales from vision	16.3%		16.2%
Vision customer orders shipped	170	14.9%	148
Average net sales per order	$123	1.8%	$121

Net sales in our vision segment increased year-over-year in the first quarter of 2011 as a result of an increase in orders and net sales per order. Orders in our vision segment increased year-over-year in the first quarter of 2011, primarily as a result of increased new customer orders driven by promotional offers. The year-over-year increase in average net sales per order was driven primarily by customers making larger quantity purchases, partially offset by increased use of discount and promotional offers by our customers.

Cost of Sales and Gross Margin

	Three Months Ended
	April 3, 2011	% Change	April 4, 2010
	($ in thousands)
Cost of sales	$92,322	18.7%	$77,753
Gross profit dollars	$36,117	8.9%	$33,180
Gross margin percentage	28.1%		29.9%

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

Total cost of sales increased year-over-year in absolute dollars in the first quarter of 2011 as a result of growth in order volume and net sales in both of our OTC and vision segments. Total gross margin percentage decreased year-over-year in the first quarter of 2011 primarily as a result of a 280 basis point decrease in our OTC segment margin due to increased promotional offers to accelerate new customer growth and downward pricing pressures resulting from increased ecommerce competition, partially offset by a 320 basis point improvement in our vision segment margins.

Shipping

	Three Months Ended
	April 3, 2011	% Change	April 4, 2010
	($ in thousands)
Shipping activity:
Shipping revenue	$4,105	5.0%	$3,909
Shipping costs	$9,818	15.0%	$8,537

Net shipping loss	$5,713	23.4%	$4,628

Percentage of net sales:
Shipping revenue	3.2%		3.5%
Shipping costs	7.6%		7.7%
Net shipping loss	4.4%		4.2%

We include in net sales our revenues from shipping charges to customers, and we include in cost of sales outbound shipping costs. Our net shipping loss increased year-over-year in absolute dollars and as a percentage of net sales in the first quarter of 2011, primarily as a result of a decrease in shipping revenue resulting from an increase in the number of customers using free shipping offers and a reduced number of customers choosing expedited shipping methods for their orders. We expect to continue to subsidize a portion of customers’ shipping costs for the foreseeable future, through certain free shipping promotions, as a strategy to attract and retain customers.

OTC Cost of Sales and Gross Margin

	Three Months Ended
	April 3, 2011	% Change	April 4, 2010
	($ in thousands)
OTC cost of sales	$76,487	20.2%	$63,640
OTC gross profit dollars	$30,979	5.5%	$29,352
OTC gross margin percentage	28.8%		31.6%

Cost of sales in our OTC segment increased year-over-year in absolute dollars in the first quarter of 2011, as a result of growth in order volumes and net sales generated from the acquisition of Salu, growth in net sales generated through existing and new marketing channels, and growth in net sales from microsites. Our gross margin percentage decreased year-over-year in the first quarter of 2011, as a result of promotional offers to accelerate new customer growth, downward pricing pressures resulting from increased ecommerce competition, and a decrease in vendor subsidies. These decreases were partially offset by strong year-over-year net sales growth in our higher margin total beauty business, including prestige beauty and Salu, of 29%.

Vision Cost of Sales and Gross Margin

	Three Months Ended
	April 3, 2011	% Change	April 4, 2010
	($ in thousands)
Vision cost of sales	$15,835	12.2%	$14,113
Vision gross profit dollars	$5,138	34.2%	$3,828
Vision gross margin percentage	24.5%		21.3%

Cost of sales in our vision segment increased year-over-year in absolute dollars in the first quarter of 2011 as a result of growth in net sales. Gross margin percentage in the first quarter of 2011 benefited year-over-year from our joint sourcing agreement with Luxottica, partially offset by discounts and promotional offers, and by an increase in cost of sales in the first quarter of 2010 due to a higher mix of higher cost inventory related to the build-up of inventory to support the move of our vision fulfillment operations from Ferndale, Washington to our distribution center in Swedesboro, New Jersey and a one-time inventory shrinkage charge related to the migration of inventory to a new perpetual inventory system.

Fulfillment and Order Processing Expenses

	Three Months Ended
	April 3, 2011	% Change	April 4, 2010
	($ in thousands)
Fulfillment and order processing expenses	$13,263	10.8%	$11,975
Percentage of net sales	10.3%		10.8%
Fixed and variable cost information:
Variable costs	$10,161	15.4%	$8,802
Fixed costs	$3,102	-2.2%	$3,173

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

Variable fulfillment and order processing expenses increased year-over-year in absolute dollars in the first quarter of 2011 primarily as a result of an increase in order volume in our OTC and vision segments. Fixed fulfillment and order processing expenses remained consistent year-over-year in the first quarter of 2011 as a result of a $0.4 million decrease in depreciation expense from assets being fully depreciated in 2010, partially offset by the addition of a full quarter of Salu fulfillment costs. Fulfillment and order processing expenses as a percentage of net sales improved year-over-year in the first quarter of 2011, due to the fact that our fixed fulfillment costs were spread across a higher revenue base.

Marketing and Sales Expenses

	Three Months Ended
	April 3, 2011	% Change	April 4, 2010
	($ in thousands)
Marketing and sales expenses	$12,785	17.2%	$10,907
Percentage of net sales	10.0%		9.8%

Marketing and sales expenses include advertising expenses, promotional expenditures, web analytic tools, web design, and payroll and related expenses for personnel engaged in marketing and merchandising activities. Advertising expenses include our obligations under various advertising contracts. Advertising and promotional costs were $9.5 million in the first quarter of 2011 and $8.1 million in the first quarter of 2010.

Marketing and sales expenses increased in absolute dollars and as a percentage of net sales in the first quarter of 2011 compared to the prior year. The year-over-year increase of $1.9 million in the first quarter of 2011 resulted primarily from: an increase of $1.6 million in paid search, affiliate, and portal costs, driven by order volume, growth in new customer orders, and the addition of Salu’s online marketing costs for a full quarter; and $0.3 million in employee related costs primarily due to the addition of Salu’s costs for a full quarter in 2011.

Marketing and sales expense per new customer, excluding partnership marketing costs and orders, was $23.50 in the first quarter of 2011 and $22 in the first quarter of 2010. The year-over-year increase in marketing cost per new customer is primarily due to a higher mix of new customer orders, which have a higher acquisition cost, and an increase in marketing investments associated with our microsites as well as a shift in marketing channel mix related to social networks and marketplaces.

Technology and Content Expenses

	Three Months Ended
	April 3, 2011	% Change	April 4, 2010
	($ in thousands)
Technology and content expenses	$6,949	5.2%	$6,608
Percentage of net sales	5.4%		6.0%

Technology and content expenses consist primarily of payroll and related expenses for personnel engaged in developing, maintaining, and making routine upgrades and improvements to our websites. Technology and content expenses also include Internet access and hosting charges, depreciation on hardware, and technology structures, utilities, and website content and design expenses.

Technology and content expenses increased in absolute dollars but decreased as a percentage of net sales in the first quarter of 2011 compared to the prior year. The year-over-year increase of $0.3 million in the first quarter of 2011 resulted primarily from the addition of Salu’s technology costs for a full quarter. Technology and content expenses as a percentage of net sales improved year-over-year in the first quarter of 2011 due to the fact that we spread fixed technology and content costs across a higher revenue base.

General and Administrative Expenses

	Three Months Ended
	April 3, 2011	% Change	April 4, 2010
	($ in thousands)
General and administrative expenses	$6,870	1.9%	$6,743
Percentage of net sales	5.3%		6.1%

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, and other general corporate expenses.

General and administrative expenses remained consistent year-over-year in absolute dollars but decreased as a percentage of net sales in the first quarter of 2011. In the first quarter of 2011, we incurred $2.2 million of transaction costs related to the planned merger with Walgreens offset by $1.4 million of transaction fees related to the acquisition of Salu and a fully vested warrant with a fair value of $0.7 million issued in exchange for three years of advisory services in the first quarter of 2010. General and administrative expenses as a percentage of net sales decreased in the first quarter of 2011 as a result of fixed costs spread across a higher revenue base.

Interest Income and Expense

	Three Months Ended
	April 3, 2011	April 4, 2010
Interest (expense) income	$(153)	$(63)

Interest income consists of earnings on our cash, cash equivalents, and marketable securities, and interest expense consists primarily of interest associated with debt obligations. The year-over-year increase in net interest expense in the first quarter of 2011 was primarily due to an increase in interest expense from increased borrowings on our line of credit and capital leases.

Gain from Discontinued Operations

	Three Months Ended
	April 3, 2011	April 4, 2010
Gain from discontinued operations	$720	$500

The gain from discontinued operations represents the gain on the sale and the operations of our discontinued mail-order pharmacy segment as a result of our sale of our mail-order pharmacy assets to BioScrip on July 30, 2010. See note 7 to our consolidated financial statements.

Income Taxes

There was no provision or benefit for income taxes for the first quarter of 2011 due to our ongoing operating losses.

Non-GAAP Measures

Adjusted EBITDA

The following table provides information regarding our adjusted EBITDA, including a reconciliation of net loss to adjusted EBITDA (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Net loss	$(3,183)	$(2,616)
Amortization of intangible assets	132	48
Stock-based compensation	1,765	1,827
Depreciation	3,018	3,204
Interest expense, net	153	63

Adjusted EBITDA	$1,885	$2,526

Ongoing Adjusted EBITDA

The following table provides information regarding our ongoing adjusted EBITDA, including a reconciliation of adjusted EBITDA to ongoing adjusted EBITDA (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Adjusted EBITDA	$1,885	$2,526
Less: Discontinued mail-order pharmacy operations	(992)	(517)
Add: Walgreens transaction related costs	2,235	—
Add: Vision migration one-time charges	—	650
Add: Salu and Luxottica transaction and integration-related costs	—	1,786

Ongoing Adjusted EBITDA	$3,128	$4,445

To supplement the consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (GAAP), we use the non-GAAP measure of adjusted EBITDA, defined as earnings before interest, taxes, depreciation, and amortization of intangible assets, adjusted to exclude the impact of stock-based compensation expense. We also use the non-GAAP measure of ongoing adjusted EBITDA, defined as adjusted EBITDA excluding the impact of expenses or income from discontinued operations, certain legal actions, settlements and related costs outside our normal course of business, restructuring and severance costs, impairment charges, and certain other one-time charges and credits specifically identified in the non-GAAP reconciliation financial schedules included in this quarterly report. These non-GAAP measures are provided to enhance the user’s overall understanding of our current financial performance. Management believes that adjusted EBITDA and ongoing adjusted EBITDA, as defined, provides useful information to us and to investors by excluding certain items that may not be indicative of our core operating results. In addition, because we have historically provided adjusted EBITDA and have recently begun to provide ongoing adjusted EBITDA measures to investors, management believes that including adjusted EBITDA and ongoing adjusted EBITDA measures provides consistency in the our financial reporting. However, adjusted EBITDA and ongoing adjusted EBITDA should not be considered in isolation, or as a substitute for, or as superior to, net income/loss, cash flows, or other consolidated income/loss or cash flow data prepared in accordance with GAAP, or as a measure of our profitability or liquidity. Although adjusted EBITDA and ongoing adjusted EBITDA are frequently used as measures of operating performance, they are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Net income/loss is the closest financial measure prepared by us in accordance with GAAP in terms of comparability to adjusted EBITDA and ongoing adjusted EBITDA.

Adjusted EBITDA and ongoing adjusted EBITDA decreased year-over-year in the first quarter of 2011, primarily as a result of a decrease in our OTC segment gross profit dollars as a percentage of net sales due to increased promotional offers to accelerate new customer growth and downward pricing pressures resulting from increased ecommerce competition. The impact of this decrease was partially offset by lower fixed costs as a percentage of revenue as a result of costs being spread across a higher revenue base. The first quarters of 2011 and 2010 included $2.2 million and $1.8 million, respectively, of transaction and integration costs related to Walgreens, Salu, and Luxottica.

Significant Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant accounting policies are included in Note 1 of our consolidated financial statements included in Part I of our annual report on Form 10-K for the fiscal year ended January 2, 2011. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations.

Off-Balance Sheet Transactions

We have not entered into any off-balance sheet transactions.

Liquidity and Capital Resources

We have an accumulated deficit of $778.0 million through April 3, 2011. To date, we have had only four profitable quarters, and we may never achieve profitability on a full-year or consistent basis.

Our primary source of cash is sales made through our websites, for which we collect cash from our customers and payments received from our fulfillment partners. Our primary uses of cash are purchases of inventory, salaries, marketing expenses, and overhead and fixed costs. Any projections of our future cash needs and cash flows are subject to substantial uncertainty for the reasons discussed in this section and in the sections entitled “Risk Factors,” in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 2, 2011.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities, which include commercial paper, U.S. government agency obligations, and corporate notes and bonds, are considered short-term as they are available to fund current operations. In addition, in March 2011, we entered into a new three-year line of credit agreement with our existing bank, which replaced our existing two-year $25.0 million line of credit, allowing for borrowings of up to $40.0 million in the aggregate through March 2014, which is available to fund operations, capital expenditures, or finance acquisitions, as needed. As of April 3, 2011, $16.5 million was outstanding under the line of credit, which included the refinancing of $13.0 million under the prior line of credit, and $3.5 million of borrowings during the first quarter of 2011 related to equipment purchases to automate our New Jersey distribution center. The available borrowings under the three-year line of credit were approximately $23.0 million as of April 3, 2011. In the event we are not in compliance with certain financial covenants contained in the line of credit agreement, and are unable to obtain a waiver from the bank, our ability to borrow under the line of credit may be temporarily suspended until such time the covenant violations are remediated. The $2.2 million of transaction costs incurred in the first quarter of 2011, in connection with the merger agreement with Walgreens (see note 5 to our consolidated financial statements), exceeded our allowable limit of one-time charges of $750,000 under the agreement. As a result, we failed our adjusted EBITDA covenant in the first quarter of 2011, which was waived by the bank.

As of April 3, 2011, our cash and money market funds include $5.0 million that serves as collateral on a contract. The contract is cancelable with 30-days written notice and therefore the cash equivalent is considered readily available within 30 days.

        We believe that our cash and marketable securities on hand plus our sources of cash will be sufficient to fund our operations and anticipated capital expenditures. However, any projections about our future cash needs and cash flows are subject to substantial uncertainty. As a result, we may need to raise additional monies to fund our operating activities or for strategic flexibility (if, for example, we decide to pursue business or technology acquisitions or invest in additional distribution centers) or if our expectations regarding our operations and anticipated capital expenditures change. We have assessed in the past, and will continue to assess, opportunities for raising additional funds by selling equity, equity-related or debt securities, obtaining additional credit facilities, or obtaining other means of financing for strategic reasons or to further strengthen our financial position. Under the merger agreement with Walgreens, we generally would be prohibited from issuing equity or debt securities without Walgreens consent, and we cannot ensure that Walgreens would approve of any such issuance. In addition, we cannot be certain that additional financing will be available to us on acceptable terms when required, or at all. Furthermore, if we were to raise additional funds through the issuance of securities, such securities may have rights, preferences, or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Discussion of Cash Flows

The following table provides information regarding our cash flows for the three-month periods ended April 3, 2011 and April 4, 2010:

	Three Months Ended
	April 3, 2011	$ Change	April 4, 2010
	(in thousands)
Net cash provided by (used in)
Continuing operations	$4,407	$2,464	$1,943
Discontinued operations	$(372)	$(1,424)	$1,052
Continuing investing activities	$(4,500)	$13,442	$(17,942)
Discontinued investing activities	$—	$366	$(366)
Financing activities	$4,758	$(5,481)	$10,239
Net increase (decrease) in cash and cash equivalents	$4,293	$9,367	$(5,074)

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

In the first quarter of 2011, net cash provided by continuing operations reflects non-cash expenses of $4.9 million and cash generated from working capital of $3.4 million, partially offset by a loss from continuing operations of $3.9 million. In the first quarter of 2010, net cash provided by continuing operations reflects non-cash expenses of $5.1 million, partially offset by a loss from continuing operations of $3.1 million. Net cash provided by continuing operations, net of acquisitions, increased year-over-year in the first quarter of 2011 as a result of cash generated from working capital, primarily due to a decrease in inventory and accounts receivable, partially offset by an increase in net loss from continuing operations. In the first quarter of 2011, net cash used in discontinued operations reflects expenses incurred from discontinued operations of our mail-order pharmacy segment and the first quarter of 2010 reflects mail-order pharmacy operations and cash provided by the settlement of assets and liabilities. Net cash used in discontinued operations decreased year-over-year in the first quarter of 2011 as a result of the sale of the mail-order pharmacy assets in the third quarter of 2010.

Cash provided by (used in) investing activities. Our net cash flows used in investing activities include the purchase of marketable securities, the acquisition of fixed assets and intangible assets, and the acquisition of Salu, partially offset by the net proceeds received from the sales and maturities of marketable securities.

In the first quarter of 2011, net cash used in continuing investing activities reflects $6.6 million of fixed asset purchases, including $3.5 million related to equipment purchased for the automation of our New Jersey distribution center, and $1.3 million of purchases of marketable securities, partially offset by $3.4 million from sales and maturities of marketable securities. In the first quarter of 2010, net cash used in continuing investing activities reflects $18.0 million of cash used to acquire Salu, net of $1.4 million of cash acquired, $2.0 million used to purchase fixed assets and intangible assets, and $2.3 million used to purchase marketable securities, partially offset by $4.4 million from sales and maturities of marketable securities. Net cash used in continuing investing activities decreased year-over-year in the first quarter of 2011 primarily as a result of the purchase of Salu in the first quarter of 2010, partially offset by the increase in fixed asset purchases. Net cash used in discontinued investing activities in the first quarter of 2010 represents the software development costs related to the systems integration between our mail-order pharmacy and BioScrip in conjunction with the sale of the mail-order pharmacy in the third quarter of 2010.

Cash provided by (used in) financing activities. Our net cash flows from financing activities represent cash provided from borrowings under our revolving bank line of credit to fund capital expenditures, acquisitions, and operations, and the exercise of options, partially offset by payments on our debt obligations and purchases of treasury stock.

        In the first quarter of 2011, net cash provided by financing activities represents $3.5 million of proceeds received from the line of credit to fund asset purchases related to the automation of our New Jersey distribution center and $2.0 million of stock option exercises, partially offset by $0.7 million of payments on debt obligations and treasury stock purchases. In the first quarter of 2010, net cash provided by financing activities represents $10.0 million of proceeds received from the line of credit for the Salu acquisition, and $0.3 million received from the exercise of stock options. Net cash provided by financing activities decreased year-over-year in the first quarter of 2011 primarily due to less borrowings on the line of credit and increases in proceeds from the exercise of stock options.

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

Contractual Cash Requirements and Commitments

In March 2011, we entered into a loan and security agreement with our existing bank, which includes a revolving three-year line of credit allowing for borrowings up to $40.0 million, which accrue interest, at the option of the borrower and dependent on achieving certain financial covenants, at LIBOR plus 2.5% – 3%, or prime plus 0% – 0.5%. This agreement replaced our two-year $25.0 million line of credit which matured in March 2011. As of April 3, 2011, $16.5 million was outstanding under the line of credit, which included the refinancing of $13.0 million under the prior line of credit, and $3.5 million of borrowings during the first quarter of 2011 related to equipment purchases to automate our New Jersey distribution center. The line of credit matures in March 2014. Availability under the line of credit is also reduced by a $541,000 letter of credit we provided to our corporate headquarters landlord. As of April 3, 2011, the available borrowings under the line of credit were approximately $23.0 million. Advances available under the revolving line of credit are limited, based on eligible inventory, accounts receivable, cash and investment balances, and balances outstanding under our line of credit. The agreement contains certain covenants that are customary in transactions of this nature, including a prohibition on other debt and liens, requirements regarding the payment of taxes, and certain restrictions on mergers and acquisitions, investments, and transactions with our affiliates, as well as certain financial covenants. The $2.2 million of transaction costs incurred in the first quarter of 2011, in connection with the merger agreement with Walgreens (see note 5 to our consolidated financial statements), exceeded our allowable limit of one-time charges of $750,000 under the agreement. As a result, we failed our adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjusted for stock compensation) covenant in the first quarter of 2011, which was waived by the bank. The agreement also identifies certain events of default that are customary for transactions of this nature and subject to materiality provisions and grace periods where appropriate, including failure to pay any principal or interest under this facility or other instruments when due, the occurrence of a material adverse change, violations of any covenants, a material cross-default to our other debt, or a change of control. As of April 3, 2011, none of these events had occurred.

As of April 3, 2011, we did not have any future material noncancelable commitments to purchase goods or services.

Except as discussed above, there have been no material changes to our contractual commitments as disclosed in our annual report on Form 10-K for the fiscal year ended January 2, 2011.

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

Our financing facilities expose our net earnings to changes in short-term interest rates because interest rates on the underlying obligations are variable. Borrowings outstanding under the variable interest-bearing financing facilities totaled $16.5 million at April 3, 2011, and the highest interest rate attributable to this outstanding balance was 3.25% at April 3, 2011. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

We have investment risk exposure arising from our investments in marketable securities due to the volatility of the bond market in general, company-specific circumstances, and changes in general economic conditions. As of April 3, 2011, we had $11.0 million of securities classified as “marketable securities.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 4.	Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, chief accounting officer, and general counsel, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer, chief accounting officer, and general counsel, concluded that, as of April 3, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to management in a timely fashion.

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

See Note 11 of our consolidated financial statements, “ Commitments and Contingencies—Legal Proceedings ,” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

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

The announcement and pendency of our agreement to be acquired by Walgreens could adversely affect our business, financial results and operations.

On March 23, 2011, drugstore.com, inc., a Delaware corporation, entered into an Agreement and Plan of Merger with Walgreen Co. (Walgreens), an Illinois corporation, and Dover Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Walgreens, pursuant to which Dover Subsidiary, Inc. will merge with and into drugstore.com with drugstore.com surviving as a wholly-owned subsidiary of Walgreens.

The announcement and pendency of the merger and the related litigation described in note 11 to our consolidated financial statements could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, vendors, and employees, which could have an adverse effect on our business, financial results, and operations. In particular, we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger. We could potentially lose customers or suppliers, or customer orders could be delayed or decreased. The sales cycles for our products may lengthen due to the uncertainty related to the proposed merger. In addition, we have diverted, and will continue to divert, significant management resources in an effort to complete the merger, which could adversely affect our business and results of operations. We may also experience increased competition if our competitors target our customers as a result of the uncertainty associated with our proposed acquisition by Walgreens.

We are subject to prohibitions contained in the merger agreement on soliciting, initiating, knowingly facilitating, or knowingly encouraging alternative acquisition proposals. If violated, these restrictions could potentially result in the termination of the merger agreement by Walgreens. We are also subject to restrictions contained in the merger agreement on the conduct of our business prior to the completion of the merger. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments, and future opportunities or may otherwise harm our business, financial results, and operations.

The failure to complete the merger could adversely affect our business and the market price of our common stock and could result in substantial termination costs.

There is no assurance that the merger with Walgreens or any other transaction will occur. Consummation of the merger is subject to various conditions, including the approval by our stockholders and certain other conditions. If the proposed merger, or a similar transaction, is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. We will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. In addition, under circumstances defined in the merger agreement, we may be required to pay Walgreens a termination fee of approximately $15 million. Furthermore, a failed transaction may result in negative publicity and a negative impression of us in the investment community.

Certain of our directors and executive officers have interests in the merger that may be different from, or in addition to, the interests of our stockholders.

Our executive officers negotiated the terms of the merger agreement under the direction of our board of directors. The board unanimously adopted, approved, and declared advisable the merger agreement and the transactions contemplated by the merger agreement, declared it in the best interest of our stockholders for us to enter into the merger agreement and consummate the transactions contemplated by the merger agreement, declared the terms of the merger fair to our stockholders and recommended that our stockholders vote in favor of the merger agreement. These directors and executive officers may have interests in the merger that are different from, or in addition to, or may be deemed to conflict with those of our stockholders. These interests may include the continued employment of certain of our executive officers by the combined company and the indemnification of former directors and officers by the combined company. With respect to these directors and executive officers, these interests also include the treatment in the merger of employment agreements, severance policies, change of control arrangements, restricted stock, restricted stock units, stock options, stock appreciation rights, and other rights held by these directors and executive officers.

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

We have entered, or expect to enter, into a number of strategic partnerships to build, host, and market websites and to process and fulfill orders with Rite Aid Corporation, Medco CHP, L.L.C., Luxottica Group S.p.A., and BioScrip Pharmacy Services, Inc. We believe that our relationships with these and other strategic partners, Internet portals, third-party distributors, and manufacturers are critical to attract customers, to facilitate broad market acceptance of our products and the drugstore.com brands, and to enhance our sales and marketing capabilities. We expect to continue to evaluate and consider a wide array of potential strategic partnerships as part of our growth strategy. Any of these transactions could be material to our financial condition and results of operations. If we are unable to develop or maintain key relationships, our ability to attract customers would suffer and our business would be adversely affected. The process of integrating and maintaining strategic partnerships may create unforeseen operating difficulties and expenditures and is itself risky. Such risks include a diversion of management time, as well as a shift of focus from operating the businesses, to issues related to integration and administration of the strategic partnerships; partners’ having interests, strategies or goals inconsistent with ours; business decisions or other actions of our partners that may result in harm to our reputation or adversely affect the value of our investment in the partnership. Such partnerships require a significant investment of time and resources, and we may not generate sufficient revenues to offset this investment. We may incur additional operating losses and expenses as a result of the operations of the strategic partners or the partnerships. In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic partners or partnerships, including their ability to perform according to our partners’ and our expectations. Our business could be harmed if any of our strategic partners were to experience financial or operational difficulties or if other corporate developments adversely affect their performance under their agreements with us.

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

Our available funds may not be sufficient to meet all of our long-term business development requirements, and we may seek to raise additional funds through public or private debt or equity financings. Pending the closing of the proposed merger with Walgreens, we generally are prohibited from any such financings without the consent of Walgreens, and we cannot ensure they would approve any such financing. In addition, due to the recent tightening of the credit and equity markets, any additional financing that we may need may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our strategic flexibility or ability to develop and grow our business may be significantly limited. In March 2011, we entered into a loan and security agreement with our existing bank, which includes a revolving three-year line of credit allowing for borrowings up to $40.0 million, which accrue interest at LIBOR plus 2.5% – 3%, or prime plus 0% – 0.5%. This agreement replaced our two-year $25.0 million line of credit that matured in March 2011. As of April 3, 2011, $16.5 million was outstanding under the line of credit, which included the refinancing of $13.0 million under the prior line of credit, and $3.5 million of borrowings during the first quarter of 2011 related to equipment purchases to automate our New Jersey distribution center.

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

At April 3, 2011, we had $17.2 million of debt obligations outstanding, as well as $23.0 million of available borrowing capacity under our existing three-year line of credit. We may incur additional indebtedness in the future, including under our revolving line of credit, through additional capital leases, or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences, including, without limitation, the following:

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

We have an accumulated deficit of $778.0 million through April 3, 2011. To date, we have had only four profitable quarters, and we may never achieve profitability on a full-year or consistent basis. As a result, our stock price may decline and stockholders may lose all or a part of their investment in our common stock.

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

Amazon.com beneficially owns approximately 12% of our outstanding stock, and is entitled to designate a director to serve on our board of directors, currently Geoffrey R. Entress. Kleiner Perkins Caufield and Byers, or KPCB, owns approximately 9% of our outstanding stock, and T. Rowe Price Associates, Inc. owns approximately 7% of our outstanding stock. Because each owns a significant percentage of our capital stock, any of these stockholders, or more than one of them, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Furthermore, because of these substantial equity stakes in drugstore.com, competitors of these stockholders, or other potential acquirers could decide not to merge with, or acquire, us. In addition, in the case of a potential acquisition of drugstore.com by another party, a substantial equity stake in drugstore.com could prevent the tax-free treatment of an acquisition, making drugstore.com a less attractive acquisition candidate. In addition, if any of our significant stockholders were to sell a substantial quantity of their holdings in a short period of time, our stock price could decline.

At April 3, 2011, we had approximately $638 million of federal net operating loss carry-forwards that will expire beginning in 2018. Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years. Based upon our cumulative historic ownership activity, it likely results in a significant limitation on the utilization of our net operating loss carryforwards. Also, if we were to have an extraordinary amount of shares acquired, for example more than 40.0 million from a new or existing 5% shareholder or if we were to be acquired, then based on our current fair value and the low long-term tax exempt interest rate, utilization of a significant amount of our net operating losses could be further limited.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated March 23, 2011 (incorporated by reference to Exhibit 2.1 to drugstore.com, inc.’s Current Report on Form 8-K filed March 24, 2011 (Registration No. 000-26137)).

3.1	Amended and Restated Certificate of Incorporation of drugstore.com, inc. (incorporated by reference to Exhibit 3.2 to drugstore.com, inc.’s Registration Statement on Form S-1 filed February 9, 2000 (Registration No. 333-96441)).

3.2	Amended and Restated Bylaws of drugstore.com, inc. dated January 26, 2009 (incorporated by reference to Exhibit 3.1 to drugstore.com inc.’s Current Report on Form 8-K filed January 30, 2009 (SEC File No. 000-26137)).

31.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dawn G. Lepore, Chairman of Board, President and Chief Executive Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert P. Potter, Vice President and Chief Accounting Officer of drugstore.com, inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRUGSTORE.COM, INC (Registrant)

By:.	/s/ Robert P. Potter
Robert P. Potter
Vice President and Chief Accounting Officer

Date: May 13, 2011